Form 10QSB
period 2001-09-30
1ST CONSTITUTION BANCORP
filed 2001-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-32891

1st Constitution Bancorp

(Exact name of registrant as specified in its charter)

New Jersey	22-3665653

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No)

2650 Route 130, P.O. Box 634, Cranbury, NJ	08512

(Address of principal executive officers)	(Zip Code)

(609) 655-4500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

  Yes        No

As of November 2, 2001 there were 1,331,705 shares of common stock, no par value outstanding.

1st Constitution Bancorp

FORM 10-QSB

INDEX

PART I	-	FINANCIAL INFORMATION

ITEM 1	-	Financial Statements and Notes to Consolidated Financial Statements

ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	-	Market Risk

PART II	-	OTHER INFORMATION

ITEM 1	-	Legal Proceedings

ITEM 2	-	Changes in Securities

ITEM 3	-	Defaults upon Senior Securities

ITEM 4	-	Submission of Matters to a Vote of Security Holders

ITEM 5	-	Other Information

ITEM 6	-	Exhibits and Reports on Form 8-K

SIGNATURES

1st Constitution Bancorp and Subsidiary
Consolidated Statements Of Condition

	September 30, 2001	December 31, 2000

ASSETS

CASH AND DUE FROM BANKS	$5,732,109	$6,839,966

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	19,583,919	700,000

Total cash and cash equivalents	25,316,028	7,539,966

SECURITIES

Available for sale, at market value	60,060,429	48,537,571

Held to maturity (market value of $6,438,573 and $8,528,995 in 2001 and 2000, respectively)	6,247,340	8,503,675

Total securities	66,307,769	57,041,246

LOANS HELD FOR SALE	3,549,294	1,306,806

LOANS	124,695,412	110,631,471

Less- Allowance for loan losses	(1,314,582)	(1,132,555)

Net loans	123,380,830	109,498,916

PREMISES AND EQUIPMENT, net	950,070	939,838

ACCRUED INTEREST RECEIVABLE	1,191,124	1,287,741

OTHER ASSETS	516,769	1,225,862

Total assets	$221,211,884	$178,840,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

Deposits

Non-interest bearing	$32,108,487	$31,462,624

Interest bearing	131,552,332	97,730,417

Total deposits	163,660,819	129,193,041

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	22,126,700	16,835,430

OTHER BORROWINGS	15,500,000	15,500,000

ACCRUED INTEREST PAYABLE	1,654,277	1,541,439

ACCRUED EXPENSES AND OTHER LIABILITIES	838,260	549,635

Total liabilities	203,780,056	163,619,545

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, no par value; 10,000,000 shares authorized; 1,337,995 shares issued and 1,331,705 and 1,336,105 outstanding as of September 30, 2001 and December 31, 2000, respectively	13,910,514	13,912,814

Retained earnings	3,085,309	1,496,268

Treasury Stock, shares at cost (6,290 shares and 1,890 shares at September 30, 2001 and December 31, 2000, respectively)	(81,122)	(20,204)

Accumulated other comprehensive income/(loss)	517,127	(168,048)

Total shareholders’ equity	17,431,828	15,220,830

Total liabilities and shareholders’ equity	$221,211,884	$178,840,375

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiary
Consolidated Statements of Income

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2001	2000	2001	2000

INTEREST INCOME

Interest on loans	$2,690,416	$2,416,662	$7,977,041	$6,676,709

Interest on securities

Taxable	950,996	792,002	2,869,919	2,282,724

Tax-exempt	39,841	30,720	118,690	66,836

Interest on Federal funds sold and short-term investments	87,573	29,027	222,021	91,866

Total interest income	3,768,826	3,268,411	11,187,671	9,118,135

INTEREST EXPENSE

Interest on deposits	1,351,533	1,144,296	4,102,470	3,074,925

Interest on securities sold under agreement to repurchase and other borrowed funds	346,944	338,320	1,083,697	895,989

Total interest expense	1,698,477	1,482,616	5,186,167	3,970,914

Net interest income	2,070,349	1,785,795	6,001,504	5,147,221

Provision for loan losses	60,000	45,000	180,000	135,000

Net interest income after provision for loan losses	2,010,349	1,740,795	5,821,504	5,012,221

NON-INTEREST INCOME

Service charges on deposit accounts	110,217	108,354	296,777	327,663

Gain on sale of loans held for sale	219,280	156,964	498,208	448,751

Gain on sale of securities	5,352	0	5,352	6,247

Other income	75,704	37,385	218,004	82,995

Total non-interest income	410,553	302,703	1,018,341	865,656

NON-INTEREST EXPENSE

Salaries and employee benefits	773,020	645,479	2,288,604	1,893,354

Occupancy Expense	189,720	181,932	547,997	753,266

Other operating expenses	551,314	556,820	1,511,054	1,354,025

Total non-interest expense	1,514,054	1,384,231	4,347,655	4,000,645

Income before income taxes	906,848	659,267	2,492,190	1,877,232

Income taxes	329,160	236,100	903,143	680,300

Net income	$577,688	$423,167	$1,589,047	$1,196,932

NET INCOME PER SHARE

Basic	$0.43	$0.31	$1.19	$0.89

Diluted	$0.42	$0.31	$1.15	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	1,331,763	1,337,898	1,333,211	1,338,163

Diluted	1,374,702	1,347,407	1,376,150	1,363,462

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiary
Consolidated Statements Of Cash Flows

	Nine months ended September 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$1,589,047	$1,196,932

Adjustments to reconcile net income to net cash provided by (used in) operating activities-

Provision for loan losses	180,000	135,000

Depreciation and amortization	166,898	169,822

Net amortization on securities	8,673	614

Gain on sale of loans held for sale	(498,208)	(448,751)

Gain on sale of securities available for sale	(5,352)	(6,247)

Originations of loans held for sale	(41,942,496)	(24,450,387)

Proceeds from sales of loans held for sale	40,198,216	20,925,998

Increase in accrued interest receivable	96,617	(122,382)

Decrease in other assets	292,893	55,321

Increase in accrued interest payable	112,838	461,009

Increase in accrued expenses and other liabilities	288,625	152,269

Net cash provided by (used in) operating activities	487,751	(1,930,802)

INVESTING ACTIVITIES:

Purchases of securities -

Available for sale	(31,162,155)	(5,624,122)

Held to maturity	(2,829,268)	(1,365,000)

Proceeds from maturities and prepayments of securities - Available for sale	17,775,401	1,186,636

Held to maturity	5,085,603	911,814

Proceeds from sales of securities available for sale	2,898,728	994,742

Net increase in loans	(14,061,915)	(15,562,275)

Capital expenditures	(177,131)	(103,044)

Net cash used in investing activities	(22,470,737)	(19,561,249)

FINANCING ACTIVITIES:

Net increase in demand, savings and time deposits	34,467,778	10,517,866

Net increase in securities sold under agreements to repurchase	5,291,270	7,612,229

Net cash provided by financing activities	39,759,048	18,130,095

Increase (decrease) in cash and cash equivalents	17,776,062	(3,361,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,539,966	12,416,867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,316,028	$9,054,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for -

Interest	$5,073,329	$3,509,905

Income taxes	$1,179,600	$546,397

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiary
Notes To Consolidated Financial Statements
September 30, 2001 (Unaudited)

(1)     Basis of Presentation

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Certain reclassifications have been made to the prior years’ financial statements to conform with the classifications used in 2001.

(2)     Net Income Per Common Share

Basis net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option and stock grant agreements totaled 42,939 for the three-month and nine-month periods ended September 30, 2001, respectively and 9,509 and 25,299 for the three and nine-month periods ended September 30, 2000, respectively.

(3)     Recent Accounting Pronouncement

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended in June 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133”, and in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, (collectively SFAS No. 133). The adoption of the above statements did not have a material impact on the financial statements of the Company.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company’s consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company’s consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the operating results and financial condition at September 30, 2001 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “believe”, “anticipate”, or by expressions of confidence such as “continuing” or “strong” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly, business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits, as well as other risks and uncertainties detailed from time to time in filings of the Company with the U.S. Securities and Exchange Commission. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and September 30, 2000

Summary

The Company realized net income of $577,688 for the three months ended September 30, 2001 as compared to $423,167 reported for the same period in 2000. Net income per diluted share was $0.42 for the three months ended September 30, 2001 compared to $0.31 per diluted share for the prior year.

Earnings Analysis

Interest Income

Interest income for the quarter ended September 30, 2001 was $3,768,826, an increase of $500,415 or 15.3% from the $3,268,411 reported in the same period of 2000. This increase is primarily attributable to an increase in earning asset volume, with most of the growth coming in the loan portfolio. For the three months ended September 30, 2001, average interest earning assets increased $50,424,424 or 32.5%, compared with the same period in 2000. The increase in interest income resulting from increases in earning asset volume somewhat was somewhat tempered by a decrease in the average yield earned on these assets. For the three months ended September 30, 2001, the average yield on earning assets decreased 111 basis points to 7.31% from 8.42% for the same period last year.

Interest Expense

Interest expense for the quarter ended September 30, 2001 was $1,698,477, an increase of $215,861 or 14.6% from $1,482,616 reported in the same period last year. The average cost of interest bearing liabilities decreased 70 basis points to 4.09% for the current quarter of 2001 from 4.79% for the same period last year, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $41,476,881 for the current quarter of 2001 compared to the same period in 2000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2001 compared to the prior year period was an increase of $284,554 in net interest income. For the three months ended September 30, 2001, the net interest margin, on a fully taxable equivalent basis, decreased 59 basis points from the same period last year. The decrease in the net interest margin was the result of interest bearing assets repricing faster than interest earning liabilities in the decreasing rate environment that has continued through the first nine months of 2001.

Provision for Loan Losses

For the three months ended September 30, 2001, the provision for loan losses was $60,000, compared to $45,000 for the same period last year. Contributing to the increase was an increase in total loan portfolio outstandings. The amount of the loan loss provisions and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the three months ended September 30, 2001, compared to the same period of 2000, total non-interest income increased $107,850 or 35.6%, to $410,553 compared to $302,703. The increase was due primarily to increases of $62,316 in gains on sale of loans held for sale and $38,319 in other income.

Non-Interest Expense

For the three months ended September 30, 2001, non-interest expense increased $129,823, or 9.4%, from the same period last year. Salaries and employee benefits increased $127,541 compared to the prior year period primarily due to increased staffing levels to manage the continuing growth of the Company plus normal salary increases. Occupancy expense increased $7,788 while other operating expenses decreased $5,506.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio decreased for the quarter ended September 30, 2001 to 61.0% compared to 66.3% for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 and September 30, 2000

Summary

The Company realized net income of $1,589,047 for the nine months ended September 30, 2001, an increase of 32.8% over the $1,196,932 for the same period in 2000. Net income per diluted share was $1.15 for the nine months ended September 30, 2001 compared to $0.87 per diluted share for the prior year.

Earnings Analysis

Interest Income

For the first nine months of 2001, total interest income was $11,187,671, an increase of 22.7% compared to total interest income of $9,118,135 for the same period in 2000. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the nine-month periods ended September 30, 2001 and 2000.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	Nine months ended September 30, 2001			Nine months ended September 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:

Federal Funds Sold/Short-Term Investments	$7,205,035	$222,021	$4.12%	$1,908,397	$91,866	6.41%

Investment Securities:

U.S. Treasury Bonds	217,780	8,407	5.16%	493,166	19,130	5.17%

Collateralized Mortgage Obligations	61,012,875	2,861,512	6.25%	44,753,068	2,263,594	6.62%

Mortgage Backed Securities	3,339,904	175,661	7.01%	1,966,106	98,917	6.59%

States and Political Subdivisions	3,339,904	175,661	7.01%	1,966,106	98,917	6.59%

Total	64,570,559	3,045,580	6.29%	47,212,340	2,381,641	6.60%

Loan Portfolio

Commercial	23,938,344	1,989,162	11.11%	25,973,619	2,070,192	10.62%

Installment	14,959,559	896,547	8.01%	14,972,5561	863,844	7.69%

Commercial Mortgages and Construction Wholesale	56,037,293	3,337,543	7.96%	32,736,361	2,144,862	8.73%

Residential Mortgages and Construction Retail	19,760,471	1,170,384	7.92%	17,307,142	1,005,096	7.74%

All Other Loans	7,505,076	583,405	10.07%	5,627,233	592,715	12.57%

Total	122,200,743	7,977,041	8.73%	96,616,916	6,676,709	9.21%

Total Interest-Earning Assets	193,976,337	11,244,642	7.75%	145,737,653	9,150,216	8.36%

Allowance for Loan Losses	(1,230,194)			(1,007,903)

Cash and Due From Bank	6,345,315			5,811,730

Other Assets	3,055,933			3,586,644

Total Assets	$202,147,391			$154,128,124

Interest-Bearing Liabilities:

Money Market and NOW Accounts	$35,394,744	$700,177	2.64%	$32,014,174	$638,835	2.66%

Savings Accounts	10,592,749	194,189	2.45%	$32,014,174	214,533	2.68%

Certificates of Deposit	51,886,702	2,263,289	5.83%	43,542,256	1,858,603	5.69%

Certificates of Deposit of $100,000 and Over	24,415,922	944,814	5.17%	8,210,809	362,953	5.89%

Federal Funds Purchased/Other Borrowed Funds	31,795,081	1,083,698	4.56%	20,861,984	895,990	5.72%

(yields on a tax-equivalent basis)	Nine months ended September 30, 2001			Nine months ended September 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total Interest-Bearing Liabilities	154,085,198	5,186,167	4.50%	115,288,580	3,970,914	4.59%

Net Interest Spread			3.25%			3.77%

Demand Deposits	29,534,199			24,427,290

Other Liabilities	2,591,297			1,575,356

Total Liabilities	186,210,694			141,291,226

Shareholders’ Equity	15,936,697			12,836,897

Total Liabilities and Shareholders’ Equity	202,147,391			154,128,123

Net Interest Margin		$6,058,475	4.18%		$5,179,302	4.73%

The current year increase in interest income was primarily due to higher average balances in the securities and loan portfolios partially offset by lower yields earned on these portfolios. Average loans increased $25,583,827, or 26.5% while the yield on the portfolio decreased 48 basis points to 8.73% from 9.21%. The lower loan yield reflected the lower interest rate environment during the first nine months of 2001 compared to the same period in 2000.

Average securities increased $17,358,219, or 36.8%, while the yield on the securities portfolio decreased 31 basis points to 6.29% from 6.60%.

Overall, the yield on the Company’s total interest-earning assets decreased 61 basis points to 7.75% for the nine months ended September 30, 2001 from the 8.36% for the same period in 2000.

Interest Expense

Total interest expense for the nine months ended September 30, 2001 was $5,186,167, an increase of 30.6% compared to $3,970,914 for the same period in 2000. The increase in interest expense for the current period resulted primarily from higher levels of interest-bearing liabilities partially offset by lower rates paid on deposits. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2001 decreased 9 basis points to 4.50% from 4.59% for the same period of 2000.

Net Interest Income

The Company’s net interest income for the nine month period ended September 30, 2001 was $6,001,504, an increase of 16.6% compared to $5,147,221 for the same period in 2000. For the first nine months of 2001, interest income increased by $2,069,536 compared to the same period in 2000 while interest expense increased by $1,215,253 compared to the same period in 2000. Although the loan and securities portfolios average balances increased during the first nine months of 2001, those assets earned lower rates of return in 2001 than during 2000.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.18% for the first nine months of 2001 compared to 4.73% for the same period in 2000. The principal factor causing the decline in the net interest margin was the lower interest rate environment during the first nine months of 2001 compared to the same period in 2000.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2001 was $180,000 compared to $135,000 for the same period of 2000. While the quality of the loan portfolio remains sound, the increase in the provision for loan losses was due primarily to continuing growth in the loan portfolio.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2001 was $1,018,341, an increase of 17.6% over non-interest income of $865,656 for the same period in 2000. The increase was due primarily to increases in gains on loans held for sale and other non-interest income partially offset by decreases in gains on sale of securities and service charges on deposit accounts.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2001 was $498,208 compared to $448,751 for the same period in 2000. In January 2001, the Company added four full-time mortgage loan originators in an effort to increase loan origination and secondary market sales volumes. During 2000, the Company engaged non-employee contractors for this service.

Service charges on deposit accounts amounted to $296,777 for the nine months ended September 30, 2001 compared to $327,663 for the same period in 2000. Service charge income decreased in 2001 principally due to the decrease in income from overdraft fees.

The Company also generates non-interest income from a variety of fee-based services. These fees are monitored annually by Management to reflect current costs amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2001 was $4,347,655, an increase of 8.7% compared to non-interest expense of $4,000,645 for the same period in 2000. The increase in non-interest expense was primarily due to the increase in salaries and employee benefits.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2001 and 2000.

Non-interest Expenses

	Nine months ended Sept 30

	2001	2000

Salaries and employee benefits	$2,288,604	$1,893,354

Occupancy expenses	547,997	753,266

Equipment expense	222,472	221,401

Marketing	129,772	159,191

Computer services	359,219	306,398

Regulatory, professional and other fees	273,802	223,780

Office expense	242,593	188,555

All other expenses	283,196	254,700

	$4,347,655	$4,000,645

Salaries and employee benefits increased 20.9% to $2,288,604 for the nine months ended September 30, 2001 compared to $1,893,354 for the nine months ended September 30, 2000. This increase reflects the increase in staffing for the mortgage loan origination function plus normal salary increases. In past years, the Company engaged independent contractors to originate mortgage loans that were sold in the secondary market. In January 2001, the Company employed four full-time mortgage originators and ceased using independent contractors for this function.

The Company’s ratio of non-interest expense to average assets decreased to 2.88% for the nine months ended September 30, 2001 compared to 3.47% for the same period in 2000. The Company’s efficiency ratio decreased to 66.3% for the first nine months of 2001 compared to a ratio of 66.5% for the first nine months of 2000.

Financial Condition

September 30, 2001 Compared with December 31, 2000

Total consolidated assets at September 30, 2001 totaled $221,211,884, an increase of $42,371,509 or 23.7% compared to $178,840,375 at December 31, 2000. The growth in the Company’s asset base during the first nine months of 2001 was primarily due to increases in cash and cash equivalents, securities available for sale and the loan portfolio. Funding for these increases in assets was primarily achieved through a significant increase in total deposits at September 30, 2001. Total deposits increased by $34,467,778 or 26.7% to $163,660,819 at September 30, 2001 compared to $129,193,041 at December 31, 2000.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2001 totaled $25,316,028 compared to $7,539,966 at December 31, 2000. Cash and cash equivalents at September 30, 2001 consisted of cash and due from banks of $5,732,109 and Federal funds sold/short term investments of $19,583,919. The corresponding balances at December 31, 2000 were $6,839,966 and $700,000, respectively. The higher balances of cash and cash equivalents at September 30, 2001 were primarily due to increased interest bearing deposit balances raised to fund loan growth and manage the Company’s liquidity position.

Securities

Securities represented 30.0% of total assets at September 30, 2001 and 31.9% at December 31, 2000. Total securities increased $9,226,523 or 16.2% at September 30, 2001 to $66,307,769 compared to $57,041,246 at year-end 2000.

Information relative to the company’s securities portfolio at September 30, 2001, is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

September 30, 2001

Available for sale —

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,924,387	$504,258	$68,811	$32,359,843

Mortgage backed securities	21,442,204	348,079	0	21,790,283

FHLB stock and other securities	5,910,303	0	0	5,910,303

	$59,276,894	$852,336	$68,811	$60,060,429

Held to maturity —

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,230,207	$87,632	$0	$3,317,839

Mortgage backed securities	3,017,133	103,601	0	3,120,735

	$6,247,340	$191,233	$0	$6,438,573

Securities available for sale totaled $60,060,429 at September 30, 2001, an increase of $11,522,858 or 23.7% from year-end 2000. During the first nine months of 2001, $31,162,155 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by deposit generation, calls and maturities of securities held to maturity and securities available for sale.

Securities held to maturity totaled $6,247,340 at September 30, 2001, a decrease of $2,256,335 or 26.5% from year-end 2000.

The net unrealized gain on securities available for sale was $783,525 at September 30, 2001 compared to a net unrealized loss of $254,618 at December 31, 2000. The net unrealized gain, net of tax effect, was $517,127 as reported in accumulated other comprehensive income/(loss) in Shareholders’ Equity at September 30, 2001 and the net unrealized loss, net of tax effect, of $168,048 was reported at December 31, 2000. The change from net unrealized loss to net unrealized gain on securities available for sale is primarily due to the declining interest rate environment existing between December 31, 2000 and September 30, 2001.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2001 and December 31, 2000.

Loan Portfolio Composition	September 30, 2001		December 31, 2000

		%		%
Component	Amount	of total	Amount	of total

Construction loans	$31,107,478	24.9%	$17,957,852	16.2%

Residential real estate loans	12,736,478	10.2%	14,854,583	13.4%

Commercial and industrial loans	59,023,674	47.3%	54,974,300	49.7%

Loans to individuals	15,009,614	12.0%	14,767,100	13.3%

Lease financing	6,439,239	5.2%	7,809,845	7.1%

All other loans	378,929	0.4%	267,791	0.3%

	$124,695,412	100.0%	$110,631,471	100.0%

The loan portfolio increased $14,063,941 or 12.7% at September 30, 2001 to $124,695,412 from $110,631,471 at December 31, 2000. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in continued loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis, (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual and (3) loans whose terms have been restructured to provide a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower.

The Company’s policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial loans are placed on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt.

Nonaccrual loans amounted to $661,623 at September 30, 2001, an increase of $554,664 from $106,959 at year-end 2000. Loans 90 days or more past due and still accruing decreased from $471,040 at December 31, 2000 to none at September 30, 2001. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30	December 31
	2001	2000

Non-Performing loans:

Loans 90 days or more past due and still accruing	$0	$471,040

Non-accrual loans	661,623	106,959

Total non-performing loans	661,623	577,999

Other real estate owned	0	0

Total non-performing assets	$661,623	$577,999

Non-performing loans to total loans	0.52%	0.52%

Non-performing assets to total assets	0.30%	0.32%

The Company had no restructured loans, other real estate owned or potential problem loans at September 30, 2001, or December 31, 2000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed by management sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit.

Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment for all loans, including real estate mortgages and consumer loans. This methodology assigns reserves based upon credit risk ratings for all loans. The reserves are based upon various factors, including historical performance and the current economic environment. Management continually reviews the process used to determine the adequacy of the allowance for loan losses. Allocations to the allowance for loan losses, both specific and general, are determined after this review. Loans are classified based on internal reviews and evaluations performed by the lending staff. These evaluations are, in turn, examined by the Company’s internal loan review specialist. A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications.

The allowance for loan losses amounted to $1,314,582 at September 30, 2001, an increase of $182,027 from December 31, 2000. The ratio of the allowance for loan losses to total loans was 1.05% at September 30, 2001 and 1.02% at December 31, 2000, respectively. The allowance for loan losses as a percentage of non-performing loans was 198,69% at September 30, 2001, compared to 195.94% at the end of 2000. The quality of the loan portfolio remains strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	September 30,	December 31,
	2001	2000

Balance, beginning of period	$1,132,555	$941,556

Provision charged to operating expenses	180,000	215,875

Loans charged off	(392)	(28,158)

Recoveries	2,419	3,282

Net (charge offs) / recoveries	2,026	(24,876)

Balance, end of period	$1,314,582	$1,132,555

Loans:

At period end	$124,695,412	$110,631,471

Average during the year	122,200,743	99,472,064

Net charge offs to average loans outstanding	0.00%	(0.03%)

Allowance for loan losses to:

Total loans at period end	1.05%	1.02%

Non-performing loans	198.69%	195.94%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Bank offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Average Deposit Balance	Nine months ended Sept. 30, 2001

		Percentage
	Balance	of Total

Non-interest bearing demand deposits	$29,534,199	19.5%

Interest bearing demand deposits	35,394,744	23.3%

Savings deposits	10,592,749	7.0%

Certificates of deposit of $100,000 or more	24,415,922	16.1%

Other time deposits	51,886,702	34.2%

Total	$151,824,316	100.0%

Total deposits increased $34,467,778 or 26.7% to $163,660,819 at September 30, 2001 from $129,193,041 at December 31, 2000. This increase in deposits was primarily the result of a $33,821,915 increase in interest bearing deposits to $131,552,332 at September 30, 2001. The major component of this increase was certificates of deposit of $100,000 or more which totaled $24,787,083 at September 30, 2001 compared to $6,617,511 at December 31, 2000.

Other Borrowings

Other Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings. These borrowings are primarily used to fund asset growth not supported by deposit generation.

The balances of other borrowed funds was $15,500,000 at September 30, 2001 and December 31, 2000.

During 2000, the Company purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000; $5,000,000; and $5,000,000 bear interest at the rates of 5.50%; 5.34%; and 5.06%, respectively. These advances are convertible at the end of 1 year; 2 years; and 3 years and quarterly thereafter and reduce the Company’s exposure to rising interest rates. These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2001 totaled $17,431,828, an increase of $2,210,998, or 14.5%, compared to December 31, 2000. Book value per common share rose to $13.09 at September 30, 2001 compared to $11.39 at December 31, 2000. The increase in shareholders’ equity and book value per share at September 30, 2001 resulted from net income of $1,589,047 for the first nine months of 2001 plus the net unrealized gain on securities available for sale was $517,127 at September 30, 2001 compared to a net unrealized loss of $168,048 at December 31, 2000. This shift from a net unrealized loss to a net unrealized gain resulted in a $685,175 increase in shareholders’ equity. These increases were partially offset by the $60,918 increase in Treasury Stock to $81,122 at September 30, 2001 as a result of continuation of the Company’s stock buyback program.

In 2000, the Board of Directors authorized a stock buyback program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. During the nine months ended September 30, 2001, 4,400 shares of common stock were purchased and, during 2000, 1,890 shares were purchased under this program. Treasury stock totaled $81,122 at September 30, 2001 compared to $20,204 at December 31, 2000.

During the period 1996 – 2000, the Company has achieved a four year compounded growth rate for shareholders’ equity of 27.9% per annum. In addition, the Company’s book value per share has increased over this period at a compounded growth rate of 14.7% per annum. In lieu of cash dividends, the Company and, prior to its acquisition by the Company, the Bank, have declared a stock dividend every year since 1992, which has been paid every year since 1993. A 5% stock dividend was declared in the year 2000.

The Company’s stock is not listed for trading on any securities exchange, but quotations appear on the OTC Bulletin Board under the symbol “FCCY”.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios
	Amount	Ratio

As of September 30, 2001 -	$18,226,283	12.63%

Total capital to risk weighted assets	16,911,701	11.72%

Tier 1 capital to risk weighted assets	16,911,701	7.92%

Tier 1 capital to average assets (leverage ratio)

As of December 31, 2000-

Total capital to risk weighted assets	$16,505,078	13.46%

Tier 1 capital to risk weighted assets	15,372,523	12.53%

Tier 1 capital to average assets (leverage ratio)	15,372,523	8.61%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2001, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a banks’ ability to meet its liquidity needs. On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities. On the liability side, the primary source of liquidity is the ability to generate core deposits. Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

The Company has established borrowing relationship with the FHLB and its correspondent banks which further support and enhance liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.

Net cash provided by operating activities totaled $487,751 in 2001 compared to $1,930,802 used in operating activities in 2000. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and amortization of intangibles.

Net cash used in investing activities totaled $22,470,737 in 2001 compared to $19,561,249 in 2000. The increase in usage resulted from the purchase of securities and an increase in loans.

Net cash provided by financing activities amounted to $39,759,048 in 2001 compared to $18,130,095 in 2000. The increase in 2001 resulted primarily from the increase in deposits.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2001, maturities of investment securities totaled $22,861,004. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income, and the majority of the Company’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

One measure of interest rate risk is the gap ratio, which is defined as the difference between the dollar volume of interest-earning assets and interest-bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods. As indicated in the table below, the one year gap position at September 30, 2001 was a positive 3.3%. Generally, a financial institution with a positive gap position will most likely experience increases in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.

Included in the analysis of the gap position are certain savings deposit and demand accounts which are less sensitive to fluctuations in interest rates than other interest-bearing sources of funds. In determining the sensitivity of such deposits, management reviews the movement of its deposit rates for the past four years relative to market rates. Using regression analysis, management has estimated that these deposits are approximately 25-30% sensitive to interest rate changes (i.e., if short term rates were to increase 100 basis points, the interest rate on such deposits would increase 25-30 basis points).

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company’s spread by attracting lower-costing retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby the model estimates the variance in net income with a change in interest rates of plus or minus 300 basis points over a twelve and twenty-four month period. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

Interest Rate Sensitivity at September 30, 2001
($ in thousand)

	Interest Sensitivity Period

							Non-interest
							Sensitive
					Total	One Year	and
					Within	To	Over Two
	30 Day	90 Day	180 Day	365 Day	One Year	Two Years	Years	Total

Earning Assets:

Total Investment Securities	$12,981	$4,312	$4,456	$5,238	$26,987	$13,728	$25,594	$66,309

Loans	57,789	2,949	2,556	5,880	69,174	12,306	43,216	124,696

Other Interest-earning assets	23,133				23,133		10,106	33,239

	93,903	7,261	7,102	11,118	119,294	26,034	78,916	224,244

Source of Funds:

Savings and time deposits	10,012	20,215	20,060	20,752	71,039	16,195	7,389	94,623

Other interest-bearing liabilities	34,111	552	828	1,655	37,146	3,310	34,101	74,557

Non-interest-bearing sources	3,647				3,647		51,417	55,064

	47,770	20,767	20,888	22,407	111,832	19,505	92,907	224,244

Asset (Liability Sensitivity Gap:

Period Gap	$46,133	($13,506)	($13,876)	($11,289)	$7,462	$6,529	($13,991)	$0

Cumulative Gap	$46,133	$32,627	$18,751	$7,462	$7,462	$13,991

Cumulative Gap to Total Assets	20.6%	14.5%	8.4%	3.3%	3.3%	6.2%

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2001 and December 31, 2000, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

The market capitalization of the Company should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions. Calculated core deposit premiums may be less than what is available in an outright sale. The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2001 and December 31, 2000.

Market Risk Analysis

	September 30, 2001			December 31, 2000

Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$24,396,000	$20,948,000	$21,491,000	$22,759,000	$19,559,000	$19,727,000

Change		(3,448,000)	(2,905,000)		(3,200,000)	(3,032,000)

Change as a % of assets		(1.54%)	(1.30%)		(1.79%)	(1.70%)

Part II – OTHER INFORMATION

Item 1 —     Legal Proceedings

The Company is party in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that such proceedings depart from usual routine litigation and, in its judgment, the Company’s financial position and results of operations will not be affected materially by such proceedings.

Item 2 —     Changes in Securities

None.

Item 3 —     Defaults upon Senior Securities

None.

Item 4 —     Submission of Matters to a Vote of Security Holders

None.

Item 5 —     Other Information

None

Item 6 —     Exhibits and Reports on Form 10-SB

(a) Exhibits

3(i) Articles of Incorporation
Certificate of Incorporation of the Company is incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10-SB File No. 000-32891 filed June 15, 2001.

3(ii) Bylaws By laws of the Company are incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form 10-SB File No. 000-32891, filed June 15, 2001.

(b) Form 8-K There has been no Form 8-K filed during the third quarter of 2001.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Constitution Bancorp (Registrant)

Dated: November 14, 2001	By:	/s/ Robert F. Mangano
Robert F. Mangano President Chief Executive Officer

/s/ Joseph M. Reardon Joseph M. Reardon Vice President and Treasurer (Principal Accounting Officer)