Form 10KSB
period 2001-12-31
1ST CONSTITUTION BANCORP
filed 2002-03-22
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-32891

1st Constitution Bancorp

(Name of Small Business Issuer in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-3665653 (IRS Employer Identification Number)

2650 Route 130, P.O. Box 634, Cranbury (Address of Principal Executive Offices)	08512 (Zip Code)

(609) 655-4500

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

None	None

Securities registered under Section 12 (g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form  10-KSB     ☐

      The issuer’s revenues for the most recent fiscal year were $16,301,207. The aggregate market value of voting stock held by non affiliates of the registrant as of March 7, 2002 was $25.7 million.

      The number of outstanding shares of the registrants common stock as of March 7, 2002 was 1,404,495.

      The following documents are incorporated by reference. The Annual Report to security holders for the fiscal year ended December 31, 2001 is incorporated by reference in Part II. The Proxy Statement for the annual meeting of security holders May 16, 2002 is incorporated by reference in Part III.

FORM 10-KSB

PART I

Item 1.     Description of Business

1st Constitution Bancorp

      1st Constitution Bancorp (the “Company”) is a New Jersey state chartered bank holding company organized in February, 1999. The Company was incorporated for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

      As of December 31, 2001, the Company, on a consolidated basis, had total assets of approximately $223.2 million, total deposits of approximately $184.3 million, total loans of approximately $124.9 million and total shareholders’ equity of approximately $17.4 million.

      The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

      The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and four branch offices in downtown Cranbury, Hamilton Square, Plainsboro and Montgomery Township, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

      The Bank began operations in August 1989 during a period of slower economic expansion and a severe downturn in the real estate market in New Jersey The Bank experienced modest profitability in the early years of operation, but lagged behind its competition in performance. In September 1996, the Board of Directors designated a new management team to change the direction of the Bank. Management efforts have focused on positioning the Bank to meet the needs of the community in Middlesex, Mercer and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•	personal service;

•	expansion of its branch network;

•	innovative product offerings; and

•	technological advances and e-commerce

      Personal Service. The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central New Jersey. The Bank’s focus is to understand the needs of the community and the customers and tailor products, services and advance to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

      Expansion of Branch Banking. The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the first quarter of 2002, the Bank is scheduled to open a sixth branch banking office located at The Windrows at Princeton, New Jersey. Negotiations are also underway to open a seventh office in eastern Middlesex County, which, if negotiations are successful, is projected to open in the last half of 2002. The Company can provide no assurance that negotiations will be successful or, if successful, will be completed on the current schedule.

      Significant bank merger activity has occurred in recent years. During 2001, the state’s largest bank, Summit, merged with Fleet, a Northeast super regional bank with locations in New Jersey. This merger resulted in the closing of several branch locations throughout the Bank’s market area. Where appropriate, the Bank evaluates the potential acquisition of one or more of these branches.

      Innovative Product Offerings. During the fourth quarter of 2001, the Bank entered into an agreement to provide discount brokerage services to customers through AmeriVest Online Brokerage Services. A link on the Bank’s website will enable customers to carry out discounted securities trading, with the Bank sharing in the commissions generated. This added feature to the Bank’s website allows the Bank to offer sophisticated financial services to its customers, thereby adding value and convenience.

      In 2000, the Bank introduced “1st Choice Banking”, a seamless cash management solution that links checking and investments into one account for customers. With a minimum balance of $10,000, customers enjoy all the flexibility of a free checking account while earning an investment rate of return which keeps pace with the current short-term money markets.

      Technological Advances and e-Commerce. The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the Internet. For this reason, the Bank continues to enhance e-Commerce capabilities. At www.1stconstitution.com, customers have easy account access to online banking and bill payment system. Consumers can apply online for loans, execute trades through the Bank’s brokerage affiliate, and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Business Express, product offering. This overall expansion in electronic banking offers the Bank’s customers another means to access the Bank’s services easily and at their own convenience.

COMPETITION

      The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank banks, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. In New Jersey generally, and in the Bank’s local market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share and there has been significant merger activity in the last few years, creating even larger competitors. Locally, the Bank’s most direct competitors include Fleet Bank, PNC Bank and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank. In addition, many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank.

      In addition to having established deposit bases and loan portfolios, these institutions, particularly the large regional commercial and savings banks, have the ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

      Furthermore, in recent years non-bank financial institutions have begun to offer services which compete for deposits with the Bank, such as brokerage firms and insurance companies offering such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. It is expected that competition in these areas will continue to increase. Some of these competitors are not subject to the same degree of regulation and supervision as the Company and the Bank and therefore may be able to offer customers more attractive products than the Bank.

      However, management of the Bank believes that loans to small and mid-sized businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank competes for this segment of the market by providing responsive personalized services, local decision-making and knowledge of its customers and their businesses.

Lending Activities

      The Company’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Company’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan.

     Commercial Lending

      The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing loans. A broad range of short-to-medium term commercial loans, both secured and unsecured are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. At times, the Company also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

      Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although occasionally the Bank makes commercial loans on an unsecured basis. Generally, the Bank requires personal guaranties of its commercial loans to offset the risks associated with such loans.

     Residential Consumer Lending

      A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be services by originators working from strategically placed offices either within the Bank's traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Bank offers construction loans, second mortgage home improvement loans and home equity lines of credit.

      The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

      In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans.

      The Bank in most cases requires title, fire, extended casualty insurance, and where required by applicable regulations, flood insurance to be obtained by the borrower. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale’’ clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sales clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

   Non-Residential Consumer Lending

      Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risk of collectibility when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

      Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank's primary market areas.

Supervision and Regulation

      Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted myriad legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s stockholders. Descriptions of and references to the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The Company

     State and Federal Bank Holding Company Regulations

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and its subsidiaries. In addition, the Company is subject to capital standards similar to, but separate from, those applicable to the Bank.

      Under the BHCA, bank holding companies that are not financial holding companies (as defined below) generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company is not a financial holding company and did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board has recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”). At present, the Company does not engage in any significant activity other than owning a bank.

      A holding company and its banking subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

      The GLBA was enacted in November 1999 and most provisions of which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. The Company has not elected to become a financial holding company. The Company believes that the GLBA will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

      In addition to Federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the “Department”). The Company is required to file with the Department copies of the reports it files with the Federal banking and securities regulators.

     Capital Adequacy

      The Company is required to comply with minimum capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own: a risk based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

      The risk-based capital guidelines for bank holding companies, such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2001, the Company maintained a Tier 1 capital ratio of 11.86% and total qualifying capital ratio of 12.82%.

      In addition to the risk-based capital guidelines, the Federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2001 was 7.57%.

     Restrictions on Dividends

      The primary source of dividends paid to the Company’s stockholders is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

      It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.

      The Bank has never paid a cash dividend, and the Bank’s Board of Directors does not plan to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999 when it was acquired by the Company. The Company has paid a 5% stock dividend every year since its formation in 1999, and anticipates the consideration of stock dividends in the future.

     Priority on Liquidation

      The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in bankruptcy, are subject to various state and federal law restrictions as discussed above under the heading “Restrictions of Dividends.” Under state corporation and other laws and federal bankruptcy laws, the Company’s right as shareholder to participate in the distribution of assets of the Bank upon the Bank’s liquidation or reorganization will be subject to the prior claims of creditors of the Bank. In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its stockholders (the Company) or any stockholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

The Bank

      The Bank, a New Jersey-chartered commercial bank, is subject to supervision and examination by the New Jersey Department of Banking and Insurance. In addition, because the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) the Bank is subject to regulation by the FDIC.

      The Bank must comply with various requirements and restrictions under Federal and state law, including the maintenance of reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the services that may be offered, and restrictions on dividends as described in the preceding section. Consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board which influence the money supply and credit availability in the national economy.

     Community Reinvestment Act

      Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC to assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the applicable institution. The CRA requires public disclosure of an institution’s CRA rating and requires that the FDIC provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. The Bank is currently rated “satisfactory” under CRA.

     Insurance of Deposits

      The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund (“BIF”). The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) is applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly FICO assessment.

Employees

      The Company is a bank holding company and has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2001, the Bank had 48

full-time employees and 9 part-time employees. The Bank’s employees are not represented by any collective bargaining group. The Bank considers its relations with such employees to be good.

Special Factors

     The Common Stock of the Company is speculative in nature and involves a significant degree of risk. The special factors below are not listed in order of importance.

Competition

     The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have also recently been permitted to engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete in the future. See “DESCRIPTION OF BUSINESS—Competition.”

Economic Conditions and Related Uncertainties

     Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, scarce natural resources, real estate values, international conflicts and other factors beyond the control of the Company may adversely affect the potential profitability of the Company. Management does not expect any particular factor to affect the Company’s results of operations. However, a downtrend in several areas, such as real estate, construction and consumer spending, could have a material adverse impact on the Company’s ability to maintain or increase profitability.

Federal and State Government Regulation

      The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various Federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives is changes in the discount rate charged on bank borrowings. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing Federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

      The Company and the Bank are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and location of offices. The Bank is also subject to capitalization guidelines set forth in federal legislation. See “BUSINESS — Supervision and Regulation.”

     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly effects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s ability to operate profitably.

Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed above under “Special Factors”, the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company’s business and operations are described in “Description of the Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2.     Description of Property

General

     The Company’s and the Bank’s principal office in Cranbury, New Jersey (the “Principal Office”) which it occupies under a lease, was sold in December 2000 by Constitution Center, LLC, a limited liability company which includes certain Company and Bank directors as members, to an unrelated third party. See “Certain Relationships and Related Transactions.” The new building owner assumed the existing lease and terms. The current lease provides for an aggregate monthly rental of $17,428 subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord and expires in December 2010. The Bank has 2 additional 5 year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer.

     The Bank also leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental of $5,362. This lease expires on September 30, 2004.

     The Bank also leases approximately 3,780 square feet for its branch office in downtown Cranbury, New Jersey for an aggregate monthly rental of $3,460 per month. This lease expires on August 15, 2002 and the Bank may renew the lease for two five (5) year periods at aggregate monthly rental rates adjusted based on the consumer price index. The Bank has the right of first refusal to purchase this branch office on the same terms and conditions as contained in any bona fide offer. Notwithstanding receipt of a bona fide offer, the Bank also has the option to purchase this branch office at any time during the initial term or renewal term provided the Bank has exercised its option to renew the lease for the branch office.

      In March 1998, the Bank entered into a lease for the branch located in Plainsboro, New Jersey. This lease expires on June 8, 2003 and provides for the rental of approximately 2,000 square feet. The Bank has three five (5) year renewal options for this space. The aggregate monthly payment for this lease is $2,810 with annual escalations.

      The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July, 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five year renewal options for this space. The aggregate monthly rental payment for this lease is $8,320 with annual escalations.

      Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.     Legal Proceedings.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters.

      The common stock of the Company commenced trading on the NASDAQ national market system under the trading symbol FCCY on December 28, 2001. Prior to that time, the Company’s common stock was traded in the over the counter market and bid and ask prices were available from the OTC Bulletin Board. Following are the high and low bid prices for 2000 and 2001, based on information obtained from the OTC Bulletin Board. All such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2001			2000

	High Bid	Low Bid		High Bid	Low Bid

First Quarter	$15.60	$9.52	(1)	$16.55	$14.29	(1)(2)
Second Quarter	$13.57	$12.32	(1)	$15.19	$10.20	(1)(2)
Third Quarter	$17.33	$13.23	(1)	$11.33	$9.07	(1)(2)
Fourth Quarter	$20.95	$15.38	(1)	$10.77	$7.67	(1)

(1)	Prices have been retroactively adjusted for the 5% stock dividend paid January 31, 2002.

(2)	Prices have been retroactively adjusted for the 5% stock dividend paid January 31, 2001.

      There are approximately 421 registered holders of the Company’s common stock.

      The Company paid a 5% stock dividend on January 31, 2002 and January 31, 2001. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for growth of the Bank.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated by reference from the Company’s 2001 Annual Report to Shareholders on pages 21-35 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditor’s Report thereon is incorporated by reference from pages 4-20 of the 2001 Annual Report to Shareholders.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 9.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference from pages 3-5 under the caption “Directors and Executive Officers” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 10.	Executive Compensation

      The information required by this item is incorporated by reference from pages 6-8 under the caption “Executive Compensation” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from pages 4-5 under the caption “Stock Ownership of Management and Principal Shareholders” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12.	Certain Relationships and Related Transactions

      This information required by this item is incorporated by reference from page 9 under the caption “Certain Transactions with Management” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules

      The following documents are filed as part of this report:

1.	Financial Statements of 1st Constitution Bancorp.

Consolidated Statements of Condition — December 31, 2001 and 2000.

Consolidated Statements of Income — Years Ended December 31, 2001, 2000 and 1999.

                Consolidated Statements of Changes in Shareholders’ Equity — Years Ended December 31, 2001, 2000 and 1999.

                Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000, and 1999.

                Independent Auditor’s Report.

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Specimen Share of Common Stock
10.1	Amended and Restated 1990 Employees Stock Option Plan, as amended(1)
10.2	1996 Employee Stock Option Plan, as amended(1)
10.3	2000 Employee Stock Option Plan (1)
10.4	Stock Option Plan for Non-Employee Directors(1)
10.5	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999(1)
13.1	2001 Annual Report to Security Holders
21	Subsidiaries of the Registrant

(1)	Incorporated by reference to the Registrants Form 10-SB filed with the Securities and Exchange Commission on June 15, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ ROBERT F. MANGANO

Robert F. Mangano
President and Chief Executive Officer

March 21, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ EDWARD D. KNAPP Edward D. Knapp	Director and Chairman of the Board	March 21, 2002

/s/ ROBERT F. MANGANO Robert F. Mangano	President and Chief Executive Officer and Director	March 21, 2002

/s/ CHARLES S. CROW, III Charles S. Crow, III	Director	March 21, 2002

/s/ WILLIAM M. RUE William M. Rue	Director	March 21, 2002

/s/ FRANK E. WALSH, III Frank E. Walsh, III	Director	March 21, 2002

/s/ JOSEPH M. REARDON Joseph M. Reardon	Principal Accounting Officer	March 21, 2002

1ST CONSTITUTION BANCORP

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Specimen Share of Common Stock
10.1	Amended and Restated 1990 Employees Stock Option Plan, as amended(1)
10.2	1996 Employee Stock Option Plan, as amended(1)
10.3	2000 Employee Stock Option Plan (1)
10.4	Stock Option Plan for Non-Employee Directors(1)
10.5	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999(1)
13.1	2001 Annual Report to Security Holders
21	Subsidiaries of the Registrant

(1)	Incorporated by reference to the Registrants Form 10-SB filed with the Securities and Exchange Commission on June 15, 2001.