Form 10QSB
period 2002-03-31
1ST CONSTITUTION BANCORP
filed 2002-05-08
CIK 1141807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 000-32891


                            1st Constitution Bancorp
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                        22-3665653
--------------------------------------       -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization

2650 Route 130, P.O. Box 634, Cranbury, NJ   08512
------------------------------------------   --------------
(Address of principal executive officers)    (Zip Code)

                                 (609) 655-4500
                                 --------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                               [ X ] Yes  [ ] No

As of April 15, 2002 there were 1,402,595 shares of common stock, no par value outstanding.

                            1st Constitution Bancorp

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I       -  FINANCIAL INFORMATION

     ITEM 1  -  Financial Statements and Notes to                             3
                Consolidated Financial Statements

     ITEM 2  -  Management's Discussion and Analysis of                       8
                Financial Condition and Results of Operations


     ITEM 3  -  Market Risk                                                  17

PART II      -  OTHER INFORMATION

     ITEM 1  -  Legal Proceedings                                            19

     ITEM 2  -  Changes in Securities                                        19

     ITEM 3  -  Defaults upon Senior Securities                              19

     ITEM 4  -  Submission of Matters to a Vote of Security Holders          19

     ITEM 5  -  Other Information                                            19

     ITEM 6  -  Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                                   19

                     1ST CONSTITUTION BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                     March 31, 2002           December 31, 2001
                                                                                     --------------           -----------------
ASSETS
CASH AND DUE FROM BANKS                                                               $   8,057,613             $   8,173,550

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS                                               7,513,177                13,754,664
                                                                                      -------------             -------------
     Total cash and cash equivalents                                                     15,570,790                21,928,214
                                                                                      -------------             -------------
SECURITIES:

     Available for sale, at market value                                                 63,131,098                61,605,057
     Held to maturity (market value of $5,672,928 and $6,103,760 in 2002
         and 2001, respectively)                                                          5,585,043                 6,034,927
                                                                                      -------------             -------------
              Total securities                                                           68,716,141                67,639,984
                                                                                      -------------             -------------
LOANS HELD FOR SALE                                                                       5,387,272                 7,158,950
                                                                                      -------------             -------------
LOANS                                                                                   126,720,287               124,937,483
     Less - Allowance for loan losses                                                    (1,488,104)               (1,414,495)
                                                                                      -------------             -------------
              Net loans                                                                 125,232,183               123,522,988
                                                                                      -------------             -------------
PREMISES AND EQUIPMENT, net                                                               1,022,963                   998,744

ACCRUED INTEREST RECEIVABLE                                                               1,045,778                 1,047,670

OTHER ASSETS                                                                                919,009                   886,913
                                                                                      -------------             -------------
Total assets                                                                          $ 217,894,136             $ 223,183,463
                                                                                      =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Deposits
         Non-interest bearing                                                         $  32,236,139             $  32,633,895
         Interest bearing                                                               145,988,226               151,630,901
                                                                                      -------------             -------------
              Total deposits                                                            178,224,365               184,264,796

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                            3,977,952                 3,808,183
OTHER BORROWINGS                                                                         15,500,000                15,500,000
ACCRUED INTEREST PAYABLE                                                                  1,297,959                 1,557,392
ACCRUED EXPENSES AND OTHER LIABILITIES                                                    1,093,789                   620,148
                                                                                      -------------             -------------
              Total liabilities                                                         200,094,065               205,750,519
                                                                                      -------------             -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, no par value; 10,000,000 shares authorized;
         1,404,895 shares issued and 1,397,595 and 1,398,395
         outstanding as of March 31, 2002 and December 31, 2001,
         respectively                                                                    15,193,231                15,198,339
Retained earnings                                                                         2,959,000                 2,360,437
Treasury Stock, shares at cost (7,300 shares and 6,500 shares at March 31,
     2002 and December 31, 2001, respectively)                                              (99,923)                  (83,190)
Accumulated other comprehensive loss                                                       (252,237)                  (42,642)
                                                                                      -------------             -------------
              Total shareholders' equity                                                 17,800,071                17,432,944
                                                                                      -------------             -------------
Total liabilities and shareholders' equity                                            $ 217,894,136             $ 223,183,463
                                                                                      =============             =============


See accompanying notes to consolidated financial statements.

                     1ST CONSTITUTION BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                              2002                  2001
                                                                        ----------            ----------
INTEREST INCOME:
   Interest on loans                                                    $2,465,046            $2,620,502
   Interest on securities:
     Taxable                                                               820,998               923,868
     Tax-exempt                                                             37,582                31,554
   Interest on Federal funds sold and short-term investments                59,537                59,139
                                                                        ----------            ----------

       Total interest income                                             3,383,163             3,635,063
                                                                        ----------            ----------

INTEREST EXPENSE:
   Interest on deposits                                                  1,038,023             1,393,506
   Interest on Federal funds purchased and securities sold
         under agreements to repurchase                                     16,742                75,691
   Interest on other borrowings                                            207,987               207,987
                                                                        ----------            ----------
       Total interest expense                                            1,262,752             1,677,184
                                                                        ----------            ----------
       Net interest income                                               2,120,411             1,957,879


PROVISION FOR LOAN LOSSES                                                   60,000                60,000
                                                                        ----------            ----------
       Net interest income after provision for loan losses               2,060,411             1,897,879
                                                                        ----------            ----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                     120,934                86,475
   Gain on sale of loans held for sale                                     313,128               115,016
   Other income                                                             56,986                77,445
                                                                        ----------            ----------

       Total other income                                                  491,048               278,936
                                                                        ----------            ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                          868,956               750,192
   Occupancy Expense                                                       181,323               181,914
   Other operating expenses                                                557,575               486,630
                                                                        ----------            ----------
       Total other expense                                               1,607,854             1,418,736
                                                                        ----------            ----------

       Income before income taxes                                          943,605               758,079

INCOME TAXES                                                               344,713               277,825
                                                                        ----------            ----------
       Net income                                                       $  598,892            $  480,254
                                                                        ==========            ==========

NET INCOME PER SHARE:
   Basic                                                                $     0.43            $     0.34
   Diluted                                                              $     0.41            $     0.33
                                                                        ----------            ----------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                 1,398,185             1,402,155
   Diluted                                                               1,461,129             1,432,690
                                                                        ----------            ----------


See accompanying notes to consolidated financial statements.

                     1ST CONSTITUTION BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended March 31,
                                                                                 2002                     2001
                                                                             ------------             ------------
OPERATING ACTIVITIES:
   Net income                                                                $    598,892             $    480,254
      Adjustments to reconcile net income
      to net cash provided by (used in) operating activities -

      Provision for loan losses                                                    60,000                   60,000
      Depreciation and amortization                                                59,341                   53,008
      Net amortization (accretion) on securities                                   61,503                   (6,547)
      Gain on sale of loans held for sale                                        (313,128)                (115,016)
      Originations of loans held for sale                                     (17,691,474)             (15,705,276)
      Proceeds from sales of loans held for sale                               19,776,280               12,204,757
      Decrease in accrued interest receivable                                       1,892                   60,599
      Decrease (increase) in other assets                                          48,508                  (30,273)
      (Decrease) increase in accrued interest payable                            (259,433)                 103,947
      Increase in accrued expenses and other liabilities                          473,641                  148,208
                                                                             ------------             ------------

         Net cash provided by (used in) operating activities                    2,816,022               (2,746,339)
                                                                             ------------             ------------

INVESTING ACTIVITIES:

   Purchases of securities -
      Available for sale                                                       (5,799,804)              (7,301,249)
   Proceeds from maturities and prepayments of securities -
      Available for sale                                                        3,899,851                2,324,713
      Held to maturity                                                            449,884                  217,521
   Net increase in loans                                                       (1,769,195)              (6,486,198)
   Capital expenditures                                                           (83,560)                 (51,747)
                                                                             ------------             ------------

         Net cash used in investing activities                                 (3,302,824)             (11,296,960)
                                                                             ------------             ------------

FINANCING ACTIVITIES:

   Net (decrease) increase in demand, savings and time deposits                (6,040,431)              23,071,455
   Net increase in securities sold under agreements to repurchase                 169,769                4,330,190
                                                                             ------------             ------------

         Net cash (used in) provided by financing activities                   (5,870,622)              27,401,645
                                                                             ------------             ------------

         (Decrease) increase in cash and cash equivalents                      (6,357,424)              13,358,346

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      21,928,214                7,539,966
                                                                             ------------             ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                          $ 15,570,790             $ 20,898,312
                                                                             ============             ============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Cash paid during the period for -
         Interest                                                            $  1,522,185             $  1,573,237
         Income taxes                                                             340,000                  265,000
                                                                             ============             ============


See accompanying notes to consolidated financial statements.

                     1ST CONSTITUTION BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the "Company"), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto.

         In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

         Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2002.

(2)      NET INCOME PER COMMON SHARE

         Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

         Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 62,944 and 30,535 for the three months ended March 31, 2002 and March 31, 2001, respectively. All share amounts have been restated for the effect of a 5% stock dividend declared in 2001.

(3)      RECENT ACCOUNTING PRONOUNCEMENT

         On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

         On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

         The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company currently has no recorded goodwill and the adoption of SFAS No. 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

ITEM 2 --- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION

The following discussion of the operating results and financial condition at March 31, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, interest rate fluctuations; continued levels of loan quality and origination volume; continued relationship with major customers; inflation and technology changes; the Bank's ability to generate deposits and loans; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; as well as other risks and uncertainties detailed from time to time in filings of the Company with the U.S. Securities and Exchange Commission. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Summary

The Company realized net income of $598,892 for the three months ended March 31, 2002 as compared to $480,254 reported for the same period in 2001. Net income per diluted share was $0.41 for the three months ended March 31, 2002 compared to $0.33 per diluted share for the prior year.

EARNINGS ANALYSIS

Net Interest Income

Net interest income, the Company's largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 81.2% of the Company's net revenues in 2002. Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company's consolidated average balances of assets and liabilities and shareholder's equity as well as interest income (tax-equivalent basis) and expense on related items, and the Company's average yield or rate for the three month periods ended March 31, 2002 and 2001. The average rates are derived by dividing interest income and expenses by the average balance of assets and liabilities, respectively.

Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, interest bearing liabilities, related yields, and associated funding costs.

The Company's net interest income totaled $2,120,411 for the three months ended March 31, 2002 compared to $1,957,879 for the three months ended March 31, 2001. The principal factor contributing to the current period increase in net interest income was increased loan portfolio and investment securities portfolio volumes. This was partially offset by decreases in both loan and investment securities portfolio yields due to the declining interest rate environment that existed throughout 2001 and continued into the first quarter of 2002.


AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
-------------------------------------------------------------------------------------------------------------------------
(yields on a tax-equivalent basis)       Three months ended March 31, 2002          Three months ended March 31, 2001
                                    -------------------------------------------  ----------------------------------------
                                       Average                        Average        Average                    Average
                                       Balance       Interest          Rate          Balance        Interest     Rate
                                    -------------------------------------------------------------------------------------
ASSETS:
Federal Funds Sold/Short-Term
Investments                          $12,703,088         $59,537           1.90%      $4,842,594      $59,139       4.95%
Securities:
    U.S. Treasury Bonds                       --              --           0.00%         499,489        6,358       5.16%
    Collateralized Mortgage
       Obligations/Mortgage
       Backed Securities              64,268,958         820,998           5.11%      54,479,932      917,510       6.74%
    States and Political
       Subdivisions                    3,191,284          55,620           6.97%       2,749,251       46,699       6.79%
                                    -------------------------------------------------------------------------------------
    Total                             67,460,242         876,618           5.20%      57,728,672      970,567       6.73%

Loan Portfolio:
    Commercial                        22,595,451         479,412           8.60%      24,759,297      716,520      11.74%
    Installment                       14,430,601         285,241           8.02%      15,441,222      300,158       7.88%
    Commercial Mortgages and                                                                                        8.44%
       Construction Wholesale         65,574,691       1,099,646           6.80%      49,327,016    1,026,055
    Residential Mortgages and
       Construction Retail            21,099,380         392,051           7.54%      18,714,433      375,309       8.13%
    All Other Loans                    8,123,987         208,696           10.90       7,313,061      202,460      11.07%
                                    -------------------------------------------------------------------------------------
    Total                            131,824,110       2,465,046           7.58%     115,555,029    2,620,502       9.20%

     TOTAL INTEREST-EARNING ASSETS   211,987,440       3,401,201           6.51%     178,126,295    3,650,208       8.31%
                                                                  =============                                =========

Allowance for Loan Losses             (1,463,243)                                     (1,166,649)
Cash and Due From Bank                 6,737,694                                       5,681,361
Other Assets                           3,422,621                                       3,045,830
                                    ------------                                 ---------------
          TOTAL ASSETS              $220,684,512                                    $185,686,837
                                    ============                                 ===============

Interest-Bearing Liabilities:
    Money Market and NOW Accounts    $63,504,614        $234,242           1.50%     $41,067,138     $327,191       3.23%
    Savings Accounts                  12,037,480          44,655           1.50%      10,515,075       70,139       2.71%
    Certificates of Deposit           54,468,098         577,317           4.30%      48,583,317      740,486       6.18%
    Certificates of Deposit of
       $100,000 and Over              18,368,052         181,809           4.01%      17,318,100      255,690       5.99%
    Federal Funds Purchased/Other
        Borrowed Funds                19,279,219         224,729           4.73%      20,689,932      283,678       5.56%
                                    ------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING
        LIABILITIES                  167,657,463       1,262,752           3.05%     138,173,562    1,677,182       4.92%
                                                  =============================                   ======================

          NET INTEREST SPREAD                                              3.45%                                    3.39%
                                                                  =============                                =========

Demand Deposits                       31,626,518                                      29,532,862
Other Liabilities                      3,646,530                                       2,650,325
                                    ------------                                 ---------------
Total Liabilities                    202,930,511                                     170,356,749
Shareholders' Equity                  17,754,002                                      15,330,088
                                    ------------                                 ---------------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY         220,684,513                                     185,686,837
                                    ============                                 ===============
        NET INTEREST MARGIN                           $2,138,449           4.09%                   $1,973,026       4.49%
                                                  =============================                   ======================

Average interest earning assets increased by $33,861,145 or 19.0% for the three month period ended March 31, 2002 versus the comparable 2001 period with increases of $16,269,081 in loans and $9,731,570 in investment securities. Led by commercial mortgages and construction loans, the Company's average loan portfolio grew by 14.1% and loan yields averaged 7.58% in 2002, 162 basis points lower than 2001. This decrease was primarily the result of 2002 loan growth at lower yields amid a decreasing interest rate environment for the majority of 2001 and the first quarter of 2002. The Company's average investment securities portfolio grew 16.9%, and the yield on that portfolio decreased 153 basis points when comparing the three month ended March 31, 2002 with the comparable 2001 period. Overall, the yield on interest earning assets decreased 180 basis points to 6.51% in 2002 from 8.31% in 2001.

The net interest margin (tax-equivalent basis), which is net interest income divided by average interest earning assets, was 4.09% for the three months ended March 31, 2002 compared with 4.49% for the comparable 2001 period. The principal factor causing the decrease in the Company's net interest margin was the sharp decline in market interest rates during 2001 that continues into 2002. This resulted in yields on short-term investments and floating rate loans tied to the prime rate to decline more quickly than those of the Company's interest-bearing liabilities. As a result of the interest rate movement, the yield on the Company's total interest-earning assets declined 180 basis and the cost of interest-bearing liabilities decreased 187 basis points compared to 2001, as depositors sought higher yields in certificate of deposit accounts.

Average non-interest bearing demand deposits increased 7.1% to $31,625,518 for the three-month period ended March 31, 2002 from $29,532,862 for the comparable 2001 period. Business checking accounts and expanding new business relationships have generated most of this increase. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Provision for Loan Losses

For the three months ended March 31, 2002 and 2001, the provision for loan losses was $60,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the three months ended March 31, 2002, compared to the same period of 2001, total non-interest income increased $212,112 or 76.0%, to $491,048 compared to $278,936. The increase was due primarily to an increase of $198,112 in gains on sale of loans held for sale.

Gain on sales of loans held for sale increased significantly to $313,128 for the three month period ended March 31, 2002 compared to $115,016 for the 2001 period. The declining interest rate environment that existed in 2001 and continues in 2002 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Non-Interest Expense

For the three months ended March 31, 2002, non-interest expense amounted to $1,607,854, an increase of $189,118, or 13.3%, from the same period last year. Salaries and employee benefits increased $118,764 compared to the prior year period primarily due to increased staffing levels to manage the continuing growth of the Company plus normal salary increases. Occupancy expense decreased $591 while other operating expenses increased $70,945.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio decreased for the quarter ended March 31, 2002 to 61.6% compared to 65.17% for the quarter ended March 31, 2001.

The Company's ratio of non-interest expense to average assets improved to 2.95% for the three month period ended March 31, 2002 compared to 3.10% for the comparable 2001 period.

FINANCIAL CONDITION

March 31, 2002 Compared with December 31, 2001

Total consolidated assets at March 31, 2002 totaled $217,894,136 compared to $223,183,463 at December 31, 2001. The decrease in the Company's asset base during the first three months of 2002 was primarily due to a decrease in interest bearing deposits. Historically, during periods similar to the current lower interest rate environment, customers with maturing time deposits at higher rates may migrate from the Company in searching for higher competitive rates. Total deposits decreased by $6,040,431 or 3.3% to $178,224,365 at March 31, 2002 compared to $184,264,796 at December 31, 2001.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2002 totaled $15,570,790 compared to $21,928,214 at December 31, 2001. Cash and cash equivalents at March 31,2002 consisted of cash and due from banks of $8,057,613 and Federal funds sold/short term investments of $7,513,177. The corresponding balances at December 31, 2001 were $8,173,550 and $13,754,664, respectively. The balance of cash and cash equivalents at March 31, 2002 decreased primarily due to decreased interest bearing deposit balances.

Securities

Securities represented 31.5% of total assets at March 31, 2002 and 30.3% at December 31, 2001. Total securities increased $1,076,157 or 1.6% at March 31,2002 to $68,716,141 compared to $67,639,984 at year-end 2001.

Information relative to the Company's securities portfolio at March 31,2002, is as follows:

                                                                           Gross           Gross          Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                            Cost           Gains          Losses            Value
                                                         -----------     ----------     -----------      -----------
MARCH 31, 2002
Available for sale --
   U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                $28,060,716      $137,402      $   468,615      $27,729,503
   Mortgage backed securities                             25,870,808       140,816          112,282       25,899,342
   FHLB stock and other securities                         9,581,752        23,124          102,623        9,502,253
                                                         -----------      --------      -----------      -----------
                                                         $63,513,276      $301,342      $   683,520      $63,131,098
                                                         ===========      ========      ===========      ===========

Held to maturity --
   U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies                $ 3,182,510      $ 40,500      $    14,273      $ 3,208,737
   Mortgage backed securities                              2,402,533        61,658                0        2,464,191
                                                         -----------      --------      -----------      -----------
                                                         $ 5,585,043      $102,158      $    14,273      $ 5,672,928
                                                         ===========      ========      ===========      ===========

Securities available for sale totaled $63,131,098 at March 31, 2002, an increase of $1,526,041 or 2.5% from year-end 2001. During the first three months of 2002, $5,799,804 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $5,585,043 at March 31,2002, a decrease of $449,884 or 7.5% from year-end 2001.

Loans

The loan portfolio, which represents the Company's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company's primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2002 and December 31, 2001.

         LOAN PORTFOLIO COMPOSITION                       March 31, 2002                      December 31, 2001

                                                                           %                                    %
                       Component                       Amount          of total             Amount           of total
                                                      ------------     --------            ------------      --------
         Construction loans                            $26,136,417       20.6%              $29,385,096       23.5%
         Residential real estate loans                  10,029,672       7.9%                11,634,097        9.3%
         Commercial and industrial loans                68,055,675       53.7%               62,043,318       49.7%
         Loans to individuals                           16,397,225       12.9%               15,587,772       12.5%
         Lease financing                                 5,744,791       4.5%                 6,117,261        4.9%
         All other loans                                   356,507       0.3%                   169,939        0.1%
                                                      ------------     --------            ------------      --------
                                                      $126,720,287      100.0%             $124,937,483       100.0%
                                                      ============     ========            ============      ========

The loan portfolio increased at March 31, 2002 to $126,720,287 from $124,937,483 at December 31, 2001. The ability of the Company to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company's market region's economic environment and real estate market.

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

The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial loans are placed on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 90 days past due. Residential mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt.

Nonaccrual loans amounted to $60,867 at March 31, 2002, a decrease of $557,235 from $618,102 at year-end 2001. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

NON-PERFORMING ASSETS AND LOANS                                   March 31        December 31
                                                                    2002              2001
                                                                  ---------------------------
Non-Performing loans:
   Loans 90 days or more past due and still accruing               $     0         $      0
   Non-accrual loans                                                60,867          618,102
                                                                  ---------------------------
   Total non-performing loans                                       60,867          618,102
Other real estate owned                                                  0                0
                                                                  ---------------------------
   Total non-performing assets                                     $60,867         $618,102
                                                                  ===========================

Non-performing loans to total loans                                  0.05%            0.49%
Non-performing assets to total assets                                0.03%            0.28%

The Company had no restructured loans, other real estate owned or impaired loans at March 31, 2002. Impaired loans totaled $609,237 at December 31, 2001.

Allowance for Loan Losses

The allowance for loan losses is a critical accounting policy of the Company and is maintained at a level believed by management sufficient to absorb probable credit losses inherent in the loan portfolio as of the date of the financial statements. The allowance for loan losses is a valuation reserve available for losses incurred in the loan portfolio and other extensions of credit.

Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment for all loans, including real estate mortgages and consumer loans.

This methodology assigns reserves based upon credit risk ratings for all loans. The reserves are based upon various factors, including historical performance, general economic conditions as well as the current economic conditions of borrowers and underlying collateral values. Management periodically reviews the process used to determine the adequacy of the allowance for loan losses. Allocations to the allowance for loan losses, both specific and general, are determined after this review. Loans are classified based on internal reviews and evaluations performed by the lending staff. These evaluations are, in turn, examined by the Company's internal loan review specialist. A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications. The determination of the adequacy of the allowance for loan losses is inherently subjective in nature and subject to significant near term change based upon the underlying factors discussed above.

The allowance for loan losses amounted to $1,488,104 at March 31, 2002, an increase of $73,609 from December 31, 2001. The ratio of the allowance for loan losses to total loans was 1.17% at March 31, 2002 and 1.13% at December 31, 2001, respectively. The allowance for loan losses as a percentage of non-performing loans was 2444.85% at March 31, 2002, compared to 228.84% at the end of 2001. The quality of the loan portfolio remains strong and it is management's belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

          ALLOWANCE FOR LOAN LOSSES                         March 31,          March 31,
                                                              2002               2001
                                                          ------------       ------------
          Balance, beginning of period                       1,414,495         $1,132,555
          Provision charged to operating expenses               60,000             60,000
          Loans charged off                                    (7,337)                  0
          Recoveries                                            20,946                781
                                                          ------------       ------------
          Net (charge offs) / recoveries                        13,609                781
                                                          ------------       ------------
          Balance, end of period                            $1,488,104         $1,193,336
                                                          ============       ============

          Loans:
             At period end                                $126,720,287       $117,118,450
             Average during the period                     131,824,110        115,555,029
          Net charge offs to average loans outstanding           0.01%              0.00%
          Allowance for loan losses to:
             Total loans at period end                           1.17%              1.02%
             Non-performing loans                            2,444.85%            269.58%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding the Company's operations. The Company offers a variety of products designed to attract and retain customers, with management's primary focus being on building and expanding long-term relationships.

          AVERAGE DEPOSIT BALANCE
                                                                Three months ended March 31, 2002
                                                                ---------------------------------
                                                                                     Percentage
                                                                     Balance          of Total
                                                                   ------------      ----------
          Non-interest bearing demand deposits                     $ 31,626,518         17.6%
          Interest bearing demand deposits                           63,504,614         35.3%
          Savings deposits                                           12,037,480          6.7%
          Certificates of deposit of $100,000 or more                18,368,052         10.2%
          Other time deposits                                        54,468,098         30.3%
                                                                   ------------        -----

                 Total                                             $180,004,762        100.0%
                                                                   ============        =====

Total deposits decreased $6,040,431 or 3.3% to $178,224,365 at March 31, 2002 from $184,264,796 at December 31, 2001. This decrease in total deposits was primarily the result of a $5,642,675 decrease in interest bearing deposits to $145,988,226 as customers with maturing time deposits migrated from the Company in searching for higher competitive rates during this period of lower market interest rates.

Other Borrowings

Other Borrowings are comprised of fixed rate convertible advances from the Federal Home Loan Bank ("FHLB"). These borrowings are primarily used to fund asset growth not supported by deposit generation. These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

The balances of other borrowed funds was $15,500,000 at March 31, 2002 and December 31, 2001.

Shareholders' Equity And Dividends

Shareholders' equity at March 31, 2002 totaled $17,800,071, an increase of $367,127, or 2.11%, compared to December 31, 2001. Book value per common share rose to $12.74 at March 31, 2002 compared to $12.47 at December 31, 2001.

In 2000, the Board of Directors authorized a stock buyback program that allows for the repurchase of a limited number of the Company's shares at management's discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. During the three months ended March 31, 2002, 800 shares of common stock were purchased and, during 2001, 4,610 shares were purchased under this program. Treasury stock totaled $99,923 at March 31, 2002 compared to $83,190 at December 31, 2001.

During December 2001, the Company's stock became listed for trading on the NASDAQ National Market System, under the symbol, "FCCY".

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

        CAPITAL RATIOS
                                                           Amount                Ratio
                                                           ----------------------------------
        As of March 31, 2002 -
          Total capital to risk weighted assets              $19,540,412               13.28%
          Tier 1 capital to risk weighted assets              18,052,308               12.27%
          Tier 1 capital to average assets                    18,052,308                8.18%

        As of December 31, 2001-
          Total capital to risk weighted assets              $18,890,081               12.82%
          Tier 1 capital to risk weighted assets              17,475,586               11.86%
          Tier 1 capital to average assets                    17,475,586                7.57%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2002, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management's goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Liquidity management refers to the Company's ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a banks' ability to meet its liquidity needs. On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities. On the liability side, the primary source of liquidity is the ability to generate core deposits. Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

The Company has established borrowing relationship with the FHLB and its correspondent banks which further support and enhance liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.

Net cash provided by operating activities totaled $2,816,022 in 2002 compared to $2,746,339 used in operating activities in 2001. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and amortization of intangibles.

Net cash used in investing activities totaled $3,302,824 in 2002 compared to $11,296,960 in 2001. The decrease in usage was the result of a lower volume of loan originations and securities purchases for the three months ended March 31, 2002.

Net cash used in financing activities amounted to $5,870,622 in 2002 compared to $27,401,645 provided by financing activities in 2001. The decrease in 2002 resulted primarily from the decrease in deposits.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2002, maturities of investment securities totaled $4,349,735. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

On April 10, 2002, 1st Constitution Capital Trust I (the "Trust"), a statutory business trust, and a wholly owned subsidiary of the Company, issued $5.0 million of floating rate Trust Preferred Securities in a pooled institutional placement transaction and $155,000 of floating rate Common Securities to the Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $5.2 million of floating rate Subordinated Debentures maturing

April 22, 2032 from the Company. The subordinated debentures have an initial rate of 6.02%. The Trust exists for the sole purpose is issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of the Company. These Subordinated debentures constitute the sole assets of the Trust. The Subordinated Debentures are redeemable in whole or in part prior to maturity after April 22, 2007. The Trust is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust to pay amounts when due on the Trust Preferred Securities.

Interest Rate Sensitivity Analysis

The largest component of the Company's total income is net interest income, and the majority of the Company's financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's spread by attracting lower-costing retail deposits.

MARKET RISK ANALYSIS

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2002 and December 31, 2001, the Company's variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2002 and December 31, 2001.

MARKET RISK ANALYSIS

                              March 31, 2002                                        December 31, 2001
                   ----------------------------------------    ----------------------------------------
Change in Rates       Flat        -200bp        +200bp            Flat        -200bp        +200bp
-----------------------------------------------------------    ----------------------------------------

Economic Value
  of Portfolio
  Equity           $23,490,000  $23,969,000   $19,605,000      $22,128,000  $21,465,000   $19,109,000

Change                              480,000    (3,884,000)                     (663,000)   (3,019,000)

Change as a %
  of assets                            0.22%        (1.78%)                       (0.30%)       (1.35%)

                           Part II - OTHER INFORMATION

Item 1   -        Legal Proceedings

                  None.

Item 2   -        Changes in Securities

                  None.

Item 3   -        Defaults upon Senior Securities

                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders

                  None.

Item 5   -        Other Information

                  None

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)      Exhibits

The following exhibits are filed as part of this Report

Exhibit
Number    Description
-------   -----------
3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-SB filed June 15,
          2001).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 2.2 of the Registrant's Form 10-SB filed June 15, 2001).

4.1       Specimen Share of Common Stock (incorporated by reference to Exhibit
          4.1 of the Registrant's Form 10-K SB for the year ended December 31, 2001 filed March 22, 2002).

4.2 Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (filed herewith).

4.3 Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (filed herewith).

4.4 Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (filed herewith).

10.1 Amended and Restated 1990 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 6.1 of the Registrant's Form 10-SB filed June 15, 2001).

10.2 1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 6.2 of the Registrant's Form 10-SB filed June 15, 2001).

10.3      2000 Employee Stock Option Plan (incorporated by reference to Exhibit
          6.3 of the Registrant's Form 10-SB filed June 15, 2001).

10.4 Stock Option Plan for Non-Employee Director (incorporated by reference to Exhibit 6.4 of the Registrant's Form 10-SB filed June 15, 2001).

10.5 Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit 6.5 of the Registrant's Form 10-SB filed June 15, 2001).


                  (b)      Form 8-K

                  There has been no Form 8-K filed during the first quarter of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           1st Constitution Bancorp
                                           ------------------------------------
                                           (Registrant)


Dated: May 8, 2002                 By:     /s/ Robert F. Mangano
                                           ------------------------------------
                                           Robert F. Mangano
                                           President
                                           Chief Executive Officer


                                           /s/ Joseph M. Reardon
                                           ------------------------------------
                                           Joseph M. Reardon
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)

                                 Exhibit Index


Exhibit
Number    Description
--------  ---------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-SB filed June 15,
          2001).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 2.2 of the Registrant's Form 10-SB filed June 15, 2001).

4.1       Specimen Share of Common Stock (incorporated by reference to Exhibit
          4.1 of the Registrant's Form 10-K SB for the year ended December 31, 2001 filed March 22, 2002).

4.2 Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (filed herewith).

4.3 Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (filed herewith).

4.4 Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (filed herewith).

10.1 Amended and Restated 1990 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 6.1 of the Registrant's Form 10-SB filed June 15, 2001).

10.2 1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 6.2 of the Registrant's Form 10-SB filed June 15, 2001).

10.3      2000 Employee Stock Option Plan (incorporated by reference to Exhibit
          6.3 of the Registrant's Form 10-SB filed June 15, 2001).

10.4 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 6.4 of the Registrant's Form 10-SB filed June 15, 2001).

10.5 Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit 6.5 of the Registrant's Form 10-SB filed June 15, 2001).