Form 10QSB
period 2002-06-30
1ST CONSTITUTION BANCORP
filed 2002-08-09
CIK 1141807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 000-32891

                            1st Constitution Bancorp
             (Exact name of registrant as specified in its charter)

        New Jersey                                   22-3665653
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No)

2650 Route 130, P.O. Box 634, Cranbury, NJ             08512 .
(Address of principal executive officers)           (Zip Code)

                                 (609) 655-4500
              (Registrant's telephone number, including area code)


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

                                [X] Yes    [ ] No

As of July 29, 2002 there were 1,402,307 shares of common stock, no par value outstanding.

                            1st Constitution Bancorp

                                   FORM 10-QSB

                                      INDEX

                                                                       Page
                                                                       ----
PART I   -FINANCIAL INFORMATION

   ITEM 1-Financial Statements and Notes to                             3
          Consolidated Financial Statements

   ITEM 2-Management's Discussion and Analysis of                       8
          Financial Condition and Results of Operations


PART II  -OTHER INFORMATION

   ITEM 2-Changes in Securities                                        21

   ITEM 4-Submission of Matters to a Vote of Security Holders          21

   ITEM 6-Exhibits and Reports on Form 8-K                             22


SIGNATURES                                                             23

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)


                                                                              June 30, 2002       December 31, 2001
                                                                            -----------------    -----------------
ASSETS
CASH AND DUE FROM BANKS                                                      $   9,154,376       $   8,173,550

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS                                     12,015,250          13,754,664
                                                                            -----------------    -----------------

     Total cash and cash equivalents                                            21,169,626          21,928,214
                                                                            -----------------    -----------------

SECURITIES:
     Available for sale, at market value                                        75,396,577          61,605,057
     Held to maturity (market value of $5,458,234 and $6,103,760 in 2002
         and 2001, respectively)                                                 5,278,349           6,034,927
                                                                            -----------------    -----------------

  Total securities                                                              80,674,926          67,639,984
                                                                            -----------------    -----------------

LOANS HELD FOR SALE                                                              1,715,308           7,158,950
                                                                            -----------------    -----------------

LOANS                                                                          130,252,939         124,937,483
     Less- Allowance for loan losses                                            (1,548,104)         (1,414,495)
                                                                            -----------------    -----------------

              Net loans                                                        128,704,835         123,522,988
                                                                            -----------------    -----------------
PREMISES AND EQUIPMENT, net                                                      1,048,297             998,744

ACCRUED INTEREST RECEIVABLE                                                      1,113,447           1,047,670

OTHER ASSETS                                                                     1,027,102             886,913
                                                                            -----------------    -----------------
Total assets                                                                 $ 235,453,540       $ 223,183,463
                                                                            =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Deposits
         Non-interest bearing                                                $  40,841,116       $  32,633,895
         Interest bearing                                                      148,031,595         151,630,901
                                                                            -----------------    -----------------

              Total deposits                                                   188,872,711         184,264,796

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                   4,198,060           3,808,183
OTHER BORROWINGS                                                                15,500,000          15,500,000
TRUST PREFERRED SECURITIES                                                       5,000,000                   0
ACCRUED INTEREST PAYABLE                                                         1,136,193           1,557,392
ACCRUED EXPENSES AND OTHER LIABILITIES                                           1,437,188             620,148
                                                                            -----------------    -----------------

              Total liabilities                                                216,144,152         205,750,519
                                                                            -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, no par value; 15,000,000 shares authorized;
         1,404,895 shares issued and 1,402,832 and 1,398,395
         outstanding as of June 30, 2002 and
         December 31, 2001, respectively                                        15,237,148          15,198,339
Retained earnings                                                                3,582,390           2,360,437
Treasury Stock, shares at cost (7,700 shares and 6,500 shares at June 30,
     2002 and December 31, 2001, respectively)                                    (109,212)            (83,190)
Accumulated other comprehensive income (loss)                                      599,062             (42,642)
                                                                            -----------------    -----------------

              Total shareholders' equity                                        19,309,388          17,432,944
                                                                            -----------------    -----------------

Total liabilities and shareholders' equity                                   $ 235,453,540       $ 223,183,463
                                                                            =================    =================

See accompanying notes to consolidated financial statements.

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     Three months ended June 30,     Six months ended June 30,
                                                     ---------------------------     --------------------------
INTEREST INCOME                                         2002             2001          2002                2001
                                                     ----------      ----------      ----------      ----------

Interest on loans                                    $2,470,913      $2,666,122      $4,935,960      $5,286,625
Interest on securities
        Taxable                                         965,390         995,055       1,786,388       1,918,923
        Tax-exempt                                       37,581          47,296          75,162          78,849
Interest on Federal funds sold and
     short-term investments                              58,104          75,309         117,641         134,448
                                                     ----------      ----------      ----------      ----------
        Total interest income                         3,531,988       3,783,782       6,915,151       7,418,845
                                                     ----------      ----------      ----------      ----------

INTEREST EXPENSE
Interest on deposits                                    965,863       1,445,252       2,003,886       2,750,937
Interest on securities sold under agreement
    to repurchase and other borrowed funds              231,772         365,254         456,501         736,753
Interest on trust preferred securities                   68,256               0          68,256               0
                                                     ----------      ----------      ----------      ----------
        Total interest expense                        1,265,891       1,810,506       2,528,643       3,487,690
                                                     ----------      ----------      ----------      ----------
        Net interest income                           2,266,097       1,973,276       4,386,508       3,931,155
Provision for loan losses                                60,000          60,000         120,000         120,000
                                                     ----------      ----------      ----------      ----------
        Net interest income after provision for
            loan losses                               2,206,097       1,913,276       4,266,508       3,811,155
                                                     ----------      ----------      ----------      ----------

NON-INTEREST INCOME
Service charges on deposit accounts                     122,547         100,085         243,481         186,560
Gain on sale of loans held for sale                     254,555         163,912         567,683         278,928
Other income                                             62,408          64,855         119,394         142,300
                                                     ----------      ----------      ----------      ----------
        Total non-interest income                       439,510         328,852         930,558         607,788
                                                     ----------      ----------      ----------      ----------

NON-INTEREST EXPENSE
Salaries and employee benefits                          833,213         765,392       1,702,169       1,515,584
Occupancy expense                                       187,701         176,364         369,024         358,277
Other operating expenses                                648,702         473,109       1,206,277         959,740
                                                     ----------      ----------      ----------      ----------
        Total non-interest expense                    1,669,616       1,414,865       3,277,470       2,833,601
                                                     ----------      ----------      ----------      ----------
Income before income taxes                              975,991         827,263       1,919,596       1,585,342
Income taxes                                            352,601         296,158         697,314         573,983
                                                     ----------      ----------      ----------      ----------
        Net income                                   $  623,390      $  531,105      $1,222,282      $1,011,359
                                                     ----------      ----------      ----------      ----------

NET INCOME PER SHARE
        Basic                                        $     0.44      $     0.38      $     0.87      $     0.72
        Diluted                                      $     0.42      $     0.37      $     0.83      $     0.70
WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                         1,401,945       1,399,359       1,400,075       1,400,644

        Diluted                                       1,466,804       1,429,442       1,464,934       1,430,727

See accompanying notes to consolidated financial statements

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six months ended June 30,
                                                                         -------------------------------
                                                                              2002               2001
                                                                         ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                            $  1,222,282       $  1,011,359
      Adjustments to reconcile net income
      to net cash provided by (used in) operating activities-

      Provision for loan losses                                               120,000            120,000
      Depreciation and amortization                                           156,435            108,785
      Net amortization on securities                                          115,466              8,673
      Gain on sale of loans held for sale                                    (567,683)          (278,927)
      Originations of loans held for sale                                 (29,091,610)       (31,056,555)
      Proceeds from sales of loans held for sale                           35,102,935         26,521,717
      Increase in accrued interest receivable                                 (65,777)           (38,660)
      Increase in other assets                                               (458,306)            (2,310)
      (Decrease) increase in accrued interest payable                        (421,199)            21,331
      Increase (decrease) in accrued expenses and other liabilities           817,040           (102,365)
                                                                         ------------       ------------

         Net cash provided by (used in) operating activities                6,929,583         (3,686,953)
                                                                         ------------       ------------

INVESTING ACTIVITIES:

   Purchases of securities -
      Available for sale                                                  (24,484,602)       (19,543,101)
      Held to maturity                                                             --         (2,829,268)
   Proceeds from maturities and prepayments of securities -
      Available for sale                                                   11,555,413          8,195,247
      Held to maturity                                                        751,061          1,712,937
   Proceeds from sales of securities available for sale                            --                 --
   Net increase in loans                                                   (5,301,847)       (10,881,141)
   Capital expenditures                                                      (205,988)          (106,134)
                                                                         ------------       ------------

         Net cash used in investing activities                            (17,685,963)       (23,451,460)
                                                                         ------------       ------------


FINANCING ACTIVITIES:

   Net increase in demand, savings and time deposits                        4,607,915         39,329,991
   Net increase in securities sold under agreements to repurchase             389,877          3,179,570
   Proceeds from issuance of trust preferred securities                     5,000,000                  0
                                                                         ------------       ------------

         Net cash provided by financing activities                          9,997,792         42,509,561
                                                                         ------------       ------------

         (Decrease) increase in cash and cash equivalents                    (758,588)        15,371,148

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  21,928,214          7,539,966
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $ 21,169,626       $ 22,911,114
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
      Cash paid during the period for -
         Interest                                                        $  2,949,842       $  3,466,359,
         Income taxes                                                    $    783,480       $    889,600
                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

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

         Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 64,859 for the three-month and six-month periods ended June 30, 2002 and 30,083 for the same periods at June 30, 2001, respectively. All share amounts have been restated for the effect of a 5% stock dividend declared in 2001.

(3)      RECENT ACCOUNTING PRONOUNCEMENT

         In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the initial adoption of SFAS 146 will have a significant impact on the Company's consolidated financial statements.

         In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, Accounting for Intangible Assets of Motor Carrier as well as amending other existing authoritative pronouncements to make various technical corrections.

         SFAS No. 145 also rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64 Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Company's consolidated financial statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the operating results and financial condition at June 30, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of results to be attained for any other period.

General

1st Constitution Bancorp (the "Company"), a bank holding company, was incorporated in February 1999 for the purpose of becoming the parent holding company of 1st Constitution Bank (the "Bank"), a full service commercial bank which began operations in August 1989. 1st Constitution Capital Trust I, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank operates 6 branches and has 2 subsidiaries, 1st Constitution Investment Company, which manages an investment portfolio and FCB Assets Holdings, Inc., which is used by the Bank to manage and dispose of repossessed property/real estate.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Summary

The Company realized net income of $623,390 for the three months ended June 30, 2002 as compared to $531,105 reported for the same period in 2001. Net income per diluted share was $0.42 for the three months ended June 30, 2002 compared to $0.37 per diluted share for the prior year.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 2002 was $3,531,988, a decrease of $251,794 from the $3,783,782 reported in the same period of 2001. This decrease is primarily attributable to the declining interest rate environment that existed throughout 2001 and continued into the second quarter of 2002. For the three months ended June 30, 2002, average interest earning assets increased $21,079,025 or 10.6%, compared with the same period in 2001. The increase in interest income resulting from increases in earning asset volume was offset by a decrease in the average yield earned on these assets. For the three months ended June 30, 2002, the average yield on earning assets decreased 121 basis points to 6.50% from 7.71% for the same period last year.

Interest Expense

Interest expense for the quarter ended June 30, 2002 was $1,265,891, a decrease of $544,615 from $1,810,506 reported in the same period last year. The average cost of interest bearing liabilities decreased 157 basis points to 2.99% for the current quarter of 2002 from 4.56% for the same period last year, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $10,735,184 for the current quarter of 2002 compared to the same period in 2001.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended June 30, 2002 compared to the prior year period was an increase of $292,821 in net interest income. For the three months ended June 30, 2002, the net interest margin, on a fully taxable equivalent basis, increased 14 basis points from the same period last year. The increase in the net interest margin was primarily the result of interest bearing liabilities repricing faster than interest earning assets in the decreasing rate environment that has continued through the first six months of 2002.

Provision for Loan Losses

For the three months ended June 30, 2002 and June 30, 2001, the provision for loan losses was $60,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including Management's evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

For the three months ended June 30, 2002, compared to the same period of 2001, total non-interest income increased $110,658 or 33.6%, to $439,510 compared to $328,852. The increase was due primarily to increases of $90,643 in gains on sale of loans held for sale and $22,462 in service charges on deposit accounts. These increases were partially offset by a modest decline in other income of $2,447. The declining interest rate environment that existed in 2001 and continues in 2002 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Non-Interest Expense

For the three months ended June 30, 2002, non-interest expense increased $254,751, or 18.0%, from the same period last year. Salaries and employee benefits increased $67,821 compared to the prior year period primarily due to increased staffing levels to manage the continuing growth of the Company plus normal salary increases. Occupancy expense increased $11,337 and other expenses increased $175,593 as a result of a full quarter of operating expenses for the new Windrows branch office opened in February 2002 plus additional professional fee expenses associated with the Company's issuance of trust preferred securities during April 2002.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio remained relatively consistent for the quarter ended June 30, 2002 at 61.7% compared to 61.5% for the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Summary

The Company realized net income of $1,222,282 for the six months ended June 30, 2002, an increase of 20.9% over the $1,011,359 for the same period in 2001. Net income per diluted share was $0.83 for the six months ended June 30, 2002 compared to $0.70 per diluted share for the prior year.

EARNINGS ANALYSIS

Interest Income

For the first six months of 2002, total interest income was $6,915,151, a decrease of 6.8% compared to total interest income of $7,418,845 for the same period in 2001. The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as interest income and expense on related items, and the Company's average rate for the six month periods ended June 30, 2002 and 2001.

AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)           Six months ended June 30, 2002                Six months ended June 30, 2001
                                             ------------------------------                --------------------------------
                                        Average                            Average      Average                      Average
                                        Balance           Interest           Rate       Balance       Interest        Rate
                                       -------------------------------------------------------------------------------------
ASSETS:
Federal Funds Sold/Short-Term         $ 12,958,635      $  117,641           1.83%    $  5,370,316     $134,448       5.05%
Investments
Securities:
    U.S. Treasury Bonds                          -               -           0.00%         328,475        8,407       5.16%
    Collateralized Mortgage
        Obligations/
    Mortgage Backed Securities          68,602,042       1,786,387           5.21%      59,393,727    1,910,518       6.43%
    States and Political
        Subdivisions                     3,186,629         111,240           6.98%        3,259473      116,697       7.16%
                                      --------------------------------------------------------------------------------------
    Total                               71,788,671       1,897,627           5.29%      62,981,675    2,035,622       6.46%

Loan Portfolio:
    Commercial                          23,929,046         974,642           8.21%      25,554,610    1,381,932      11.35%
    Installment                         14,381,138         567,877           7.96%      15,214,858      602,268       7.98%
    Commercial Mortgages and
        Construction Wholesale          65,311,675       2,252,536           6.95%      52,873,080    2,145,790       8.18%
    Residential Mortgages and
        Construction Retail             19,215,418         720,207           7.56%      19,755,621      765,461       7.81%
    All Other Loans                      7,969,539         420,699           10.90       7,361,057      391,174      10.07%
                                      --------------------------------------------------------------------------------------
    Total                              130,806,816       4,935,961           7.61%     119,759,226    5,286,625       8.90%

     TOTAL INTEREST-EARNING ASSETS     215,554,122       6,951,229           6.50%     188,111,217    7,456,695       8.00%
                                                                           ========                                  ======
Allowance for Loan Losses              (1,494,085)                                     (1,199,380)
Cash and Due From Bank                   7,512,915                                       6,282,637
Other Assets                             3,253,432                                       3,015,863
                                      ------------                                    ------------
          TOTAL ASSETS                $224,826,384                                    $196,210,337
                                      ============                                    ============

Interest-Bearing Liabilities:
    Money Market and NOW Accounts     $ 62,734,530        $465,289           1.50%    $ 33,706,829     $464,227       2.78%
    Savings Accounts                    12,593,561          93,016           1.49%      10,568,610      134,922       2.57%
    Certificates of Deposit             54,315,996       1,110,256           4.12%      50,784,226    1,517,805       6.03%
    Certificates of Deposit of
        $100,000 and Over               17,487,849         335,325           3.87%      23,087,150      633,983       5.54%
    Federal Funds Purchased/Other
        Borrowed Funds                  19,425,539         456,501           4.74%      30,620,840      736,753       4.85%
    Trust Preferred Securities           2,237,569          68,256           6.02%               -            -       0.00%
                                      --------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES     168,795,044       2,528,643           3.02%     148,767,655    3,487,690       4.73%
                                                        =========================                   =======================

          NET INTEREST SPREAD                                                3.48%                                    3.27%
                                                                           ========                                  ======

Demand Deposits                         34,795,928                                      29,211,370
Other Liabilities                        3,183,819                                       2,627,963
                                      ------------                                    ------------
Total Liabilities                      206,774,791                                     180,606,988
Shareholders' Equity                    18,051,593                                      15,603,349
                                      ------------                                    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                         224,826,384                                     196,210,337
                                      ============                                    ============

        NET INTEREST MARGIN                             $4,422,586           4.14%                  $3,969,005        4.25%
                                                        =========================                   =======================


The current year decrease in interest income occurred despite higher average balances in the securities and loan portfolios as these were offset by lower yields earned on these portfolios. Average loans increased $11,047,590, or 9.2% while the yield on the portfolio decreased 129 basis points to 7.61% from 8.90%. The lower loan yield reflected the lower interest rate environment that existed throughout 2001 and continued into the second quarter of 2002.

Average securities increased $8,806,996, or 14.0%, while the yield on the securities portfolio decreased 117 basis points to 5.29% from 6.46%.

Overall, the yield on the Company's total interest-earning assets decreased 150 basis points to 6.50% for the six months ended June 30, 2002 from the 8.00% for the same period in 2001.

Interest Expense

Total interest expense for the six months ended June 30, 2002 was $2,528,643, a decrease of 27.5% compared to $3,487,690 for the same period in 2001. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the six months ended June 30, 2002 decreased 171 basis points to 3.02% from 4.73% for the same period of 2001.

Net Interest Income

The Company's net interest income for the six month period ended June 30, 2002 was $4,386,508, an increase of 11.6% compared to $3,931,155 for the same period in 2001. For the first six months of 2002, interest income decreased by $503,694 compared to the same period in 2001 while interest expense decreased by $959,047 compared to the same period in 2001. Although the loan and securities portfolios average balances increased during the first six months of 2002, those assets earned lower rates of return in 2002 than during 2001.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.14% for the first six months of 2002 compared to 4.25% for the same period in 2001. The principal factor causing the decline in the net interest margin was the lower interest rate environment that existed throughout 2001 and continued into the second quarter of 2002.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2002 and 2001 was $120,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2002 was $930,558, an increase of 53.1% over non-interest income of $607,788 for the same period in 2001. The increase was due primarily to increases in service charges on deposit accounts and gains on loans held for sale, partially offset by a decrease in other non-interest income.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2002 was $567,683 compared to $278,928 for the same period in 2001. The declining interest rate environment that existed in 2001 and continues in 2002 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts amounted to $243,481 for the six months ended June 30, 2002 compared to $186,560 for the same period in 2001. Service charge income increased in 2002 principally due to increases in income from overdraft fees and wire transfer service fees.

The Company also generates non-interest income from a variety of other fee-based services. These fees are monitored closely by Management to reflect current charges amid the Company's competitive market.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2002 was $3,277,470, an increase of 15.7% compared to non-interest expense of $2,833,601 for the same period in 2001.

The following table presents the major components of non-interest expense for the six months ended June 30, 2002 and 2001.

NON-INTEREST EXPENSES
                                               Six months ended June 30
                                               2002                 2001

Salaries and employee benefits               $1,702,169      $1,515,584
Occupancy expenses                              369,024         358,277
Equipment expense                               209,132         143,916
Marketing                                       125,506          88,009
Computer services                               271,196         237,207
Regulatory, professional and other fees         232,211         151,225
Office expense                                  145,722         163,756
All other expenses                              222,510         175,627
                                             ----------      ----------
                                             $3,277,470      $2,833,601
                                             ==========      ==========

Salaries and employee benefits increased 12.3% to $1,702,169 for the six months ended June 30, 2002 compared to $1,515,584 for the six months ended June 30, 2001. This increase reflects the increase in staffing for the new Windrows branch that opened in February 2002.

The Company's ratio of non-interest expense to average assets remained reasonably consistent at 2.94% for the six months ended June 30, 2002 compared to 2.91% for the same period in 2001. The Company's efficiency ratio decreased to 61.6% for the first six months of 2002 compared to a ratio of 62.4% for the first six months of 2001.

FINANCIAL CONDITION

June 30, 2002 Compared with December 31, 2001

Total consolidated assets at June 30, 2002 totaled $235,453,540 compared to $223,183,463 at December 31, 2001. The increase in the Company's asset base during the first six months of 2002 was primarily funded by an increase in non-interest bearing deposits and the $5,000,000 in proceeds from the issuance of trust preferred securities. Total deposits increased by $4,607,915 or 2.5% to $188,872,711 at June 30, 2002 compared to $184,264,796 at December 31, 2001.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2002 totaled $21,169,626 compared to $21,928,214 at December 31, 2001. Cash and cash equivalents at June 30, 2002 consisted of cash and due from banks of $9,154,376 and Federal funds sold/short term investments of $12,015,250. The corresponding balances at December 31, 2001 were $8,173,550 and $13,754,664, respectively. The balance of cash and cash equivalents at June 30, 2002 decreased primarily due to decreased interest bearing deposit balances.

Securities

Securities represented 34.3% of total assets at June 30, 2002 and 30.3% at December 31, 2001. Total securities increased $13,034,942 or 19.3% at June 30, 2002 to $80,674,926 compared to $67,639,984 at year-end 2001.

Information relative to the Company's securities portfolio at June 30, 2002, is as follows:

                                                                       Gross            Gross          Estimated
                                                    Amortized        Unrealized       Unrealized        Market
                                                       Cost             Gains           Losses          Value
                                                    -----------      -----------      -----------      -----------
JUNE 30, 2002
Available for sale --
   U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies      $36,587,489      $   422,587      $    73,769      $36,936,307
   Mortgage backed securities                        31,039,788          610,410           12,508       31,637,689
   FHLB stock and other securities                    6,861,630           69,944          108,993        6,822,581
                                                    -----------      -----------      -----------      -----------
                                                    $74,488,907      $ 1,102,940      $   195,270      $75,396,577
                                                    ===========      ===========      ===========      ===========

Held to maturity --
   Obligations of State and Political               $ 3,181,162      $    88,696      $         0      $ 3,269,858
     Subdivisions                                     2,097,187           91,189                0        2,188,376
                                                    -----------      -----------      -----------      -----------
   Mortgage backed securities                       $ 5,278,349      $   179,885      $         0      $ 5,458,234
                                                    ===========      ===========      ===========      ===========


Securities available for sale totaled $75,396,577 at June 30, 2002, an increase of $13,791,520 or 22.4% from year-end 2001. During the first six months of 2002, $24,484,602 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $5,278,349 at June 30,2002, a decrease of $756,578 or 12.5% from year-end 2001.

Loans

The loan portfolio, which represents the Company's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company's primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2002 and December 31, 2001.

LOAN PORTFOLIO COMPOSITION                 June 30, 2002              December 31, 2001

                                                           %                            %
      Component                         Amount          of total     Amount         of total
-----------------------------        -----------       --------   ------------      --------
Construction loans                   $ 28,795,286        22.1%    $ 29,385,096        23.5%
Residential real estate loans           9,141,347         7.0%      11,634,097         9.3%
Commercial and industrial loans        70,541,321        54.2%      62,043,318        49.7%
Loans to individuals                   15,916,407        12.2%      15,587,772        12.5%
Lease financing                         5,420,597         4.2%       6,117,261         4.9%
All other loans                           437,981         0.3%         169,939         0.1%
                                     ------------       -----     ------------       -----
                                     $130,252,939       100.0%    $124,937,483       100.0%
                                     ============       =====     ============       =====

The loan portfolio increased at June 30, 2002 to $130,252,939 from $124,937,483 at December 31, 2001. The ability of the Company to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company's market region's economic environment and real estate market.

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

Nonaccrual loans amounted to $16,539 at June 30, 2002, a decrease of $601,563 from $618,102 at year-end 2001. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.


NON-PERFORMING ASSETS AND LOANS                           June 30,     December 31,
                                                           2002            2001
                                                       ------------    ------------
Non-Performing loans:
   Loans 90 days or more past due and still accruing      $ 15,413       $      0
   Non-accrual loans                                        16,539        618,102
                                                       ------------    ------------
   Total non-performing loans                               31,952        618,102
Other real estate owned                                     37,855              0
                                                       ------------    ------------
   Total non-performing assets                            $ 69,807       $618,102
                                                       ============    ============

Non-performing loans to total loans                           0.02%          0.49%
Non-performing assets to total assets                         0.03%          0.28%

The Company had no restructured loans or impaired loans at June 30, 2002. Impaired loans totaled $609,237 at December 31, 2001.

Allowance for Loan Losses

The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Company and is maintained at a level believed by management sufficient to absorb probable credit losses inherent in the loan portfolio as of the date of the financial statements. The allowance for loan losses is a valuation reserve available for losses incurred in the loan portfolio and other extensions of credit.

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

The allowance for loan losses amounted to $1,548,104 at June 30, 2002, an increase of $133,609 from December 31, 2001. The ratio of the allowance for loan losses to total loans was 1.19% at June 30, 2002 and 1.13% at December 31, 2001, respectively. The quality of the loan portfolio remains strong and it is management's belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

ALLOWANCE FOR LOAN LOSSES                          June 30,              June 30,
                                                     2002                 2001
                                                 -------------        -------------
Balance, beginning of period                     $   1,414,495        $   1,132,555
Provision charged to operating expenses                120,000              120,000
Loans charged off                                       (7,337)                (392)
Recoveries                                              20,946                1,483
                                                 -------------        -------------
Net recoveries                                          13,609                1,091
                                                 -------------        -------------
Balance, end of period                           $   1,548,104        $   1,253,646
                                                 =============        =============

Loans:
   At period end                                 $ 130,252,939        $ 121,513,703
   Average during the period                       130,806,816          119,759,226
Net recoveries to average loans outstanding               0.01%                0.00%

Allowance for loan losses to:
   Total loans at period end                              1.19%                1.03%
   Non-performing loans                                   0.00%                0.00%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding the Company's operations. The Company offers a variety of products designed to attract and retain customers, with management's primary focus being on building and expanding long-term relationships.

AVERAGE DEPOSIT BALANCE

                                                 Six months ended June 30, 2002
                                                 ------------------------------
                                                                    Percentage
                                                    Balance          Of Total
                                                 ------------      ------------
Non-interest bearing demand deposits             $ 34,795,928         19.1%
Interest bearing demand deposits                   62,734,530         34.5%
Savings deposits                                   12,593,561          6.9%
Certificates of deposit of $100,000 or more        17,487,849          9.6%
Other time deposits                                54,315,996         29.9%
                                                 ------------      ------------

       Total                                     $181,927,864        100.0%
                                                 ============      ============

Total deposits increased $4,607,915 or 2.5% to $188,872,711 at June 30, 2002
from $184,264,796 at December 31, 2001. This increase in total deposits was primarily the result of a $3,599,306 decrease in interest bearing deposits to $148,031,595 as customers with maturing time deposits migrated from the Company in searching for higher competitive rates during this period of lower market interest rates. This was offset by a $8,207,221 in increase in non-interest bearing deposits to $40,841,116.

Other Borrowings

Other Borrowings are comprised of fixed rate convertible advances from the Federal Home Loan Bank ("FHLB"). These borrowings are primarily used to fund asset growth not supported by deposit generation. These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

The balances of other borrowed funds was $15,500,000 at June 30, 2002 and December 31, 2001.

Trust Preferred Securities

On April 10, 2002, the Company, through a wholly owned subsidiary, issued $5.0 million of floating rate Trust Preferred Securities in a pooled institutional placement transaction. The Trust Preferred Securities mature April 22, 2032 and have an initial rate of 6.02%. The Trust Preferred Securities are redeemable in whole or in part prior to maturity after April 22, 2007.

Shareholders' Equity And Dividends

Shareholders' equity at June 30, 2002 totaled $19,309,388, an increase of $1,876,444, or 10.8%, compared to December 31, 2001. Book value per common share rose to $13.76 at June 30, 2002 compared to $12.47 at December 31, 2001.

In 2000, the Board of Directors authorized a stock buyback program that allows for the repurchase of a limited number of the Company's shares at management's discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. During the six months ended June 30, 2002, 1,200 shares of common stock were purchased and, during 2001, 4,610 shares were purchased under this program. Treasury stock totaled $109,212 at June 30, 2002 compared to $83,190 at December 31, 2001.

During December 2001, the Company's stock became listed for trading on the NASDAQ National Market System, under the symbol, "FCCY".

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

CAPITAL RATIOS

                                                Amount             Ratio
                                              ----------        ----------
As of June 30, 2002 -
  Total capital to risk weighted assets       $25,258,522         16.11%
  Tier 1 capital to risk weighted assets       23,710,418         15.12%
  Tier 1 capital to average assets             23,710,418         10.36%

As of December 31, 2001-
  Total capital to risk weighted assets       $18,890,081         12.82%
  Tier 1 capital to risk weighted assets       17,475,586         11.86%
  Tier 1 capital to average assets             17,475,586          7.57%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2002, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management's goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

Net cash provided by operating activities totaled $6,929,583 in 2002 compared to $3,686,953 used in operating activities in 2001. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and amortization of intangibles and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $17,685,963 in 2002 compared to $23,451,460 in 2001. The decrease in usage was the result of a lower volume of loan originations for the six months ended June 30, 2002.

Net cash provided by financing activities amounted to $9,997,792 in 2002 compared to $42,509,561 provided by financing activities in 2001. The decrease in 2002 resulted primarily from a lesser total volume increase in deposits during the six month period ended June 30, 2002 compared to the same prior year period.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2002, maturities of investment securities totaled $12,306,474. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

MARKET RISK ANALYSIS

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At June 30, 2002 and December 31, 2001, the Company's variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at June 30, 2002 and December 31, 2001.


MARKET RISK ANALYSIS

                             June 30, 2002                                      December 31, 2001
                         --------------------------------------       --------------------------------------
  Change in Rates           Flat         -200bp       +200bp            Flat         -200bp        +200bp
                         --------------------------------------       --------------------------------------
  Economic Value
    of Portfolio
    Equity               $25,508,000   $23,864,000  $22,334,000      $22,128,000   $21,465,000   $19,109,000

  Change                               (1,644,000)  (3,174,000)                      (663,000)   (3,019,000)

  Change as a %
    of assets                              (0.70%)      (1.35%)                        (0.30%)       (1.35%)

                           Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         (a). At the Annual Meeting of Shareholders held on May 16, 2002, an amendment to the Company's Certificate of Incorporation was approved establishing a classified Board of Directors, consisting of three classes, with each class containing, as nearly as practicable, an equal number of directors. At each annual meeting of shareholders, the holders of shares of common stock are entitled to elect one of the classes of the Company's Board of Directors.

         (b) At the Annual Meeting of Shareholders held on May 16, 2002, an amendment to the Company's Certificate of Incorporation was approved amending the authorized capital stock of the Company. The aggregate number of shares of stock which the Company has the authority to issue is 20,000,000 of which 5,000,000 are preferred stock without par value and 15,000,000 are common stock without par value. The preferred stock may have such rights and preferences as the Board may determine. The Company has no plans to issue preferred stock at this time.

         (c) The Company issued 5,000 shares of common stock on April 1, 2002 to Mr. Mangano for a price of $7.34 per share pursuant to his exercise of options granted to him on September 10, 1996 under the 1996 Employee Stock Option Plan. The common stock was issued in reliance on Rule 701 of the Securities Act of 1933, as amended, which provides an exemption for securities issued pursuant to a written compensatory plan for participation of employees if the offer was made prior to the issuer becoming subject to the reporting requirements of the Exchange Act.

Item 4 - Submission of Matters to a Vote of Security Holders Proxies were mailed to shareholders of the Company on March 21, 2002 for the Annual Meeting of Shareholders on May 16, 2002. The purpose was to vote on:

                           Note:            Shares Outstanding:        1,397,895
                                            Shares Voted:              1,183,577

         (1) The election of five Directors to the Company's Board of Directors. Since the Proposal to establish a classified Board of Directors (Proposal 2) was approved, the five Directors were elected to serve for a period of one to three years and until their successors shall have been elected and qualified;

         (2) An amendment to the Certificate of Incorporation to establish a classified Board of Directors, comprised of three classes, each class to serve for three years;

         (3) An amendment to the Certificate of Incorporation to (a) increase the total number of authorized shares of Common Stock from 10,000,000 to 15,000,000 and (b) authorize the issuance of up to 5,000,000 shares of "blank check" Preferred Stock with such rights and preferences as the Board of Directors may determine;

         (4) The ratification of the selection of KPMG LLP as independent auditor of the Company for the 2002 fiscal year.

         Following are the results of the voting:

(1)      Election of Directors:

                                         Class       Votes For         Votes Withheld         Percentage
              Charles S. Crow              I         1,180,359             3,218                 99.7%
              Edward D. Knapp              III       1,176,789             6,788                 99.4%
              Robert F. Mangano            III       1,176,789             6,788                 99.4%
              William M. Rue               II        1,179,488             4,089                 99.7%
              Frank E. Walsh III           II        1,180,359             3,218                 99.7%

(2)      Amendment to Certificate of Incorporation for classified Board of
         Directors:

                                    Votes            Percentage
              For:                  720,793            85.4%
              Against:              123,078
              Abstain:                1,550
              Broker Non Vote:      338,156

(3) Amendment to Certificate of Incorporation to increase number of authorized shares:

                                     Votes           Percentage
              For:                  667,149            79.3%
              Against:              174,113
              Abstain:                4,159
              Broker Non Vote:      338,156

(4)      Ratification of Auditors:

                                    Votes            Percentage
              For:                1,178,142            99.7%
              Against:                2,698
              Abstain:                2,737

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                          Description
-----------                          -----------

10.1                       Amended and Restated Stock Option Plan for Key
                           Employees, as amended by Amendment effective July 1, 1999 and as further amended by Second Amendment effective April 25, 2002 (filed herewith)

10.2                       1996 Employee Stock Option Plan, as amended by
                           Amendment and by a further Amendment effective July
                           1, 1999 and as further amended by Third Amendment effective April 25, 2002 (filed herewith)

99.1                       Certification of Chief Executive Officer Pursuant to
                           18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2                       Certification of Principal Accounting Officer
                           Pursuant to 18 U.S.C. Section 1350, as Adopted
                           Pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002 (filed herewith)

(b)      Form 8-K
There has been no Form 8-K filed during the second quarter of 2002.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  1st Constitution Bancorp
                                                  --------------------------
                                                  (Registrant)

Dated:   August 9, 2002                       By: /s/ Robert F. Mangano
                                                  --------------------------
                                                  Robert F. Mangano
                                                  President and
                                                  Chief Executive Officer

                                                  /s/ Joseph M. Reardon
                                                  --------------------------
                                                  Joseph M. Reardon
                                                  Vice President and Treasurer
                                                  (Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.                          Description
-----------                          -----------

10.1 Amended and Restated Stock Option Plan for Key Employees, as amended by Amendment effective July 1, 1999 and as further amended by Second Amendment effective April 25, 2002 (filed herewith)

10.2 1996 Employee Stock Option Plan, as amended by Amendment and by a further Amendment effective July 1, 1999 and as further amended by Third Amendment effective April 25, 2002 (filed herewith)

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)