Form 10QSB
period 2002-09-30
1ST CONSTITUTION BANCORP
filed 2002-11-13
CIK 1141807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                                       or

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

                                [ X ] Yes [ ] No

As of October 29, 2002 there were 1,402,075 shares of common stock, no par value outstanding.

Transitional Small Business Disclosure Format

      [ ] Yes [ X ] No

                            1st Constitution Bancorp

                                   FORM 10-QSB

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I            -        FINANCIAL INFORMATION

         ITEM 1   -        Financial Statements and Notes to                             3
                           Consolidated Financial Statements

         ITEM 2   -        Management's Discussion and Analysis of                       7
                           Financial Condition and Results of Operations

         ITEM 4   -        Controls and Procedures                                      20

PART II           -        OTHER INFORMATION


SIGNATURES                                                                              22

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)


                                                                               September 30,      December 31,
                                                                                    2002               2001
                                                                               -------------      -------------
ASSETS
CASH AND DUE FROM BANKS                                                        $  10,571,156      $   8,173,550
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS                                       16,265,353         13,754,664
                                                                               -------------      -------------
     Total cash and cash equivalents                                              26,836,509         21,928,214
                                                                               -------------      -------------
SECURITIES:
     Available for sale, at market value                                          80,596,847         61,605,057
     Held to maturity (market value of $5,687,146 and $6,103,760
           in 2002 and 2001, respectively)                                         5,367,030          6,034,927
                                                                               -------------      -------------
  Total securities                                                                85,963,877         67,639,984
                                                                               -------------      -------------
LOANS HELD FOR SALE                                                                4,847,217          7,158,950
                                                                               -------------      -------------
LOANS                                                                            140,443,133        124,937,483
     Less- Allowance for loan losses                                              (1,607,260)        (1,414,495)
                                                                               -------------      -------------
              Net loans                                                          138,835,873        123,522,988
                                                                               -------------      -------------

PREMISES AND EQUIPMENT, net                                                        1,261,199            998,744
ACCRUED INTEREST RECEIVABLE                                                        1,165,530          1,047,670
OTHER ASSETS                                                                         456,539            886,913
                                                                               -------------      -------------
Total assets                                                                   $ 259,366,744      $ 223,183,463
                                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Deposits
         Non-interest bearing                                                  $  38,627,224      $  32,633,895
         Interest bearing                                                        171,530,464        151,630,901
                                                                               -------------      -------------
              Total deposits                                                     210,157,688        184,264,796
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                     4,140,846          3,808,183
OTHER BORROWINGS                                                                  15,500,000         15,500,000
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL
     SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
     SUBORDINATED DEBENTURES OF THE COMPANY                                        5,000,000                  0
ACCRUED INTEREST PAYABLE                                                           1,271,367          1,557,392
ACCRUED EXPENSES AND OTHER LIABILITIES                                             2,378,088            620,148
                                                                               -------------      -------------
              Total liabilities                                                  238,447,989        205,750,519
                                                                               -------------      -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value; 15,000,000 shares authorized;
         1,410,532 and 1,404,895 shares issued and 1,402,275 and
         1,398,395 outstanding as of September 30, 2002 and December
         31, 2001, respectively                                                   15,241,618         15,198,339
Retained earnings                                                                  4,226,499          2,360,437
Treasury Stock, shares at cost (8,257 shares and 6,500 shares at September
     30, 2002 and December 31, 2001, respectively)                                  (125,663)           (83,190)
Accumulated other comprehensive income (loss)                                      1,576,301            (42,642)
                                                                               -------------      -------------
              Total shareholders' equity                                          20,918,755         17,432,944
                                                                               -------------      -------------
Total liabilities and shareholders' equity                                     $ 259,366,744      $ 223,183,463
                                                                               =============      =============


See accompanying notes to consolidated financial statements.

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three months ended             Nine months ended
                                                           September 30,                   September 30,
                                                    ---------------------------     ---------------------------
INTEREST INCOME                                         2002            2001            2002            2001
                                                    -----------     -----------     -----------     -----------
Interest on loans                                   $ 2,611,140     $ 2,690,416     $ 7,547,100     $ 7,977,041
Interest on securities
        Taxable                                         974,799         950,996       2,761,187       2,869,919
        Tax-exempt                                       37,952          39,841         113,114         118,690
Interest on Federal funds sold and
     short-term investments                              53,720          87,573         171,361         222,021
                                                    -----------     -----------     -----------     -----------
        Total interest income                         3,677,611       3,768,826      10,592,762      11,187,671
                                                    -----------     -----------     -----------     -----------

INTEREST EXPENSE

Interest on deposits                                  1,005,670       1,447,247       3,009,556       4,379,891
Interest on securities sold under agreement
    to repurchase and other borrowed funds              238,397         251,230         694,898         806,276
Interest on trust preferred securities                   76,864              --         145,120              --
                                                                                    -----------     -----------
        Total interest expense                        1,320,931       1,698,477       3,849,574       5,186,167
                                                    -----------     -----------     -----------     -----------
        Net interest income                           2,356,680       2,070,349       6,743,188       6,001,504
Provision for loan losses                                60,000          60,000         180,000         180,000
                                                    -----------     -----------     -----------     -----------
        Net interest income after provision for
        loan losses                                   2,296,680       2,010,349       6,563,188       5,821,504
                                                    -----------     -----------     -----------     -----------

NON-INTEREST INCOME

Service charges on deposit accounts                     119,632         110,217         363,113         296,777
Gain on sale of loans held for sale                     191,281         219,280         758,964         498,208
Gain on sale of securities                                   --           5,352              --           5,352
Other income                                             65,934          75,704         185,328         218,004
                                                    -----------     -----------     -----------     -----------
        Total non-interest income                       376,847         410,553       1,307,405       1,018,341
                                                    -----------     -----------     -----------     -----------

NON-INTEREST EXPENSE

Salaries and employee benefits                          842,752         773,020       2,544,921       2,288,604
Occupancy expense                                       183,815         189,720         552,840         547,998
Other operating expenses                                536,391         551,314       1,742,668       1,511,053
                                                    -----------     -----------     -----------     -----------
        Total non-interest expense                    1,562,958       1,514,054       4,840,429       4,347,655
                                                    -----------     -----------     -----------     -----------
Income before income taxes                            1,110,569         906,848       3,030,164       2,492,190
Income taxes                                            420,745         329,160       1,118,058         903,143
                                                    -----------     -----------     -----------     -----------
        Net income                                  $   689,824     $   577,688     $ 1,912,106     $ 1,589,047
                                                    -----------     -----------     -----------     -----------

NET INCOME PER SHARE

        Basic                                       $      0.49     $      0.41     $      1.36     $      1.13
        Diluted                                     $      0.47     $      0.40     $      1.31     $      1.10
WEIGHTED AVERAGE SHARES OUTSTANDING

        Basic                                         1,402,510       1,398,351       1,400,896       1,399,872
        Diluted                                       1,460,917       1,443,437       1,459,303       1,444,958


See accompanying notes to consolidated financial statements

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine months ended September 30,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                         $  1,912,106      $  1,589,047
      Adjustments to reconcile net income
      to net cash provided by operating activities-
      Provision for loan losses                                            180,000           180,000
      Depreciation and amortization                                        239,915           166,898
      Net amortization on securities                                       219,638             8,673
      Gain on sale of loans held for sale                                 (758,964)         (498,208)
      Originations of loans held for sale                              (41,813,269)      (41,942,496)
      Proceeds from sales of loans held for sale                        44,883,966        40,198,216
      Increase in accrued interest receivable                              117,860            96,617
      Decrease in other assets                                           1,703,750           292,893
      (Decrease) increase in accrued interest payable                     (286,025)          112,838
      Increase in accrued expenses and other liabilities                 1,757,940           288,625
                                                                      ------------      ------------
         Net cash provided by operating activities                       8,156,917           487,751
                                                                      ============      ============

INVESTING ACTIVITIES:

   Purchases of securities -
      Available for sale                                               (41,456,000)      (31,162,155)
      Held to maturity                                                    (305,523)       (2,829,268)
   Proceeds from maturities and prepayments of securities -
      Available for sale                                                22,316,391        17,775,401
      Held to maturity                                                     966,211         5,085,603
   Proceeds from sales of securities available for sale                         --         2,898,728
   Net increase in loans                                               (15,492,886)      (14,061,915)
   Capital expenditures                                                   (502,370)         (177,131)
                                                                      ------------      ------------
         Net cash used in investing activities                         (34,474,177)      (22,470,737)
                                                                      ============      ============

FINANCING ACTIVITIES:

   Net increase in demand, savings and time deposits                    25,892,892        34,467,778
   Net increase in securities sold under agreements to repurchase          332,663         5,291,270
   Proceeds from issuance of trust preferred securities                  5,000,000                --
                                                                      ------------      ------------
         Net cash provided by financing activities                      31,225,555        39,759,048
                                                                      ============      ============

         Increase in cash and cash equivalents                           4,908,295        17,776,062

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        21,928,214         7,539,966
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 26,836,509      $ 25,316,028
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for -
         Interest                                                     $  4,135,599      $  5,073,329
         Income taxes                                                 $  1,193,980      $  1,179,600
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                    1ST CONSTITUTION BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)

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

      Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 58,407 for the three-month and nine-month periods ended September 30, 2002 and 45,086 for the same periods at September 30, 2001, respectively. All share amounts have been restated for the effect of a 5% stock dividend declared in 2001.

(3)   RECENT ACCOUNTING PRONOUNCEMENT

      In October, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

      Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. Management does not anticipate that the adoption of SFAS 147 will have a significant impact on the Company's consolidated financial statements

ITEM 2 ---  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION

The following discussion of the operating results and financial condition at September 30, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Summary

The Company realized net income of $689,824 for the three months ended September 30, 2002 as compared to $577,688 reported for the same period in 2001. Net income per diluted share was $0.47 for the three months ended September 30, 2002 compared to $0.40 per diluted share for the same period of the prior year.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 2002 was $3,677,611, a decrease of $91,215 from the $3,768,826 reported in the same period of 2001. This decrease is primarily attributable to the declining interest rate environment that existed throughout 2001 and continued into the third quarter of 2002. For the three months ended September 30, 2002, average interest earning assets increased $29,718,891 or 14.5%, compared with the same period in 2001. For the three months ended September 30, 2002, the average yield on earning assets decreased 108 basis points to 6.23% from 7.31% for the same period last year.

Interest Expense

Interest expense for the quarter ended September 30, 2002 was $1,320,931, a decrease of $377,546 from $1,698,477 reported in the same period last year. The average cost of interest bearing liabilities decreased 126 basis points to 2.83% for the current quarter of 2002 from 4.09% for the same period last year, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $20,298,218 for the current quarter of 2002 compared to the same period in 2001.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2002 compared to the prior year period was an increase of $286,331 in net interest income. For the three months ended September 30, 2002, the net interest margin, on a fully taxable equivalent basis, remained relatively stable, decreasing by 2 basis points from the same period last year. The stable net interest margin was primarily the result of management's ability to structure the Company's interest bearing liabilities to keep pace with the repricing of interest earning assets in the decreasing rate environment that has continued through the first nine months of 2002.

Provision for Loan Losses

For the three months ended September 30, 2002 and September 30, 2001, the provision for loan losses was $60,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including Management's evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

For the three months ended September 30, 2002, compared to the same period of 2001, total non-interest income decreased $33,706 or 8.2%, to $376,847 compared to $410,553. The decrease was due primarily to decreases of $27,999 in gains on sale of loans held for sale and $9,770 in other income. These decreases were partially offset by a modest increase in service charges on deposit accounts of $9,415. The declining interest rate environment that existed in 2001 and continued into the first nine months of 2002 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales. The volume of secondary market sales, although slightly lower than second quarter 2001 volume, remained strong in the first none months of 2002.

Non-Interest Expense

For the three months ended September 30, 2002, non-interest expense increased $48,904, or 3.2%, from the same period last year. Salaries and employee benefits increased $69,732 compared to the prior year period primarily due to increased staffing levels to manage the continuing growth of the Company plus normal salary increases. The Occupancy expense and Other operating expenses components remained at relatively consistent levels. Occupancy expense decreased $5,905 and other expenses also decreased $14,923 when compared to prior period balances.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio improved for the quarter ended September 30, 2002 to 57.2% compared to 61.0% for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Summary

The Company realized net income of $1,912,106 for the nine months ended September 30, 2002, an increase of 20.3% over the $1,589,047 for the same period in 2001. Net income per diluted share was $1.31 for the nine months ended September 30, 2002 compared to $1.10 per diluted share for the prior year.

EARNINGS ANALYSIS

Interest Income

For the first nine months of 2002, total interest income was $10,592,762, a decrease of 5.3% compared to total interest income of $11,187,671 for the same period in 2001. The following table sets forth the Company's consolidated average balances of assets, liabilities and shareholders' equity as well as interest income and expense on related items, and the Company's average rate for the nine month periods ended September 30, 2002 and 2001.

AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
-----------------------------------------------------------------------------------------------------------------------
(yields on a tax-equivalent basis)      Nine months ended September 30, 2002       Nine months ended September 30, 2001
                                    -----------------------------------------    --------------------------------------
                                      Average                         Average       Average                    Average
                                      Balance          Interest        Rate         Balance      Interest        Rate
                                    ------------      ----------      -------    ------------   ----------     --------
ASSETS:
Federal Funds Sold/Short-Term
Investments                         $ 12,665,594      $  171,361        1.81%    $  7,205,035   $  222,021       4.12%
Securities:
    U.S. Treasury Bonds                       --              --        0.00%         217,780        8,407       5.16%
    Collateralized Mortgage
    Obligations/
    Mortgage Backed Securities        73,087,700       2,761,187        5.04%      61,012,875    2,861,512       6.25%
    States and Political
       Subdivisions                    3,196,932         167,408        6.98%       3,3394904      175,661       7.01%
                                    ------------      ----------      -------    ------------   ----------     --------

    Total                             76,284,632       2,928,595        5.12%      64,570,559    3,045,580       6.29%

Loan Portfolio:
    Commercial                        26,587,012       1,591,525        8.00%      23,938,344    1,989,162      11.11%
    Installment                       14,165,768         841,878        7.95%      14,959,559      896,547       8.01%
    Commercial Mortgages and
       Construction Wholesale         66,216,955       3,439,061        6.94%      56,037,293    3,337,293       7.96%
    Residential Mortgages and
        Construction Retail           18,311,111         998,216        7.29%      19,760,471    1,170,384       7.92%
    All Other Loans                    7,941,081         676,421       10.90%       7,505,076      583,406      10.07%
                                    ------------      ----------      -------    ------------   ----------     --------
    Total                            133,221,927       7,547,101        7.57%     122,200,743    7,977,042       8.73%

     TOTAL INTEREST-EARNING ASSETS   222,172,153      10,647,057        6.41%     193,976,337   11,244,643       7.75%
                                                                      =======                                  ========
Allowance for Loan Losses             (1,524,801)                                  (1,230,194)
Cash and Due From Bank                 8,320,703                                    6,345,315
Other Assets                           3,197,888                                    3,055,933
                                    ------------                                 ------------
          TOTAL ASSETS              $232,165,943                                 $202,147,391
                                    ============                                 ============
Interest-Bearing Liabilities:
    Money Market and NOW Accounts   $ 65,373,881      $  725,325        1.48%    $ 35,394,744   $  977,598       2.64%
    Savings Accounts                  12,861,217         142,760        1.48%      10,592,749      194,189       2.45%
    Certificates of Deposit           55,555,309       1,652,680        3.98%      51,886,702    2,263,289       5.83%
    Certificates of Deposit of
       $100,000 and Over              17,718,921         488,791        3.69%      24,415,922      944,814       5.17%
    Federal Funds Purchased/Other
       Borrowed Funds                 19,510,736         694,898        4.76%      31,795,081      806,276       4.56%
    Trust Preferred Securities         3,168,498         145,120        6.02%              --           --       0.00%
                                    ------------      ----------      -------    ------------   ----------     --------
TOTAL INTEREST-BEARING LIABILITIES   174,188,562       3,849,574        2.95%     154,085,198    5,186,166       4.50%
                                                      ==========      =======                   ==========     ========
          NET INTEREST SPREAD                                           3.45%                                    3.25%
                                                                      =======                                  ========
Demand Deposits                       36,165,237                                   29,534,199
Other Liabilities                      3,226,972                                    2,591,297
                                    ------------                                 ------------
Total Liabilities                    213,580,771                                  186,210,694
Shareholders' Equity                  18,585,172                                   15,936,697
                                    ------------                                 ------------
TOTAL LIABILITIES AND SHAREHOLDERS'

        EQUITY                       232,165,943                                  202,147,391
                                    ============                                 ============
        NET INTEREST MARGIN                           $6,797,483       4.09%                    $6,058,477       4.18%
                                                      ==========      =======                   ==========     ========


The current year decrease in interest income was the result of lower yields earned on the securities and loan portfolios despite the higher current period average balances on these portfolios. Average loans increased $11,021,184, or 9.0% while the yield on the portfolio decreased 116 basis points to 7.57% from 8.73%. The lower loan yield reflected the lower interest rate environment that existed throughout 2001 and continued into the third quarter of 2002.

Average securities increased $11,714,073, or 18.1%, while the yield on the securities portfolio decreased 117 basis points to 5.12% from 6.29%.

Overall, the yield on the Company's total interest-earning assets decreased 134 basis points to 6.41% for the nine months ended September 30, 2002 from the 7.75% for the same period in 2001.

Interest Expense

Total interest expense for the nine months ended September 30, 2002 was $3,849,574, a decrease of 25.8% compared to $5,186,167 for the same period in 2001. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2002 decreased 155 basis points to 2.95% from 4.50% for the same period of 2001.

Net Interest Income

The Company's net interest income for the nine month period ended September 30, 2002 was $6,743,188, an increase of 12.4% compared to $6,001,504 for the same period in 2001. For the first nine months of 2002, interest income decreased by $594,909 compared to the same period in 2001 while interest expense decreased by $1,336,593 compared to the same period in 2001. Although the loan and securities portfolios average balances increased during the first nine months of 2002, those assets earned lower rates of return in 2002 than during 2001.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.09% for the first nine months of 2002 compared to 4.18% for the same period in 2001. The principal factor causing the decline in the net interest margin was the lower interest rate environment that existed throughout 2001 and continued through the third quarter of 2002.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2002 and 2001 was $180,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2002 was $1,307,405, an increase of 28.4% over non-interest income of $1,018,341 for the same period in 2001. The increase was due primarily to increases in service charges on deposit accounts and gains on loans held for sale, partially offset by a decrease in other non-interest income.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2002 was $758,964 compared to $498,208 for the same period in 2001. The declining interest rate environment that existed in 2001 and continued in the first nine months of 2002 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts amounted to $363,113 for the nine months ended September 30, 2002 compared to $296,777 for the same period in 2001. Service charge income increased in 2002 principally due to increases in income from overdraft fees and wire transfer service fees.

The Company also generates non-interest income from a variety of other fee-based services. These fees are monitored closely by Management to reflect current charges amid the Company's competitive market.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2002 was $4,840,429, an increase of 11.3% compared to non-interest expense of $4,347,655 for the same period in 2001.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2002 and 2001.

      NON-INTEREST EXPENSES

                                               Nine months ended
                                                   September 30
                                               2002            2001
                                            ----------     ----------
Salaries and employee benefits              $2,544,921     $2,288,604
Occupancy expenses                             552,840        547,998
Equipment expense                              336,230        222,472
Marketing                                      177,386        129,772
Computer services                              382,626        359,219
Regulatory, professional and other fees        313,908        273,803
Office expense                                 215,595        242,594
All other expenses                             316,923        283,193
                                            ----------     ----------
                                            $4,840,429     $4,347,655
                                            ==========     ==========


Salaries and employee benefits increased 11.2% to $2,544,921 for the nine months ended September 30, 2002 compared to $2,288,604 for the nine months ended September 30, 2001. This increase reflects the increase in staffing levels to manage the continuing growth of the Company, including the new Windrows branch that opened in February 2002.

The Company's ratio of non-interest expense to average assets decreased to 2.79% for the nine months ended September 30, 2002 compared to 2.88% for the same period in 2001. The Company's efficiency ratio decreased to 60.1% for the first nine months of 2002 compared to a ratio of 61.9% for the first nine months of 2001.

FINANCIAL CONDITION

September 30, 2002 Compared with December 31, 2001

Total consolidated assets at September 30, 2002 totaled $259,366,744 compared to $223,183,463 at December 31, 2001. The increase in the Company's asset base during the first nine months of 2002 was primarily funded by an increase in interest bearing deposits and $5,000,000 in proceeds from the issuance of trust preferred securities. Total deposits increased by $25,892,892 or 14.1% to $210,157,688 at September 30, 2002 compared to $184,264,796 at December 31,
2001.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2002 totaled $26,836,509 compared to $21,928,214 at December 31, 2001. Cash and cash equivalents at September 30, 2002 consisted of cash and due from banks of $10,571,156 and Federal funds sold/short term investments of $16,265,353. The corresponding balances at December 31, 2001 were $8,173,550 and $13,754,664, respectively. The balance of cash and cash equivalents at September 30, 2002 increased primarily due to increased interest bearing deposit balances.

Securities

Securities represented 33.1% of total assets at September 30, 2002 and 30.3% at December 31, 2001. Total securities increased $18,323,893 or 27.1% at September 30, 2002 to $85,963,877 compared to $67,639,984 at year-end 2001.

Information relative to the Company's securities portfolio at September 30, 2002, is as follows:


                                                                          Gross             Gross          Estimated
                                                      Amortized         Unrealized        Unrealized         Market
                                                         Cost             Gains            Losses            Value
                                                     -----------       -----------       -----------       -----------
SEPTEMBER 30, 2002
Available for sale --
   U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies            $35,294,403       $   600,825       $    31,827       $35,863,401
   Mortgage backed securities                         36,765,845         1,688,501                 0        38,454,347
   FHLB stock and other securities                     6,148,265           130,835                 0         6,279,099
                                                     -----------       -----------       -----------       -----------
                                                     $78,208,512       $ 2,420,161       $    31,827       $80,596,847
                                                     ===========       ===========       ===========       ===========

Held to maturity --
   Obligations of State and Political Subdivisions   $ 3,485,237       $   212,989       $         0       $ 3,698,225
   Mortgage backed securities                          1,881,793           107,128                 0         1,988,920
                                                     -----------       -----------       -----------       -----------
                                                     $ 5,367,030       $   320,116       $         0       $ 5,687,146
                                                     ===========       ===========       ===========       ===========


Securities available for sale totaled $80,596,847 at September 30, 2002, an increase of $18,991,790 or 30.8% from year-end 2001. During the first nine months of 2002, $41,456,000 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $5,367,030 at September 30,2002, a decrease of $667,897 or 11.1% from year-end 2001.

Loans

The loan portfolio, which represents the Company's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company's primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2002 and December 31, 2001.



LOAN PORTFOLIO COMPOSITION                 September 30, 2002                 December 31, 2001
                                                            %                                   %
          Component                       Amount         of total          Amount          of total
                                      ------------       --------      ------------        --------
Construction loans                    $ 31,628,646         22.5%       $ 29,385,096         23.5%
Residential real estate loans            9,111,963          6.5%         11,634,097          9.3%
Commercial and industrial loans         77,730,665         55.3%         62,043,318         49.7%
Loans to individuals                    16,078,322         11.4%         15,587,772         12.5%
Lease financing                          5,140,893          3.7%          6,117,261          4.9%
All other loans                            752,643          0.5%            169,939          0.1%
                                      ------------        -----        ------------        -----
                                      $140,443,132        100.0%       $124,937,483        100.0%
                                      ============        =====        ============        =====

The loan portfolio increased at September 30, 2002 to $140,443,133 from $124,937,483 at December 31, 2001. The ability of the Company to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company's market region's economic environment and real estate market.

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

Nonaccrual loans amounted to $172,980 at September 30, 2002, a decrease of $445,122 from $618,102 at year-end 2001. During 2002, the collateral supporting one $425,000 commercial loan on nonaccrual status at December 31, 2001 was sold by the borrower and the proceeds were used to extinguish this obligation. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

NON-PERFORMING ASSETS AND LOANS                          September 30,   December 31,
                                                             2002              2001
                                                         -------------   ------------
Non-Performing loans:
   Loans 90 days or more past due and still accruing       $ 68,036        $      0
   Non-accrual loans                                        172,980         618,102
                                                           --------        --------
   Total non-performing loans                               241,016         618,102
Other real estate owned                                       9,648               0
                                                           --------        --------
   Total non-performing assets                             $250,664        $618,102
                                                           ========        ========

Non-performing loans to total loans                            0.17%           0.49%
Non-performing assets to total assets                          0.10%           0.28%

The Company had no restructured loans at September 30, 2002 and December 31, 2001. Impaired loans totaled $609,237 at December 31, 2001. The improved financial condition of borrowers resulted in the Company having no impaired loans at September 30, 2002.

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

The allowance for loan losses amounted to $1,607,260 at September 30, 2002, an increase of $192,765 from December 31, 2001. The ratio of the allowance for loan losses to total loans was 1.14% at September 30, 2002 and 1.13% at December 31, 2001, respectively. The quality of the loan portfolio remained stable and it is management's belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.


ALLOWANCE FOR LOAN LOSSES                         September 30,         September 30,
                                                       2002                 2001
                                                  -------------         -------------
Balance, beginning of period                      $   1,414,495         $   1,132,555
Provision charged to operating expenses                 180,000               180,000
Loans charged off                                        (8,182)                 (392)
Recoveries                                               20,947                 2,418
                                                  -------------         -------------
Net recoveries                                           12,765                 2,026
                                                  -------------         -------------
Balance, end of period                            $   1,607,260         $   1,314,581
                                                  =============         =============

Loans:
   At period end                                  $ 140,443,133         $ 124,695,412
   Average during the period                        133,221,927           122,200,743
Net recoveries to average loans outstanding                0.01%                 0.00%

Allowance for loan losses to:
   Total loans at period end                               1.14%                 1.05%
   Non-performing loans                                  666.87%               212.68%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding the Company's operations. The Company offers a variety of products designed to attract and retain customers, with management's primary focus being on building and expanding long-term relationships.

AVERAGE DEPOSIT BALANCE

                                                        Nine months ended
                                                         Sept. 30, 2002
                                                  ---------------------------
                                                                   Percentage
                                                     Balance        Of Total
                                                  -------------    ----------
Non-interest bearing demand deposits              $ 36,165,237        19.3%
Interest bearing demand deposits                    65,373,881        34.8%
Savings deposits                                    12,861,217         6.9%
Certificates of deposit of $100,000 or more         17,718,921         9.4%
Other time deposits                                 55,555,309        29.6%
                                                  ------------       -----
       Total                                      $187,674,565       100.0%
                                                  ============       =====

Total deposits increased $25,892,892 or 14.1% to $210,157,688 at September 30, 2002 from $184,264,796 at December 31, 2001. This increase in total deposits was primarily the result of a $19,899,563 increase in interest bearing deposits to $171,530,464 as depositors sought safety and dependable returns on their funds during the current period of financial market volatility and economic uncertainty. This was supplemented by a $5,993,329 increase in non-interest bearing deposits to $38,627,224.

Other Borrowings

Other Borrowings are comprised of fixed rate convertible advances from the Federal Home Loan Bank ("FHLB"). These borrowings are primarily used to fund asset growth not supported by deposit generation. These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

The balances of other borrowed funds was $15,500,000 at September 30, 2002 and December 31, 2001.

Trust Preferred Securities

On April 10, 2002, the Company, through a wholly owned subsidiary, issued $5.0 million of floating rate Trust Preferred Securities in a pooled institutional placement transaction. The Trust has no independent assets or operations, and exists for the sole purpose of issuing the trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of the Company, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company. The principal amount of subordinated debentures held by the trust equals the aggregate liquidation amount of its Trust Preferred Securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding Trust Preferred Securities. The Company fully and unconditionally guarantees the trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities mature April 22, 2032 and have an initial rate of 6.02%. The Trust Preferred Securities are redeemable in whole or in part prior to maturity after April 22, 2007.

Shareholders' Equity And Dividends

Shareholders' equity at September 30, 2002 totaled $20,918,755, an increase of $3,485,811, or 20.0%, compared to December 31, 2001. Book value per common share rose to $14.92 at September 30, 2002 compared to $12.47 at December 31, 2001.

In 2000, the Board of Directors authorized a stock buyback program that allows for the repurchase of a limited number of the Company's shares at management's discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. During the nine months ended September 30, 2002, 1,757 shares of common stock were purchased at a weighted-average price of $24.04 and, during 2001, 4,610 shares were purchased under this program at a weighted-average price of $14.43. Treasury stock totaled $125,663 at September 30, 2002 compared to $83,190 at December 31, 2001.

During December 2001, the Company's stock became listed for trading on the NASDAQ National Market System, under the symbol, "FCCY".

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

CAPITAL RATIOS

                                                 Amount             Ratio
                                               -----------          ------
As of September 30, 2002 -
  Total capital to risk weighted assets        $25,949,714          15.99%
  Tier 1 capital to risk weighted assets        24,342,454          15.00%
  Tier 1 capital to average assets              24,342,454           9.88%

As of December 31, 2001-
  Total capital to risk weighted assets        $18,890,081          12.82%
  Tier 1 capital to risk weighted assets        17,475,586          11.86%
  Tier 1 capital to average assets              17,475,586           7.57%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2002, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management's goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

Net cash provided by operating activities totaled $8,156,917 in 2002 compared to $487,751 provided by operating activities in 2001. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and amortization of intangibles and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $34,474,177 in 2002 compared to $22,470,737 in 2001. The increase in usage was the result of a higher volume of securities purchases for the nine months ended September 30, 2002.

Net cash provided by financing activities amounted to $31,225,555 in 2002 compared to $39,759,048 provided by financing activities in 2001. The decrease in 2002 resulted primarily from a lesser total volume increase in deposits during the nine month period ended September 30, 2002 compared to the same prior year period.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2002, maturities of investment securities totaled $23,282,602. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

MARKET RISK ANALYSIS

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2002 and December 31, 2001, the Company's variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2002 and December 31, 2001.

MARKET RISK ANALYSIS


                                                    September 30, 2002                       December 31, 2001
                                         ---------------------------------------  ---------------------------------------
             Change in Rates                 Flat        -200bp        +200bp        Flat         -200bp        +200bp
                                         -----------  ------------  ------------  -----------  ------------  ------------
Economic Value of Portfolio Equity       $26,692,000  $ 23,648,000  $ 24,195,000  $22,128,000  $ 21,465,000  $ 19,109,000

Change                                                  (3,043,000)   (2,496,000)                  (663,000)   (3,019,000)

Change as a % of assets                                     (1.17%)       (0.96%)                    (0.30%)       (1.35%)

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No.                               Description

10.1              Supplemental Executive Retirement Plan, dated as of
                  October 1, 2002.

10.2              Directors' Deferral Plan, dated as of October 1, 2002.

10.3              Directors' Insurance Plan, dated as of October 1, 2002.

10.4              Form of Executive Life Insurance Agreement.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                1ST CONSTITUTION BANCORP



DATE: November 13, 2002         By: /s/ Robert F. Mangano
                                    ----------------------------------------
                                Robert F. Mangano
                                President and Chief Executive Officer
                                (Principal Executive Officer)


DATE:  November 13, 2002        By: /s/ Joseph M. Reardon
                                    ----------------------------------------
                                Joseph M. Reardon
                                Senior Vice President and Treasurer
                                (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Robert F. Mangano, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of 1st Constitution Bancorp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert F. Mangano
-----------------------------------------------
Robert F. Mangano
President and Chief Executive Officer

I, Joseph F. Reardon, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of 1st Constitution Bancorp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph F. Reardon
---------------------------------------------
Joseph F. Reardon
Senior Vice President and Treasurer