Form 10KSB
period 2002-12-31
1ST CONSTITUTION BANCORP
filed 2003-03-20
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-32891

1ST CONSTITUTION BANCORP

(Name of Small business Issuer in Its Charter)
New Jersey	22-3665653

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130, P.O. Box 634, Cranbury	08512

(Address of Principal Executive Offices)	(Zip Code)

(609) 655-4500

(Issuer’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered

None	None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

Common Stock, No Par Value

(Title of Class)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No   ☐

          Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

          The issuer’s revenues for the most recent fiscal year were $16,131,939.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of March 14, 2003, was $38,317,053.60.

          The number of shares of the issuer’s common stock outstanding as of March 14, 2003 was 1,489,367.

          Portions of the issuer’s definitive Proxy Statement for its 2003 annual meeting of security holders are incorporated by reference into Part III of this report.

FORM 10-KSB
INDEX

PART I

Item 1.	Description of Business.

1st Constitution Bancorp

          1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

          As of December 31, 2002, the Company, on a consolidated basis, had total assets of approximately $268.7 million, total deposits of approximately $219.0 million, total loans of approximately $151.0 million and total shareholders’ equity of approximately $21.0 million.

          The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

          The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and five branch offices in downtown Cranbury, Hamilton Square, Plainsboro, Princeton and Montgomery Township, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

         Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•	personal service;

•	expansion of its branch network;

•	innovative product offerings; and

•	technological advances and e-commerce

Personal Service

          The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central New Jersey. The Bank’s focus is to understand the needs of the community and the customers and tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Expansion of Branch Banking

          The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the first quarter of 2002, the Bank opened a sixth branch banking office located at The Windrows at Princeton, New Jersey.  Negotiations are also underway to open a seventh office in Jamesburg, Middlesex County, which, if negotiations are successful, is projected to open in the second quarter of 2003.  The Company can provide no assurance that negotiations will be successful or, if successful, that the new branch will open  on the anticipated schedule.

          Significant bank merger activity has occurred in recent years.  During 2001, the state’s largest bank, Summit Bancorp, merged with Fleet Bancorp, a Northeast super regional bank with locations in New Jersey. This merger resulted in the closing of several branch locations throughout the Bank’s market area.

          In 2000, the Bank introduced “1st Choice Banking,” a seamless cash management solution that links checking and investments into one account for customers. With a minimum balance of $10,000, customers enjoy all the flexibility of a free checking account while earning an investment rate of return which keeps pace with the current short-term money markets.

          Technological Advances and e-Commerce.  The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the Internet. For this reason, the Bank continues to enhance its e-Commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Business Express product offering. This overall expansion in electronic banking offers the Bank’s customers another means to access the Bank’s services easily and at their own convenience.

Competition

          The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share and there has been significant merger activity in the last few years, creating even larger competitors. Locally, the Bank’s most direct competitors include Fleet Bank, PNC Bank and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank.  Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank.

          In addition to having established deposit bases and loan portfolios, these institutions, particularly large regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

          In recent years non-bank financial institutions have begun to offer services that compete for deposits with the Bank, such as brokerage firms and insurance companies offering such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.  It is expected that competition in these areas will continue to increase. Some of these competitors are not subject to the same degree of regulation and supervision as the Company and the Bank and therefore may be able to offer customers more attractive products than the Bank.

          However, management of the Bank believes that loans to small and mid-sized businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank competes for this segment of the market by providing responsive personalized services, local decision-making, and knowledge of its customers and their businesses.

Lending Activities

          The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan.

Commercial Lending

          The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing loans. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. The Bank also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

Residential Consumer Lending

          A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable storefront locations in commercial buildings. The Bank offers construction loans, second mortgage home improvement loans and home equity lines of credit.

          The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.  The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

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

          The Bank in most cases requires borrowers to obtain and maintain title, fire, and extended casualty insurance, and where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause, which gives the Bank the right to declare a loan immediately due and payable in certain circumstances, including, without limitation, upon the sale or other disposition by the borrower of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

          Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, and boats, and personal (secured and unsecured) and deposit account secured loans. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than are charged on other types of loans. Non-residential consumer loans, however, do pose additional risk of collectability when compared to traditional types of loans, such as residential mortgage loans granted by commercial banks.

          Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

Supervision and Regulation

          Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted a myriad of legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s stockholders. Descriptions of, and references to, the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

          Under the BHCA, bank holding companies that are not financial holding companies (as defined below) generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”). At present, the Company does not engage in any significant activity other than owning the Bank.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

          The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

          As of December 31, 2002, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations.

          The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2002, the Company maintained a Tier 1 capital ratio of 13.84% and total qualifying capital ratio of 14.75%.

          In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2002 was 9.64%.

Restrictions on Dividends

          The primary source of cash to pay dividends, if any, to the Company’s stockholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

          It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.  A bank holding company may not pay and dividends when it is insolvent.

          The Bank has never paid a cash dividend, and the Bank’s Board of Directors does not plan to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999 when it was acquired by the Company. The Company has paid a 5% stock dividend every year since its formation in 1999.

Priority on Liquidation

          The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in bankruptcy, are subject to various state and federal law restrictions as discussed above under the heading “Restrictions of Dividends.”  Under state corporation and other laws and federal bankruptcy laws, the Company’s right as shareholder to participate in the distribution of assets of the Bank upon the Bank’s liquidation or reorganization will be subject to the prior claims of creditors of the Bank. In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

Recent Legislation

          The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBF”) became effective in early 2000. The GLBF:

•

allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than is permissible for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•

allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in if the bank meets certain management, capital and Community Reinvestment Act standards;

•

allows insurers and other financial services companies to acquire banks and removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

          The FRB has adopted a regulation which allows bank holding companies to submit certifications by February 15, 2000 to become financial holding companies on March 13, 2000. The FRB also promulgated regulations on procedures which would be used against financial holding companies which have depository institutions that fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking. The Company has not elected to become a financial holding company and the Bank has no financial subsidiaries. The GLBF also modified other financial laws, including laws related to financial privacy and community reinvestment.

          As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

          Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of “concentration accounts,” and required all covered financial institutions to have in place an anti-money laundering compliance program.

          The Act also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

          Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

          The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements and reports on Forms 10-K, 10-KSB, 10-Q, and 10-QSB by the chief executive officer and the chief financial officer;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Forms 4;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	posting of certain Securities and Exchange Commission filings and other information on the company website;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures;

•	the formation of a public accounting oversight board; and

•	various increased criminal penalties for violations of securities laws.

          The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions.  In addition, each of the national stock exchanges and Nasdaq has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

The Bank

          The Bank, a New Jersey-chartered commercial bank, is subject to supervision and examination by the New Jersey Department of Banking and Insurance. Because the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) the Bank is also subject to regulation by the FDIC.

          The Bank must comply with various requirements and restrictions under federal and state law, including the maintenance of reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the services that may be offered and restrictions on dividends as described in the preceding section. Consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board which influence the money supply and credit availability in the national economy.

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

Employees

          The Company has two paid employees.  Banking operations are conducted by the Bank, and as of December 31, 2002, the Bank had 58 full-time employees and 9 part-time employees. Neither the Bank’s nor the Company’s employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

Special Factors

          The Common Stock of the Company is speculative in nature and involves a significant degree of risk. The special factors below are not listed in order of importance.

Competition

          The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have also recently been permitted to engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete in the future. See “DESCRIPTION OF BUSINESS -- Competition.”

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

          The Company and the Bank are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and location of offices. The Bank is also subject to capitalization guidelines set forth in federal legislation. See “BUSINESS -- Supervision and Regulation.”

          The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s ability to operate profitably.

Forward Looking Statements

          When used in this and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward looking statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed above under “Special Factors,” the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company’s business and operations are described in “Description of the Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2.	Description of Property

General

          The Company’s and the Bank’s principal office in Cranbury, New Jersey (the “Principal Office”), which it occupies under a lease, was sold in December 2000 by Constitution Center, LLC, a limited liability company which includes certain Company and Bank directors as members, to an unrelated third party. See “Certain Relationships and Related Transactions.” The new building owner assumed the existing lease and terms. The current lease provides for an aggregate monthly rental fee of $18,277, subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord and expires in December 2010. The Bank has two additional five year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer.

          The Bank leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental fee of $6,130. This lease expires on September 30, 2004.

          The Bank leases approximately 3,780 square feet for its branch office in downtown Cranbury, New Jersey for an aggregate monthly rental fee of $3,600. This lease expires on August 15, 2007 and the Bank may renew the lease for one five-year periods at aggregate monthly rental rates adjusted based on the consumer price index. The Bank has the right of first refusal to purchase this branch office on the same terms and conditions as contained in any bona fide offer. Notwithstanding receipt of a bona fide offer, the Bank also has the option to purchase this branch office at any time during the initial term or renewal term provided the Bank has exercised its option to renew the lease for the branch office.

          The Bank leases approximately 283 square feet for its branch office located in The Windows at Princeton Forrestal, Princeton, New Jersey, for an aggregate monthly rental fee of $150.  The lease expires on August 20, 2006, and the Bank has three five-year renewal options for this space.

          In March 1998, the Bank entered into a lease for its branch located in Plainsboro, New Jersey. This lease expires on June 8, 2003 and provides for the rental of approximately 2,000 square feet. The Bank has three five-year renewal options for this space. The aggregate monthly payment for this lease is $2,874, with annual escalations.

          The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July, 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five-year renewal options for this space. The aggregate monthly rental payment for this lease is $8,730, with annual escalations.

          Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.	Legal Proceedings

          None.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters

          The common stock of the Company commenced trading on the Nasdaq National Market System under the trading symbol “FCCY” on December 28, 2001.  Prior to that time, the Company’s common stock was traded in the over the counter market and bid and ask prices were available from the OTC Bulletin Board.  The following are the high and low bid prices for 2002 and 2001, based on information obtained from the OTC Bulletin Board.  All such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2002		2001

	High Bid	Low Bid	High Bid	Low Bid

First Quarter	$20.00	$17.46(1)	$14.86	$9.07(1)
Second Quarter	21.31	18.59(1)	$12.92	$11.73(1)
Third Quarter	19.96	17.24(1)	$16.50	$12.60(1)
Fourth Quarter	27.56	19.95(1)	$19.95	$14.65(1)

     (1) Prices have been retroactively adjusted for the 5% stock dividend paid January 31, 2003.

          As of March 14, 2003, there were approximately 392 holders of the Company’s common stock.

          The Company paid a 5% stock dividend on January 31, 2003 and January 31, 2002.  The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time.  The Company will retain its earnings in order to provide capital for growth of the Bank.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

          This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Bank” is defined as 1ST Constitution Bancorp and its wholly owned subsidiaries, 1ST Constitution Bank and 1ST Constitution Capital Trust I.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Bank’s financial condition, changes in financial condition and results of operations.

2002 Overview

          The Bank’s record earnings for 2002 reflect continuing momentum across a broad range of products and services offerings.  Increased lending activity, coupled with a rise in demand deposits fueled record earnings and balance sheet growth.

          Management believes that the Bank has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service and a commitment to maintain the technology necessary to provide its clients with easy access to financial products and services.

Critical Accounting Policies and Estimates

          “Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Bank’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Bank to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Bank’s Audited Consolidated Financial Statements for the year ended December 31, 2002, contains a summary of the Bank’s significant accounting policies.  Management believes the Bank’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.  The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Bank’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Bank’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Bank’s control.

Summary of Financial Performance

          Net income amounted to a new record level of $2,687,322, a 24.9% increase, compared to the previous record results of $2,152,001 reported in 2001.  Earnings were primarily enhanced by commercial loan and demand deposits growth experienced throughout the year.  On a diluted per share basis, net income increased 22.7% to $1.73 in 2002 compared to $1.41 in 2001.

          Driven by commercial loan growth, the Bank’s loan portfolio increased 20.9% in 2002 compared to 2001.  At December 31, 2002, total loans outstanding reached $151,049,736 compared to $124,937,483 at the end of 2001.  Asset quality remained strong in 2002 as illustrated by the ratio of nonperforming loans to total loans of 0.10% in 2002 and 0.49% in 2001.  The allowance for loan losses totaled $1,669,882 or 1.11% of total loans, covering over ten times the balance of total nonperforming loans.  The Bank’s deposit base increased 18.8% to total $218,994,998 at December 31, 2002.  Deposit products were competitively priced throughout the year to fund loan growth.

          Return on average assets (ROA) was 1.06% in 2002 compared to 1.03% in 2001.  For 2002 The Bank’s return on average equity (ROE) was 14.09% compared to 13.17% in 2001.  This measurement indicates how effectively a company can generate net income on the capital invested by its shareholders.

Results of Operations

          The Bank reported record earnings of $2,687,322 or $1.73 per share (diluted) for the year ended December 31, 2002 compared to $2,152,001 or $1.41 per share (diluted) in 2001.  Net income and diluted earnings per share grew 24.9% and 22.7%, respectively, in 2002.  The Bank posted net income of $1,729,778 or $1.15 per share (diluted) in 2000.

Net Interest Income

          Net interest income, the Bank’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 83.5% of the Bank’s net revenues in 2002.  Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

          The following tables set forth the Bank’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Bank’s average yield or rate for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax equivalent basis)	2002			2001				2000

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Assets:
Federal Funds Sold/Short-Term Investments	$11,743,276	$198,659	1.69%	$12,982,838	$412,274		3.18%	$3,758,186	$240,055	6.39%
Investment Securities:
U.S.Treasury Bonds	0	0	—	164,096	8,407		5.12%	494,042	25,592	5.18%
Collateralized Mortgage Obligations	79,604,274	3,598,438	4.52%	61,040,382	3,663,462		6.00%	45,961,785	3,104,238	6.75%
States and Political Subdivisions	3,722,838	243,340	6.54%	3,312,135	232,075		7.01%	2,184,257	146,911	6.73%

Total	83,327,112	3,841,778	4.61%	64,516,613	3,903,943		6.05%	48,640,084	3,276,741	6.74%

Loan Portfolio:
Commercial	30,758,677	2,275,368	7.40%	23,804,565	2,532,392		10.64%	25,892,635	2,809,913	10.85%
Installment	14,435,272	1,095,210	7.59%	14,755,091	1,182,582		8.01%	15,158,706	1,179,061	7.78%
Commercial Mortgages and Construction Wholesale	71,547,571	4,640,234	6.49%	58,004,941	4,472,315		7.71%	34,840,215	3,062,187	8.79%
Residential Mortgages and Construction Retail	19,892,071	1,268,682	6.38%	19,842,072	1,545,547		7.79%	17,690,917	1,411,992	7.98
All Other Loans	8,525,695	1,067,307	12.52%	7,537,883	822,201		10.91%	5,889,591	859,934	14.60%

Total (1)	145,159,286	10,346,801	7.13%	123,944,552	10,555,037		8.52%	99,472,064	9,323,088	9.37%

Total Interest-Earning Assets	240,229,674	14,387,238	5.99%	201,444,003	14,871,254		7.38%	151,870,334	12,839,884	8.45%

Allowance for Loan Losses	(1,554,474)			(1,271,319)				(1,029,538)
Cash and Due From Banks	9,134,645			6,476,212				5,610,092
Other Assets	5,118,255			2,833,836				3,513,307

Total Assets	$252,928,100			$209,482,732		$		159,964,195

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$76,698,669	$980,605	1.28%	$50,474,834	$1,264,832		2.51%	$42,898,014	$1,396,912	3.26%
Savings Accounts	15,548,553	184,759	1.19%	10,738,835	252,584		2.35%	10,600,178	288,724	2.72%
Certificates of Deposit	59,131,266	2,166,251	3.66%	52,943,869	2,952,410		5.58%	43,590,728	2,533,022	5.81%
Certificates of Deposit of $100,000 and Over	18,619,750	629,594	3.38%	26,149,741	1,232,808		4.71%	8,446,002	511,190	6.05%
Federal Funds Purchased/Other Borrowed Funds	19,769,886	921,982	4.66%	19,924,483	1,038,504		5.21%	13,903,824	894,552	6.43%
Trust Preferred Securities	3,621,299	216,081	5.89%	—	—		—	—	—	—

Total Interest-Bearing Liabilities	193,389,423	5,099,272	2.64%	160,231,762	6,741,138		4.21%	119,438,746	5,624,400	4.71%

Net Interest Spread (2)			3.35%				3.17%			3.74%

Demand Deposits	39,021,155			30,209,573				25,596,993
Other Liabilities	1,447,781			2,704,081				1,715,203
Total Liabilities	233,858,359			193,145,416				146,750,942
Shareholders’ Equity	19,069,741			16,337,316				13,213,254

Total Liabilities and Shareholders’ Equity	$252,928,100			$209,482,732				$159,964,196

Net Interest Margin (3)		$9,287,966	3.87%		$8,130,116		4.04%		$7,215,484	4.75%

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax equivalent basis)	1999			1998

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets:
Federal Funds Sold/Short-Term Investments	$3,426,114	$168,684	4.92%	$4,044,708	$240,854	5.95%
Investment Securities:
U.S.Treasury Bonds	835,475	46,620	5.58%	3,907,312	240,942	6.17%
Collateralized Mortgage Obligations	39,076,271	2,493,490	6.38%	24,091,551	1,503,969	6.24%
States and Political Subdivisions	1,582,653	107,724	6.81%	1,349,601	93,359	6.92%

Total	41,494,399	2,647,834	6.38%	29,348,464	1,838,270	6.26%

Loan Portfolio:
Commercial	21,115,219	2,019,239	9.56%	14,255,298	1,606,989	11.27%
Installment	13,542,197	1,020,378	7.53%	13,460,119	1,026,494	7.63%
Commercial Mortgages and Construction Wholesale	30,339,251	2,503,163	8.25%	26,115,001	2,036,951	7.80%
Residential Mortgages and Construction Retail	17,263,568	1,313,025	7.61%	15,967,516	1,201,698	7.53%
All Other Loans	4,885,578	495,192	10.14%	3,112,159	409,417	13.16%

Total (1)	87,145,813	7,350,998	8.44%	72,910,093	6,281,549	8.62%

Total Interest-Earning Assets	132,066,326	10,167,516	7.70%	106,303,265	8,360,673	7.86%

Allowance for Loan Losses	(871,581)			(706,169)
Cash and Due From Banks	5,954,894			4,822,809
Other Assets	2,644,170			1,829,821

Total Assets	$139,793,809			$112,249,726

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$33,681,758	$1,137,997	3.38%	$28,185,714	$1,046,425	3.71%
Savings Accounts	9,956,583	271,485	2.73%	8,815,710	244,689	2.78%
Certificates of Deposit	43,300,649	2,348,077	5.42%	29,907,645	1,671,748	5.59%
Certificates of Deposit of $100,000 and Over	6,969,581	367,723	5.28%	8,469,513	481,104	5.68%
Federal Funds Purchased/Other Borrowed Funds	9,489,603	378,234	3.99%	7,814,622	274,692	3.52%
Trust Preferred Securities	—	—	—	—	—	—

Total Interest-Bearing Liabilities	103,398,174	4,503,516	4.36%	83,193,204	3,718,658	4.47%

Net Interest Spread (2)			3.34%			3.39%

Demand Deposits	21,842,138			18,298,818
Other Liabilities	2,232,419			1,529,266
Total Liabilities	127,472,731			103,021,288
Shareholders’ Equity	12,321,077			9,228,438

Total Liabilities and Shareholders’ Equity	$139,793,808			$112,249,726

Net Interest Margin (3)		$5,664,000	4.29%		$4,642,015	4.36%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

          Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, interest bearing liabilities, related yields, and associated funding costs.  The Rate/Volume table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

          The Bank’s net interest income totaled $9,209,044 in 2002, an increase of 14.3% from the $8,054,847 reported in 2001.  As indicated in the Rate/Volume Table, the principal factor contributing to the 2002 increase in net interest income was a decrease in the interest expense of $1,641,866, resulting from decreased deposit and interest-bearing liability market rates of interest.  This was partially offset by decreases in both loan and investment securities yields due to the lower interest rate environment in 2002.

          The Bank’s net interest income totaled $8,054,847 in 2001, an increase of 12.4% from the $7,167,837 reported in 2000.  As indicated in the Rate/Volume Table, the principal factor contributing to the 2001 increase in net interest income was an increase in the tax-equivalent interest income of $2,031,370 resulting from increased loan and investment securities volumes.  This was partially offset by decreases in both loan and investment securities yields due to the lower interest rate environment in 2001.

Rate/Volume Table	Amount of Increase (Decrease)

	2002 versus 2001 Due to Change in:			2001 versus 2000 Due to Change in:

(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Commercial	$739,918	($996,942)	($257,024)	($224,851)	($52,670)	($277,521)
Installment	(25,400)	(61,972)	(87,372)	(31,372)	34,893	3,521
Commercial Mortgages and Construction- Wholesale	875,579	(707,660)	167,919	1,911,291	(501,163)	1,410,128
Residential Mortgages and Construction- Retail	3,895	(280,760)	(276,865)	169,415	(35,860)	133,555
All Other Loans	115,758	129,348	245,106	210,120	(247,854)	(37,734)

Total loans	1,709,750	(1,917,986)	(208,236)	2,034,603	(802,654)	1,231,949

Investment Securities :
U.S. Treasury Bonds	(8,407)	0	(8,407)	(16,990)	(195)	(17,185)
Collat. Mortg. Obligations / Mortg. Backed Securities	1,113,834	(1,178,859)	(65,024)	960,871	(401,647)	559,224
States and political subdivisions	28,790	(17,525)	11,265	77,477	7,686	85,163

Total Investment Securities	1,134,217	(1,196,384)	(62,165)	1,021,358	(394,156)	627,202

Federal Funds Sold / Short-Term Investments	(39,418)	(174,197)	(213,615)	441,156	(268,937)	172,219

Total Interest Income	2,804,549	(3,288,567)	(484,016)	3,497,117	(1,465,747)	2,031,370

Interest Expense :
Money Market and NOW Accounts	658,218	(942,444)	(284,226)	215,807	(347,887)	(132,080)
Savings Accounts	113,028	(180,853)	(67,825)	3,426	(39,566)	(36,140)
Certificates of Deposit	345,257	(1,131,416)	(786,159)	531,532	(112,144)	419,388
Certificates of Deposit of $100,000 and Over	(305,042)	(298,172)	(603,214)	952,935	(231,317)	721,618
Federal Funds Purchased / Other Borrowed Funds	(8,054)	(108,469)	(116,523)	350,354	(206,402)	143,952
Trust Preferred Securities	216,081	0	216,081	0	0	0

Total interest expense	1,019,488	(2,661,354)	(1,641,866)	2,054,054	(937,316)	1,116,738

Net Interest Income	$1,785,061	($627,212)	$1,157,850	$1,443,063	($528,431)	$914,632

          Average interest earning assets increased by $38,785,671 or 19.3%  to $240,229,674 in 2002 from $201,444,003 in 2001, with increases in 2002 of $21,214,734 in loans and $18,810,499 in investment securities compared to 2001.  Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 17.1% and loan yields averaged 7.13% in 2002, 139 basis points lower than 2001.  This decrease was primarily the result of 2002 loan growth at lower yields amid a decreasing interest rate environment for the majority of the year.  The Bank’s average investment securities portfolio grew 29.2%, and the yield on that portfolio decreased 144 basis points when comparing 2002 to 2001.  Overall, the yield on interest earning assets decreased 139 basis points to 5.99% in 2002 from 7.38% in 2001.

          Average interest earning assets increased by $49,573,669 or 32.6% to $201,444,003 in 2001 from $151,870,334 in 2000, with increases in 2001 of $24,472,488 in loans and $15,876,529 in investment securities compared to 2000.  Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 24.6% and loan yields averaged 8.52% in 2001, 85 basis points lower than 2000.  This decrease was primarily the result of 2001 loan growth at lower yields amid a decreasing interest rate environment for the majority of the year.  The Bank’s average investment securities portfolio grew 32.6%, and the yield on that portfolio decreased 69 basis points when comparing 2001 to 2000.  Overall, the yield on interest earning assets decreased 107 basis points to 7.38% in 2001 from 8.45% in 2000.

          Interest expense was $5,099,272 for 2002, a decrease of $1,641,866 or 24.4% from $6,741,138 for 2001.  This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts increased on average by $26,223,835 in 2002, as compared to 2001, to contribute to the funding of loan portfolio growth.  The cost on these deposits decreased 123 basis points in 2002 from 2001.  Average interest bearing liabilities rose 20.7% in 2002 from 2001.  The cost of total interest bearing liabilities decreased 157 basis points to 2.64% in 2002 from 4.21% in 2001.

          Interest expense was $6,741,138 for 2001, an increase of $1,116,738 or 19.9% from $5,624,400 for 2000.  This increase in interest expense is principally attributable to higher levels of money market and NOW deposits and other borrowed funds.  Certificates of deposit of $100,000 and over were aggressively priced throughout 2001 to contribute to the funding of loan growth.  The cost on these deposits decreased 134 basis points in 2001 from 2000.  Average interest-bearing liabilities rose 34.2% in 2001 from 2000.  The cost of total interest-bearing liabilities decreased 50 basis points to 4.21% in 2001 from 4.71% in 2000.

          Net interest income was $9,209,044 in 2002, an increase of 14.3% from $8,054,847 in 2001.  The principal factor contributing to the improvement was an increase in interest income due to increased loan and security volumes.  This was partially offset by decreases in loan and security yields and an increase in interest expense resulting from increased volumes of money market and NOW deposits and other borrowed funds.

          The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, was 3.87% in 2002 compared with 4.04% in 2001 and 4.75% in 2000.  The principal factor causing the decrease in the Bank’s net interest margin was the sharp decline in market interest rates that existed in 2001 and continued throughout 2002.  This resulted in yields on short-term investments and floating rate loans tied to the prime rate to decline more quickly than those of the Bank’s interest-bearing liabilities.  As a result of the interest rate movement, the yield on the Bank’s total interest-earning assets declined 139 basis points and the cost of interest-bearing liabilities decreased 157 basis points compared to 2001.

          Average non-interest bearing demand deposits increased 29.2% to $39,021,155 in 2002 from $30,209,573 in 2001.  Business checking accounts and expanding new business relationships have generated most of this increase.  Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Non-Interest Income

          Non-interest income increased by $318,401, or 21.2% to $1,823,623 in 2002 from $1,505,222 in 2001.  Non-interest income in 2001 increased by $639,344, or 73.8% from a posted total of $865,878 for 2000.

          Service charges on deposit accounts represent a significant source of non-interest income.  Service charge revenues increased by $115,103, or 28.6% to $517,415 in 2002 from $402,312 in 2001.  Service charge income totaled $326,441 in 2000.  This component of non-interest income represented 28.4%, 26.7% and 37.7% of the total non-interest income in 2002, 2001 and 2000, respectively.  Service charge income increased in 2002 and 2001 as a result of the Bank’s increasing deposit base and growing number of new accounts subject to service charges.  Management continues to utilize a strategy of requiring compensating balances from its commercial customers.  Those who meet balance requirements are not assessed service charges.

          The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers.  Deposit and service fee charges are monitored annually by Management to reflect current costs amid the Bank’s competitive market.

          Gains on sales of loans, net, increased by $252,742, or 35.0% in 2002 to $974,305 from $721,563 in 2001.  Gains on sales of loans, net, totaled $285,681 in 2000.  The declining interest rate environment that existed during 2002 and 2001 greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.  In 2000, a higher rate environment existed that resulted in the lesser levels of reported gains on loan sales for that year.

          The Bank recorded net securities gains of $131,436 and $26,247 in 2001 and 2000, respectively.  These gains were primarily the result of modest portfolio restructurings.  Their purpose was to improve the Bank’s longer-term interest rate risk position.

Non-Interest Expense

          Non-interest expense increased by $715,047 or 12.2% to $6,585,978 in 2002, from $5,870,931 in 2001.  Non-interest expense in 2001 increased 15.2% to $5,870,931 from $5,095,732 in 2000.  The largest increase in non-interest expense in 2002 compared to 2001 was in salaries and employees benefits.  To a lesser extent, occupancy, and other non-interest expense also reflect increases for the comparable periods.  The largest increase in non-interest expense in 2001 compared to 2000 was in salaries and employee benefits and, to a lesser extent, net occupancy expense.

          The table below presents the major components of non-interest expense for the years indicated.

          Salaries and employee benefits, which represent the largest portion of non-interest expense, increased by $495,180 or 16.3% in 2002 compared to 2001.  These expenses increased in 2001 by $521,997 or 20.8% over 2000.  The 2002 increase reflects the increase in staffing for the mortgage loan origination function plus normal salary increases.  In past years, the Bank engaged independent contractors to originate mortgage loans that are sold in the secondary market.  In 2001, the Bank employed four full-time mortgage originators and ceased using independent contractors for this function.  The increase in the level of salaries and employee benefits for 2001 versus 2000 was due to an increase in staffing levels to support the Bank’s strong balance sheet growth.  Salaries and employee benefits as a percent of average assets were 1.39% in 2002, 1.45% in 2001 and 1.57% in 2000.

          During 2002, net occupancy expense increased by $16,000 to $740,088 from $724,088 in 2001.  The increase in occupancy expenses in 2002 compared to 2001, and in 2001 compared to 2000, was due primarily to contractual rent increases at most of the Bank’s branch offices.

          The occupancy expense component of total non-interest expense as a percentage of average assets was 0.29% in 2002, 0.35% in 2001 and 0.44% in 2000, respectively.

          Regulatory, professional and other fees increased by $51,981 or 13.5% to $436,701 in 2002 from $384,720 in 2001.  These expenses increased in 2001 by $80,457 or 26.4% over 2000.  During 2001, the Bank applied for listing on the Nasdaq National Market System to provide quotations for its shares and provide improved share liquidity.  An increased level of legal and accounting fees were incurred to successfully achieve this listing in late 2001.

          Equipment expenses increased by $140,352 or 45.2% to $451,054 in 2002 from $310,702 in 2001.  Equipment expense includes depreciation on furniture and equipment as well as maintenance on that equipment.  During the fourth quarter of 2002, the Bank completed a major conversion of its EDP software and hardware used throughout the Bank to process all loan and deposit transactions as well as maintain its financial records.  This resulted in additional expenses for employee training, supplies and materials and EDP processing service agreements.  Throughout 2001 and 2000, Management continued to upgrade equipment thereby increasing processing capability to enhance productively.  The Bank’s enhanced technology has allowed Management to further diversify business and consumer product lines.

          The Bank’s ratio of non-interest expense to average assets improved to 2.60% for 2002 compared to 2.80% for 2001 and 3.19% for 2000.

          An important industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio decreased in 2002 to 59.7% compared to 61.4% in 2001, and 63.4% in 2000.

	2002	2001	2000	1999	1998

Salaries and employee benefits	$3,527,890	$3,032,710	$2,510,713	$2,238,497	$1,970,901
Occupancy expense	740,088	724,088	709,169	589,886	476,172
Equipment expense	451,054	310,702	286,632	242,714	155,446
Marketing	237,268	190,233	208,294	190,807	178,143
Computer services	432,875	494,686	415,627	314,970	299,690
Regulatory, professional and other fees	436,701	384,720	304,263	206,720	226,085
Office expense	311,346	330,358	255,387	233,908	195,130
All other expenses	448,756	403,434	405,647	407,711	357,943

Total	$6,585,978	$5,870,931	$5,095,732	$4,425,213	$3,859,510

Financial Condition

Interest-Earning Assets and Interest-Bearing Liabilities

          Average interest-earning assets increased by $38,785,671, or 19.3% to $240,229,674 in 2002 from $201,444,003 in 2001, reflecting growth in the loan and investment securities portfolios.  Loans increased by $21,214,734, or 17.1%, to average $145,159,286 in 2002, while investment securities increased by $18,810,499, or 29.2%, to average $83,327,112 in 2002.  The growth in interest-earning assets was funded by increases in money market and NOW accounts, demand deposits, other borrowed funds and shareholders’ equity.

          As a result of interest rates decreasing in the latter part of 2000 and continuing through the years 2001 and 2002, the annual average rate earned on interest-earning assets decreased 139 basis points to 5.99% in 2002 from 7.38% in 2001.

          Average interest-bearing liabilities increased by $53,157,661, or 20.7% to $193,389,423 in 2002 from $160,231,762 in 2001.  The increase resulted primarily from growth in money market and NOW accounts as well as certificates of deposit.  The average balance of money market and NOW accounts increased by $26,223,835, or 52.0%, to $76,698,669 in 2002 from $50,474,834 in 2001.  The average balance of certificates of deposit under $100,000 increased by $6,187,397 or 11.7%, to $59,131,266 in 2002 from $52,943,869 in 2001 primarily due to customers seeking a secure investment for their funds during a period of economic turbulence and falling interest rates.  The average interest rate paid on interest-bearing liabilities decreased 157 basis points to 2.64% in 2002.

Cash and Cash Equivalents

          At December 31, 2002, cash and cash equivalents totaled $9,594,374 compared to $21,928,214 at December 31, 2001.  Cash and cash equivalents at December 31, 2002 consisted of cash and due from banks of $9,542,010 and federal funds sold/short-term investments of $52,364.  The corresponding balances at December 31, 2001 were $8,173,550 and $13,754,664, respectively.  The higher balances of cash and cash equivalents at December 31, 2001 were primarily due to late December interest-bearing deposits balances raised to fund loan growth and manage the Bank’s liquidity position.

Securities

          The Bank’s investment securities portfolio amounted to $89,200,779, or 33.2% of total assets at December 31, 2002 compared to $67,639,984 or 30.3% of total assets at December 31, 2001.  On an average balance basis, the investment securities portfolio represented 34.7% and 32.0% of average interest-earning assets for the years ended December 31, 2002 and 2001, respectively.  The average yield earned on the portfolio was 4.61% in 2002, a decrease of 144 basis points from 6.05% earned in 2001.

          Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2002, available-for-sale securities amounted to $82,028,866, an increase of $20,423,809, or 33.2%, from year-end 2001.

          There were no sales of securities available for sale during 2002.  Sales of securities available for sale generated a gain of $131,436 in 2001.  Proceeds from maturities and prepayments of securities available for sale amounted to $40,436,189 in 2002 and $33,742,940 in 2001.  At December 31, 2002, the

portfolio had a level of net unrealized gains of $1,235,942, compared to net unrealized losses of $64,610 at the end of the prior year.  These unrealized gains/(losses) are reflected net of tax in shareholders’ equity as other comprehensive income or loss.

          Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions.  At December 31, 2002, securities held to maturity totaled $7,171,913, an increase of $1,136,986, or 18.8%, from $6,034,927 the prior year.  The market value of the held-to-maturity portfolio at year-end 2002 was $7,434,715, resulting in a net unrealized gain of $262,802.

Loans

          The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $145,159,286 during 2002, an increase of $21,214,734, or 17.1%, compared to an average of $123,944,552 in 2001.  Growth in the average loan portfolio balance was generated primarily by an increase of $13,542,630 or 23.3%, in commercial mortgage and construction wholesale loans.  At December 31, 2002, total loans amounted to $151,049,736 compared to $124,937,483 the prior year, an increase of $26,112,253 or 20.9%.  The average yield earned on the loan portfolio was 7.13% in 2002 compared to 8.52% in 2001, a decrease of 139 basis points.  This decrease is primarily due to the lower interest rate environment that existed throughout 2002.

          Commercial loans averaged $30,758,677 for 2002, an increase of $6,954,112 or 29.2% compared to 2001.  Commercial loans are made to small to middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial loan portfolio decreased 324 basis points to 7.40% in 2002 from 10.64% the prior year.  The declining interest rate environment that existed throughout 2002, especially the lower average prime rate, and competitive pricing resulted in the decreased yield on this portfolio.

          Commercial mortgages and construction wholesale loans averaged $71,547,571 for 2002, an increase of 23.3% compared to 2001.  Generally, these loans represent owner-occupied or investment properties and complement a broader commercial relationship with the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the commercial mortgages and construction wholesale loan portfolio decreased 122 basis points to 6.49% from 7.71% the prior year.

          Residential mortgages and construction retail loans averaged $19,892,071 for 2002, an increase of 0.3% compared to 2001.  These loans consist primarily of residential mortgage loans, home equity loans and business loans secured by residential real estate.  The average yield on this portfolio decreased 141 basis points to 6.38% for 2002 from 7.79% the prior year.

          The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2002.

	Maturity Range

Type	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial & Commercial Real Estate	$27,315,848	$46,583,628	$15,516,283	$89,415,759
Construction Loans	27,299,517	5,043,363	0	32,342,880

Total	$54,615,365	$51,626,991	$15,516,283	$121,758,639

Fixed rate loans	$641,570	$12,791,416	$0	$13,432,986
Floating rate loans	53,973,795	38,835,575	15,516,283	108,325,653

Total	$54,615,365	$51,626,991	$15,516,283	$121,758,639

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

          The Bank’s policy with regard to non-accrual loans varies by the type of loan involved.  Generally, loans are placed on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 90 days past due.  Subsequent payments are credited to income only if collection of principal is not in doubt.

          Non-performing loans totaled $158,312 at December 31, 2002, a decrease of $459,790 from the $618,102 reported at December 31, 2001.  The following table sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated.  As the table demonstrates, loan quality and ratios remain strong.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

          Non-performing assets decreased $450,298 to $167,804 at December 31, 2002 compared to $618,102 at December 31, 2001.  Non-performing assets represented 0.06% of total assets at December 31, 2002 and 0.28% at December 31, 2001.  Non-performing assets as a percentage of total loans were

 0.10% at December 31, 2002, compared to 0.49% at December 31, 2001.  There is no assurance this positive trend will continue in the future.

          The Bank had $9,492 of other real estate owned at December 31, 2002 and no balance of other real estate owned at December 31, 2001.

          The Bank had no restructured loans or potential problem loans at December 31, 2002 and 2001.

          At December 31, 2002 the Bank had $2,156 in loans that were 90 days or more past due but still accruing interest income compared to no loans in this category of non-performing loans at December 31, 2001.  Management’s decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.

Non-Performing Assets and Loans

	2002	2001	2000	1999	1998

Non-performing loans:
Loans 90 days or more past due and still accruing	$2,156	$0	$471,040	$135,598	$0
Non-accrual loans	156,156	618,102	106,959	501,756	95,693

Total non-performing loans	158,312	618,102	577,999	637,354	95,693
Other real estate owned	9,492	0	0	0	0

Total non-performing assets	$167,804	$618,102	$577,999	$637,354	$95,693

Non-performing loans to total loans	0.10%	0.49%	0.52%	0.75%	0.12%
Non-performing assets to total assets	0.06%	0.28%	0.32%	0.43%	0.07%

Allowance for Loan Losses and Related Provision

          The allowance for loan losses is maintained at a level sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements.  The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit.  The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Bank.

          Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment for all loans, including real estate mortgages and consumer loans.  This methodology assigns reserves based upon credit risk ratings for all loans.  The reserves are based upon various factors, including historical performance and the current economic environment.  Management continually reviews the process used to determine the adequacy of the allowance for loan losses.  Allocations to the allowance for loan losses, both specific and general, are determined after this review.  Loans are classified based on internal reviews and evaluations performed by the lending staff.  These evaluations are, in turn, examined by the Bank’s internal loan review specialist.  A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications.  The table below presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

          At December 31, 2002 the allowance for loan losses was $1,669,882 compared to $1,414,495 at the end of the prior year, an increase of $255,387, or 18.1%.  The ratio of the allowance for loan losses to total loans at December 31, 2002 and 2001 was 1.11% and 1.13%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 270.16% at December 31, 2002, compared to

228.84% at the end of 2001.  Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

          The provision for loan losses was $240,000 for the year ended December 31, 2002, a decrease of $60,000, or 20.0%, from $300,000 recorded in 2001.  Management believes the quality of the loan portfolio remains sound, the decrease in the provision for loan losses was due to the decrease in non-accrual loans and Management’s assessment of economic conditions in the Bank’s marketplace.  Net charge offs/recoveries in 2002 amounted to a net recovery of $15,387 in 2002 compared to a net charge off of $18,060 in 2001.

Allowance for Loan Losses

	2002	2001		2000		1999		1998

Balance, beginning of period	$1,414,495	$1,132,555		$941,556		$775,530		$627,722
Provision charged to operating expenses	240,000	300,000		215,875		188,875		178,000
Loans charged off	(8,182)	(20,973)		(28,158)		(26,662)		(32,971)
Recoveries	23,569	2,913		3,282		3,813		2,779

Net (charge offs) / recoveries	15,387	(18,060)		(24,876)		(22,849)		(30,192)

Balance, end of period	$1,669,882	$1,414,495		$1,132,555		$941,556		$775,530

Loans :
At year end	$151,049,736	$124,937,483		$110,356,471		$84,917,615		$77,272,145
Average during the year	145,159,286	123,944,552		99,472,064		87,145,813		72,910,093
Net recoveries (charge offs) to average loans outstanding	0.01%	(0.01	) %	(0.03	) %	(0.03	) %	(0.04	) %
Allowance for loan losses to:
Total loans at year end	1.11%	1.13%		1.02%		1.11%		1.00%
Non-performing loans	10.5x	228.84%		195.94%		147.73%		810.44%

          The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2002		December 31, 2001		December 31, 2000

	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

Balance at end of period applicable to:
Domestic:
Commercial, financial, and agricultural	$985,230	59%	$707,248	51%	$577,603	50%
Real estate – construction	350,675	21%	325,334	23%	271,813	16%
Real estate – residential mortgage	100,193	6%	127,305	9%	135,907	14%
Installment loans to individuals	166,988	10%	169,739	12%	79,279	13%
Lease financing	50,096	3%	70,725	5%	45,302	7%
Unallocated	16,700	1%	14,144	—	22,651	—

	$1,669,882	100%	$1,414,495	100%	$1,132,555	100%

Deposits

          Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on building and expanding long-term relationships.  Deposits in 2002 averaged $209,019,393, an increase of $38,502,541, or 22.6% compared to the 2001 average.  At December 31, 2002, total deposits were $218,994,998, an increase of $34,730,202, or 18.8%, from December 31, 2001.  The average rate paid on the Bank’s deposit balances in 2002 was 1.90% decreasing from the 3.34% average rate for 2001.

          A significant contributor to the record level of deposit growth in the year 2002 were demand deposits (interest bearing and non-interest bearing) which increased by $28,969,726, or 29.9%, from $96,941,430 at December 31, 2001 to $125,911,156 at December 31, 2002.  Average non-interest bearing demand deposits were $39,021,155 for 2002, an increase of $8,811,582, or 29.2%, from 2001.  Non-interest bearing demand deposits represent a stable, interest-free source of funds.  Growth in business and personal checking accounts generated most of the increase, primarily due to competitive minimum balance requirements.

          Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice accounts, increased $26,223,835, or 52.0%, to an average of $76,698,669 in 2002.  The average cost of interest-bearing demand deposits decreased 123 basis points to 1.28% in 2002 compared to 2.51% in 2001.  Other time deposits, which consist primarily of retail certificates of deposit, increased $6,187,397, or 11.7%, in 2002 to average $59,131,266.  The average cost of other time deposits decreased 192 basis points to 3.66% in 2002 from 5.58% in 2001.

          Certificates of deposit $100,000 and over are primarily used as an additional funding source to support balance sheet growth and as an alternative to other sources of borrowed funds.  These deposits averaged $18,619,750 during 2002, a decrease of $7,529,991 or 28.8%, from 2001.  The average cost of these deposits decreased 133 basis points during the year to 3.38% compared with 4.71% in 2001.

          The following table illustrates the components of average total deposits for the past five years.

Average Deposit Balances

	2002		2001		2000		1999		1998

	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total

Non-interest bearing demand deposits	$39,021,155	18.67%	$30,209,573	17.72%	$25,596,993	19.52%	$21,842,138	18.87%	$18,298,818	19.53%
Money market and NOW accounts	76,698,669	36.69%	50,474,834	29.60%	42,898,014	32.71%	33,681,758	29.10%	28,185,714	30.09%
Savings deposits	15,548,553	7.44%	10,738,835	6.30%	10,600,178	8.08%	9,956,583	8.60%	8,815,710	9.41%
Certificates of deposit of $100,000 or more	18,619,750	8.91%	26,149,741	15.34%	8,446,002	6.44%	6,969,581	6.02%	8,469,513	9.04%
Other time deposits	59,131,266	28.29%	52,943,869	31.04%	43,590,728	33.25%	43,300,649	37.41%	29,907,645	31.93%

Total	$209,019,393	100.00%	$170,516,852	100.00%	$131,131,915	100.00%	$115,750,709	100.00%	$93,677,400	100.00%

Other Borrowed Funds

          Other borrowed funds are mainly comprised of repurchase agreements, Federal Home Loan Bank (“FHLB”) borrowings, and federal funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  For 2002, the average balance of other borrowed funds was $19,769,886 compared to the average balance of $19,924,483 for 2001.

          The balance of other borrowings was $18,000,000 at December 31, 2002 consisting of FHLB borrowings of $15,500,000 and federal funds purchased of $2,500,000.  The balance of other borrowings at December 31, 2001 consisted of FHLB borrowings of $15,500,000.  The average cost of other borrowed funds decreased 55 basis points during the year to 4.66% compared with 5.21% in 2001.

          During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB.  These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively.  These advances are convertible at the end of 1 year, 2 years, and 3 years, and quarterly thereafter, and reduce the Bank’s exposure to rising interest rates.

          During 1999, the Bank purchased a $3,000,000 ten-year fixed rate advance convertible at the end of three years, and quarterly thereafter, from the FHLB.  The interest rate on this advance is 5.815%.

          These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Shareholders’ Equity and Dividends

          Shareholders’ equity at December 31, 2002 was $20,994,842, an increase of $3,561,898, or 20.4%, from $17,432,944 at December 31, 2001.  Book value per common share rose to $14.26 compared to $11.88 at December 31, 2001.  The increase in shareholders’ equity and book value per share resulted from net income of $2,687,332, less the effect of stock buybacks plus the net unrealized holding gains on securities.

          In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Bank’s shares at management’s discretion on the open market.  The Bank undertook this repurchase program in order to increase shareholder value.  During 2002, 2,861 shares of common stock were purchased on the open market and, during 2001, 4,610 shares were purchased on the open market under this program.  Treasury stock totaled $119,844 at December 31, 2002 compared to $83,190 at December 31, 2001.

          During the period 1998 – 2002, the Bank has achieved a five year compounded growth rate for shareholders’ equity of 27%.  In addition, the Bank’s book value per share has also increased over this period at a compounded growth rate of 15%.  In lieu of cash dividends, the Bank has declared a stock dividend every year since 1992, which has been paid every year since 1993.  A 5% stock dividend was declared in the years 2002, 2001 and 2000.

          During December 2001, the Bank’s stock became listed for trading on the Nasdaq National Market System, under the symbol “FCCY”.

          1st Constitution Bancorp and its bank subsidiary are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 15 of the Notes to Consolidated Financial Statements.

Liquidity

          Liquidity measures the ability to satisfy current and future cash flow needs as they become due.

          Liquidity management refers to the Bank’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a banks’ ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

          The Bank has established a borrowing relationship with the FHLB and its correspondent banks which further supports and enhances liquidity.

          The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2002, the balance of cash and cash equivalents was $9,594,374.

          Net cash provided by operating activities totaled $146,487 in 2002 compared to $2,381,045 in cash used in operating activities in 2001.  The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and amortization of intangibles.

          Net cash used in investing activities totaled $53,473,373 in 2002 compared to $25,212,229 in 2001.  The increase in cash usage resulted from an increase in loans and purchases of available for sale securities.

          Net cash provided by financing activities amounted to $40,993,046 in 2002 compared to $41,981,522 in 2001.  The cash provided in 2002 resulted primarily from the increase in total deposits.

          The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  During 2002, prepayments and maturities of investment securities totaled $41,632,345.  Contractual and anticipated principal payments from the securities portfolios are expected to be approximately $13,874,254 in 2003.  Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

Interest Rate Sensitivity Analysis

          The largest component of the Bank’s total income is net interest income, and the majority of the Bank’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

          The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2002.

          The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments.  Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-costing retail deposits.

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

Market Risk Analysis

          To measure the impacts of longer-term asset and liability mismatches beyond two years, the Bank utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by Management.  At December 31, 2002 and 2001, the Bank’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

          The market capitalization of the Bank should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions.  Calculated core deposit premiums may be less than what is available in an outright sale.  The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

MARKET RISK ANALYSIS

	December 31, 2002

Change in Rates	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$25,681,000	$22,917,000	$22,645,000
Change		(2,764,000)	(3,036,000)
Change as a % of assets		(1.03%)	(1.13%)

	December 31, 2001

Change in Rates	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$22,128,000	$21,465,000	$19,109,000
Change		(663,000)	(3,019,000)
Change as a % of assets		(0.30%)	(1.35%)

INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2002
($ in thousands)

	Interest Sensitivity Period

	30 Day	90 Day	180 Day	365 Day	Total Within One Year	One Year To Two Years	Non- interest Sensitive and Over Two Years	Total

Earning Assets:
Total Investment Securities	$3,838	$7,578	$11,437	$16,541	$39,394	$18,995	$30,812	$89,201
Loans	63,544	9,817	6,873	11,671	91,905	16,294	42,851	151,050
Other interest-earning assets	11,197				11,197		17,263	28,460

	78,579	17,395	18,310	28,212	142,496	35,289	90,926	268,711

Source of Funds:
Savings and time deposits	14,115	11,723	18,519	19,746	64,103	24,457	14,925	103,485
Other interest-bearing liabilities	57,925		5,000		62,925	2,336	35,997	101,258
Non-interest-bearing sources							63,968	63,968

	72,040	11,723	23,519	19,746	127,028	26,793	114,890	268,711

Asset (Liability) Sensitivity Gap:
Period Gap	$6,539	$5,672	($5,209)	$8,466	$15,468	$8,496	($23,964)	$0
Cumulative Gap	$6,539	$12,211	$7,002	$15,468	$15,468	$23,964
Cumulative Gap to Total Assets	2.4%	4.5%	2.6%	5.8%	5.8%	8.9%

Recent Accounting Pronouncements

          In December, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Bank elected to remain on its historic accounting method related to stock-based awards.  The Bank has provided the expanded disclosures required by SFAS No. 148 in the December 31, 2002 consolidated financial statements.  The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002.

          In October, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9.”  This SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation

No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

          SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.  The provisions of SFAS No. 147 are effective October 1, 2002.  The Bank has previously purchased deposits of another financial institution and recorded a core deposit intangible.  SFAS No. 147 will have no effect on the accounting or amortization of the recorded intangible asset.

          In July, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The initial adoption of SFAS No. 146 is not expected to have a significant impact on the Bank’s financial statements.

          In April, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt.”  Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material.  Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item.  Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Bank’s consolidated financial statements.

          In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The initial adoption of SFAS No. 144 did not have a significant impact on the Bank’s consolidated financial statements.

          In August, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets.  The Bank is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002.  The Bank does not anticipate that SFAS No. 143 will significantly impact the Bank’s consolidated financial statements.

          In July, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

          The Bank adopted the provisions of SFAS No. 142 on January 1, 2002.  The Bank currently has no recorded goodwill and the adoption of SFAS No. 142 did not have an impact on the Bank’s accounting for currently reported core deposit intangibles.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

          The table below presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters during the period ended December 31, 2002. This information is derived from our unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Unaudited Quarterly Financial Data

	2002

	Dec. 31	Sept. 30	June 30	March 31

Summary of Operations
Interest income	$3,715,554	$3,677,611	$3,531,988	$3,383,163
Interest expense	1,249,698	1,320,931	1,265,891	1,262,752

Net interest income	2,465,856	2,356,680	2,266,097	2,120,411
Provision for loan losses	60,000	60,000	60,000	60,000

Net interest income after provision for loan losses	2,405,856	2,296,680	2,206,097	2,060,411
Non-interest income	516,218	376,847	439,510	491,048
Non-interest expense	1,745,549	1,562,958	1,669,616	1,607,854

Income before income taxes	1,176,525	1,110,568	975,991	943,605
Income taxes	401,309	420,744	352,601	344,713

Net income	$775,216	$689,824	$623,390	$598,892

Net income per Common Share:
Basic	$0.51	$0.47	$0.42	$0.41
Diluted	$0.48	$0.45	$0.40	$0.39
Operating Ratios (annualized)
Return on average assets	1.14%	1.11%	1.09%	1.10%
Return on average equity	14.50%	13.89%	13.67%	13.68%
Balance Sheet Data (at period end)
Assets	$268,707,877	$259,366,744	$235,453,540	$217,894,136
Deposits	218,994,998	210,157,688	188,872,711	178,224,365
Loans	151,049,736	140,443,133	130,252,939	126,720,287
Shareholders’ equity	20,994,842	20,918,755	19,309,388	17,800,071
Allowance for loan losses	(1,669,882)	(1,607,260)	(1,548,104)	(1,488,104)

	2001

	Dec. 31	Sept. 30	June 30	March 31

Summary of Operations
Interest income	$3,608,314	$3,768,826	$3,783,782	$3,635,063
Interest expense	1,554,971	1,698,477	1,810,506	1,677,184

Net interest income	2,053,343	2,070,349	1,973,276	1,957,879
Provision for loan losses	120,000	60,000	60,000	60,000

Net interest income after provision for loan losses	1,933,343	2,010,349	1,913,276	1,897,879
Non-interest income	486,881	410,553	328,852	278,936
Non-interest expense	1,523,276	1,514,054	1,414,865	1,418,736

Income before income taxes	896,948	906,848	827,263	758,079
Income taxes	333,994	329,160	296,158	277,825

Net income	$562,954	$577,688	$531,105	$480,254

Net income per Common Share:
Basic	$0.40	$0.41	$0.38	$0.34
Diluted	$0.39	$0.40	$0.37	$0.33
Operating Ratios (annualized)
Return on average assets	0.97%	1.07%	1.10%	1.05%
Return on average equity	12.74%	13.81%	13.72%	12.71%
Balance Sheet Data (at period end)
Assets	$223,758,463	$221,211,884	$222,429,336	$207,151,954
Deposits	184,264,796	163,660,816	168,523,032	152,264,496
Loans	124,937,483	124,695,411	121,513,703	117,118,450
Shareholders’ equity	17,432,944	17,431,828	16,381,264	15,878,609
Allowance for loan losses	(1,414,495)	(1,314,582)	(1,253,646)	(1,193,336)

Item 7.	Financial Statements

          Reference is made to Item 13(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 7.  The information required by this Item 7 is provided on pages F-1 through F-23 hereof.

          Reference is made to Item 6 “Management’s Discussion and Analysis or Plan of Operation – Selected Unaudited Quarterly Financial Data” for selected quarterly financial data.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

Item 10.	Executive Compensation

          The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The following table sets forth certain information about the Company’s (a) 1990 Employee Stock Option Plan for Key Employees, (b) 1996 Employee Stock Option Plan, (c) 2000 Employee Stock Option and Restricted Stock Plan, and (d) Directors Stock Option and Restricted Stock Plan.  These plans are the Company’s only equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	78,979	$9.99	141,521
Equity compensation plans not approved by security holders (2)	27,812	$17.64	30,069

Total	106,791	$10.64	171,590

(1)	Includes the Company’s 1990 Employee Stock Option Plan for Key Employees, 1996 Employee Stock Option Plan, and Employee Stock Option and Restricted Stock Plan.

The 1990 Employee Stock Option Plan for Key Employees was adopted by the Board of the Bank and approved by the shareholders of the Bank in March 1990.  The 1996 Employee Stock Option Plan was adopted by the Board of the Bank and approved by shareholders of the Bank in March 1997.  In 1999, as part of the formation of the Company as a holding company for the Bank, these plans were each amended so that no further grants may be made thereunder, and each option to purchase one share of Bank Common Stock was converted into an option to purchase one share of Company Common Stock.

The Company’s 2000 Employee Stock Option and Restricted Stock Plan was adopted by the Board of the Company and approved by the shareholders in April 2000.

(2)	Directors Stock Option and Restricted Stock Plan

The Company’s Directors Stock Option and Restricted Stock Plan was adopted by the Board, and became effective, on April 22, 1999, prior to the listing of the Company’s common stock on the Nasdaq National Market System.  The plan provides for grants of non-qualified stock options and restricted stock awards to directors of the Company and its subsidiaries.  Participants in the plan may be granted non-qualified stock options or restricted stock.  All stock option grants have an exercise price per share of no less than the fair market value per share of common stock on the grant date and may have a term of no longer than 10 years after the grant date.

          Additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 12.	Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Certain Transactions with Management.”

Item 13.	Exhibits, List and Reports on Form 8-K

(a)	1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on page F-1.

	2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

	3.	Exhibits

Exhibit No.		Description

3	(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 2.1 to the Company Form 10-SB filed with the SEC on June 15, 2001)

3	(ii)	Bylaws of the Company (incorporated by reference to Exhibit No. 2.2 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

4.1		Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2

Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3

Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4

Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

10.1		1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2		1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3		1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4		1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.5		Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6		1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7		2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8		Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9		Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10	*	Agreement for Consulting Services between the Company and Edward D. Knapp

13.1		2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

21	*	Subsidiaries of the Company

23	*	Independent Auditors’ Consent

* Filed herewith.

          (b)     On October 23, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting an event under Item 5 thereof.

Item 14.	Controls and Procedures

          Based on their evaluation of the Company’s disclosure controls and procedures conducted within the 90 days prior to the date hereof, the Company’s principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company’s internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

1st CONSTITUTION BANCORP

1ST CONSTITUTION BANCORP

FINANCIAL HIGHLIGHTS

For years ended December 31	2002	2001	2000	1999	1998	Five Year Compounded Growth Rate 2002 - 1998

Highlights
Net income	$2,687,322	$2,152,001	$1,729,778	$1,446,842	$1,000,097	35%
Return on average assets	1.06%	1.03%	1.08%	1.03%	0.89%
Return on average equity	14.09%	13.17%	13.09%	11.74%	10.84%
Net interest margin	3.87%	4.04%	4.75%	4.29%	4.36%

Income Statement Data
Net interest income	$9,209,044	$8,054,847	$7,167,837	$5,629,062	$4,611,737	21%
Provision for loan losses	240,000	300,000	215,875	188,875	178,000
Non-interest income	1,823,623	1,505,222	865,878	1,270,868	1,004,970
Non-interest expenses	6,585,978	5,870,931	5,095,732	4,425,213	3,859,510

Balance Sheet Data at December 31
Total Assets	$268,707,877	$223,183,463	$178,565,375	$146,802,481	$129,808,511	21%
Total Deposits	218,994,998	184,264,796	135,017,427	123,383,354	108,740,055	20%
Total Loans	151,049,736	124,937,483	110,356,471	84,917,615	77,272,145	19%
Shareholders’ Equity	20,994,842	17,432,944	15,220,830	12,479,498	12,261,223	27%
Intangible Assets	0	0	16,355	33,629	50,903
Allowance for Loan Losses	1,669,882	1,414,495	1,132,555	941,556	775,530	22%

Share Information (1)
Earnings per share - Basic	$1.83	$1.46	$1.17	$0.98	$0.83	23%
Earnings per share - Diluted	$1.73	$1.41	$1.15	$0.95	$0.81	22%
Book value per share	$14.26	$11.88	$10.31	$8.46	$8.33	15%
Average diluted shares outstanding	1,551,772	1,524,911	1,499,331	1,522,062	1,240,002	11%

Capital Ratios
Total capital to risk-weighted assets	14.75%	12.82%	13.46%	15.14%	15.21%
Tier 1 capital to risk-weighted assets	13.84%	11.86%	12.53%	14.17%	14.30%
Tier 1 capital to average assets	9.64%	7.57%	8.61%	9.44%	9.63%

(1) All share information has been restated for the effect of a 5% stock dividend declared in December 2002.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
of 1ST Constitution Bancorp:

We have audited the accompanying consolidated statements of condition of 1ST Constitution Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1ST Constitution Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/

Short Hills, New Jersey
January 24, 2003

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2002 and 2001

ASSETS	2002	2001

CASH AND DUE FROM BANKS	$9,542,010	$8,173,550

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	52,364	13,754,664

Total cash and cash equivalents	9,594,374	21,928,214

SECURITIES (Notes 2 and 8):
Available for sale, at market value	82,028,866	61,605,057
Held to maturity (market value of $7,434,716 and $6,103,760 in 2002 and 2001, respectively)	7,171,913	6,034,927

Total securities	89,200,779	67,639,984

LOANS HELD FOR SALE (Note 3)	11,145,006	7,158,950

LOANS (Notes 3, 4, 5 and 8)	151,049,736	124,937,483
Less- Allowance for loan losses	(1,669,882)	(1,414,495)

Net loans	149,379,854	123,522,988
PREMISES AND EQUIPMENT, net (Note 6)	1,276,942	998,744
ACCRUED INTEREST RECEIVABLE	1,263,003	1,047,670
BANK-OWNED LIFE INSURANCE (Note 11)	6,069,705	—
OTHER ASSETS (Note 10)	778,214	886,913

Total assets	$268,707,877	$223,183,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits (Note 7)
Non-interest bearing	$39,809,751	$32,633,895
Interest bearing	179,185,247	151,630,901

Total deposits	218,994,998	184,264,796
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note 8)	2,554,815	3,808,183
OTHER BORROWINGS (Note 8)	18,000,000	15,500,000
REDEEMABLE TRUST PREFERRED SECURITIES (Note 9)	5,000,000	—
ACCRUED INTEREST PAYABLE	1,211,902	1,557,392
ACCRUED EXPENSES AND OTHER LIABILITIES	1,951,320	620,148

Total liabilities	247,713,035	205,750,519

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY (Notes 10, 12 and 15):
Common stock, no par value; 10,000,000 shares authorized; 1,480,539 and 1,475,145 shares issued and 1,472,368 and 1,468,315 shares outstanding as of December 31, 2002 and 2001, respectively	17,320,091	15,198,339
Retained earnings	2,978,873	2,360,437
Treasury stock, at cost, 8,171 shares and 6,825 shares at December 31, 2002 and 2001	(119,844)	(83,190)
Accumulated other comprehensive income (loss)	815,722	(42,642)

Total shareholders’ equity	20,994,842	17,432,944

Total liabilities and shareholders’ equity	$268,707,877	$223,183,463

See accompanying notes to consolidated financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

INTEREST INCOME:
Interest on loans	$10,346,801	$10,555,037	$9,323,088
Interest on securities:
Taxable	3,598,437	3,671,869	3,129,830
Tax-exempt	164,419	156,805	99,264
Interest on Federal funds sold and short-term investments	198,659	412,274	240,055

Total interest income	14,308,316	14,795,985	12,792,237

INTEREST EXPENSE:
Interest on deposits	3,961,209	5,702,633	4,729,848
Interest on securities sold under agreements to repurchase and other borrowed funds	921,982	1,038,505	894,552
Interest on redeemable trust preferred securities	216,081	—	—

Total interest expense	5,099,272	6,741,138	5,624,400

Net interest income	9,209,044	8,054,847	7,167,837
PROVISION FOR LOAN LOSSES (Note 4)	240,000	300,000	215,875

Net interest income after provision for loan losses	8,969,044	7,754,847	6,951,962

NON-INTEREST INCOME:
Service charges on deposit accounts	517,415	402,312	326,441
Gain on sale of loans held for sale	974,305	721,563	285,681
Gain on sale of securities available for sale	—	131,436	26,247
Other income	331,903	249,911	227,509

Total other income	1,823,623	1,505,222	865,878

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,527,890	3,032,710	2,510,713
Occupancy expense (Note 13)	740,088	724,088	709,169
Other operating expenses (Note 14)	2,318,000	2,114,133	1,875,850

Total other expenses	6,585,978	5,870,931	5,095,732

Income before income taxes	4,206,689	3,389,138	2,722,108
INCOME TAXES (Note 10)	1,519,367	1,237,137	992,330

Net income	$2,687,322	$2,152,001	$1,729,778

NET INCOME PER SHARE
Basic	$1.83	$1.46	$1.17
Diluted	$1.73	$1.41	$1.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,471,282	1,469,483	1,475,066
Diluted	1,551,772	1,524,911	1,499,331

See accompanying notes to consolidated financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 1999	$13,187,006	$495,323	—	$(1,202,831)	$12,479,498
Treasury Stock, 1,890 shares, at cost			(20,204)		(20,204)
5% stock dividend declared in December, 2000 including fractional share cash payments (63,723 shares)	725,808	(728,833)			(3,025)
Comprehensive Income:
Net income – 2000		1,729,778			1,729,778
Other comprehensive income
Unrealized gain on securities available for sale, net of tax expense of $541,994				1,052,106	1,052,106
Less reclassification adjustment for gains included in net income, net of tax of ($8,924)				(17,323)	(17,323)
Comprehensive Income					2,764,561

BALANCE, December 31, 2000	$13,912,814	$1,496,268	$(20,204)	$(168,048)	$15,220,830
Treasury Stock, 4,610 shares, at cost				(62,986)	(62,986)
5% stock dividend declared in December, 2001 including fractional share cash payments (66,900 shares)	1,285,525	(1,287,832)			(2,307)
Comprehensive Income:
Net income – 2001		2,152,001			2,152,001
Other comprehensive income
Unrealized gain on securities available for sale, net of tax expense of $109,290				212,154	212,154
Less reclassification adjustment for gains included in net income, net of tax of ($44,688)				(86,748)	(86,748)
Comprehensive Income					2,277,407

BALANCE, December 31, 2001	$15,198,339	$2,360,437	$(83,190)	$(42,642)	$17,432,944
Exercise of stock options (5,637 shares)	53,195				53,195
Treasury stock, 2,861 shares at cost			(36,654)		(36,654)
5% stock dividend declared December 2002,including fractional share cash payments (70,527 shares)	2,068,557	(2,068,886)			(329)
Comprehensive Income:
Net income – 2002		2,687,322			2,687,322
Unrealized gain on securities available for sale, net of tax expense of $445,807				$858,364	$858,364
Comprehensive Income					3,545,686

BALANCE, December 31, 2002	$17,320,091	$2,978,873	$(119,844)	$815,722	$20,994,842

See accompanying notes to consolidated financial statements

1st CONSTITUTION BANCORP
 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$2,687,322	$2,152,001	$1,729,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Provision for loan losses	240,000	300,000	215,875
Depreciation and amortization	317,720	221,716	218,268
Net amortization (accretion) on securities	520,346	55,241	(4,351)
Gain on sale of loans held for sale	(974,305)	(721,563)	(285,681)
Gain on sale of securities available for sale	—	(131,436)	(26,247)
Originations of loans held for sale	(63,511,458)	(61,706,352)	(40,834,113)
Income on Bank-owned life insurance	(69,705)	—	—
Proceeds from sales of loans held for sale	60,499,707	56,575,771	40,727,145
(Increase) decrease in accrued interest receivable	(215,333)	240,071	(435,195)
(Increase) decrease in other assets	(333,489)	272,040	161,989
(Decrease) increase in accrued interest payable	(345,490)	15,953	612,663
Increase in accrued expenses and other liabilities	1,331,172	345,513	142,834

Net cash provided by (used in) operating activities	146,487	(2,381,045)	2,222,965

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(60,068,896)	(53,656,400)	(15,039,088)
Held to maturity	(2,344,038)	(2,829,268)	(1,365,000)
Proceeds from maturities and prepayments of securities -
Available for sale	40,436,189	33,742,940	1,948,157
Held to maturity	1,196,156	5,298,016	1,253,109
Proceeds from sales of securities available for sale	7,112,177	3,504,450
Purchase of Bank owned life insurance	(6,000,000)	—	—
Net increase in loans	(26,096,866)	(14,599,072)	(25,738,732)
Capital expenditures	(595,918)	(280,622)	(183,623)

Net cash used in investing activities	(53,473,373)	(25,212,229)	(35,620,727)

FINANCING ACTIVITIES:
Issuance of common stock, net	52,866	—	—
Purchase of Treasury stock	(36,654)	(62,986)	(20,204)
Net increase in demand, savings and time deposits	34,730,202	49,247,369	11,634,073
Net (decrease) increase in securities sold under agreements to repurchase	(1,253,368)	(7,202,861)	4,406,992
Net increase in other borrowings	2,500,000	—	12,500,000
Proceeds from issuance of trust preferred securities	5,000,000	—	—

Net cash provided by financing activities	40,993,046	41,981,522	28,520,861

(Decrease) increase in cash and cash equivalents	(12,333,840)	14,388,248	(4,876,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,928,214	7,539,966	12,416,867

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,594,374	$21,928,214	$7,539,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$5,444,762	$6,725,185	$5,011,737
Income taxes	1,643,980	1,658,493	866,397

See accompanying notes to consolidated financial statements

1st CONSTITUTION BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

          1.  Summary of Significant Accounting Policies:

          General

          1ST Constitution Bancorp, (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey in February 1999.  The Company is parent to 1st Constitution Bank, (the “Bank”) a state chartered commercial bank which commenced operations in July 1989, and 1ST Constitution Capital Trust I.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area.  The Bank operates six branches in Cranbury, Hamilton Square, Plainsboro and Princeton, New Jersey.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, 1ST Constitution Capital Trust I and the Bank and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company and FCB Assets Holdings, Inc.  All significant inter-company accounts and transactions have been eliminated.

          Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          Securities

          Securities which the Bank has the intent and ability to hold until maturity, are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

          Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at estimated market value, except for Federal Home Loan Bank stock, which is carried at cost.  Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

          Allowance for Loan Losses

          The allowance for loan losses is a valuation reserve available for losses incurred or expected on extensions of credit.  Credit losses primarily arise from the loan portfolio, but may also be derived from other credit-related sources including commitments to extend credit.  Additions are made to the allowance through periodic provisions which are charged to expense.  All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected.  Subsequent recoveries, if any, are credited to the allowance.

          The adequacy of the allowance for loan losses is determined through a periodic review of outstanding loans and commitments to extend credit.  The impact of current economic conditions on the creditworthiness of the borrowers is considered, as well as loan loss experience, changes in the composition and volume of the loan portfolio and management’s assessment of the risks inherent in the loan portfolio.  These and other factors are used in assessing the overall adequacy of the allowance for loan losses and the resulting provision for loan losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions.  In addition, various regulatory agencies periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of information available to them at the time of their examination.

          Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets.  Furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of furniture and fixtures and equipment are three to fifteen years, and three to twenty five years for leasehold improvements.  Maintenance and repairs are charged to expense as incurred.

          Loans

          Loans are stated at the principal amount outstanding, net of unearned income.  Unearned income is recognized over the lives of the respective loans, principally using the effective interest method.  Income from direct financing leases is recorded over the life of the lease under the financing method of accounting. The investment includes the sum of aggregate rentals receivable and the estimated residual value of leased equipment, less deferred income.  Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations.  When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired.  Smaller balance homogenous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are excluded from consideration for impairment.  Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying value of collateral for collateral dependent loans.  When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured.  Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible.  Loans held for sale are carried at the aggregate lower of cost or market value.

          Income Taxes

          Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Other Real Estate

          Other real estate is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

          Stock-Based Compensation

          Stock-based compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Included below are the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” which assumes the fair value based method of accounting had been adopted.

	2002	2001	2000

Net income -
As reported	$2,687,322	$2,152,001	$1,729,778
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(8,862)	(251)	(10,000)

Pro forma	$2,678,460	$2,151,750	$1,719,778

Net income per share -
As reported -
Basic	$1.83	$1.47	$1.17
Diluted	$1.73	$1.41	$1.15
Pro forma -
Basic	$1.82	$1.47	$1.17
Diluted	$1.73	$1.41	$1.15

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001: dividend yield of 0%; expected volatility of 35% in 2002 and 25% in 2001; risk-free interest rates of 3.03% and 4.00%, respectively; and expected lives of 5 years.  No options were granted in 2000.

          Cash and Cash Equivalents

          Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, federal funds sold and short-term investments.  Generally, federal funds are sold and short-term investments are made for a one or two-day period.

          Reclassifications

          Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.

          Net Income Per Share

          Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method.  Options to purchase 4,100 shares of common stock at a weighted average price of $27.82 per share were outstanding during 2002, and 26,370 shares of common stock at a weighted average price of $12.98 were outstanding in 2001, but were not considered in the computation of diluted net income per share because the options’ exercise price exceeded the average market price of the Bank’s common shares for the period.  The options expire through June, 2009.  Options in the amount of 80,490, 55,428, and 24,265 for 2002, 2001, and 2000, respectively, are included in the diluted weighted average shares outstanding.  All share information reported in the statements of income reflects a 5% stock dividend declared December 19, 2002.

          Comprehensive Income

          Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of changes in shareholders’ equity.

          2.   Securities

          Information relative to the Bank’s securities portfolio as of December 31, is as follows:

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for sale-
U. S. Treasury securities and obligations of U.S. Government corporations and agencies	$34,593,765	$382,423	$48,698	$34,927,491
Mortgage backed securities	40,556,571	1,017,976	3,225	41,571,322
FHLB stock and other securities	5,642,589	44,980	157,515	5,530,054

	$80,792,924	$1,445,380	$209,438	$82,028,866

Held to maturity-
Mortgage backed securities	$1,650,982	$90,694	$0	$1,741,676
Obligations of State and Political subdivisions	5,520,931	172,109	0	5,693,040

	$7,171,913	$262,803	$0	$7,434,716

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for sale-
U. S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,365,288	$215,858	$346,486	$27,234,660
Mortgage backed securities	25,989,690	164,218	64,258	26,089,650
FHLB stock and other securities	8,314,689	37,169	71,111	8,280,747

	$61,669,667	$417,245	$481,855	$61,605,057

Held to maturity-
Mortgage backed securities	$2,806,334	$77,797	$0	$2,884,131
Obligations of State and Political subdivisions	3,228,593	24,700	33,664	3,219,629

	$6,034,927	$102,497	$33,664	$6,103,760

          The amortized cost, estimated market value and weighted average yield of debt securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value	Weighted Average Yield*

Available for sale-
Due in one year or less	$14,299,900	$13,874,254	2.32%
Due after one year through five years	57,409,160	59,199,900	4.42%
Due after five years through ten years	6,451,983	6,480,345	4.82%
Due after ten years	2,631,881	2,474,367	2.37%

Total	$80,792,924	$82,028,866	4.05%

Held to maturity-
Due in one year or less	$280,939	$287,113	4.54%
Due after one year through five years	2,408,935	2,529,969	5.60%
Due after five years through ten years	2,848,058	2,932,111	3.90%
Due after ten years	1,633,981	1,685,523	4.72%

Total	$7,171,913	$7,434,716	4.68%

* computed on a tax equivalent basis.

          There were no gains on sales of securities in 2002.  Gross gains on securities sales were $131,436 in 2001 and $26,247 in 2000.

          As of December 31, 2002 and 2001, securities having a book value of $35,437,878 and $21,218,473, respectively, were pledged to secure public deposits, repurchase agreements, other borrowings, and for other purposes as required by law.

          3.   Loans and Loans Held For Sale

          Loans outstanding by classification at December 31, 2001 and 2000 are as follows:

	2002	2001

Construction loans	$32,342,880	$29,385,096
Residential real estate loans	9,023,228	11,634,097
Commercial and commercial real estate	89,415,759	62,442,753
Loans to individuals	14,851,742	15,587,772
Lease financing	4,773,528	6,117,261
All other loans	1,055,560	169,939

	151,462,697	125,336,918
Less: Deferred origination fees, net	(412,961)	(399,435)

	$151,049,736	$124,937,483

          The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

          The Bank had residential mortgage loans held for sale of $11,145,006 at December 31, 2002 and $7,158,950 at December 31, 2001.  The Bank currently sells loans, servicing released.

          4.    Allowance for Loan Losses

          A summary of the allowance for loan losses is as follows:

	2002	2001	2000

Balance, beginning of year	$1,414,495	$1,132,555	$941,556
Provision charged to operations	240,000	300,000	215,875
Loans charged off	(8,182)	(20,973)	(28,158)
Recoveries of loans charged off	23,569	2,913	3,282

Balance, end of year	$1,669,882	$1,414,495	$1,132,555

          The amount of loans which were not accruing interest amounted to $156,156 and $618,102 at December 31, 2002 and 2001, respectively.  Impaired loans totaled $151,114 and $609,237 at December 31, 2002 and 2001, respectively.  There was a valuation allowance on impaired loans of $212,500 at December 31, 2001 and no valuation allowance on impaired loans at December 31, 2002.  Loans 90 days or more past due and still accruing totaled $2,156 at December 31, 2002.  There were no loans 90 days or more past due and still accruing at December 31, 2001.

          Additional income before taxes amounting to $16,450, $15,214 and $9,966 would have been recognized in 2002, 2001 and 2000, respectively, if interest on all loans had been recorded based upon original contract terms.  No interest was recognized on non-accrual loans in 2002, 2001 or 2000.

          The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000, was approximately $380,176, $322,500, and $46,000, respectively.

          5.   Loans to Related Parties

          Activity related to loans to directors, executive officers and their affiliated interests during 2002 is as follows:

Balance, beginning of year	$3,886,796
Loans granted	369,500
Repayments of loans	(510,302)

Balance, end of year	$3,745,994

          All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2002 and 2001.

          6.    Premises and Equipment

          Premises and equipment consist of the following as of December 31, 2002 and 2001:

	2002	2001

Leasehold improvements	$689,091	$771,033
Furniture and equipment	2,036,987	1,359,127

	2,726,078	2,130,160
Less- Accumulated depreciation	(1,449,136)	(1,131,416)

	$1,276,942	$998,744

          7.   Deposits

          Deposits at December 31, 2002 and 2001 consist of the following:

	2002	2001

Demand
Non-interest bearing	$39,809,751	$32,633,895
Interest bearing	86,101,405	64,307,535
Savings	14,533,798	11,344,218
Time	78,550,044	75,979,148

	$218,994,998	$184,264,796

          Individual time deposits $100,000 or greater amounted to $18,524,848 and $20,885,020 at December 31, 2002 and 2001, respectively.  As of December 31, 2002, time deposits mature as follows:  $59,971,155 in 2003; $11,756,703 in 2004; $2,981,578 in 2005; $899,749 in 2006; and $2,940,859 in 2007.

          8.    Securities Sold Under Agreements to Repurchase and Other Borrowings

          Securities sold under agreements to repurchase are summarized as follows:

	2002	2001	2000

Balance outstanding at year end	$2,554,815	$3,808,183	$11,011,044
Weighted average interest rate at year end	0.89%	2.00%	2.50%
Average daily balance outstanding during year	$4,124,680	$4,303,963	$9,286,884
Weighted average interest rate during year	1.77%	4.50%	5.67%
Highest month-end outstanding balance	$4,198,060	$4,452,285	$6,751,903

          Collateral underlying the agreements is held by an outside custodian.

          The balance of other borrowings was $18,000,000 at December 31, 2002 consisting of FHLB borrowings of $15,500,000 and federal funds purchased of $2,500,000.  The balance of other borrowings at December 31, 2001 consisted of FHLB borrowings of $15,500,000.

          During 2000, the Bank purchased three ten-year fixed rate convertible advances from the Federal Home Loan Bank of New York (“FHLB”).  These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively.  These advances are convertible at the end of 1 year, 2 years, and 3 years, and quarterly thereafter.

          During 1999, the Bank purchased a $3,000,000 ten-year fixed rate advance convertible at the end of three years, and quarterly thereafter, from the FHLB.  The interest rate on this advance is 5.815%.

          These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

          9.   Redeemable Trust Preferred Securities

          On April 10, 2002, 1ST Constitution Capital Trust I (the “Trust I”), a statutory business trust, and a wholly owned subsidiary of the Company, issued $5.0 million of 6.02% Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032.  The Trust I exists for the sole purpose of issuing Trust Preferred Securities.  These Subordinated Debentures constitute the sole assets of the Trust I.  These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007.  The Trust I is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities.  The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by The Company of the obligations of the Trust I to pay amounts when due on the Trust Preferred Securities.

          10.   Income Taxes

               The components of income tax expense (benefit) are summarized as follows:

	2002	2001	2000

Federal-
Current	$1,371,755	$1,145,517	$952,790
Deferred	(99,254)	(82,780)	(89,470)

	1,272,501	1,062,737	863,320

State-
Current	264,206	188,862	144,641
Deferred	(17,340)	(14,462)	(15,631)

	246,866	174,400	129,010

	$1,519,367	$1,237,137	$992,330

          A comparison of income tax expense at the Federal statutory rate in 2002, 2001 and 2000 to the Company’s provision for income taxes is as follows:

	2002	2001	2000

Federal income tax	$1,430,274	$1,152,307	$925,517
Add (deduct) effect of:
State income taxes net of federal income tax effect	162,932	115,104	85,147
Tax-exempt interest income	(55,902)	(53,314)	(33,750)
Other items, net	(17,937)	23,040	15,416

Provision for income taxes	$1,519,367	$1,237,137	$992,330

          The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2002	2001

Deferred tax assets-
Allowance for loan losses	$665,787	$564,949
Other	20,770	5,014
Unrealized loss on securities available for sale	—	25,587

Total deferred tax assets	686,557	595,550

Deferred tax liabilities-
Unrealized gain on securities available for sale	420,220	—

Total deferred tax liabilities	420,220	—

Net deferred tax asset	$266,337	$595,550

          Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

          11.     Benefit Plans

          Retirement Savings Plans

          The Bank has a 401(K) plan which covers substantially all employees with one or more years of service.  The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation.  Under the plan, the Bank provided a matching contribution of 50% in 2002, 2001 and 2000 up to 6% of base compensation.  Employer contributions to the plan amounted to $39,945 in 2002, $33,259 in 2001, and $22,476 in 2000.

          Benefit Plans

          During October 2002, the Bank established a salary continuation plan for key executives and a director deferred compensation plan for its board members.  The plans provide for yearly retirement benefits to be paid over a specified period.  In addition, there is an officer group term replacement plan for divisional officers.  The present value of the benefits accrued under these plans as of December 31, 2002 is approximately $46,769 and is included in other liabilities in the accompanying consolidated statements of condition.  Compensation expense of approximately $46,769 is included in the accompanying consolidated statement of income for the year ended December 31, 2002.

          In connection with the benefit plans, the Bank has purchased $6 million in life insurance policies on the lives of the executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies are approximately $6.1 million as of December 31, 2002.

          12.    Shareholders’ Equity

          The Company’s shareholders have approved stock option plans for directors and key employees.  The Company has also entered into an employment agreement pursuant to which additional options were awarded to its President.  The Bank accounts for the award of stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these option awards been determined consistent with FASB Statement No. 123, as Amended, the Bank’s net income and net income per share for 2002, 2001 and 2000 would have been reduced to the following pro forma amounts:

               A summary of the status of the Bank’s stock options at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000

	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price

Outstanding, at beginning of year	131,292	$9.96	125,104	$8.71	132,025	$9.57
Granted	4,835	26.47	8,820	17.64	—	—
Exercised	(5,637)	7.79	—	—	—	—
Forfeited	(1,318)	11.54	(2,632)	10.37	(6,921)	10.96

Outstanding, at end of year (2002 Range of Exercise Prices – $6.91-$27.82)	129,172	$10.64	131,292	$9.96	125,104	$8.71

Exercisable, at end of year (2002 Range of Exercise Prices – $6.91-$18.95)	125,072	$9.38	122,472	$9.39	106,821	$9.52

Weighted average remaining contractual life		5.7 years		6.7 years		6.8 years
Weighted average fair value of options granted during the year		$9.52		$5.62		$0

               In December 2002, 2001 and 2000, the Bank declared a 5% stock dividend to shareholders.  All amounts in the table above and elsewhere in these notes have been adjusted to reflect such stock dividends.

13.          Commitments and Contingencies

               The Bank’s main office is leased at a monthly rental of $18,277 plus real estate taxes and certain common space charges allocated by the landlord.  The lease expires in December 2010 and contains renewal options for two additional five-year terms at the Bank’s discretion.

               As of December 31, 2002, future minimum rental payments under non-cancelable operating leases are as follows:

2003	$398,348
2004	397,652
2005	408,603
2006	419,757
2007	373,068
Thereafter	1,761,554

               Rent expense aggregated $525,318, $497,483 and $512,805 for the years ended December 31, 2002, 2001 and 2000, respectively.

               Commitments With Off-Balance Sheet Risk

               The statement of condition does not reflect various commitments relating to financial instruments which are used in the normal course of business.  Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Bank’s financial position.  These instruments include commitments to extend credit and letters of credit.  These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.  As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Bank generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments.  Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

               Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $46,893,000 to its borrowers as of December 31, 2002.  At December 31, 2002, the Bank was contingently liable for outstanding letters of credit to customers in the amount of $941,934.

               Litigation

               The Bank may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The Bank may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated statement of condition.  Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Bank’s financial position or results of operations.

               14.          Other Operating Expenses

                    The components of other operating expenses for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Equipment expense	$451,054	$310,702	$286,632
Marketing	237,268	190,233	208,294
Computer services	432,875	494,686	415,627
Regulatory, professional and other fees	436,701	384,720	304,263
Office expense	311,346	330,358	255,387
All other expenses	448,756	403,434	405,647

	$2,318,000	$2,114,133	$1,875,850

               15.          Regulatory Requirements

               The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

               To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2002, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.   Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

               The Company’s actual capital amounts and ratios as of December 31, 2002 and 2001 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002 -
Total capital (to Risk Weighted Assets)	$26,849,002	14.75%	$14,557,600	>8%	$18,197,000	>10%
Tier I Capital (to Risk Weighted Assets)	25,179,120	13.84%	7,278,800	>4%	10,918,200	>6%
Tier I Capital (to Average Assets)	25,179,120	9.64%	10,453,080	>4%	13,066,350	>5%
As of December 31, 2001 -
Total capital (to Risk Weighted Assets)	$18,890,081	12.82%	$11,787,840	>8%	$14,734,800	>10%
Tier I Capital (to Risk Weighted Assets)	17,475,586	11.86%	5,893,920	>4%	8,840,880	>6%
Tier I Capital (to Average Assets)	17,475,586	7.57%	9,229,600	>4%	11,537,000	>5%

               The primary source of dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank.  Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”).  Under the Banking Act and the FDIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements.  In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

               16.          Estimated Fair Value of Financial Instruments

               The following is a summary of fair value versus the carrying value of the Bank’s financial instruments.  For the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the Bank’s financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used by the Bank for the purpose of this note.  Changes in assumptions could significantly affect these estimates.

               Estimated fair values have been determined by the Bank using the best available data and an estimation methodology suitable for each category of financial instruments.  Financial instruments, such as securities available for sale and securities held to maturity, actively traded in the secondary market have been valued using available market prices.  Carrying values of cash and cash equivalents and securities sold under agreements to repurchase approximate fair value due to the short-term nature of these instruments.  Other borrowings are valued on a discounted cash flow method utilizing current discount rates for instruments of similar remaining terms.

               Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.  For those loans and deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

               The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2002		December 31, 2001

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and cash equivalents	$9,594,374	$9,594,374	$21,928,214	$21,928,214
Securities available for sale	82,028,866	82,028,866	61,605,057	61,605,057
Securities held to maturity	7,171,913	7,434,715	6,034,927	6,103,760
Loans held for sale	11,145,006	11,167,296	7,158,950	7,176,847
Gross loans	151,049,736	152,811,000	124,937,483	126,934,000
Deposits	218,994,998	220,048,000	184,264,796	184,578,000
Securities sold under agreements to repurchase	2,554,815	2,554,815	3,808,183	3,808,183
Other borrowings	18,000,000	19,921,000	15,500,000	17,659,000

               Loan commitments and standby letters of credit as of December 31, 2002 and 2001 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

               17.          Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

               The following information of the Company includes only financial statements as of and for the years ended December 31, 2002 and 2001 and should be read in conjunction with the notes to the consolidated financial statements.

CONDENSED STATEMENTS OF CONDITION

	December 31, 2002	December 31, 2001

Assets:
Cash	$5,050	$—
Securities available for sale	155,000	—
Investment in Subsidiaries	25,819,579	17,432,944
Other Assets	170,213	—

Total Assets	$26,149,842	$17,432,944

Liabilities And Shareholders’ Equity:
Subordinated debentures	$5,155,000	$—
Shareholders’ equity	20,994,842	17,432,944

Total Liabilities and Shareholders’ Equity	$26,149,842	$17,432,944

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001

Operating Income:
Interest Income	$6,708	$—

Total Operating Income	6,708	—
Operating Expense:
Interest Expense	222,789	—
Other Expense	24,003	—

Total Operating Expense	246,792	—
Loss before income taxes and equity in undistributed income of subsidiaries	(240,084)	—
Federal income tax benefit	(87,379)	—

Loss before equity in undistributed income of subsidiaries	(152,705)	—
Equity in undistributed income of subsidiaries	2,840,027	2,152,001

Net Income	$2,687,322	$2,152,001

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001

Cash Flows From Operating Activities:
Net Income	$2,687,322	$2,152,001
Adjustments:
Increase in other assets	(170,205)	—
Equity in undistributed income of subsidiaries	(2,840,027)	(2,152,001)

Net Cash Used In Operating Activities	(322,910)	—

Cash Flows from Investing Activities:
Investing in subsidiaries	(4,827,040)	—

Net Cash Used In Investing Activities	(4,827,040)	—

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	5,155,000	—

Net Cash Provided by Financing Activities	5,155,000	—

Net increase in cash	5,050	—
Cash as of beginning of year	—	—

Cash as of end of year	$5,050	$—

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: March 18, 2003	By:	/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ EDWARD D. KNAPP	Chairman of the Board	March 18, 2003

Edward D. Knapp

/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

Robert F. Mangano

/s/ CHARLES S. CROW, III	Director	March 18, 2003

Charles S. Crow, III

	Director	March 18, 2003

William M. Rue

	Director	March 18, 2003

Frank W. Walsh, III

/s/ JOSEPH M. REARDON	Senior Vice President and Treasurer (Principal Accounting Officer)	March 18, 2003

Joseph M. Reardon

CERTIFICATIONS

I, Robert F. Mangano, certify that:

               1.          I have reviewed this annual report on Form 10-KSB of 1st Constitution Bancorp;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                             b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                             c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                             a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                             b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer

I, Joseph M. Reardon, certify that:

               1.          I have reviewed this annual report on Form 10-KSB of 1st Constitution Bancorp;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                             b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                             c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                             a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                             b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/S/	JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.		Description

3	(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 2.1 to the Company Form 10-SB filed with the SEC on June 15, 2001)

3	(ii)	Bylaws of the Company (incorporated by reference to Exhibit No. 2.2 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

4.1		Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2

Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3

Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4

Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

10.1		1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2		1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3		1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4		1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.5		Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6		1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7		2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8		Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9		Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10	*	Agreement for Consulting Services between the Company and Edward D. Knapp

13.1		2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

21	*	Subsidiaries of the Company

23	*	Independent Auditors’ Consent

* Filed herewith.