Form 10QSB
period 2003-03-31
1ST CONSTITUTION BANCORP
filed 2003-05-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2003, the issuer had 1,489,367 shares of common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Condition
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
CASH AND DUE FROM BANKS	$8,353,767	$9,542,010
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	9,851,408	52,364

Total cash and cash equivalents	18,205,175	9,594,374

SECURITIES:
Available for sale, at market value	73,842,811	82,028,866
Held to maturity (market value of $7,474,549 and $7,434,716 in 2003 and 2002, respectively)	7,118,420	7,171,913

Total securities	80,961,231	89,200,779

LOANS HELD FOR SALE	4,813,477	11,145,006

LOANS	150,606,154	151,049,736
Less- Allowance for loan losses	(1,729,882)	(1,669,882)

Net loans	148,876,272	149,379,854

PREMISES AND EQUIPMENT, net	1,236,597	1,276,942
ACCRUED INTEREST RECEIVABLE	1,259,619	1,263,003
BANK OWNED LIFE INSURANCE	6,139,410	6,069,705
OTHER ASSETS	1,088,675	778,214

Total assets	$262,580,456	$268,707,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$40,883,117	$39,809,751
Interest bearing	174,060,018	179,185,247

Total deposits	214,943,135	218,994,998
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	2,562,549	2,554,815
OTHER BORROWINGS	15,500,000	18,000,000
REDEEMABLE TRUST PREFERRED SECURITIES	5,000,000	5,000,000
ACCRUED INTEREST PAYABLE	1,193,617	1,211,902
ACCRUED EXPENSES AND OTHER LIABILITIES	1,998,014	1,951,320

Total liabilities	241,197,315	247,713,035

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,489,367 and 1,480,539 shares issued and 1,489,367 and 1,472,368 outstanding as of March 31, 2003 and December 31, 2002, respectively	17,469,535	17,320,091
Retained earnings	3,275,317	2,978,873
Treasury Stock, shares at cost (8,171 shares at December 31, 2002)	—	(119,844)
Accumulated other comprehensive income	638,289	815,722

Total shareholders’ equity	21,383,141	20,994,842

Total liabilities and shareholders’ equity	$262,580,456	$268,707,877

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME:
Interest on loans	$2,752,687	$2,465,046
Interest on securities:
Taxable	710,405	820,998
Tax-exempt	60,194	37,582
Interest on Federal funds sold and short-term investments	3,642	59,537

Total interest income	3,526,928	3,383,163

INTEREST EXPENSE:
Interest on deposits	845,090	1,038,023
Interest on Federal funds purchased and securities sold under agreements to repurchase and other borrowed funds	229,022	224,729
Interest on redeemable trust preferred securities	66,485	—

Total interest expense	1,140,597	1,262,752

Net interest income	2,386,331	2,120,411
PROVISION FOR LOAN LOSSES	60,000	60,000

Net interest income after provision for loan losses	2,326,331	2,060,411

NON-INTEREST INCOME:
Service charges on deposit accounts	145,642	120,934
Gain on sale of loans held for sale	390,442	313,128
Other income	124,019	56,986

Total other income	660,103	491,048

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,083,560	868,956
Occupancy expense	200,295	181,323
Other operating expenses	584,014	557,575

Total other expense	1,867,869	1,607,854

Income before income taxes	1,118,565	943,605
INCOME TAXES	393,696	344,713

Net income	$724,869	$598,892

NET INCOME PER SHARE:
Basic	$0.49	$0.41
Diluted	$0.47	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,477,279	1,468,094
Diluted	1,557,917	1,534,185

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$724,869	$598,892
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	60,000	60,000
Depreciation and amortization	82,689	59,341
Net amortization on securities	336,689	61,503
Gain on sale of loans held for sale	(390,442)	(313,128)
Originations of loans held for sale	(14,310,371)	(17,691,474)
Proceeds from sales of loans held for sale	21,032,342	19,776,280
Decrease in accrued interest receivable	3,384	1,892
Income on Bank – owned life insurance	(69,705)	—
(Increase) decrease in other assets	(369,793)	48,508
Decrease in accrued interest payable	(18,285)	(259,433)
Increase in accrued expenses and other liabilities	46,694	473,641

Net cash provided by operating activities	7,128,071	2,816,022

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(5,215,351)	(5,799,804)
Held to maturity	(198,102)	—
Proceeds from maturities and prepayments of securities -
Available for sale	12,791,325	3,899,851
Held to maturity	247,749	449,884
Net decrease (increase) in loans	443,582	(1,769,195)
Capital expenditures	(42,344)	(83,560)

Net cash provided by (used in) investing activities	8,026,859	(3,302,824)

FINANCING ACTIVITIES:
Net decrease in demand, savings and time deposits	(4,051,863)	(6,040,431)
Net increase in securities sold under agreements to repurchase	7,734	169,769
Net decrease in other borrowings	(2,500,000)	—

Net cash used in financing activities	(6,544,129)	(5,870,622)

Increase (decrease) in cash and cash equivalents	8,610,801	(6,357,424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,594,374	21,928,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,205,175	$15,570,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$1,158,882	$1,522,185
Income taxes	—	340,000

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2003 (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included.  The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Certain reclassifications have been made to the prior years’ financial statements to conform with the classifications used in 2003.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method.  Potential shares of common stock resulting from stock option agreements totaled 80,638 and 66,091 for the three months ended March 31, 2003 and March 31, 2002, respectively.  All share amounts have been restated for the effect of a 5% stock dividend declared in 2002.

Stock-Based Compensation

Stock-based compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Included below are the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” which assumes the fair value based method of accounting had been adopted.

	March 31, 2003	March 31, 2002

Net income -
As reported	$724,869	$598,892
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(4,387)	(2,216)

Pro forma	$720,482	$596,676

Net income per share -
As reported -
Basic	$0.49	$0.41
Diluted	$0.47	$0.39
Pro forma -
Basic	$0.49	$0.41
Diluted	$0.46	$0.39

Item 2.     Management’s Discussion and Analysis or Plan of Operation

            The following discussion of the operating results and financial condition at March 31, 2003 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of results to be attained for any other period.

            This discussion and analysis should be read in conjunction with Part II, Item 6 of the Company’s Form 10-KSB (Management’s Discussion and Analysis or Plan of Operation) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

General

            1st Constitution Bancorp (the “Company”), a bank holding company, was incorporated in February 1999 for the purpose of becoming the parent holding company of 1st Constitution Bank (the “Bank”), a full service commercial bank which began operations in August 1989.  1st Constitution Capital Trust I, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital.  The Bank operates six branches, and has two subsidiaries, 1st Constitution Investment Company, which manages an investment portfolio and FCB Assets Holdings, Inc., which is used by the Bank to manage and dispose of repossessed property/real estate.

Forward-Looking Statements

            This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions.  These statements may be identified by such forward-looking terminology as “expect,” “believe,” “anticipate,” or by expressions of confidence such as “continuing” or “strong” or similar statements or variations of such terms.  Such forward-looking statements involve certain risks and uncertainties.  These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits, as well as other risks and uncertainties detailed from time to time in filings of the Company with the U.S. Securities and Exchange Commission.  Actual result may differ materially from such forward-looking statements.  The Company assumes no obligation for updating any such forward-looking statements at any time.

RESULTS OF OPERATIONS

Summary

            The Company realized net income of $724,869 for the three months ended March 31, 2003, an increase of 21.0% over the $598,892 for the same period in 2002.  Net income per diluted share was $0.47 for the three months ended March 31, 2003 compared to $0.39 per diluted share for the prior year.

Earnings Analysis

Interest Income

            For the first three months of 2003, total interest income was $3,526,928, an increase of 4.2% compared to total interest income of $3,383,163 for the same period in 2002.  The following table sets for the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the three month periods ended March 31, 2003 and 2002.

Average Balance Sheets with Resultant Interest and Rates

	Three months ended March 31, 2003			Three months ended March 31, 2002

(yields on a tax-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets:
Federal Funds Sold/Short-Term Investments	$1,301,033	$3,642	1.14%	$12,703,088	$59,537	1.90%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	78,930,486	710,405	3.60%	64,268,958	820,998	5.11%
States and Political Subdivisions	5,728,195	89,087	6.22%	3,191,284	55,620	6.97%

Total	84,658,681	799,492	3.78%	67,460,242	876,618	5.20%
Loan Portfolio:
Commercial	41,498,558	730,424	7.14%	22,595,451	479,412	8.60%
Installment	11,160,032	217,126	7.89%	14,430,601	285,241	8.02%
Commercial Mortgages and Construction Wholesale	78,064,042	1,217,783	6.33%	65,574,691	1,099,646	6.80%
Residential Mortgages and Construction Retail	20,177,012	353,637	7.11%	21,099,380	392,051	7.54%
All Other Loans	9,030,847	233,716	10.35%	8,123,987	208,696	10.90%

Total	159,930,491	2,752,686	6.98%	131,824,110	2,465,046	7.58%

Total Interest-Earning Assets	245,890,205	3,555,820	5.86%	211,987,440	3,401,201	6.51%

Allowance for Loan Losses	(1,707,660)			(1,463,243)

Cash and Due From Bank	8,393,930			6,737,694
Other Assets	9,045,256			3,422,621

Total Assets	$261,621,731			$220,684,512

	Three months ended March 31, 2003			Three months ended March 31, 2002

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$72,726,253	$189,941	1.06%	$63,504,614	$234,242	1.50%
Savings Accounts	15,772,138	38,718	1.00%	12,037,480	44,655	1.50%
Certificates of Deposit	61,314,693	481,778	3.19%	54,468,098	577,317	4.30%
Certificates of Deposit of $100,000 and Over	21,931,091	134,653	2.49%	18,368,052	181,809	4.01%
Federal Funds Purchased/Other Borrowed Funds	21,796,755	229,022	4.26%	19,279,219	224,729	4.73%
Trust Preferred Securities	5,000,000	66,485	5.32%	—	—	—

Total Interest-Bearing Liabilities	198,540,930	1,140,597	2.33%	167,657,463	1,262,752	3.05%

Net Interest Spread			3.53%			3.45%

Demand Deposits	38,732,954			31,626,518
Other Liabilities	3,310,581			3,646,529

Total Liabilities	240,584,465			202,930,510
Shareholders’ Equity	21,037,266			17,754,002

Total Liabilities and Shareholders’ Equity	261,621,731			220,684,512

Net Interest Margin		$2,415,223	3.98%		$2,138,449	4.09%

            The current year increase in interest income was the result of higher average balances comprising the securities and loan portfolios during the current period despite the lower yields earned on these portfolios.  Average loans increased $28,106,381, or 21.3% while the yield on the portfolio decreased 60 basis points to 6.98% from 7.58%.  The lower loan yield reflected the lower interest rate environment that existed throughout 2002 and continued into the first quarter of 2003.

            Average securities increased $17,198,439, or 25.5%, while the yield on the securities portfolio decreased 142 basis points to 3.78% from 5.20%.

            Overall, the yield on the Company’s total interest-earning assets decreased 65 basis points to 5.86% for the three months ended March 31, 2003 from the 6.51% for the same period in 2002.

Interest Expense

            Total interest expense for the three months ended March 31, 2003 was $1,140,597, a decrease of 9.7% compared to $1,262,752 for the same period in 2002.  The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  The average rate paid on interest bearing liabilities for the three months ended March 31, 2003 decreased 72 basis points to 2.33% from 3.05% for the same period of 2002.

Net Interest Income

            The Company’s net interest income for the three month period ended March 31, 2003 was $2,386,331, an increase of 12.5% compared to $2,120,411 for the same period in 2002.  For the first three months of 2003, interest income increased by $143,765 compared to the same period in 2002 while interest expense decreased by $122,155 compared to the same period in 2002.  Although the loan and securities portfolios average balances increased during the first three months of 2003, those assets earned lower rates of return in 2003 than during 2002.

            The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 3.98% for the first three months of 2003 compared to 4.09% for the same period in 2002.  The principal factor causing the decline in the net interest margin was the lower interest rate environment that existed throughout 2002 and continued through the first quarter of 2003.

Provision for Loan Losses

            For the three months ended March 31, 2003 and March 31, 2002, the provision for loan losses was $60,000.  The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting polices of the Company and are based upon a number of factors including management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

            Total non-interest income for the three months ended March 31, 2003 was $660,103, an increase of 34.4% over non-interest income of $491,048 for the same period in 2002.  The increase was due to increases in service charges on deposit accounts, gains on sales of loans held for sale, and an increase in other non-interest income.

            Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the three months ended March 31, 2003 was $390,442 compared to $313,128 for the same period in 2002.  The declining interest rate environment that existed in 2002 and continued in the first three months of 2003 fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

            Service charges on deposit accounts amounted to $145,642 for the three months ended March 31, 2003 compared to $120,934 for the same period in 2002.  Service charge income increased in 2003 principally due to increases in income from overdraft fees and wire transfer service fees.

            The other income component of non-interest income amounted to $124,019 for the three months ended March 31, 2003 compared to $56,986 for the same period in 2002.  This component includes income from Bank Owned Life Insurance (“BOLI”) which amounted to $69,705 for the three months ended March 31, 2003.  In April 2001, the Company purchased $6.0 million in tax-free BOLI assets which offset the cost of deferred compensation plans and reduce the overall effective tax rate.

            The Company also generates non-interest income from a variety of other fee-based services. These fees are monitored closely by management to reflect current charges amid the Company’s competitive market.

Non-Interest Expense

            Total non-interest expense for the three months ended March 31, 2003 was $1,867,869, an increase of 16.2% compared to non-interest expense of $1,607,854 for the same period in 2002.

            The following table presents the major components of non-interest expense for the three months ended March 31, 2003 and 2002.

Non-interest Expenses

	Three months ended March 31,

	2003	2002

Salaries and employee benefits	$1,083,560	$868,956
Occupancy expenses	200,295	181,323
Equipment expense	118,888	80,889
Marketing	50,074	64,675
Computer services	122,379	117,336
Regulatory, professional and other fees	132,120	97,832
Office expense	81,656	75,478
All other expenses	78,897	121,365

	$1,867,869	$1,607,854

            Salaries and employee benefits increased 24.7% to $1,083,560 for the three months ended March 31, 2003 compared to $868,956 for the three months ended March 31, 2002.  This increase reflects the increase in staffing levels to manage the continuing growth of the Company.

            The Company’s ratio of non-interest expense to average assets decreased to 2.90% for the three months ended March 31, 2003 compared to 2.95% for the same period in 2002.  The Company’s efficiency ratio decreased to 61.3% for the first three months of 2003 compared to a ratio of 61.6% for the first three months of 2002.

Financial Condition

March 31, 2003 Compared with December 31, 2002

            Total consolidated assets at March 31, 2003 totaled $262,580,456 compared to $268,707,877 at December 31, 2002.  The decrease in the Company’s asset base during the first three months of 2003 was primarily due to a decrease in interest bearing deposits.  Historically, during periods similar to the current lower interest rate environment, management believes that customers with maturing time deposits at higher rates may migrate from the Company in searching for higher competitive rates.  Total deposits decreased by $4,051,863 or 1.9% to $214,943,135 at March 31, 2003 compared to $218,994,998 at December 31, 2002.

Cash and Cash Equivalents

            Cash and Cash Equivalents at March 31, 2003 totaled $18,205,175 compared to $9,594,374 at December 31, 2002.  Cash and cash equivalents at March 31, 2003 consisted of cash and due from banks of $8,353,767 and Federal funds sold/short term investments of $9,851,408.  The corresponding balances at December 31, 2002 were $9,542,010 and $52,364, respectively.  The balance of cash and cash equivalents at March 31, 2003 increased primarily due to late March deposit balances raised to fund loan growth and manage the Company’s liquidity position.

Securities

            Securities represented 30.8% of total assets at March 31, 2003 and 33.2% at December 31, 2002.  Total securities decreased $8,239,548 or 9.2% at March 31,2003 to $80,961,231 compared to $89,200,779 at year-end 2002.

            Securities available for sale totaled $73,842,811 at March 31, 2003, an decrease of $8,186,055 or 10.0% from year-end 2002.  During the first three months of 2003, $5,215,351 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

            Securities held to maturity totaled $7,118,420 at March 31,2003, a decrease of $53,493 or 0.7% from year-end 2002.

Loans

            The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income.  Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

            The following table sets forth the classification of loans by major category at March 31, 2003 and December 31, 2002.

Loan Portfolio Composition

	March 31, 2003		December 31, 2002

Component	Amount	% of total	Amount	% of total

Construction loans	$33,431,102	22.2%	$32,342,880	21.4%
Residential real estate loans	8,758,982	5.8%	9,023,228	6.0%
Commercial and industrial loans	88,901,840	59.0%	89,415,759	59.2%
Loans to individuals	14,496,600	9.6%	14,851,742	9.8%
Lease financing	4,271,884	2.8%	4,773,528	3.2%
All other loans	745,746	0.5%	642,599	0.4%

	$150,606,154	100.0%	$151,049,736	100.0%

            The loan portfolio decreased modestly at March 31, 2003 to $150,606,154 from $151,049,736 at December 31, 2002.  The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships.  The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

            Nonaccrual loans amounted to $418,515 at March 31, 2003, an increase of $262,359 from $156,156 at year-end 2002.  As the table demonstrates, despite the increase in non-performing assets at March 31, 2002, loan quality and ratios remain strong.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans

	March 31 2003	December 31 2002

Non-Performing loans:
Loans 90 days or more past due and still accruing	$4,371	$2,156
Non-accrual loans	418,515	156,156

Total non-performing loans	422,886	158,312
Other real estate owned	56,222	9,492

Total non-performing assets	$479,108	$167,804

Non-performing loans to total loans	0.27%	0.10%
Non-performing assets to total assets	0.18%	0.06%

            The Company had no restructured loans at March 31, 2003 and December 31, 2002.  Impaired loans totaled $229,170 at March 31, 2003 and $151,114 at December 31, 2002.

Allowance for Loan Losses

            The allowance for loan losses is maintained at a level sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements.  The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit.  The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Company.

            Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment for all loans, including real estate mortgages and consumer loans.  This methodology assigns reserves based upon credit risk ratings for all loans.  The reserves are based upon various factors, including historical performance, and the current economic environment.  Management continually reviews the process used to determine the adequacy of the allowance for loan losses.  Allocations to the allowance for loan losses, both specific and general, are determined after this review.  Loans are classified based on internal reviews and evaluations performed by the lending staff.  These evaluations are, in turn, examined by the Company’s internal loan review specialist.  A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications.

            The allowance for loan losses amounted to $1,729,882 at March 31, 2003, an increase of $60,000 from December 31, 2002.  The ratio of the allowance for loan losses to total loans was 1.15% at March 31, 2003 and 1.11% at December 31, 2002, respectively.  The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

            The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	March 31, 2003	March 31, 2002

Balance, beginning of period	1,669,882	$1,414,495
Provision charged to operating expenses	60,000	60,000
Loans charged off	0	(7,337)
Recoveries	0	20,946

Net (charge offs) / recoveries	0	13,609

Balance, end of period	$1,729,882	$1,488,104

Loans:
At period end	$150,606,154	$126,720,287
Average during the period	159,930,491	131,824,110
Net charge offs to average loans outstanding	0.00%	0.01%
Allowance for loan losses to:
Total loans at period end	1.15%	1.17%
Non-performing loans	409.07%	2,444.85%

Deposits

            Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

            Total deposits decreased $4,051,863 or 1.9% to $214,943,135 at March 31, 2003 from $218,994,998 at December 31, 2002.  This decrease in total deposits was primarily the result of a $5,125,229 decrease in interest bearing deposits to $174,060,018, as management believes that depositors with maturing time deposits migrated from the Company in searching for higher rates during the current period of financial market volatility and economic uncertainty.  This was partially offset by a $1,073,366 increase in non-interest bearing deposits to $40,883,117.

Other Borrowings

            Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.  The balance of other borrowings at March 31, 2003 consisted of FHLB borrowings of $15,500,000.  The balance of other borrowings at December 31, 2002 was $18,000,000 consisting of FHLB borrowings of $15,500,000 and federal funds purchased of $2,500,000.

Trust Preferred Securities

            On April 12, 2002, the Company, through its wholly owned subsidiary, 1ST Constitution Capital Trust I, a statutory business trust, issued $5.0 million of floating rate Trust Preferred Securities in a pooled institutional placement transaction.  The Trust has no independent assets or operations, and exists for the sole purpose of issuing the Trust Preferred Securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.  The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of the Company, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company.  The principal amount of subordinated debentures held by the Trust equals the aggregate liquidation amount of its Trust Preferred Securities and its common securities.  The junior subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding Trust Preferred Securities.  The Company fully and unconditionally guarantees the Trust’s obligations under the Trust Preferred Securities.  The Trust Preferred Securities mature April 22, 2032 and have a current rate of 5.32%.  The Trust Preferred Securities are redeemable in whole or in part prior to maturity after April 22, 2007.

Shareholders’ Equity And Dividends

            Shareholders’ equity at March 31, 2003 totaled $21,383,141, an increase of $388,229, or 1.8%, compared to December 31, 2002.  Book value per common share rose to $14.36 at March 31, 2003 compared to $14.26 at December 31, 2002.

            The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY”.

            The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio

As of March 31, 2003 -
Total capital to risk weighted assets	$27,474,734	14.99%
Tier 1 capital to risk weighted assets	25,744,852	14.05%
Tier 1 capital to average assets	25,744,852	9.84%
As of December 31, 2002 -
Total capital to risk weighted assets	$26,849,002	14.75%
Tier 1 capital to risk weighted assets	25,179,120	13.84%
Tier 1 capital to average assets	25,179,120	9.64%

            The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2003, the ratios of the Company exceeded the ratios required to be considered well capitalized.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

            At March 31, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

            Liquidity measures the ability to satisfy current and future cash flow needs as they become due.  Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

            The Company has established a borrowing relationship with the FHLB and its correspondent banks which further supports and enhances liquidity.

            The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2003, the balance of cash and cash equivalents was $18,205,175.

            Net cash provided by operating activities totaled $7,128,071 in 2003 compared to $2,816,022 in 2002.  The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

            Net cash provided by investing activities totaled $8,026,859 in 2003 compared to $3,302,824 used in investing activities in 2002.  The current period amount was the result of a higher volume of securities maturities and prepayments for the three months ended March 31, 2003.

            Net cash used in financing activities amounted to $6,544,129 in 2003 compared to $5,870,622 used in financing activities in 2002.  The current period amount resulted primarily from a modest decrease in deposits and other borrowings during the three months period ended March 31, 2003 compared to the same prior year period.

            The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  During 2003, maturities of investment securities totaled $12,791,325.  Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Market Risk Analysis

            To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At March 31, 2003 and December 31, 2002, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

            The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2003 and December 31, 2002.

Market Risk Analysis

	March 31, 2003			December 31, 2002

Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$26,158,000	$22,822,000	$23,447,000	$25,681,000	$22,917,000	$22,645,000
Change		(3,335,000)	(2,711,000)		(2,764,000)	(3,036,000)
Change as a % of assets		(1.27)%	(1.03)%		(1.03)%	(1.13)%

Item 3.          Controls and Procedures.

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President and Treasurer (the Company’s principal accounting officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		3(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

		3(ii)	Bylaws of the Company (conformed copy)

		3(ii)(A)	Amendment to Bylaws of the Company

	(b)	Reports on Form 8-K

            On February 21, 2003, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5 - Other Events and Regulation FD Disclosure.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: May 14, 2003	By:	/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, Robert F. Mangano, certify that:

          1.          I have reviewed this quarterly report on Form 10-QSB of 1st Constitution Bancorp;

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

                      b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                      c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                      a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                      b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer

I, Joseph M. Reardon, certify that:

          1.          I have reviewed this quarterly report on Form 10-QSB of 1st Constitution Bancorp;

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

                      b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                      c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                      a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                      b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer