Form 10QSB
period 2003-06-30
1ST CONSTITUTION BANCORP
filed 2003-08-12
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

(Former name, former address and former fiscal year, if changed since last report)

          As of August 6, 2003 there were 1,488,367 shares of common stock, no par value, outstanding.

          Transitional Small Business Disclosures Format (check one):

Yes ☐	No ☒

1ST CONSTITUTION BANCORP

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Condition
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CASH AND DUE FROM BANKS	$4,927,725	$9,542,010
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	5,512	52,364

Total cash and cash equivalents	4,933,237	9,594,374

SECURITIES:
Available for sale, at market value	84,982,845	82,028,866
Held to maturity (market value of $7,048,980 and $7,434,716 in 2003 and 2002, respectively)	6,626,980	7,171,913

Total securities	91,609,825	89,200,779

LOANS HELD FOR SALE	7,459,741	11,145,006

LOANS	171,187,668	151,049,736
Less- Allowance for loan losses	(1,784,988)	(1,669,882)

Net loans	169,402,680	149,379,854

PREMISES AND EQUIPMENT, net	1,283,528	1,276,942
ACCRUED INTEREST RECEIVABLE	1,362,185	1,263,003
BANK OWNED LIFE INSURANCE	6,209,068	6,069,705
OTHER ASSETS	770,653	778,214

Total assets	$283,030,917	$268,707,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$43,203,972	$39,809,751
Interest bearing	168,827,765	179,185,247

Total deposits	212,031,737	218,994,998
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	2,265,000	2,554,815
OTHER BORROWINGS	38,500,000	18,000,000
REDEEMABLE TRUST PREFERRED SECURITIES	5,000,000	5,000,000
ACCRUED INTEREST PAYABLE	1,020,016	1,211,902
ACCRUED EXPENSES AND OTHER LIABILITIES	2,064,270	1,951,320

Total liabilities	260,881,023	247,713,035

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,489,367 and 1,480,539 shares issued and 1,488,367 and 1,472,368 outstanding as of June 30, 2003 and December 31, 2002, respectively	17,608,149	17,320,091
Retained earnings	4,053,332	2,978,873
Treasury Stock, shares at cost (1,000 shares at June 30, 2003 and 8,171 shares at December 31, 2002, respectively)	(28,368)	(119,844)
Accumulated other comprehensive income	516,781	815,722

Total shareholders’ equity	22,149,894	20,994,842

Total liabilities and shareholders’ equity	$283,030,917	$268,707,877

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest on loans	$2,849,250	$2,470,913	$5,601,937	$4,935,960
Interest on securities
Taxable	600,720	965,390	1,311,125	1,786,388
Tax-exempt	82,015	37,581	142,209	75,162
Interest on Federal funds sold and short-term investments	1,931	58,104	5,573	117,641

Total interest income	3,533,916	3,531,988	7,060,844	6,915,151

INTEREST EXPENSE
Interest on deposits	815,259	965,863	1,660,349	2,003,886
Interest on Federal funds purchased securities sold under agreement to repurchase and other borrowed funds	235,113	231,772	464,135	456,501
Interest on redeemable trust preferred securities	64,438	68,256	130,923	68,256

Total interest expense	1,114,810	1,265,891	2,255,407	2,528,643

Net interest income	2,419,106	2,266,097	4,805,437	4,386,508
Provision for loan losses	60,000	60,000	120,000	120,000

Net interest income after provision for loan losses	2,359,106	2,206,097	4,685,437	4,266,508

NON-INTEREST INCOME
Service charges on deposit accounts	158,333	122,547	303,975	243,481
Gain on sale of loans held for sale	503,518	254,555	893,960	567,683
Other income	148,395	62,408	272,414	119,394

Total other income	810,246	439,510	1,470,349	930,558

NON-INTEREST EXPENSE
Salaries and employee benefits	1,137,630	833,213	2,221,190	1,702,169
Occupancy expense	204,334	187,701	404,629	369,024
Other operating expenses	623,924	648,702	1,207,938	1,206,277

Total other expense	1,965,888	1,669,616	3,833,757	3,277,470

Income before income taxes	1,203,464	975,991	2,322,029	1,919,596
Income taxes	425,449	352,601	819,145	697,314

Net income	$778,015	$623,390	$1,502,884	$1,222,282

NET INCOME PER SHARE
Basic	$0.52	$0.42	$1.01	$0.83
Diluted	$0.50	$0.40	$0.97	$0.79
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,488,977	1,472,042	1,483,160	1,470,079
Diluted	1,556,005	1,540,144	1,557,124	1,538,181

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$1,502,884	$1,222,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Provision for loan losses	120,000	120,000
Depreciation and amortization	164,870	156,435
Net amortization on securities	672,346	115,466
Gain on sale of loans held for sale	(893,960)	(567,683)
Originations of loans held for sale	(42,893,085)	(29,091,610)
Proceeds from sales of loans held for sale	47,472,310	35,102,935
Increase in accrued interest receivable	(99,182)	(65,777)
Income on Bank-owned life insurance	139,363	—
Increase in other assets	(151,038)	(458,306)
Decrease in accrued interest payable	(191,886)	(421,199)
Increase in accrued expenses and other liabilities	112,950	817,040

Net cash provided by operating activities	5,955,572	6,929,583

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(32,666,261)	(24,484,602)
Held to maturity	(198,102)	—
Proceeds from maturities and prepayments of securities -
Available for sale	28,579,944	11,555,413
Held to maturity	735,068	751,061
Net increase in loans	(20,142,826)	(5,301,847)
Capital expenditures	(171,456)	(205,988)

Net cash used in investing activities	(23,863,633)	(17,685,963)

FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and time deposits	(6,963,261)	4,607,915
Net (decrease) increase in securities sold under agreements to repurchase	(289,815)	389,877
Proceeds from issuance of trust preferred securities	—	5,000,000
Net increase in other borrowings	20,500,000	—

Net cash provided by financing activities	13,246,924	9,997,792

Decrease in cash and cash equivalents	(4,661,137)	(758,588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,594,374	21,928,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,933,237	$21,169,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,447,293	$2,949,842
Income taxes	$896,209	$783,480

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2003 (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the SEC on March 20, 2003.

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

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method.  Potential shares of common stock resulting from stock option agreements totaled 67,028 and 68,102 for the three months ended June 30, 2003 and June 30, 2002, respectively and 73,964 and 68,102 for the six months ended June 30, 2003 and June 30, 2002, respectively.  All share amounts have been restated for the effect of a 5% stock dividend declared in 2002.

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

	Three months ended June 30,

	2003	2002

Net income -
As reported	$778,015	$623,390
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(4,387)	(2,216)

Pro forma	$773,628	$621,174
Net income per share -
As reported -
Basic	$0.52	$0.42
Diluted	$0.50	$0.40
Pro forma -
Basic	$0.52	$0.42
Diluted	$0.50	$0.40

	Six months ended June 30,

	2003	2002

Net income -
As reported	$1,502,884	$1,222,282
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(8,774)	(4,432)

Pro forma	$1,494,110	$1,217,850

Net income per share -
As reported -
Basic	$1.01	$0.83
Diluted	$0.97	$0.79
Pro forma -
Basic	$1.01	$0.83
Diluted	$0.97	$0.79

(2)	New Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset).  Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003.

The adoption of this Statement did not have a significant effect on the Company’s consolidated financial statements.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following discussion of the operating results and financial condition at June 30, 2003 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with Part II, Item 6 of the Company’s Form 10-KSB (Management’s Discussion and Analysis or Plan of Operation) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 20, 2003.

General

1st Constitution Bancorp (the “Company”), a bank holding company, was incorporated in February 1999 for the purpose of becoming the parent holding company of 1st Constitution Bank (the “Bank”), a full service commercial bank which began operations in August 1989.  1st Constitution Capital Trust I, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital.  The Bank operates six branches, and has two subsidiaries, 1st Constitution Investment Company, which manages an investment portfolio, and FCB Assets Holdings, Inc., which is used by the Bank to manage and dispose of repossessed real estate.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions.  These statements may be identified by such forward-looking terminology as “expect,” “believe,” “anticipate,” or by expressions of confidence such as “continuing” or “strong” or similar statements or variations of such terms.  Such forward-looking statements involve certain risks and uncertainties.  These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits, as well as other risks and uncertainties detailed from time to time in filings of the Company with the U.S. Securities and Exchange Commission.  Actual results may differ materially from such forward-looking statements.  These forward-looking statements speak only as of the date of this document.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and June 30, 2002

Summary

The Company realized net income of $778,015 for the three months ended June 30, 2003 as compared to $623,390 reported for the same period in 2002.  Net income per diluted share was $0.50 for the three months ended June 30, 2003 compared to $0.40 per diluted share for the three months ended June 30, 2002.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2003 was $3,533,916, increasing modestly from the $3,531,988 reported in the three months ended June 30, 2002.  This is primarily attributable to the declining interest rate environment that existed throughout 2002 and continued into the second quarter of 2003.  For the three months ended June 30, 2003, average interest earning assets increased $29,628,173 or 13.5%, compared to the three months ended June 30, 2002.  The increase in interest income resulting from increases in earning asset volume was nearly offset by a decrease in the average yield earned on these assets.  For the three months ended June 30, 2003, the average yield on earning assets decreased 74 basis points to 5.76% from 6.50% for the same period last year.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $1,114,810, a decrease of $151,081 from $1,265,891 reported in the three months ended June 30, 2002.  The average cost of interest bearing liabilities decreased 76 basis points to 2.23% for the three months ended June 30, 2003 from 2.99% for the three months ended June 30, 2002, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds.  Total average interest bearing liabilities increased by $30,300,375 to $200,261,685 for the three months ended June 30, 2003 from $169,961,310 for the three months ended June 30, 2002.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was an increase of $153,009 in net interest income.  The net interest margin, on a fully taxable equivalent basis, decreased 21 basis points to 3.97% for the three months ended June 30, 2003 from 4.18% for the three months ended June 30, 2002.  The decrease in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the decreasing rate environment that has continued through the first six months of 2003.

Provision for Loan Losses

For each of the three months ended June 30, 2003 and June 30, 2002, the provision for loan losses was $60,000.  The comparable provisions were the result of stable loan portfolio growth combined with consistent levels of non-performing loans.  The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including Management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

Total non-interest income increased $370,736, or 84.4%, to $810,246 for the three months ended June 30, 2003 from $439,510 for the three months ended June 30, 2002.  The increase was due primarily to increases of $248,963 in gains on sale of loans held for sale and $85,987 in other income.  The declining interest rate environment that existed in 2002 and continues in 2003 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Non-Interest Expense

Non-interest expense increased $296,272, or 17.7%, to $1,965,888 for the three months ended June 30, 2003, from $1,669,616 for the three months ended June 30, 2002.  Salaries and employee benefits increased $304,417 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to (a) increased commission levels as a result of the significant increase in secondary mortgage loan sales plus (b) normal employee salary increases.  Occupancy expense increased $16,633 and other expenses decreased $24,778.  Other expenses for 2002 included additional professional fee expenses associated with the Company’s issuance of trust preferred securities during April 2002.

An important industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased for the quarter ended June 30, 2003 to 60.9% compared to 61.7% for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 and June 30, 2002

Summary

The Company realized net income of $1,502,884 for the six months ended June 30, 2003, an increase of 23.0% over the $1,222,282 realized for the six months ended June 30, 2002.  Net income per diluted share was $0.97 for the six months ended June 30, 2003 compared to $0.79 per diluted share for the six months ended June 30, 2002.

Earnings Analysis

Interest Income

For the first six months of 2003, total interest income was $7,060,844, an increase of 2.1% compared to total interest income of $6,915,151 for the first six months of 2002.  The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2003 and 2002.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)
	Six months ended June 30, 2003			Six months ended June 30, 2002

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets:
Federal Funds Sold/Short-Term Investments	$946,222	$5,573	1.19%	$12,958,635	$117,641	1.83%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	76,394,037	1,311,125	3.43%	68,602,042	1,786,387	5.21%
States and Political Subdivisions	7,169,731	210,470	5.87%	3,186,629	111,240	5.98%

Total	83,563,768	1,521,595	3.64%	71,788,671	1,897,627	5.29%
Loan Portfolio:
Commercial	40,841,427	1,438,900	7.10%	23,929,046	974,642	8.21%
Installment	10,469,031	410,064	7.90%	14,381,138	567,877	7.96%
Commercial Mortgages and Construction Wholesale	82,893,684	2,585,949	6.29%	65,311,675	2,252,536	6.95%
Residential Mortgages and Construction Retail	19,412,960	676,295	7.03%	19,215,418	720,207	7.56%
All Other Loans	9,162,220	490,729	10.90%	7,969,539	420,698	10.90%

Total	162,779,322	5,601,937	6.94%	130,806,816	4,935,960	7.61%
Total Interest-Earning Assets	247,289,312	7,129,075	5.81%	215,554,122	6,951,122	6.50%

Allowance for Loan Losses	(1,736,675)			(1,494,085)
Cash and Due From Bank	8,682,896			7,512,915
Other Assets	9,189,167			3,253,432

Total Assets	$263,424,700			$224,826,384

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$73,706,913	$385,379	1.05%	$62,734,530	$465,289	1.50%
Savings Accounts	16,902,082	83,886	1.00%	12,593,561	93,016	1.49%
Certificates of Deposit	61,416,961	919,895	3.02%	54,315,996	1,110,256	4.1230%
Certificates of Deposit of $100,000 and Over	20,042,932	271,189	2.73%	17,487,849	335,325	3.87%
Federal Funds Purchased/Other Borrowed Funds	22,339,542	464,135	4.19%	19,425,539	456,501	4.74%
Trust Preferred Securities	5,000,000	130,923	5.24%	2,237,569	68,256	5.02%

Total Interest-Bearing Liabilities	199,408,430	2,255,407	2.28%	168,795,044	2,528,643	3.02%

Net Interest Spread			3.53%			3.48%

Demand Deposits	39,629,102			34,795,928
Other Liabilities	3,059,411			3,183,819

Total Liabilities	242,096,943			206,774,791
Shareholders’ Equity	21,327,757			18,051,593

Total Liabilities and Shareholders’ Equity	263,424,700			224,826,384

Net Interest Margin		$4,873,668	3.97%		$4,422,586	4.14%

The current year increase in interest income resulted from higher average balances in the securities and loan portfolios which were partially offset by lower average yields earned on these portfolios.  Average loans increased $31,972,506, or 24.4%, to $162,779,322 for the six months ended June 30, 2003 from $130,806,816 for the six months ended June 30, 2002, while the yield on the portfolio decreased 67 basis points to 6.94% for the six months ended June 30, 2003 from 7.61% for the six months ended June 30, 2002.  The lower loan yield reflected the lower interest rate environment that existed throughout 2002 and continued into the second quarter of 2003.

Average securities increased $11,775,097, or 16.4%, from $71,788,671 for the six months ended June 30, 2002 to $83,563,768 for the six months ended June 30, 2003, while the yield on the securities portfolio decreased 165 basis points to 3.64% for the six months ended June 30, 2003 from 5.29% for the six months ended June 30, 2002.

Overall, the yield on the Company’s total interest-earning assets decreased 69 basis points to 5.81% for the six months ended June 30, 2003 from 6.50% for the six months ended June 30, 2002.

Interest Expense

Total interest expense for the six months ended June 30, 2003 was $2,255,407, a decrease of 10.8% compared to $2,528,643 for the six months ended June 30, 2002.  The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  The average rate paid on interest bearing liabilities for the six months ended June 30, 2003 decreased 74 basis points to 2.28% from 3.02% for the six months ended June 30, 2002.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2003 was $4,805,437, an increase of 9.6% compared to $4,386,508 for the six months ended June 30, 2002.  For the first six months of 2003, interest income increased by $145,693 compared to the first six months of 2002, while interest expense decreased by $273,236 for the first six months of 2003 compared to the first six months of 2002.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 3.97% for the first six months of 2003 compared to 4.14% for the first six months of 2002.  The principal factor causing the decline in the net interest margin was the lower interest rate environment that existed throughout 2002 and continued into the second quarter of 2003.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2003 and 2002 was $120,000.  The comparable provisions were the result of stable loan portfolio growth combined with consistent levels of non-performing loans.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2003 was $1,470,349, an increase of 58.0% over non-interest income of $930,558 for the six months ended June 30, 2002.  The increase was due primarily to increases in gains on loans held for sale, and in other non-interest income.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2003 was $893,960 compared to $567,683 for the six months ended June 30, 2002.  The declining interest rate environment that existed in 2002 and continues in 2003 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $303,975 for the six months ended June 30, 2003 compared to $243,481 for the six months ended June 30, 2002.  Service charge income increased in 2003 principally due to increases in income from overdraft fees and wire transfer service fees.

The other income component of non-interest income amounted to $272,414 for the six months ended June 30, 2003 compared to $119,394 for the six months ended June 30, 2002.  This component includes income from Bank Owned Life Insurance (“BOLI”) which amounted to $139,363 for the six months ended June 30, 2003.  In April 2001, the Company purchased $6.0 million in tax-free BOLI assets which offset the cost of deferred compensation plans and reduced the overall effective tax rate.

The Company also generates non-interest income from a variety of other fee-based services. These fees are monitored closely by management to reflect current charges amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2003 was $3,833,757, an increase of 17.0% compared to non-interest expense of $3,277,470 for the six months ended June 30, 2002.

The following table presents the major components of non-interest expense for the six months ended June 30, 2003 and 2002.

	Six months ended June 30,

	2003	2002

Non-interest Expenses
Salaries and employee benefits	$2,221,190	$1,702,169
Occupancy expense	404,629	369,024
Equipment expense	228,472	209,132
Marketing	121,277	125,506
Computer services	241,234	271,196
Regulatory, professional and other fees	316,218	232,211
Office expense	156,921	145,722
All other expenses	143,816	222,510

	$3,833,757	$3,277,470

Salaries and employee benefits increased 30.5% to $2,221,190 for the six months ended June 30, 2003 compared to $1,702,169 for the six months ended June 30, 2002.  This increase reflects the increase in commission levels due to the significant increase in secondary market mortgage loan sales plus normal employee salary increases.

The Company’s ratio of non-interest expense to average assets remained consistent at 2.94% for the six months ended June 30, 2003 compared to 2.94% for the six months ended June 30, 2002.  The Company’s efficiency ratio decreased to 61.1% for the six months ended June 30, 2003 compared to a ratio of 61.6% for the six months ended June 30, 2002.

Financial Condition

June 30, 2003 Compared with December 31, 2002

Total consolidated assets at June 30, 2003 totaled $283,030,917, an increase of $14,323,040, or 5.3%, compared to $268,707,877 at December 31, 2002.  The growth in the Company’s asset base was primarily due to increases in the loan and securities portfolios.

The following discussion addresses the major components of the Company’s balance sheet.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2003 totaled $4,933,237 compared to $9,594,374 at December 31, 2002.  Cash and cash equivalents at June 30, 2003 consisted of cash and due from banks of $4,927,725 and Federal funds sold/short term investments of $5,512.  The corresponding balances at December 31, 2002 were $9,542,010 and $52,364, respectively.  The balance of cash and cash equivalents at June 30, 2003 decreased primarily due to management’s efforts to optimize the use of available cash for funding loan and securities portfolio growth.

Securities

Securities represented 32.5% of total assets at June 30, 2003 and 33.2% at December 31, 2002.  Total securities increased $2,409,046 or 2.7% at June 30, 2003 to $91,609,825 compared to $89,200,779 at December 31, 2002.

Securities available for sale totaled $84,982,845 at June 30, 2003, an increase of $2,953,979 or 3.6% from December 31, 2002.  During the first six months of 2003, $32,666,261 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $6,626,980 at June 30, 2003, a decrease of $544,933 or 7.6% from December 31, 2002.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income.  Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2003 and December 31, 2002.

Loan Portfolio Composition

	June 30, 2003		December 31, 2002

Component	Amount	% of total	Amount	% of total

Construction loans	$47,134,385	27.5%	$32,342,880	21.4%
Residential real estate loans	8,615,297	5.0%	9,023,228	6.0%
Commercial and industrial loans	97,113,168	56.7%	89,415,759	59.2%
Loans to individuals	14,491,705	8.5%	14,851,742	9.8%
Lease financing	3,167,778	1.9%	4,773,528	3.2%
All other loans	665,335	0.4%	642,599	0.4%

	$171,187,668	100.0%	$151,049,736	100.0%

The loan portfolio increased at June 30, 2003 to $171,187,668 from $151,049,736 at December 31, 2002.  The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships.  The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the economic environment of the Company’s marketplace and the real estate market.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are composed of (1) loans on a non-accrual basis, (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual, and (3) loans whose terms have been restructured to provide a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower.

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

Nonaccrual loans amounted to $728,036 at June 30, 2003, an increase of $571,880 from $156,156 at December 31, 2002.  As the table below demonstrates, despite the increase in non-performing assets at June 30, 2003, loan quality and ratios remain strong.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans

	June 30, 2003	December 31, 2002

Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$2,156
Non-accrual loans	728,036	156,156

Total non-performing loans	728,036	158,312
Other real estate owned	59,073	9,492

Total non-performing assets	$787,109	$167,804

Non-performing loans to total loans	0.43%	0.10%
Non-performing assets to total assets	0.28%	0.06%

The Company had no restructured loans at June 30, 2003 and December 31, 2002.  Impaired loans totaled $543,016 at June 30, 2003 and $151,114 at December 31, 2002.

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

The allowance for loan losses amounted to $1,784,988 at June 30, 2003, an increase of $115,106 from December 31, 2002.  The ratio of the allowance for loan losses to total loans was 1.04% at June 30, 2003 and 1.11% at December 31, 2002, respectively.  The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	June 30, 2003	June 30, 2002

Balance, beginning of period	$1,669,882	$1,414,495
Provision charged to operating expenses	120,000	120,000
Loans charged off	(4,894)	(7,337)
Recoveries	0	20,946

Net (charge offs) / recoveries	(4,894)	13,609

Balance, end of period	$1,784,988	$1,548,104

Loans:
At period end	$171,187,668	$130,252,939
Average during the period	162,779,322	130,806,816
Net charge offs to average loans outstanding	0.00%	0.01%
Allowance for loan losses to:
Total loans at period end	1.04%	1.19%
Non-performing loans	245.18%	4,845.09%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $6,963,261 or 3.2% to $212,031,737 at June 30, 2003 from $218,994,998 at December 31, 2002.  This decrease in total deposits was primarily the result of a $10,357,482 decrease in interest bearing deposits to $168,827,765, as management believes that depositors with maturing time deposits migrated from the Company searching for higher rates during the current period of financial market volatility and economic uncertainty.  This was partially offset by a $3,394,221 increase in non-interest bearing deposits to $43,203,972.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.  The balance of other borrowings at June 30, 2003 consisted of fixed rate term FHLB borrowings of $32,000,000 and overnight funds purchased of $6,500,000.  The balance of other borrowings at December 31, 2002 was $18,000,000 consisting of FHLB borrowings of $15,500,000 and overnight funds purchased of $2,500,000.

Trust Preferred Securities

On April 12, 2002, the Company, through its wholly owned subsidiary, 1ST Constitution Capital Trust I, a statutory business trust, issued $5.0 million of floating rate Trust Preferred Securities in a pooled institutional placement transaction.  The Trust has no independent assets or operations, and exists for the sole purpose of issuing the Trust Preferred Securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company.  The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of the Company, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company.  The principal amount of subordinated debentures held by the Trust equals the aggregate liquidation amount of its Trust Preferred Securities and its common securities.  The junior subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding Trust Preferred Securities.  The Company fully and unconditionally guarantees the Trust’s obligations under the Trust Preferred Securities.  The Trust Preferred Securities mature April 22, 2032 and have a current rate of 4.99%.  The Trust Preferred Securities are redeemable in whole or in part prior to maturity after April 22, 2007.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2003 totaled $22,149,894, an increase of $1,155,052, or 5.5%, compared to December 31, 2002.  Book value per common share rose to $14.88 at June 30, 2003 compared to $14.26 at December 31, 2002.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY”.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio

As of June 30, 2003 -
Total capital to risk weighted assets	$28,418,101	14.18%
Tier 1 capital to risk weighted assets	26,633,113	13.29%
Tier 1 capital to average assets	26,633,113	10.04%
As of December 31, 2002 -
Total capital to risk weighted assets	$26,849,002	14.75%
Tier 1 capital to risk weighted assets	25,179,120	13.84%
Tier 1 capital to average assets	25,179,120	9.64%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2003, the ratios of the Company exceeded the ratios required to be considered well capitalized.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2003, the balance of cash and cash equivalents was $4,993,237.

Net cash provided by operating activities totaled $5,955,573 for the six months ended June 30, 2003 compared to $6,929,583 in 2002.  The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $23,863,634 for the six months ended June 30, 2003 compared to $17,685,963 used in investing activities in 2002.  The increase of $6,177,671 was the result of a higher volume of securities purchases and loan portfolio growth for the six months ended June 30, 2003.

Net cash provided by financing activities amounted to $13,246,924 for the six months ended June 30, 2003 compared to $9,997,792 in 2002.  The current period amount resulted primarily from an increase in other borrowings partially offset by a modest decrease in deposits during the six months ended June 30, 2003 compared to the six months ended June 30, 2003.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  During the first six months of 2003, maturities of investment securities totaled $29,315,012.  Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments.  Management believes that hedging instruments currently available are not cost-effective, and therefore has focused its efforts on increasing the Company’s spread by attracting lower-cost retail deposits.

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At June 30, 2003 and December 31, 2002, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3.00% guideline, as shown in the tables below.

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

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at June 30, 2003 and December 31, 2002.

Market Risk Analysis

	June 30, 2003			December 31, 2002

Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$26,711,000	$23,510,000	$22,038,000	$25,681,000	$22,917,000	$22,645,000
Change		(3,201,000)	(4,673,000)		(2,764,000)	(3,036,000)
Change as a % of assets		(1.13)%	(1.65)%		(1.03)%	(1.13)%

Item 3.           Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 15, 2003.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 1,367,726 shares of common stock of a total number of 1,489,367 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Charles S. Crow, III was re-elected as a Class I director of the Company, with 1,239,417 shares votes cast for and 128,309 shares withheld. There were no broker non-votes.  Directors whose term of office continued following the meeting were Robert F. Mangano, Edward D. Knapp, William M. Rue, and Frank E. Walsh, III.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2003.  The proposal was approved by the shareholders, with 1,356,126 shares voting in favor of the proposal, 9,037 shares voting against the proposal, and 2,563 shares abstaining.  There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits

3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

* filed herewith

(b) Reports on Form 8-K

During the period covered by this report, no Current Reports on Form 8-K were filed by the Company with the Commission. On April 15, 2003, the Company furnished the Commission with information regarding earnings and other financial results for the quarter ended March 31, 2003, pursuant to Items 9 and 12 of Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: August 12, 2003	By:	/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2003	By:	/s/ JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer (Principal Accounting Officer)