Form 10QSB
period 2003-09-30
1ST CONSTITUTION BANCORP
filed 2003-11-03
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 30, 2003, there were 1,487,967 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosures Format (check one):  Yes  ☐    No  ☒

1ST CONSTITUTION BANCORP

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Condition

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CASH AND DUE FROM BANKS	$10,506,071	$9,542,010
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	15,406,908	52,364

Total cash and cash equivalents	25,912,979	9,594,374

SECURITIES:
Available for sale, at market value	75,137,161	82,028,866
Held to maturity (market value of $6,759,267 and $7,434,716 in 2003 and 2002, respectively)	6,456,818	7,171,913

Total securities	81,593,979	89,200,779

LOANS HELD FOR SALE	5,066,550	11,145,006

LOANS	155,913,532	151,049,736
Less- Allowance for loan losses	(1,751,242)	(1,669,882)

Net loans	154,162,290	149,379,854

PREMISES AND EQUIPMENT, net	1,291,136	1,276,942
ACCRUED INTEREST RECEIVABLE	1,150,005	1,263,003
BANK OWNED LIFE INSURANCE	6,271,756	6,069,705
OTHER ASSETS	991,202	778,214

Total assets	$276,439,897	$268,707,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$41,894,104	$39,809,751
Interest bearing	180,808,758	179,185,247

Total deposits	222,702,862	218,994,998
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	2,016,470	2,554,815
OTHER BORROWINGS	21,500,000	18,000,000
REDEEMABLE TRUST PREFERRED SECURITIES	5,000,000	5,000,000
ACCRUED INTEREST PAYABLE	882,873	1,211,902
ACCRUED EXPENSES AND OTHER LIABILITIES	1,735,823	1,951,320

Total liabilities	253,838,028	247,713,035

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,490,826 and 1,481,059 shares issued and 1,488,067 and 1,472,389 outstanding as of September 30, 2003 and December 31, 2002, respectively	17,666,623	17,320,091
Retained earnings	5,058,915	2,978,873
Treasury Stock, shares at cost (1,300 shares at September 30, 2003 and 8,670 shares at December 31, 2002, respectively)	(36,656)	(119,844)
Accumulated other comprehensive income / (loss)	(87,013)	815,722

Total shareholders’ equity	22,601,869	20,994,842

Total liabilities and shareholders’ equity	$276,439,897	$268,707,877

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest on loans	$2,897,516	$2,611,140	$8,499,453	$7,547,100
Interest on securities
Taxable	622,215	974,799	1,933,340	2,761,187
Tax-exempt	85,114	37,952	227,323	113,114
Interest on Federal funds sold and short-term investments	1,396	53,720	6,969	171,361

Total interest income	3,606,241	3,677,611	10,667,085	10,592,762

INTEREST EXPENSE
Interest on deposits	757,576	1,005,670	2,417,925	3,009,556
Interest on Federal funds purchased securities sold under agreement to repurchase and other borrowed funds	261,413	238,397	725,548	694,898
Interest on redeemable trust preferred securities	63,761	76,864	194,684	145,120

Total interest expense	1,082,750	1,320,931	3,338,157	3,849,574

Net interest income	2,523,491	2,356,680	7,328,928	6,743,188
Provision for loan losses	60,000	60,000	180,000	180,000

Net interest income after provision for loan losses	2,463,491	2,296,680	7,148,928	6,563,188

NON-INTEREST INCOME
Service charges on deposit accounts	124,799	119,632	428,774	363,113
Gain on sale of loans held for sale	399,612	132,265	1,016,764	460,867
Income on Bank – owned life insurance	62,688	—	202,051	—
Other income	94,383	65,934	227,434	185,328

Total other income	681,482	317,831	1,875,023	1,009.308

NON-INTEREST EXPENSE
Salaries and employee benefits	1,022,114	783,736	2,966,496	2,246,824
Occupancy expense	199,198	183,815	603,827	552,840
Other operating expenses	601,106	536,391	1,809,044	1,742,668

Total other expense	1,822,418	1,503,942	5,379,367	4,542,332

Income before income taxes	1,322,555	1,110,569	3,644,584	3,030,164
Income taxes	469,722	420,745	1,288,867	1,118,058

Net income	$852,833	$689,824	$2,355,717	$1,912,106

NET INCOME PER SHARE
Basic	$0.57	$0.47	$1.59	$1.30
Diluted	$0.55	$0.45	$1.51	$1.25
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,489,074	1,472,636	1,485,153	1,470,941
Diluted	1,557,691	1,533,963	1,558,990	1,532,268

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Consolidated Statements Of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$2,355,717	$1,912,106
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	180,000	180,000
Depreciation and amortization	249,803	239,915
Net amortization on securities	1,006,940	219,638
Gain on sale of loans held for sale	(1,485,762)	(758,964)
Originations of loans held for sale	(65,616,944)	(41,813,269)
Proceeds from sales of loans held for sale	73,181,162	44,883,966
(Decrease) increase in accrued interest receivable	(112,998)	117,860
Income on Bank-owned life insurance	202,051	—
Increase in other assets	232,115	1,703,750
Decrease in accrued interest payable	(329,029)	(286,025)
(Decrease) increase in accrued expenses and other liabilities	(215,497)	1,757,940

Net cash provided by operating activities	9,647,558	8,156,917

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(42,820,888)	(41,456,000)
Held to maturity	(198,102)	(305,523)
Proceeds from maturities and prepayments of securities -
Available for sale	47,344,551	22,316,391
Held to maturity	902,400	966,211
Net increase in loans	(4,962,436)	(15,492,886)
Capital expenditures	(263,997)	(502,370)

Net cash provided by (used in) investing activities	1,528	(34,474,177)

FINANCING ACTIVITIES:

Net increase in demand, savings and time deposits	3,707,864	25,892,892
Net (decrease) increase in securities sold under agreements to repurchase	(538,345)	332,663
Proceeds from issuance of trust preferred securities	—	5,000,000
Net increase in other borrowings	3,500,000	—

Net cash provided by financing activities	6,669,519	31,225,555

Increase in cash and cash equivalents	16,318,605	4,908,295

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,594,374	21,928,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,912,979	$26,836,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,667,186	$4,135,599
Income taxes	$1,380,230	$1,193,980

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2003 (Unaudited)

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

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 68,617 and 61,327 for the three months ended September 30, 2003 and September 30, 2002, respectively, and 73,837 and 61,327 for the nine months ended September 30, 2003 and September 30, 2002, respectively. All share amounts have been restated for the effect of a 5% stock dividend declared in 2002.

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

	Three months ended September 30,
	2003	2002
Net income -
As reported	$852,833	$689,824
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(4,387)	(2,216)

Pro forma	$848,446	$687,608

Net income per share -
As reported -
Basic	$0.57	$0.47
Diluted	$0.55	$0.45
Pro forma -
Basic	$0.57	$0.47
Diluted	$0.54	$0.45

	Nine months ended September 30,
	2003	2002
Net income -
As reported	$2,355,717	$1,912,106
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(13,161)	(6,648)

Pro forma	$2,342,556	$1,905,458

Net income per share -
As reported -
Basic	$1.59	$1.30
Diluted	$1.51	$1.25
Pro forma -
Basic	$1.58	$1.30
Diluted	$1.50	$1.24

(2)	New Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003.

In its current form, FIN 46 may require the Company to de-consolidate its investment in 1st Constitution Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like 1st Constitution Capital Trust I, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not allowed to include the $5.0 million in trust preferred securities issued by 1st Constitution Capital Trust I in Tier 1 capital, the Company would remain “well capitalized.”

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the operating results and financial condition at September 30, 2003 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and September 30, 2002

Summary

The Company realized net income of $852,833 for the three months ended September 30, 2003 as compared to $689,824 reported for the same period in 2002. Net income per diluted share was $0.55 for the three months ended September 30, 2003 compared to $0.45 per diluted share for the three months ended September 30, 2002.

Earnings Analysis

Interest Income

Interest income decreased $71,370, or 1.94%, to $3,606,241 for the three months ended September 30, 2003 from $3,677,611 for the three months ended September 30, 2002. This is primarily attributable to the declining interest rate environment that existed throughout 2002 and continued into the third quarter of 2003. Average interest earning assets increased $26,944,469, or 11.5%, to $262,202,370 for the three months ended September 30, 2003 from $235,257,901 for the three months ended September 30, 2002. The decrease in interest income resulted from increases in earning asset volume offset by a decrease in the average yield earned on these assets. The average yield on earning assets decreased 71 basis points to 5.52% for the three months ended September 30, 2003 from 6.23% for the three months ended September 30, 2002.

Interest Expense

Interest expense decreased $238,181, or 18%, to $1,082,750 for the three months ended September 30, 2003 from $1,320,931 for the three months ended September 30, 2002. The average cost of interest bearing liabilities decreased 82 basis points to 2.01% for the three months ended September 30, 2003 from 2.83% for the three months ended September 30, 2002, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $28,528,135, or 15.43%, to $213,392,322 for the three months ended September 30, 2003 from $184,864,187 for the three months ended September 30, 2002.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was an increase of $166,811, or 7.1%, in net interest income to $2,523,491 for the three months ended September 30, 2003 from $2,356,680 for the three months ended September 30, 2002. The net interest margin, on a fully taxable equivalent basis, decreased 13 basis points to 3.88% for the three months ended September 30, 2003 from 4.01% for the three months ended September 30, 2002. The decrease in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the decreasing rate environment that has continued through the first nine months of 2003.

Provision for Loan Losses

For each of the three months ended September 30, 2003 and September 30, 2002, the provision for loan losses was $60,000. The comparable provisions were the result of stable loan portfolio growth combined with consistent levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including Management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

Total non-interest income increased $363,651, or 114.4%, to $681,482 for the three months ended September 30, 2003 from $317,831 for the three months ended September 30, 2002. The increase was due primarily to increases of $267,347 in gains on sale of loans held for sale, $62,688 in income on Bank-owned life insurance and $28,449 in other income. The declining interest rate environment that existed in 2002 and continues in 2003 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Non-Interest Expense

Non-interest expense increased $318,476, or 21.2%, to $1,822,418 for the three months ended September 30, 2003, from $1,503,942 for the three months ended September 30, 2002. Salaries and employee benefits increased $238,378 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to (a) increased staffing levels to support the significant increase in secondary mortgage loan sales plus (b) normal employee salary increases. Occupancy expense increased $15,383 and other expenses increased $64,715. Other expenses for 2002 included additional professional fee expenses associated with the Company’s issuance of trust preferred securities during April 2002.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio for the three months ended September 30, 2003 was 59.3% compared to 57.2% for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

Summary

The Company’s net income increased $443,611, or 23.2%, to $2,355,717 for the nine months ended September 30, 2003 from $1,912,106 for the nine months ended September 30, 2002. Net income per diluted share increased $0.26, or 20.8%, to $1.51 for the nine months ended September 30, 2003 from $1.25 per diluted share for the nine months ended September 30, 2002.

Earnings Analysis

Interest Income

Total interest income increased $74,323, or 0.70%, to $10,667,085 for the nine months ended September 30 2003 from $10,592,762 for the nine months ended September 30, 2002. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for each of the nine month periods ended September 30, 2003 and 2002, respectively.

Average Balance Sheets with Resultant Interest and Rates

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
(yields on a tax-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$884,616	$6,969	1.05%	$12,665,594	$171,361	1.81%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	77,213,925	1,933,340	3.34%	73,087,700	2,761,187	5.04%
States and Political Subdivisions	7,772,851	336,438	5.77%	3,196,932	167,408	6.98%

Total	84,986,776	2,269,778	3.56%	76,284,632	2,928,595	5.12%
Loan Portfolio:
Commercial	39,999,606	2,130,077	7.12%	26,587,012	1,591,525	8.00%
Installment	9,693,342	559,582	7.72%	14,165,768	841,878	7.95%
Commercial Mortgages and Construction Wholesale	87,619,928	4,051,525	6.18%	66,216,955	3,439,061	6.94%
Residential Mortgages and Construction Retail	20,093,446	978,584	6.51%	18,311,111	998,216	7.29%
All Other Loans	9,065,972	779,685	11.50%	7,941,081	676,421	10.90%

Total	166,472,294	8,499,453	6.83%	133,221,927	7,547,101	7.57%

Total Interest-Earning Assets	252,343,686	10,776,200	5.71%	222,172,153	10,647,057	6.41%

Allowance for Loan Losses	(1,764,046)			(1,524,801)
Cash and Due From Bank	8,776,035			8,320,703
Other Assets	8,528,807			3,197,888

Total Assets	$267,884,482			$232,165,943

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$74,025,512	$556,678	1.01%	$65,373,881	$725,325	1.48%
Savings Accounts	17,481,460	118,315	0.90%	12,861,217	142,760	1.48%
Certificates of Deposit	62,219,596	1,340,644	2.88%	55,555,309	1,652,680	3.98%
Certificates of Deposit of $100,000 and Over	19,430,523	402,288	2.77%	17,718,921	488,791	3.69%
Federal Funds Purchased/Other Borrowed Funds	25,992,498	725,548	3.73%	19,510,736	694,898	4.76%
Trust Preferred Securities	5,000,000	194,684	5.13%	3,168,498	145,120	6.02%

Total Interest-Bearing Liabilities	204,149,589	3,338,157	2.19%	174,188,562	3,849,574	2.95%

Net Interest Spread			3.52%			3.45%

Demand Deposits	40,080,999			36,165,237
Other Liabilities	2,161,926			3,226,972

Total Liabilities	246,392,514			213,580,771
Shareholders’ Equity	21,491,968			18,585,172

Total Liabilities and Shareholders’ Equity	267,884,482			232,165,943

Net Interest Margin		$7,438,043	3.94%		$6,797,483	4.09%

The current year modest increase in interest income on a tax-equivalent basis resulted from higher average balances in the securities and loan portfolios, which were partially offset by lower average yields earned on these portfolios. Average loans increased $33,250,367, or 25.0%, to $166,472,294 for the nine months ended September 30, 2003 from $133,221,927 for the nine months ended September 30, 2002, while the yield on the portfolio decreased 74 basis points to 6.83% for the nine months ended September 30, 2003 from 7.57% for the nine months ended September 30, 2002. The lower loan yield reflected the lower interest rate environment that existed throughout 2002 and continued into the third quarter of 2003.

Average securities increased $8,702,144, or 11.4%, from $76,284,632 for the nine months ended September 30, 2002 to $84,986,776 for the nine months ended September 30, 2003, while the yield on the securities portfolio decreased 156 basis points to 3.56% for the nine months ended September 30, 2003 from 5.12% for the nine months ended September 30, 2002.

Overall, the yield on the Company’s total interest-earning assets decreased 70 basis points to 5.71% for the nine months ended September 30, 2003 from 6.41% for the nine months ended September 30, 2002.

Interest Expense

Total interest expense decreased $511,417, or 13.3%, to $3,338,157 for the nine months ended September 30, 2003 from $3,849,574 for the nine months ended September 30, 2002. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2003 decreased 76 basis points to 2.19% from 2.95% for nine months ended September 30, 2002.

Net Interest Income

The Company’s net interest income increased $585,740, or 8.7%, to $7,328,928 for the nine months ended September 30, 2003 from $6,743,188 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, interest income increased by $74,323 compared to the same period in 2002, while interest expense decreased by $511,417 compared to the same period in 2002. Although the loan and securities portfolios average balances increased during the first nine months of 2003, those assets earned lower rates of return in 2003 than during 2002.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 3.94% for the nine months ended September 30, 2003 compared to 4.09% for the nine months ended September 30, 2002. The principal factor causing the decline in the net interest margin was the lower interest rate environment that existed throughout 2002 and continued through the third quarter of 2003.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2003 and 2002 was $180,000. The comparable provisions were the result of stable loan portfolio growth combined with lower levels of non-performing loans.

Non-Interest Income

Total non-interest income increased $865,715, or 85.8%, to $1,875,023 for the nine months ended September 30, 2003 from $1,009,308 for the nine months ended September 30, 2002. The increase was due primarily to increases in gains on sales of loans held for sale and income on Bank-owned life insurance.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale increased $555,897, or 120.6%, to $1,016,764 for the nine months ended September 30, 2003 from $460,867 for the nine months ended September 30, 2002. The declining interest rate environment that existed in 2002 and continues in 2003 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts increased $65,661, or 18.08%, to $428,774 for the nine months ended September 30, 2003 from $363,113 for the nine months ended September 30, 2002. Service charge income increased in 2003 principally due to increases in income from overdraft fees and wire transfer service fees.

The other income component of non-interest income increased $42,106, or 22.72%, to $227,434 for the nine months ended September 30, 2003 from $185,328 for the nine months ended September 30, 2002. Non-interest income also includes income from Bank Owned Life Insurance (“BOLI”) which amounted to $202,051 for the nine months ended September 30, 2003. During the fourth quarter of 2002, the Company purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

The Company also generates non-interest income from a variety of other fee-based services. These fees are monitored closely by management to reflect current charges amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense increased $837,035, or 18.4%, to $5,379,367 for the nine months ended September 30, 2003 from $4,542,332 for the nine months ended September 30, 2002.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2003 and 2002.

Non-interest Expenses

	Nine months ended September 30,
	2003	2002
Salaries and employee benefits	$2,966,496	$2,246,824
Occupancy expense	603,827	552,840
Equipment expense	332,626	336,230
Marketing	177,074	177,386
Computer services	368,328	382,626
Regulatory, professional and other fees	434,380	313,908
Office expense	232,036	215,595
All other expenses	264,600	316,923

	$5,379,367	$4,542,332

Salaries and employee benefits increased $719,672, or 32.0%, to $2,966,496 for the nine months ended September 30, 2003 from $2,246,824 for the nine months ended September 30, 2002. This increase reflects the increase in commission levels due to the significant increase in secondary market mortgage loan sales plus normal employee salary increases.

The Company’s ratio of non-interest expense to average assets was 2.92% for the nine months ended September 30, 2003 compared to 2.79% for the nine months ended September 30, 2002. The Company’s efficiency ratio was 60.5% for the nine months ended September 30, 2003 compared to a ratio of 60.1% for the nine months ended September 30, 2002.

Financial Condition

September 30, 2003 Compared with December 31, 2002

Total consolidated assets at September 30, 2003 totaled $276,439,897, compared to $268,707,877 at December 31, 2002. The 2.87% increase in the Company’s asset base during the nine months ended September 30, 2003 was primarily funded by an increase in interest bearing deposits. Total deposits increased by $3,707,864, or 1.7%, to $222,702,862 at September 30, 2003, compared to $218,994,998 at December 31, 2002.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2003 totaled $25,912,979 compared to $9,594,374 at December 31, 2002. Cash and cash equivalents at September 30, 2003 consisted of cash and due from banks of $10,506,071 and Federal funds sold/short term investments of $15,406,908. The corresponding balances at December 31, 2002 were $9,542,010 and $52,364, respectively. The balance of federal funds sold/short term investments at September 30, 2003 increased primarily due to increased deposit balances and cash inflows from prepayments and maturities in the securities portfolios.

Securities

Securities represented 29.5% of total assets at September 30, 2003 and 33.2% at December 31, 2002. Total securities decreased $7,606,800, or 8.5%, to $81,593,979 at September 30, 2003 from $89,200,779 at December 31, 2002.

Securities available for sale totaled $75,137,161 at September 30, 2003, a decrease of $6,891,705, or 8.4%, from December 31, 2002. During the first nine months of 2003, $42,820,888 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $6,456,818 at September 30, 2003, a decrease of $715,095, or 10.0%, from December 31, 2002.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2003 and December 31, 2002.

Loan Portfolio Composition

	September 30, 2003		December 31, 2002
Component	Amount	% of total	Amount	% of total
Construction loans	$51,373,242	32.9%	$32,342,880	21.4%
Residential real estate loans	8,328,665	5.3%	9,023,228	6.0%
Commercial and industrial loans	80,434,736	51.6%	89,415,759	59.2%
Loans to individuals	13,178,424	8.5%	14,851,742	9.8%
Lease financing	1,997,803	1.3%	4,773,528	3.2%
All other loans	600,662	0.4%	642,599	0.4%

	$155,913,532	100.0%	$151,049,736	100.0%

The loan portfolio increased at September 30, 2003 to $155,913,532 from $151,049,736 at December 31, 2002. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the economic environment of the Company’s marketplace and the real estate market.

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

Nonaccrual loans were $278,495 at September 30, 2003, compared to $156,156 at December 31, 2002. As the table below demonstrates, despite the increase in non-performing assets at September 2003, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive collection strategies.

Non-Performing Assets and Loans

	September 30, 2003	December 31, 2002
Non-Performing loans:
Loans 90 days or more past due and still accruing	$83,394	$2,156
Non-accrual loans	278,495	156,156

Total non-performing loans	361,889	158,312
Other real estate owned	61,209	9,492

Total non-performing assets	$423,098	$167,804

Non-performing loans to total loans	0.23%	0.10%
Non-performing assets to total assets	0.15%	0.06%

The Company had no restructured loans at September 30, 2003 and December 31, 2002. Impaired loans totaled $261,849 at September 30, 2003 and $151,114 at December 31, 2002.

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

The allowance for loan losses increased $81,360, or 4.87%, to $1,751,242 at September 30, 2003 from $1,669,882 at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.12% at September 30, 2003 and 1.11% at December 31, 2002, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	September 30, 2003	September 30, 2002
Balance, beginning of period	$1,669,882	$1,414,495
Provision charged to operating expenses	180,000	180,000
Loans charged off	(98,640)	(8,182)
Recoveries	0	20,946

Net (charge offs) / recoveries	(98,640)	12,765

Balance, end of period	$1,751,242	$1,607,260

Loans:
At period end	$155,913,532	$140,443,133
Average during the period	166,472,294	133,221,927
Net charge offs to average loans outstanding	(0.06%)	0.01%
Allowance for loan losses to:
Total loans at period end	1.12%	1.14%
Non-performing loans	483.92%	666.87%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $3,707,864, or 1.7%, to $222,702,862 at September 30, 2003 from $218,994,998 at December 31, 2002. This increase in total deposits was primarily the result of a $2,084,353 increase in non-interest bearing deposits to $41,894,104.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans. The balance of other borrowings at September 30, 2003 consisted of fixed rate term FHLB borrowings of $15,500,000 and overnight funds purchased of $6,000,000. The balance of other borrowings at December 31, 2002 was $18,000,000 consisting of FHLB borrowings of $15,500,000 and overnight funds purchased of $2,500,000.

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

Shareholders’ Equity and Dividends

Shareholders’ equity at September 30, 2003 totaled $22,601,869, an increase of $1,607,027, or 7.7%, compared to December 31, 2002. Book value per common share increased $0.93, or 6.52%, to $15.19 at September 30, 2003 compared to $14.26 at December 31, 2002.

The Company’s stock is listed for trading on the Nasdaq National Market System under the symbol “FCCY”.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio
As of September 30, 2003 -
Total capital to risk weighted assets	$24,440,124	15.77%
Tier 1 capital to risk weighted assets	22,688,882	14.84%
Tier 1 capital to average assets	22,688,882	10.34%
As of December 31, 2002 -
Total capital to risk weighted assets	$26,849,002	14.75%
Tier 1 capital to risk weighted assets	25,179,120	13.84%
Tier 1 capital to average assets	25,179,120	9.64%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2003, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs. On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities. On the liability side, the primary source of liquidity is the ability to generate core deposits. Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earning assets.

The Company has established a borrowing relationship with the FHLB and its correspondent banks which further supports and enhances liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2003, the balance of cash and cash equivalents was $25,912,979.

Net cash provided by operating activities totaled $9,647,558 for the nine months ended September 30, 2003 compared to $8,156,917 for the nine months ended September 30, 2002. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash provided by investing activities totaled $1,528 for the nine months ended September 30, 2003 compared to $34,474,177 used in investing activities for the nine months ended September 30, 2002. The change in 2003 was the result of a higher volume of securities maturities and prepayments and a lesser volume of loan portfolio growth for the nine months ended September 30, 2003. During 2003, the continuing decline in market interest rates and the corresponding high volume of mortgage loan refinancing activity resulted in a significant increase in prepayments of the Company’s mortgage-backed securities.

Net cash provided by financing activities was $6,669,519 for the nine months ended September 30, 2003 compared to $31,225,555 for the nine months ended September 30, 2002. The current period amount resulted primarily from an increase in other borrowings partially offset by a modest decrease in deposits during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2003, maturities and prepayments of investment securities totaled $48,246,951. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2003 and December 31, 2002, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3.00% guideline, as shown in the tables below.

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

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2003 and December 31, 2002.

Market Risk Analysis

	September 30, 2003			December 31, 2002
Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$27,645,000	$24,895,000	$24,904,000	$25,681,000	$22,917,000	$22,645,000
Change		(2,750,000)	(2,741,000)		(2,764,000)	(3,036,000)
Change as a % of assets		(0.99%)	(0.99%)		(1.03%)	(1.13%)

Item 3.	Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3(i)	*	Certificate of Incorporation of the Company (conformed copy)

3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

* Filed herewith

(b) Reports on Form 8-K

During the period covered by this report, no Current Reports on Form 8-K were filed by the Company with the Commission. On July 18, 2003, the Company furnished the Commission with information regarding earnings and other financial results for the quarter ended June 30, 2003, pursuant to Items 9 and 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: November 3, 2003	By:	/s/ ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2003	By:	/s/ JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer (Principal Accounting Officer)