Form 10-K
period 2003-12-31
1ST CONSTITUTION BANCORP
filed 2004-03-25
CIK 1141807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 000-32891

1ST CONSTITUTION BANCORP

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2650 Route 130, P.O. Box 634, Cranbury 08512

(Address of Principal Executive Offices, including Zip Code)

(609) 655-4500

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $37,020,485.

As of March 1, 2004, 1,564,663 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s 2003 Annual Report to Shareholders are incorporated by reference into Part II of this report, and portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K

PART I

Item 1.	Business.

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

As of December 31, 2003, the Company, on a consolidated basis, had total assets of approximately $293.5 million, total deposits of approximately $245.4 million, total loans of approximately $164.0 million and total shareholders’ equity of approximately $23.6 million.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and six branch offices in downtown Cranbury, Hamilton Square, Plainsboro, Princeton, Montgomery Township, and Perth Amboy, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Expansion of Branch Banking.

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the second quarter of 2003, the Bank opened a sixth branch banking office at an interim location located in Perth Amboy, New Jersey. Negotiations are also underway to open an eighth office in Jamesburg, Middlesex County, which, if successful, is projected to open in the second quarter of 2004. The Company can provide no assurance that negotiations will be successful or, if successful, that the new branch will open on the anticipated schedule.

Significant bank merger activity has occurred in recent years. During 2001, the largest bank headquartered in New Jersey, Summit Bancorp, merged with Fleet Bancorp, a northeast super regional bank with locations in New Jersey. This merger resulted in the closing of several Fleet and Summit branch locations throughout the Bank’s market area.

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

Competition

The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. In New Jersey generally, and in the Bank’s local market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share and there has been significant merger activity in the last few years, creating even larger competitors. Locally, the Bank’s most direct competitors include Fleet Bank (which has entered into an agreement to be acquired by Bank of America), PNC Bank and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank. Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank.

In addition to having established deposit bases and loan portfolios, these institutions, particularly large regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

In recent years, non-bank financial institutions have begun to offer services that compete for deposits with the Bank, such as brokerage firms and insurance companies offering such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. It is expected that competition in these areas will continue to increase. Some of these competitors are not subject to the same degree of regulation and supervision as the Company and the Bank and therefore may be able to offer customers more attractive products than the Bank.

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

Residential Consumer Lending

A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential first mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable storefront locations in commercial buildings. The Bank also offers construction loans, second mortgage home improvement loans and home equity lines of credit.

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

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted a myriad of legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s shareholders. Descriptions of, and references to, the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

State and Federal Regulations

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

Under the BHCA, bank holding companies that are not financial holding companies (as defined below) generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”). At present, the Company does not engage in any significant activity other than owning the Bank.

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

As of December 31, 2003, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations, which is its principal federal bank regulator.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2003, the Company maintained a Tier 1 capital ratio of 14.06% and total qualifying capital ratio of 14.94%.

In addition to the risk-based capital guidelines, the Federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2003 was 9.74%.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (“SPEs”) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

Under the above accounting literature, the Company was required to de-consolidate its investment in 1st Constitution Capital Trust I (the “Trust”) at December 31, 2003. The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities like the Trust resulted in the $5.0 million of trust preferred securities being classified and characterized as subordinated debentures that were issued from the holding company to the Trust. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the redeemable subordinated debentures in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include redeemable subordinated debentures in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $5.0 million in redeemable subordinated debentures issued by the Trust in Tier 1 capital, the Company would have Tier 1 capital of 11.58% and a leverage ratio of 8.03%, each on a pro forma basis.

Restrictions on Dividends

The primary source of cash to pay dividends, if any, to the Company’s stockholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a 5% stock dividend every year since its formation in 1999.

Priority on Liquidation

The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in bankruptcy, are subject to various state and federal law restrictions as discussed above under the heading “Restrictions of Dividends.” In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

Financial Institution Legislation

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than is permissible, for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•	allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards;

•	allows insurers and other financial services companies to acquire banks and removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The Modernization Act modified other laws applicable to financial institutions, including laws related to financial privacy and community reinvestment.

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

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Section 22(h) of the Federal Reserve Act);

•	independence requirements for audit committee members;

•	independence requirements for outside auditors;

•	certification of financial statements and reports on Forms 10-K, 10-KSB, 10-Q, and 10-QSB by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Forms 4;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	posting of certain SEC filings and other information on the company website;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures;

•	the formation of a public accounting oversight board; and

•	various increased criminal penalties for violations of securities laws.

The Nasdaq Stock Market, where the Company’s securities are quoted, has implemented new corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the audit committee. The rule changes are intended to, among other things, allow shareholders to more easily and efficiently monitor the performance of companies and directors. The Company expects these increased burdens will increase its legal and accounting fees and the amount of time that the Board of Directors and management will have to devote to corporate governance issues.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer were each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

At the March 18, 2004 Board of Directors’ meeting, the Board of Directors of the Company approved a series of actions to strengthen and improve its corporate governance practices. Included in those actions was the adoption of a new Code of Ethics, corporate governance guidelines, and new charters for the Audit, Compensation, and Nominating Committees.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program.

The Bank, a New Jersey-chartered commercial bank, is subject to supervision and examination by the New Jersey Department of Banking and Insurance. The Bank is also subject to regulation by the FDIC, which is its principal federal Bank regulator.

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

Insurance of Deposits

The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund (“BIF”). The FDICIA is applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly FICO assessment.

Employees

The Company has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2003, the Bank had 64 full-time employees and 15 part-time employees. Neither the Bank’s nor the Company’s employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

Risk Factors

The Common Stock of the Company is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

The Company faces significant competition

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully with these entities compete in the future. See “BUSINESS — Competition.”

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

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that my cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed above under “Risk Factors”, the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company’s business and operations are described in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2.	Properties.

General

The Company’s and the Bank’s principal office in Cranbury, New Jersey (the “Principal Office”) is leased. The current lease provides for an aggregate monthly rental of $15,667 subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord and expires in December 2010. The Bank has two additional five year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer. In July 2003, the Bank entered into a five year lease for an additional 1,900 square feet of office space in this building for an aggregate monthly rental of $1,979 per month, subject to annual rental increases. The Bank has two additional five year renewal periods.

The Bank leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental of $5,050. This lease expires on September 30, 2004.

The Bank also leases approximately 3,780 square feet for its branch office in downtown Cranbury, New Jersey for an aggregate monthly rental of $3,671 per month. The Bank has renewed the lease for the first of two five-year periods through July 2007 at aggregate monthly rental rates adjusted based on the consumer price index. The Bank has the right of first refusal to purchase this branch office on the same terms and conditions as contained in any bona fide offer. Notwithstanding receipt of a bona fide offer, the Bank also has the option to purchase this branch office at any time during the initial term or renewal term provided the Bank has exercised its option to renew the lease for the branch office.

In July 2003, the Bank amended the lease for its branch located in Plainsboro, New Jersey. This lease provides for the rental of approximately 2,000 square feet. The Bank has extended the lease for an additional term of five years and has the right to early termination after the thirtieth month of occupancy by giving 180 days prior written notice of termination. The aggregate monthly payment for this lease is $3,000, with annual escalations.

The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five-year renewal options for this space. The aggregate monthly rental payment for this lease is $8,924, with annual escalations.

In January 2004, the Bank entered into a two year lease for a new Loan Production Office in Fort Lee, New Jersey. The lease provides for the rental of 1,567 square feet with an aggregate monthly rental of $2,873 in the first year and $2,938 in the second year.

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity And Related Stockholder Matters.

The common stock of the Company commenced trading on the Nasdaq National Market System under the trading symbol “FCCY” on December 28, 2001. The following are the high and low sales prices per share for 2003 and 2002, based on information obtained from the Nasdaq National Market System. All such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2003			2002
	High	Low		High	Low
First Quarter	$27.36	$24.73	(1)	$19.05	$16.63	(1)
Second Quarter	26.21	24.04	(1)	20.30	17.70	(1)
Third Quarter	25.02	23.81	(1)	19.01	16.42	(1)
Fourth Quarter	29.49	24.16	(1)	26.25	19.00	(1)

(1)	All prices have been retroactively adjusted for the 5% stock dividend declared December 18, 2003 and paid January 31, 2004 to shareholders of record on January 15, 2004, and prices in 2002 have also been adjusted for a 5% stock dividend declared December 19, 2002 and paid January 31, 2003.

As of March 5, 2004 there were approximately 371 holders of the Company’s common stock.

The Company paid a 5% stock dividend on January 31, 2004, January 31, 2003, and January 31, 2002. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company plans to retain its earnings in order to provide capital for growth of the Bank.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

For years ended December 31	2003	2002	2001	2000	1999	Five Year Compounded Growth Rate 1999 - 2003

Highlights
Net income	$3,228,500	$2,687,322	$2,152,001	$1,729,778	$1,446,842	34.0%
Return on average assets	1.18%	1.06%	1.03%	1.08%	1.03%
Return on average equity	14.85%	14.09%	13.17%	13.09%	11.74%
Net interest margin	3.94%	3.87%	4.04%	4.75%	4.29%

Income Statement Data
Net interest income	$10,012,780	$9,209,044	$8,054,847	$7,167,837	$5,629,062	21.4%
Provision for loan losses	240,000	240,000	300,000	215,875	188,875
Non-interest income	2,401,349	1,525,526	1,186,582	865,878	1,270,868
Non-interest expenses	7,168,722	6,287,881	5,552,291	5,095,732	4,425,213

Balance Sheet Data at December 31
Total Assets	$293,483,174	$273,862,343	$232,800,734	$181,183,775	$157,757,153	22.6%
Total Deposits	245,353,724	224,149,464	193,882,067	137,635,827	134,338,026	22.6%
Total Loans	163,950,306	151,049,736	124,937,483	110,356,471	84,917,615	20.7%
Shareholders’ Equity	23,585,256	20,994,842	17,432,944	15,220,830	12,479,498	17.8%
Intangible Assets	0	0	0	16,355	33,629
Allowance for Loan Losses	1,786,632	1,669,882	1,414,495	1,132,555	941,556	23.2%

Share Information (1)
Earnings per share – Basic	$2.07	$1.74	$1.39	$1.11	$0.93	27.2%
Earnings per share – Diluted	$1.97	$1.65	$1.34	$1.10	$0.90	26.5%
Book value per share	$15.07	$13.58	$11.31	$9.82	$8.06	18.8%
Average diluted shares outstanding	1,636,798	1,629,361	1,601,157	1,427,934	1,449,583	8.5%

Capital Ratios
Total capital to risk-weighted assets	14.94%	14.75%	12.82%	13.46%	15.14%
Tier 1 capital to risk-weighted assets	14.06%	13.84%	11.86%	12.53%	14.17%
Tier 1 capital to average assets	9.74%	9.64%	7.57%	8.61%	9.44%

(1)	All share information has been restated for the effect of a 5% stock dividend declared in December 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the “Company” refers to 1ST Constitution Bancorp and its wholly owned subsidiaries, 1ST Constitution Bank and 1ST Constitution Capital Trust I, the “Bank” refers to 1ST Constitution Bank, and the “Trust” refers to 1ST Constitution Capital Trust I. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

2003 Overview

The Company reported net income for the twelve months ended December 31, 2003 of $3,228,500, an increase of 20.1% from the $2,687,322 earned in the twelve months ended December 31, 2002. Diluted net income per share was $1.97 in 2003 compared to $1.65 reported in 2002. Basic net income per share in 2002 was $2.07 as compared to the $1.74 reported in 2002. The Company has achieved a five-year compounded growth rate for net income of 34.0% over the 1999-2003 period. All share information has been restated for the effect of a 5% stock dividend declared in December 2003.

Key performance ratios continued to improve for 2003. Return on average assets (“ROA”) and return on average equity (“ROE”) were 1.18% and 14.85%, respectively in 2003, compared to 1.06% and 14.09%, respectively, in 2002.

The Company’s record earnings for 2003 reflect continuing momentum across a broad range of products and services offerings. Increased lending activity, coupled with increases in deposits and secondary market loan sales volume, fueled both the record earnings and balance sheet growth.

The Company’s net interest income for 2003 was $10,012,780, an increase of 8.7% from the $9,209,044 reported for 2002. The net interest margin for 2003 was 3.94% compared to 3.87% reported for 2002. The Company has been confronted with continuing net interest margin pressures due to the ultra low interest rate environment as well as elevated levels of loan prepayments and accelerated amortization of premiums on mortgage-backed investment securities. Net amortization on the Company’s securities amounted to $1,190,853 for 2003, an increase of $670,507, or 128.9%, over the $520,346 reported for 2002. The Company was able to offset the 36 basis points reduction in the yield on total interest-earning assets by reducing the cost of total interest-bearing liabilities by 54 basis points for 2003. During 2003, management exercised a tight discipline in pricing on both loans and deposits.

The Federal Reserve Bank’s Open Market Committee (“FOMC”) met two times during the fourth quarter of 2003. At both meetings, the FOMC kept the Federal Funds target rate stable at 1.00%. Management expects a level Federal Funds target rate over the next several months and management does not expect an increase in this rate and, consequently, in market interest rates, until mid to late 2004. Management revises its interest rate outlook from time to time based upon market conditions and other factors.

The Company’s non-interest income represented 14.3% of total revenues for 2003 compared to 9.6% for 2002. The Bank’s non-interest income for 2003 was $2,401,349, an increase of 57.4% from the $1,525,526 reported for 2002. The primary force driving this increase was gain on sale of loans held for sale which amounted to $1,284,913 for 2003 compared to $676,208 for 2002. While the low interest rate environment pressured the Bank’s net interest margin through lower yields and increased premium amortization, it also fueled strong mortgage loan and refinance demand that resulted in the record level of gains on loan sales in the secondary market. During 2003, the Bank originated $91,972,465 of loans that were sold in the secondary market compared to $63,511,458 in origination volume for 2002. Management expects this volume level to remain steady as long as, among other things, market interest rates remain at the current levels and the economic outlook continues to be positive.

Driven by commercial loan growth, the Bank’s loan portfolio increased 8.5% in 2003 compared to 2002. At December 31, 2003, total loans outstanding reached $163,950,306 compared to $151,049,736 at December 31, 2002. Asset quality remained strong in 2003, as illustrated by the ratio of nonperforming loans to total loans of 0.20% in 2003 and 0.10% in 2002. The allowance for loan losses totaled $1,786,632 or 1.09% of total loans, covering over five times the balance of total nonperforming loans. The Bank’s deposit base increased 9.5% to total $245,353,724 at December 31, 2003. Management priced deposit products to be competitive with other financial institutions with branch locations in its market.

Management believes that the Company has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service, and a commitment to maintain the technology necessary to provide its customers with easy access to the financial products and services offered by the Bank.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors. The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Results of Operations

The Company reported record earnings of $3,228,500 or $1.97 per share (diluted) for the year ended December 31, 2003 compared to $2,687,322 or $1.65 per share (diluted) in 2002. Net income and diluted earnings per share grew 20.1% and 19.6%, respectively, in 2003. The Company posted net income of $2,152,001 or $1.34 per share (diluted) in 2001.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 80.7% of the Company’s net revenues in 2003. Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$3,044,985	$29,458	0.97%	$11,743,276	$198,659	1.69%	$12,982,838	$412,274	3.18%
Investment Securities:
U.S. Treasury Bonds	—	—		—	—		164,096	8,407	5.12%
Collateralized Mortgage Obligations	76,837,624	2,619,813	3.41%	79,604,274	3,598,437	4.52%	61,040,382	3,663,462	6.00%
States and Political Subdivisions	8,058,436	461,411	5.73%	3,722,838	243,341	6.54%	3,312,135	232,075	7.01%

Total	84,896,060	3,081,224	3.63%	83,327,112	3,841,778	4.61%	64,516,613	3,903,943	6.05%
Loan Portfolio:
Commercial	38,410,951	2,768,004	7.21%	30,758,677	2,275,368	7.40%	23,804,565	2,532,392	10.64%
Installment	8,947,398	675,344	7.55%	14,435,272	1,095,210	7.59%	14,755,091	1,182,582	8.01%
Commercial Mortgages and Construction Wholesale	90,701,292	5,567,060	6.14%	71,547,571	4,640,234	6.49%	58,004,941	4,472,315	7.71%
Residential Mortgages and Construction Retail	23,133,308	1,276,368	5.52%	19,892,071	1,268,682	6.38%	19,842,072	1,545,547	7.79%
All Other Loans	8,998,670	1,138,986	12.66%	8,525,695	1,067,307	12.52%	7,537,883	822,201	10.91%

Total (1)	170,191,619	11,425,762	6.71%	145,159,286	10,346,801	7.13%	123,944,552	10,555,037	8.52%
Total Interest-Earning Assets	258,132,664	14,536,444	5.63%	240,229,674	14,387,238	5.99%	201,444,003	14,871,254	7.38%

Allowance for Loan Losses	(1,769,585)			(1,554,474)			(1,271,319)
Cash and Due From Banks	8,678,793			9,134,645			6,476,212
Other Assets	8,906,063			5,118,255			2,833,836

Total Assets	$273,947,935			$252,928,100			$209,482,732

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$76,435,477	$752,547	0.98%	$76,698,669	$980,605	1.28%	$50,474,834	$1,264,832	2.51%
Savings Accounts	21,684,139	155,221	0.72%	15,548,553	184,759	1.19%	10,738,835	252,584	2.35%
Certificates of Deposit	63,182,395	1,751,582	2.77%	59,131,266	2,166,251	3.66%	52,943,869	2,952,410	5.58%
Certificates of Deposit of $100,000 and Over	18,287,421	503,905	2.76%	18,619,750	629,594	3.38%	26,149,741	1,232,808	4.71%
Federal Funds Purchased/Other Borrowed Funds	23,985,934	952,910	3.97%	19,769,886	921,982	4.66%	19,924,483	1,038,504	5.21%
Trust Preferred Securities	5,000,000	257,852	5.16%	3,621,299	216,081	5.89%	—	—	—

Total Interest-Bearing Liabilities	208,575,366	4,374,017	2.10%	193,389,423	5,099,272	2.64%	160,231,762	6,741,138	4.21%

Net Interest Spread (2)			3.53%			3.35%			3.17%

Demand Deposits	41,318,131			39,021,155			30,209,573
Other Liabilities	2,310,536			1,447,781			2,704,081

Total Liabilities	252,204,033			233,858,359			193,145,416
Shareholders’ Equity	21,743,902			19,069,741			16,337,316

Total Liabilities and Shareholders’ Equity	$273,947,935			$252,928,100			$209,482,732

Net Interest Margin (3)		$10,162,427	3.94%		$9,287,966	3.87%		$8,130,116	4.04%

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2000			1999
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$3,758,186	$240,055	6.39%	$3,426,114	$168,684	4.92%
Investment Securities:
U.S. Treasury Bonds	494,042	25,592	5.18%	835,475	46,620	5.58%
Collateralized Mortgage Obligations	45,961,785	3,104,238	6.75%	39,076,271	2,493,490	6.38%
States and Political Subdivisions	2,184,257	146,911	6.73%	1,582,653	107,724	6.81%

Total	48,640,084	3,276,741	6.74%	41,494,399	2,647,834	6.38%
Loan Portfolio:
Commercial	25,892,635	2,809,913	10.85%	21,115,219	2,019,239	9.56%
Installment	15,158,706	1,179,061	7.78%	13,542,197	1,020,378	7.53%
Commercial Mortgages and Construction Wholesale	34,840,215	3,062,187	8.79%	30,339,251	2,503,163	8.25%
Residential Mortgages and Construction Retail	17,690,917	1,411,992	7.98%	17,263,568	1,313,025	7.61%
All Other Loans	5,889,591	859,934	14.60%	4,885,578	495,192	10.14%

Total (1)	99,472,064	9,323,088	9.37%	87,145,813	7,350,998	8.44%
Total Interest-Earning Assets	151,870,334	12,839,884	8.45%	132,066,326	10,167,516	7.70%

Allowance for Loan Losses	(1,029,538)			(871,581)
Cash and Due From Banks	5,610,092			5,954,894
Other Assets	3,513,307			2,644,170

Total Assets	$159,964,195			$139,793,809

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$42,898,014	$1,396,912	3.26%	$33,681,758	$1,137,997	3.38%
Savings Accounts	10,600,178	288,724	2.72%	9,956,583	271,485	2.73%
Certificates of Deposit	43,590,728	2,533,022	5.81%	43,300,649	2,348,077	5.42%
Certificates of Deposit of $100,000 and Over	8,446,002	511,190	6.05%	6,969,581	367,723	5.28%
Federal Funds Purchased/Other Borrowed Funds	13,903,824	894,552	6.43%	9,489,603	378,234	3.99%
Trust Preferred Securities
Total Interest-Bearing Liabilities	119,438,746	5,624,400	4.71%	103,398,174	4,503,516	4.36%

Net Interest Spread (2)			3.74%			3.34%

Demand Deposits	25,596,993			21,842,138
Other Liabilities	1,715,203			2,232,419
Total Liabilities	146,750,942			127,472,731
Shareholders’ Equity	13,213,254			12,321,077

Total Liabilities and Shareholders’ Equity	$159,964,196			$139,793,808

Net Interest Margin (3)		$7,215,484	4.75%		$5,664,000	4.29%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

Changes in net interest income and margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields, and associated funding costs. The Rate/Volume table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

The Company’s net interest income totaled $10,012,780 in 2003, an increase of 8.7% from the $9,209,044 reported in 2002. As indicated in the Rate/Volume Table, the principal factor contributing to the 2003 increase in net interest income was an increase in the interest income of $1,552,729, resulting from increased balances in the loan portfolio components. This was partially offset by decreases in both loan and investment securities yields due to the lower interest rate environment and the impact of accelerated premium amortization on mortgage-backed securities during 2003.

The Company’s net interest income totaled $9,209,044 in 2002, an increase of 14.3% from the $8,054,847 reported in 2001. As indicated in the Rate/Volume Table, the principal factor contributing to the 2002 increase in net interest income was a decrease in the interest expense of $1,641,866 resulting from decreased deposit and interest-bearing liability market rates of interest. This was partially offset by decreases in both loan and investment securities yields due to the lower interest rate environment in 2002

Rate/Volume Table

	Amount of Increase (Decrease)
	Year Ended December 31, 2003 versus 2002 Due to Change in:			Year Ended December 31, 2002 versus 2001 Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans:
Commercial	$566,268	($58,441)	$507,827	$739,918	(996,942)	($257,024)
Installment	(416,530)	(5,774)	(422,304)	(25,400)	(61,972)	(87,372)
Commercial Mortgages and Construction-Wholesale	1,136,982	(250,416)	886,566	875,579	(707,660)	167,919
Residential Mortgages and Construction-Retail	206,791	(171,072)	35,719	3,895	(280,760)	(276,865)
All Other Loans	59,216	11,936	71,152	115,758	129,348	245,106

Total loans	1,552,729	(473,767)	1,078,961	1,709,750	(1,917,986)	(208,236)

Investment Securities:
U.S. Treasury Bonds	0	0	0	(8,407)	0	(8,407)
Collat. Mortg. Obligations / Mortg. Backed Securities	(125,053)	(853,571)	(978,624)	1,113,834	(1,178,859)	(65,024)
States and political subdivisions	248,225	(30,155)	218,070	28,790	(17,525)	11,265

Total Investment Securities	123,172	(883,726)	(760,554)	1,134,217	(1,196,384)	(62,165)

Federal Funds Sold / Short-Term Investments	(115,825)	(53,376)	(169,201)	(39,418)	(174,197)	(213,615)

Total Interest Income	1,560,076	(1,410,869)	149,206	2,804,549	(3,288,567)	(484,016)

Interest Expense:
Money Market and NOW Accounts	(3,369)	(289,848)	(293,217)	658,218	(942,444)	(284,226)
Savings Accounts	73,013	(73,078)	(65)	113,028	(180,853)	(67,825)
Certificates of Deposit	148,271	(526,268)	(377,997)	345,257	(1,131,416)	(786,159)
Certificates of Deposit of $100,000 And Over	(11,233)	(115,442)	(126,675)	(305,042)	(298,172)	(603,214)
Federal Funds Purchased / Other Borrowed Funds	167,340	(136,412)	30,928	(8,054)	(108,469)	(116,523)
Trust Preferred Securities	68,206	(26,435)	41,771	216,081	0	216,081

Total interest expense	442,229	(1,167,485)	(725,255)	1,019,488	(2,661,354)	(1,641,866)

Net Interest Income	$1,117,847	($243,384)	$874,461	$1,785,061	($627,212)	$1,157,850

Average interest earning assets increased by $17,902,990 or 7.5%, to $258,132,664 in 2003 from $240,229,674 in 2002, with increases in 2003 of $25,032,333 in loans and $1,568,948 in investment securities compared to 2002. Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 17.2% and loan yields averaged 6.71% in 2003, 42 basis points lower than 2002. This decrease was primarily the result of 2003 loan growth at lower yields amid a decreasing interest rate environment for the entire year. The Bank’s average investment securities portfolio grew 1.9%, and the yield on that portfolio decreased 98 basis points when comparing 2003 to 2002 primarily as a result of the accelerated premium amortization on mortgage-backed securities. Net premium amortization for 2003 amounted to $1,190,853 compared to $520,346 for 2002. Overall, the yield on interest earning assets decreased 36 basis points to 5.63% in 2003 from 5.99% in 2002.

Average interest earning assets increased by $38,785,671, or 19.3%, to $240,229,674 in 2002 from $201,444,003 in 2001, with increases in 2002 of $21,214,734 in loans and $18,810,499 in investment securities compared to 2001. Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 17.1% and loan yields averaged 7.13% in 2002, 139 basis points lower than 2001. This decrease was primarily the result of 2002 loan growth at lower yields amid a decreasing interest rate environment for the majority of the year. The Bank’s average investment securities portfolio grew 29.2%, and the yield on that portfolio decreased 144 basis points when comparing 2002 to 2001. Overall, the yield on interest earning assets decreased 139 basis points to 5.99% in 2002 from 7.38% in 2001.

Interest expense was $4,374,017 for 2003, a decrease of $725,255 or 14.2% from $5,099,272 for 2002. This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. Savings accounts increased on average by $6,135,586 in 2003, as compared to 2002, to contribute to the funding of loan portfolio growth. The cost on these deposits decreased 47 basis points in 2003 from 2002. Average interest bearing liabilities rose 7.9% in 2003 from 2002. The cost of total interest bearing liabilities decreased 54 basis points to 2.10% in 2003 from 2.64% in 2002.

Average non-interest bearing demand deposits increased 5.9% to $41,318,131 in 2003 from $39,021,155 in 2002. Business checking accounts and expanding new business relationships have generated most of this increase. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Interest expense was $5,099,272 for 2002, a decrease of $1,641,866 or 24.4% from $6,741,138 for 2001. This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market rate of interest. Money market and NOW accounts increased on average by $26,223,835 in 2002, as compared to 2001, to contribute to the funding of loan growth. The cost on these deposits decreased 123 basis points in 2002 from 2001. Average interest-bearing liabilities rose 20.7% in 2002 from 2001. The cost of total interest-bearing liabilities decreased 157 basis points to 2.64% in 2002 from 4.21% in 2001.

Non-Interest Income

Non-interest income increased by $875,823, or 57.4%, to $2,401,349 in 2003 from $1,525,526 in 2002. Non-interest income in 2002 increased by $338,944, or 28.6%, from a posted total of $1,186,582 for 2001.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues increased by $42,283, or 8.2%, to $559,698 in 2003 from $517,415 in 2002. Service charge revenue totaled $402,312 in 2001. This component of non-interest income represented 23.3%, 33.9%, and 33.9% of the total non-interest income in 2003, 2002, and 2001, respectively. Service charge income increased in 2003 and 2002 as a result of the Bank’s increasing deposit base and growing number of new accounts subject to service charges. Management continues to utilize a strategy of requiring compensating balances from its commercial customers. Those who meet balance requirements are not assessed service charges.

Gain on sale of loans held for sale was $1,284,913 for 2003, an increase of $608,705, or 90.0%, compared to $676,208 for 2002. Gain on sale of loans held for sale totaled $402,923 in 2001. Market interest rates on 30-year fixed rate mortgages fell consistently over the first half of 2003, reaching a low of 5.06% in July, a level not seen since the 1950s. Consumers rushed to refinance their home loans, which, along with a strong housing market, led to the Bank achieving record levels in mortgage origination volume ($91,972,465) and mortgage loan sale gains ($1,284,913), as newly-originated loans were sold at higher than normal spreads due to the consistently lower level of market interest rates. In 2001, a higher interest rate environment existed that resulted in less reported gain on loan sales for that year.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $261,301 for 2003 compared to $69,705 for 2002. During the fourth quarter of 2002, the Bank purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate. The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products or services and prices charged by competitor financial institutions amid the Bank’s competitive market.

The Company recorded net securities gains of $131,436 in 2001. These gains were primarily the result of modest portfolio restructurings. Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expense

Non-interest expense increased by $880,841, or 14.0%, to $7,168,722 in 2003, from $6,287,881 in 2002. Non-interest expense in 2002 increased 13.2% to $6,287,881 from $5,552,291 in 2001. The largest increase in non-interest expense in 2003 compared to 2002 was in salaries and employees benefits. To a lesser extent, occupancy, and other non-interest expense also reflect increases for the comparable periods. The largest increase in non-interest expense in 2002 compared to 2001 was in salaries and employee benefits and, to a lesser extent, other non-interest expenses, as described in the table below. The following table presents the major components of non-interest expense for the years indicated.

Non-interest Expenses

	2003	2002	2001	2000	1999
Salaries and employee benefits	$3,979,655	$3,229,793	$2,714,070	$2,510,713	$2,238,497
Occupancy expense	818,545	740,088	724,088	709,169	589,886
Equipment expense	434,933	451,054	310,702	286,632	242,714
Marketing	225,860	237,268	190,233	208,294	190,807
Computer services	498,081	432,875	494,686	415,627	314,970
Regulatory, professional and other fees	548,440	436,701	384,720	304,263	206,720
Office expense	312,055	311,346	330,358	255,387	233,908
All other expenses	351,153	448,756	403,434	405,647	407,711

Total	$7,168,722	$6,287,881	$5,552,291	$5,095,732	$4,425,213

Salaries and employee benefits, which represent the largest portion of non-interest expense, increased by $749,862, or 23.2%, to $3,979,655 in 2003 compared to $3,229,793 in 2002. These expenses increased in 2002 by $515,723 or 19.0% over the $2,714,070 reported for 2001. The 2003 increase reflects the increase in staffing levels required to support the mortgage loan origination function plus normal employee salary increases. The increase in the level of salaries and employee benefits for 2002 versus 2001 was due to an increase in staffing levels to support the Company’s strong balance sheet growth. Salaries and employee benefits as a percent of average assets were 1.45% in 2003, 1.28% in 2002 and 1.30% in 2001.

During 2003, net occupancy expense increased by $78,457, or 10.6% to $818,545 from $740,088 in 2002. The increase in occupancy expenses in 2003 compared to 2002, and in 2002 compared to 2001, was due primarily to contractual rent increases at most of the Bank’s branch offices.

The occupancy expense component of total non-interest expense as a percentage of average assets was 0.30% in 2003, 0.29% in 2002 and 0.35% in 2001, respectively.

Regulatory, professional and other fees increased by $111,739 or 25.6% to $548,440 in 2003 from $436,701 in 2002. These expenses increased in 2002 by $51,981 or 13.5% over 2001. During 2003, the Company incurred an increased level of professional fees in successfully preventing a takeover attempt launched by another financial institution which submitted to the Board of Directors an offer deemed by the Board of Directors not to be in the best interests of shareholders.

Equipment expense decreased by $16,121, or 3.6%, to $434,933 for 2003 from $451,054 for 2002. Equipment expense includes depreciation on furniture and equipment as well as maintenance expenses on that equipment. Equipment expenses increased by $140,352 or 45.2% to $451,054 in 2002 from $310,702 in 2001. During the fourth quarter of 2002, the Bank completed a major conversion of its EDP software and hardware used throughout the Bank to process all loan and deposit transactions as well as maintain its financial records. This resulted in additional expenses for employee training, supplies and materials and EDP processing service agreements. Management continues to upgrade equipment thereby increasing processing capability to enhance productivity. The Bank’s enhanced technology has allowed management to further diversify business and consumer product lines.

The Bank’s ratio of non-interest expense to average assets was 2.62% for 2003 compared to 2.49% for 2002 and 2.65% for 2001.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio decreased in 2003 to 57.7% compared to 58.6% in 2002, and 60.1% in 2001.

Financial Condition

Interest-Earning Assets and Interest-Bearing Liabilities

Average interest-earning assets increased by $17,902,990, or 7.5%, to $258,132,664 in 2003 from $240,229,674 in 2002, reflecting growth in the loan and investment securities portfolios. Loans increased by $25,032,333, or 17.2%, to average $170,191,619 in 2003, while investment securities increased by $1,568,948, or 1.9%, to average $84,896,060 in 2003. The growth in interest-earning assets was funded by increases in savings accounts, demand deposits, other borrowed funds and shareholders’ equity.

As a result of the continuous decrease in market interest rates throughout 2003, the annual average rate earned on interest-earning assets decreased 36 basis points to 5.63% in 2003 from 5.99% in 2002.

Average interest-bearing liabilities increased by $15,185,943, or 7.9%, to $208,575,366 in 2003 from $193,389,423 in 2002. The increase resulted primarily from growth in savings accounts as well as in certificates of deposit under $100,000. The average balance of savings accounts increased by $6,135,586, or 39.5%, to $21,684,139 in 2003 from $15,548,553 in 2002. The average balance of certificates of deposit under $100,000 increased by $4,051,129, or 6.9%, to $63,182,395 in 2003 from $59,131,266 in 2002 which management believes was primarily due to customers seeking a secure investment for their funds during a period of economic distress and falling interest rates. The average interest rate paid on interest-bearing liabilities decreased 54 basis points to 2.10% in 2003 from 2.64% in 2002.

Cash and Cash Equivalents

At December 31, 2003, cash and cash equivalents totaled $14,702,886 compared to $9,594,374 at December 31, 2002. Cash and cash equivalents at December 31, 2003 consisted of cash and due from banks of $6,987,850 and Federal funds sold/short-term investments of $7,715,036. The corresponding balances at December 31, 2002 were $9,542,010 and $52,364, respectively. The higher balances of cash and cash equivalents at December 31, 2003 were primarily due to late December interest-bearing deposits balances raised to fund loan growth and manage the Bank’s liquidity position.

Securities

The Bank’s investment securities portfolio amounted to $91,191,170, or 31.1% of total assets at December 31, 2003 compared to $89,200,779 or 32.6% of total assets at December 31, 2002. On an average balance basis, the investment securities portfolio represented 32.9% and 34.7% of average interest-earning assets for the years ended December 31, 2003 and 2002, respectively. The average yield earned on the portfolio was 3.63% in 2003, a decrease of 98 basis points from 4.61% earned in 2002.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. At December 31, 2003, available-for-sale securities amounted to $84,999,973, an increase of $2,971,107, or 3.6%, from December 31, 2002.

There were no sales of securities available for sale during 2003 and 2002. Proceeds from maturities and prepayments of securities available for sale amounted to $57,073,223 in 2003 and $40,436,189 in 2002. At December 31, 2003, the portfolio had net unrealized gains of $234,627, compared to net unrealized gains of $1,235,942 at December 31, 2002. These unrealized gains are reflected net of tax in shareholders’ equity as other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At December 31, 2003, securities held to maturity totaled $6,191,197, a decrease of $980,716 from $7,171,913 at December 31, 2002. The market value of the held-to-maturity portfolio at December 31, 2003 was $6,516,652, resulting in a net unrealized gain of $325,455.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans. Total loans averaged $170,191,619 during 2003, an increase of $25,032,333, or 17.2%, compared to an average of $145,159,286 in 2002. Growth in the average loan portfolio balance was generated primarily by an increase of $19,153,721, or 26.8%, in commercial mortgage and construction wholesale loans. At December 31, 2003, total loans amounted to $163,950,306 compared to $151,049,736 at December 31, 2002, an increase of $12,900,570, or 8.5%. The average yield earned on the loan portfolio was 6.71% in 2003 compared to 7.13% in 2002, a decrease of 42 basis points. This decrease is primarily due to the lower interest rate environment that existed throughout 2003.

Commercial loans averaged $38,410,951 for 2003, an increase of $7,652,274, or 24.9%, compared to $30,758,677 for 2002. Commercial loans are made to small to middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. The average yield on the commercial loan portfolio decreased 19 basis points to 7.21% in 2003 from 7.40% in 2002. The declining interest rate environment that existed throughout 2003, especially the lower average prime rate, and competitive loan pricing pressures resulted in the decreased yield on this portfolio as well as the portfolio components discussed in the following paragraphs.

Commercial mortgages and construction wholesale loans averaged $90,701,292 for 2003, an increase of $19,153,721, or 26.8%, compared to $71,547,571 for 2002. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship with the borrower. Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the commercial mortgages and construction wholesale loan portfolio decreased 35 basis points to 6.14% for 2003 from 6.49% for 2002.

Residential mortgages and construction retail loans averaged $23,133,308 for 2003, an increase of $3,241,237, or 16.3% compared to $19,892,071 for 2002. These loans consist primarily of residential mortgage loans, home equity loans and business loans secured by residential real estate. The average yield on this portfolio decreased 86 basis points to 5.52% for 2003 from 6.38% for 2002.

The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2003.

	Maturity Range			Total
Type	Within One Year	After One But Within Five Years	After Five Years
Commercial & Commercial real estate	$21,219,227	$45,608,487	$17,013,117	$83,840,831
Construction Loans	42,370,695	14,600,570	0	56,971,265

Total	$63,589,922	$60,209,057	$17,013,117	$140,812,096

Fixed rate loans	$5,737,881	$37,849,728	$7,416,928	$56,154,085
Floating rate loans	57,852,041	22,359,329	9,596,189	84,658,006

Total	$63,589,922	$60,209,057	$17,013,117	$140,812,096

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

Non-performing loans totaled $330,783 at December 31, 2003, an increase of $172,471 from the $158,312 reported at December 31, 2002. The following table sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased $171,950 to $339,754 at December 31, 2003 compared to $167,804 at December 31, 2002. Non-performing assets represented 0.12% of total assets at December 31, 2003 and 0.06% at December 31, 2002. Non-performing loans as a percentage of total loans were 0.20% at December 31, 2003, compared to 0.10% at December 31, 2002.

The Bank had $8,971 of other real estate owned at December 31, 2003 and $9,492 of other real estate owned at December 31, 2002.

The Bank had no restructured loans or potential problem loans at December 31, 2003 and 2002.

At December 31, 2003, the Bank had no loans that were 90 days or more past due but still accruing interest income compared to $2,156 in this category of non-performing loans at December 31, 2002. Management’s decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.

Non-Performing Assets and Loans

	2003	2002	2001	2000	1999
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$2,156	$0	$471,040	$135,598
Non-accrual loans	330,783	156,156	618,102	106,959	501,756

Total non-performing loans	330,783	158,312	618,102	577,999	637,354
Other real estate owned	8,971	9,492	0	0	0

Total non-performing assets	$339,754	$167,804	$618,102	$577,999	$637,354

Non-performing loans to total loans	0.20%	0.10%	0.49%	0.52%	0.75%
Non-performing assets to total assets	0.12%	0.06%	0.28%	0.32%	0.43%

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

Allowance for Loan Losses

	2003	2002	2001	2000	1999
Balance, beginning of period	$1,669,882	$1,414,495	$1,132,555	$941,556	$775,530
Provision charged to operating expenses	240,000	240,000	300,000	215,875	188,875
Loans charged off	(123,666)	(8,182)	(20,973)	(28,158)	(26,662)
Recoveries	416	23,569	2,913	3,282	3,813

Net (charge offs) / recoveries	(123,250)	15,387	(18,060)	(24,876)	(22,849)

Balance, end of period	$1,786,632	$1,669,882	$1,414,495	$1,132,555	$941,556

Loans:
At year end	$163,950,306	$151,049,736	$124,937,483	$110,356,471	$84,917,615
Average during the year	170,191,619	145,159,286	123,944,552	99,472,064	87,145,813
Net recoveries (charge offs) to average loans outstanding	(0.07%)	0.01%	(0.01%)	(0.03%)	(0.03%)
Allowance for loan losses to:
Total loans at year end	1.09%	1.11%	1.13%	1.02%	1.11%
Non-performing loans	540.12%	270.16%	228.84%	195.94%	147.73%

At December 31, 2003, the allowance for loan losses was $1,786,632 compared to $1,669,882 at December 31, 2002, an increase of $116,750, or 7.0%. The ratio of the allowance for loan losses to total loans at December 31, 2003 and 2002 was 1.09% and 1.11%, respectively. The allowance for loan losses as a percentage of non-performing loans was 540.12% at December 31, 2003, compared to 270.16% at December 31, 2002. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $240,000 for the years ended December 31, 2003 and 2002. Management believes the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to the low balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace. Net charge offs/recoveries in 2003 amounted to a net charge off of $123,250 in 2003 compared to a net recovery of $15,387 in 2002.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2003		December 31, 2002		December 31, 2001
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:
Domestic:
Commercial, financial, and agricultural	$1,054,113	51%	$985,230	59%	$707,248	51%
Real estate – construction	375,193	35%	350,675	22%	325,334	23%
Real estate – residential mortgage	107,198	5%	100,193	6%	127,305	9%
Installment loans to individuals	178,663	8%	166,988	10%	169,739	12%
Lease financing	53,599	1%	50,096	3%	70,725	5%
Unallocated	17,866	—	16,700	—	14,144	—

	$1,786,632	100%	$1,669,882	100%	$1,414,495	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on building and expanding long-term relationships. Deposits in 2003 averaged $220,907,563, an increase of $11,888,170, or 5.7%, compared to $209,019,393 for 2002. At December 31, 2003, total deposits were $245,353,724, an increase of $21,204,260, or 9.5%, from $224,149,464 at December 31, 2002. The average rate paid on the Bank’s interest-bearing deposit balances for 2003 was 1.76%, decreasing from the 2.33% average rate for 2002.

A significant contributor to the level of deposit growth in the year ended December 31, 2003 were savings accounts which increased by $14,692,958, or 101.1%, from $14,533,798 at December 31, 2002 to $29,226,756 at December 31, 2003. Average non-interest bearing demand deposits were $41,318,131 for 2003, an increase of $2,296,976, or 5.9%, from $39,021,155 for 2002. Non-interest bearing demand deposits represent a stable, interest-free source of funds. Growth in business and personal checking accounts generated most of the increase, primarily due to competitive minimum balance requirements.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice accounts, decreased modestly by $263,192, to an average of $76,435,477 in 2003 from $76,698,669 for 2002. The average cost of interest-bearing demand deposits decreased 30 basis points to 0.98% in 2003 compared to 1.28% in 2002. Other time deposits, which consist primarily of retail certificates of deposit, increased $4,051,129, or 6.9%, for 2003 to average $63,182,395 compared to $59,131,266 for 2002. The average cost of other time deposits decreased 89 basis points to 2.77% for 2003 from 3.66% for 2002.

Certificates of deposit $100,000 and over are primarily used as an additional funding source to support balance sheet growth and as an alternative to other sources of borrowed funds. These deposits averaged $18,287,421 for 2003 and $18,619,750 for 2002. The average cost of these deposits decreased 62 basis points to 2.76% for 2003 compared with 3.38% for 2002.

The following table illustrates the components of average total deposits for the past five years.

Average Deposit Balances

	2003		2002		2001		2000		1999
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand Deposits	$41,318,131	18.70%	$39,021,155	18.67%	$30,209,573	17.72%	$25,596,993	19.52%	$21,842,138	18.87%
Money market and NOW accounts	76,435,477	34.60%	76,698,669	36.69%	50,474,834	29.60%	42,898,014	32.71%	33,681,758	29.10%
Savings deposits	21,684,139	9.82%	15,548,553	7.44%	10,738,835	6.30%	10,600,178	8.08%	9,956,583	8.60%
Certificates of deposit of $100,000 Or more	18,287,421	8.28%	18,619,750	8.91%	26,149,741	15.34%	8,446,002	6.44%	6,969,581	6.02%
Other time deposits	63,182,395	28.60%	59,131,266	28.29%	52,943,869	31.04%	43,590,728	33.25%	43,300,649	37.41%

Total	$220,907,563	100.00%	$209,019,393	100.00%	$170,516,852	100.00%	$131,131,915	100.00%	$115,750,709	100.00%

Other Borrowed Funds

Other borrowed funds are mainly comprised of repurchase agreements, Federal Home Loan Bank (“FHLB”) borrowings, and Federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. For 2003, the average balance of other borrowed funds was $23,985,934 compared to the average balance of $19,769,886 for 2002.

The balance of other borrowings was $15,500,000 at December 31, 2003, consisting entirely of FHLB borrowings of $15,500,000. The balance of other borrowings at December 31, 2002 consisted of FHLB borrowings of $15,500,000 and Federal funds purchased of $2,500,000. The average cost of other borrowed funds decreased 69 basis points to 3.97% for 2003 compared with 4.66% for 2002.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

During 1999, the Bank purchased a $3,000,000 ten-year fixed rate advance from the FHLB that is convertible quarterly at the option of the FHLB. The interest rate on this advance is 5.815%.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Shareholders’ Equity and Dividends

Shareholders’ equity at December 31, 2003 was $23,585,256, an increase of $2,590,414, or 12.3%, from $20,994,842 at December 31, 2002. Book value per common share at December 31, 2003 rose to $15.07 compared to $13.58 at December 31, 2002. The increase in shareholders’ equity and book value per share resulted primarily from net income of $3,228,500, less the effect of stock buybacks plus the lower level of unrealized holding gains on securities.

During the period 1999 – 2003, the Company has achieved a five year compounded growth rate for shareholders’ equity of 17.8%. In addition, the Company’s book value per share has also increased over this period at a compounded growth rate of 18.8%. In lieu of cash dividends, the Company has declared a stock dividend every year since 1992, which has been paid every year since 1993. A 5% stock dividend was declared in the years 2003, 2002 and 2001.

The Company’s common stock is quoted on the NASDAQ National Market System, under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation. For information on regulatory capital, see Note 15 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$1,220,446	$0	$0	$0	$1,220,446
Commitments to sell residential loans	$15,405,982	$0	$0	$0	$15,405,982

Contractual Obligations

The following table shows the significant contractual obligations of the Company by expected payment period as of December 31, 2003. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

Contractual Obligation	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Long-term debt	$1,921,015	$0	$0	$15,500,000	$17,421,015
Operating leases	$479,197	$1,333,208	$1,308,058	$1,112,942	$4,233,405
Purchase obligations	$512,026	$1,024,052	$0	$0	$1,536,078
Certificates of deposit	$53,577,685	$30,096,340	$2,696,465	$0	$86,370,490

Long-term debt obligations includes fixed term borrowings from the Federal Home Loan Bank and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and under certain circumstances are callable at the option of the lender. Operating leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indices. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consists primarily of contractual obligations under data processing service agreements.

The Company also has commitments and obligations under its employee benefit plans as described in Note 11 to the Consolidated Financial Statements. Payments under these plans over the next year are not expected to be significant to the Company’s financial statements.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At December 31, 2003, the balance of cash and cash equivalents was $14,702,886.

Net cash provided by operating activities totaled $4,628,976 for 2003 compared to $146,487 for 2002. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $17,618,399 for 2003 compared to $53,473,373 for 2002. The decrease in cash usage for 2003 compared to 2002 resulted from increase in loans and purchases of held to maturity.

Net cash provided by financing activities amounted to $18,097,935 for 2003 compared to $40,993,046 for 2002. The cash provided in 2003 resulted primarily from the increase in total deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2003, prepayments and maturities of investment securities totaled $57,073,223. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2003.

Interest Rate Sensitivity Analysis At December 31, 2003

($ in thousand)	Interest Sensitivity Period				Total Within One Year	One Year To Two Years	Non-interest Sensitive and Over Two Years	Total
	30 Day	90 Day	180 Day	365 Day
Earning Assets:
Total Investment Securities	$1,164	$4,079	$5,460	$9,968	$20,671	$15,702	$54,818	$91,191
Loans	61,262	11,211	13,319	19,044	104,836	18,952	40,163	163,951
Other Interest-earning assets	23,121				23,121		15,221	38,340

	85,547	15,290	18,779	29,012	148,628	34,654	110,202	293,482

Source of Funds:
Savings and time deposits	28,439	10,083	13,882	17,696	70,100	30,832	14,665	115,597
Other interest-bearing liabilities	53,855		5,000		58,855	3,023	47,640	109,518
Non-interest-bearing sources							68,369	68,369

	82,294	10,083	18,882	17,696	128,955	33,855	130,674	293,484

Asset (Liability) Sensitivity Gap:
Period Gap	$3,253	$5,207	($103)	$11,316	$19,673	$799	($20,472)	$0
Cumulative Gap	$3,253	$8,460	$8,357	$19,673	$19,673	$20,472
Cumulative Gap to Total Assets	1.1%	2.9%	2.8%	6.7%	6.7%	8.9%

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-costing retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby the model estimates the variance in net income with a change in interest rates of plus or minus 300 basis points over 12 and 24 month periods. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (“SPEs”) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

Under the above accounting literature, the Company was required to de-consolidate its investment in the Trust at December 31, 2003. The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities like the Trust resulted in the $5.0 million of trust preferred securities being classified and characterized as subordinated debentures that were issued from the Company to the Bank. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the redeemable subordinated debentures in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include redeemable subordinated debentures in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $5.0 million in redeemable subordinated debentures issued by the Trust in Tier 1 capital, the Company would have Tier 1 capital of 11.58% and a leverage ratio of 8.03%, each on a pro forma basis.

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003. The initial adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by Management. At December 31, 2003 and 2002, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

December 31, 2003

Change in Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$30,507,000	$27,599,000	$26,218,000
Change		(2,907,000)	(4,288,000)
Change as a % of assets		(0.99%)	(1.46%)

December 31, 2002

Change in Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$25,681,000	$22,917,000	$22,645,000
Change		(2,764,000)	(3,036,000)
Change as a % of assets		(1.03%)	(1.13%)

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Item 13(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided on pages F-1 through F-23 hereof.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Officers of the Registrant.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information about the Company’s (a) 1990 Employee Stock Option Plan for Key Employees, (b) 1996 Employee Stock Option Plan, (c) 2000 Employee Stock Option and Restricted Stock Plan, and (d) Directors Stock Option and Restricted Stock Plan. These plans are the Company’s only equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	91,118	$9.51	140,407
Equity compensation plans not approved by security holders (2)	28,788	$16.80	31,987
Total	119,906	$11.26	172,394

(1)	Includes the Company’s 1990 Employee Stock Option Plan for Key Employees, 1996 Employee Stock Option Plan, and Employee Stock Option and Restricted Stock Plan.

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

(2)	Directors Stock Option and Restricted Stock Plan.

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

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Certain Transactions With Management.”

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of 1st Constitution Bancorp.

Consolidated Statements of Condition – December 31, 2003 and 2002.

Consolidated Statements of Income – Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows – years Ended December 31, 2003, 2002, and 2001.

Independent Auditors’ Report

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2003.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit No.	Description
3 (i) *	Certificate of Incorporation of the Company (conformed copy)

3 (i)(A) *	Amendment to Certificate of Incorporation of the Company

3 (ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

4.1	Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2	Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Company, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3	Indenture dated as of April 10, 2002 between the Company, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4	Guarantee Agreement dated as of April 10, 2002 between the Company and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5	Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Corporation (incorporated by reference to the Company’s Form 8-A filed with the SEC on March 18, 2004).

10.1 #	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2 #	1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3 #	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4 #	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.5 #	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8 #	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9 #	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10 #	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

10.11 * #	Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004

13.1	2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

14 *	Code of Business Conduct and Ethics

21	Subsidiaries of the Company (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

23 *	Independent Auditors’ Consent

31.1 *	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 *	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32 *	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K. During the last quarter of the period covered by this report, no Current Reports on Form 8-K were filed by the Company with the Commission. On October 29, 2003, the Company furnished the Commission with information regarding earnings and other financial results for the quarter ended September 30, 2003, pursuant to Item 12 of Form 8-K.

(c) Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above).

(d) Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

1ST CONSTITUTION BANCORP

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

of 1ST Constitution Bancorp:

We have audited the accompanying consolidated statements of condition of 1ST Constitution Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1ST Constitution Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey

February 6, 2004

1ST CONSTITUTION BANCORP

STATEMENTS OF CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS
CASH AND DUE FROM BANKS	$6,987,850	$9,542,010
FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	7,715,036	52,364

Total cash and cash equivalents	14,702,886	9,594,374

SECURITIES (Notes 2 and 8):
Available for sale, at market value	84,999,973	82,028,866
Held to maturity (market value of $6,516,652 and $7,434,716 in 2003 and 2002, respectively)	6,191,197	7,171,913

Total securities	91,191,170	89,200,779

LOANS HELD FOR SALE (Note 3)	15,405,982	16,299,472

LOANS (Notes 3, 4 and 5)	163,950,306	151,049,736
Less - Allowance for loan losses	(1,786,632)	(1,669,882)

Net loans	162,163,674	149,379,854
PREMISES AND EQUIPMENT, net (Note 6)	1,361,517	1,276,942
ACCRUED INTEREST RECEIVABLE	1,169,015	1,263,003
BANK-OWNED LIFE INSURANCE (Note 11)	6,331,006	6,069,705
OTHER ASSETS	1,157,924	778,214

Total assets	$293,483,174	$273,862,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits (Note 7)
Non-interest bearing	$42,661,432	$44,964,217
Interest bearing	202,692,292	179,185,247

Total deposits	245,353,724	224,149,464
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note 8)	1,921,015	2,554,815
OTHER BORROWINGS (Note 8)	15,500,000	18,000,000
REDEEMABLE SUBORDINATED DEBENTURES (Note 9)	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	906,576	1,211,902
ACCRUED EXPENSES AND OTHER LIABILITIES	1,061,603	1,796,320

Total liabilities	269,897,918	252,867,501

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY (Notes 12 and 15):
Common stock, no par value; 15,000,000 shares authorized; 1,565,367 and 1,554,566 shares issued and 1,565,163 and 1,545,986 shares outstanding as of December 31, 2003 and 2002, respectively	19,694,828	17,320,091
Retained earnings	3,745,784	2,978,873
Treasury Stock, at cost, 204 shares and 8,580 shares at December 31, 2003 and 2002, respectively	(5,517)	(119,844)
Accumulated other comprehensive income	150,161	815,722

Total shareholders’ equity	23,585,256	20,994,842

Total liabilities and shareholders’ equity	$293,483,174	$273,862,343

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans	$11,425,762	$10,346,801	$10,555,037
Interest on securities:
Taxable	2,619,813	3,598,437	3,671,869
Tax-exempt	311,764	164,419	156,805
Interest on Federal funds sold and short-term investments	29,458	198,659	412,274

Total interest income	14,386,797	14,308,316	14,795,985

INTEREST EXPENSE:
Interest on deposits	3,163,255	3,961,209	5,702,633
Interest on securities sold under agreements to repurchase and other borrowed funds	952,910	921,982	1,038,505
Interest on redeemable subordinated debentures	257,852	216,081	—

Total interest expense	4,374,017	5,099,272	6,741,138

Net interest income	10,012,780	9,209,044	8,054,847
PROVISION FOR LOAN LOSSES (Note 4)	240,000	240,000	300,000

Net interest income after provision for loan losses	9,772,780	8,969,044	7,754,847

NON-INTEREST INCOME:
Service charges on deposit accounts	559,698	517,415	402,312
Gain on sale of loans held for sale	1,284,913	676,208	402,923
Gain on sale of securities available for sale	—	—	131,436
Income on Bank-owned life insurance	261,301	69,705	—
Other income	295,437	262,198	249,911

Total other income	2,401,349	1,525,526	1,186,582

NON-INTEREST EXPENSES:
Salaries and employee benefits (Note 11)	3,979,655	3,229,793	2,714,070
Occupancy expense (Note 13)	818,545	740,088	724,088
Other operating expenses (Note 14)	2,370,522	2,318,000	2,114,133

Total other expenses	7,168,722	6,287,881	5,552,291

Income before income taxes	5,005,407	4,206,689	3,389,138
INCOME TAXES (Note 10)	1,776,907	1,519,367	1,237,137

Net income	$3,228,500	$2,687,322	$2,152,001

NET INCOME PER SHARE
Basic	$2.07	$1.74	$1.39
Diluted	$1.97	$1.65	$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,560,601	1,544,846	1,542,957
Diluted	1,636,798	1,629,361	1,601,157

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2000	$13,912,814	$1,496,268	($20,204)	($168,048)	$15,220,830
Treasury Stock, 4,610 shares, at cost			(62,986)		(62,986)
5% stock dividend declared in December, 2001 including fractional share cash payments (66,900 shares)	1,285,525	(1,287,832)			(2,307)
Comprehensive Income:
Net income – 2001		2,152,001			2,152,001
Other comprehensive income Unrealized gain on securities available for sale, net of tax expense of $109,290				212,154	212,154
Less reclassification adjustment for gains included in net income, net of tax of ($44,688)				(86,748)	(86,748)

Comprehensive Income					2,277,407

BALANCE, December 31, 2001	$15,198,339	$2,360,437	($83,190)	($42,642)	$17,432,944
Exercise of stock options (5,637 shares)	53,195				53,195
Treasury Stock, 2,861 shares at cost			(36,654)		(36,654)
5% stock dividend declared December 2002, including fractional share cash payments (70,527 shares)	2,068,557	(2,068,886)			(329)
Comprehensive Income:
Net income – 2002		2,687,322			2,687,322
Unrealized gain on securities available for sale, net of tax expense of $445,807				858,364	858,364

Comprehensive Income					3,545,686

BALANCE, December 31, 2002	$17,320,091	$2,978,873	($119,844)	$815,722	$20,994,842
Exercise of stock options, net	188,822	(275,674)	114,327		27,475
5% stock dividend declared December 2003, including fractional share cash payments (74,541 shares)	2,185,915	(2,185,915)
Comprehensive Income:
Net income – 2003		3,228,500			3,228,500
Unrealized gain on securities available for sale, net of tax (benefit) of ($335,754)				(665,561)	(665,561)

Comprehensive Income					2,562,939

BALANCE, December 31, 2003	$19,694,828	$3,745,784	($5,517)	$150,161	$23,585,256

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$3,228,500	$2,687,322	$2,152,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Provision for loan losses	240,000	240,000	300,000
Depreciation and amortization	327,446	317,720	221,716
Net amortization of premiums on securities	1,190,853	520,346	55,241
Gain on sale of loans held for sale	(1,284,913)	(676,208)	(402,923)
Gain on sale of securities available for sale	—	—	(131,436)
Originations of loans held for sale	(91,972,465)	(63,511,458)	(61,706,352)
Income on Bank-owned life insurance	(261,301)	(69,705)	—
Proceeds from sales of loans held for sale	94,150,868	60,499,707	56,575,771
Decrease (increase) in accrued interest receivable	93,988	(215,333)	240,071
Increase in other assets	(43,957)	(631,586)	(46,600)
(Decrease) increase in accrued interest payable	(305,326)	(345,490)	15,953
(Decrease) increase in accrued expenses and other liabilities	(734,717)	1,331,172	345,513

Net cash provided by (used in) operating activities	4,628,976	146,487	(2,381,045)

INVESTING ACTIVITIES:
Purchases of securities - Available for sale	(62,222,441)	(60,068,896)	(53,656,400)
Held to maturity	(198,102)	(2,344,038)	(2,829,268)
Proceeds from maturities and prepayments of securities - Available for sale	57,073,223	40,436,189	33,742,940
Held to maturity	1,164,762	1,196,156	5,298,016
Proceeds from sales of securities available for sale	—	7,112,177	3,504,450
Purchase of Bank owned life insurance	—	(6,000,000)	—
Net increase in loans	(13,023,820)	(26,096,866)	(14,599,072)
Capital expenditures	(412,021)	(595,918)	(280,622)

Net cash used in investing activities	(17,618,399)	(53,473,373)	(25,212,229)

FINANCING ACTIVITIES:
Issuance of common stock, net	27,475	52,866	—
Purchase of Treasury Stock	—	(36,654)	(62,986)
Net increase in demand, savings and time deposits	21,204,260	34,730,202	49,247,369
Net decrease in securities sold under agreements to repurchase	(633,800)	(1,253,368)	(7,202,861)
Net (decrease) increase in other borrowings	(2,500,000)	2,500,000	—
Proceeds from issuance of trust preferred securities	—	5,000,000	—

Net cash provided by financing activities	18,097,935	40,993,046	41,981,522

Increase (decrease) in cash and cash equivalents	5,108,512	(12,333,840)	14,388,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,594,374	21,928,214	7,539,966

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,702,886	$9,594,374	$21,928,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for - Interest	$4,679,343	$5,444,762	$6,725,185
Income taxes	1,909,578	1,643,980	1,658,493

1ST CONSTITUTION BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1. Summary of Significant Accounting Policies

General

1ST Constitution Bancorp, (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey in February 1999. The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank which commenced operations in July 1989, and 1ST Constitution Capital Trust I, a statutory business trust. The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area. The Bank operates seven branches in Cranbury, Hamilton Square, Plainsboro, Montgomery, Princeton and Perth Amboy, New Jersey.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1ST Constitution Capital Trust I (the “Trust”) and the Bank and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company and FCB Assets Holdings, Inc. All significant inter-company accounts and transactions have been eliminated. In accordance with the Company’s adoption of Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, The Company de-consolidated the accounts and related activity of 1st Constitution Capital Trust I. See Adoption of Significant Accounting Standards below.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable. Estimated useful lives of furniture and fixtures and equipment are three to fifteen years, and three to ten years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Unearned income is recognized over the lives of the respective loans, principally using the effective interest method. Income from direct financing leases is recorded over the life of the lease under the financing method of accounting. The investment includes the sum of aggregate rentals receivable and the estimated residual value of leased equipment, less deferred income. Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations. When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired. Smaller balance homogenous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are excluded from consideration for impairment. Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying value of collateral for collateral dependent loans. When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible. Loans held for sale are carried at the aggregate lower of cost or market value. Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold.

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

	2003	2002	2001
Net income - As reported	3,228,500	$2,687,322	$2,152,001
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(17,548)	(8,862)	(251)

Pro forma	$3,210,952	$2,678,460	$2,151,750

Net income per share -
As reported -
Basic	$2.07	$1.74	$1.39
Diluted	$1.97	$1.65	$1.34
Pro forma -
Basic	$2.06	$1.73	$1.39
Diluted	$1.97	$1.65	$1.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0%; expected volatility of 35% in 2003 and 2002; risk-free interest rates of 3.27% and 3.03%, respectively; and expected lives of 5 years.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan. The Company’s contributions to the 401(k) plan are expensed as incurred. The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan. The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method. Weighted average shares for the basic net income per share computation for the years ended December 31, 2003, 2002 and 2001 were 1,560,601, 1,544,846 and 1,542,957, respectively. For the diluted net income per share computation, common stock equivalents of 76,197, 84,515 and 58,200 are included for the years ended December 31, 2003, 2002 and 2001, respectively. All share information reported in the statements of income reflect a 5% stock dividend declared December 18, 2003 paid on January 31, 2004 to shareholders of record on January 15, 2004.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of changes in shareholders’ equity.

Adoption of Significant Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (“SPEs”) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

Under the above accounting literature, the Company was required to de-consolidate its investment in the Trust at December 31, 2003. The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities like the Trust resulted in the $5.0 million of trust preferred securities being classified and characterized as subordinated debentures that were issued from the holding company to the Trust. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the redeemable subordinated debentures in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include redeemable subordinated debentures in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $5.0 million in redeemable subordinated debentures issued by the Trust in Tier 1 capital, the Company would have Tier 1 capital of 11.58% and a leverage ratio of 8.03%, each on a pro forma basis.

2. Securities

Amortized cost, gross unrealized gains and losses, and the estimated market value by security type as of December 31, is as follows:

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government corporations and agencies	$45,775,988	$173,837	$554,470	$45,395,355
Mortgage backed securities	31,455,825	731,392	41,231	32,145,986
Obligations of State and Political subdivisions	3,587,086	16,494	33,220	3,570,360
FHLB stock and other securities	3,946,447	19,485	77,660	3,888,272

	$84,765,346	$941,208	$706,581	$84,999,973

Held to maturity-
Mortgage backed securities	$955,970	$50,884	$0	$1,006,854
Obligations of State and Political subdivisions	5,235,227	274,571	0	5,509,798

	$6,191,197	$325,455	$0	$6,516,652

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government corporations and agencies	$34,593,765	$382,423	$48,698	$34,927,491
Mortgage backed securities	40,556,571	1,017,976	3,225	41,571,322
FHLB stock and other securities	5,642,589	44,980	157,515	5,530,054

	$80,792,924	$1,445,380	$209,438	$82,028,866

Held to maturity-
Mortgage backed securities	$1,650,982	$90,694	$0	$1,741,676
Obligations of State and Political subdivisions	5,520,931	172,109	0	5,693,040

	$7,171,913	$262,803	$0	$7,434,716

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 is as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$24,563,139	($551,678)	$830,608	($2,792)	$25,393,747	($554,470)
Mortgage backed securities	2,607,230	(41,231)	0	0	2,607,230	(41,231)
Obligations of State and Political Subdivisions	2,152,364	(33,220)	0	0	2,152,364	(33,220)
FHLB stock and other securities	0	0	1,381,010	(77,660)	1,381,010	(77,660)

Total temporarily impaired securities	$29,322,733	($626,129)	$2,211,618	($80,452)	$31,534,351	($706,581)

U.S. Treasury obligations and direct obligations of U.S. Government agencies: The unrealized losses on investments in these securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

FHLB stock and other securities: The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027. The unrealized losses on these securities were caused by interest rate increases. The contractual terms of the bonds do not allow the issuer to settle the securities at a price less than the face value of the bonds, which is greater than the amortized cost of the bonds. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost, estimated market value and weighted average yield of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in Due after ten years.

	Amortized Cost	Estimated Market Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$1,744,271	$1,763,921	5.48%
Due after one year through five years	11,057,912	11,052,766	3.37%
Due after five years through ten years	22,051,693	22,255,483	3.58%
Due after ten years	49,911,470	49,927,803	3.99%

Total	$84,765,346	$84,999,973	3.82%

Held to maturity-
Due in one year or less	$150,742	$155,609	4.65%
Due after one year through five years	1,734,265	1,817,056	4.22%
Due after five years through ten years	2,299,702	2,422,868	4.40%
Due after ten years	2,006,488	2,121,119	4.68%

Total	$6,191,197	$6,516,652	4.44%

*	computed on a tax equivalent basis.

There were no sales of securities in 2003 or 2002. Gross gains on securities sales were $131,436 in 2001.

As of December 31, 2003 and 2002, securities having a book value of $25,614,650 and $35,437,878, respectively, were pledged to secure public deposits, repurchase agreements, other borrowings, and for other purposes as required by law.

3. Loans and Loans Held for Sale

Loans outstanding by classification at December 31, 2003 and 2002 are as follows:

	2003	2002
Construction loans	$56,971,265	$32,342,880
Residential real estate loans	8,059,032	9,023,228
Commercial and commercial real estate	83,840,831	89,415,759
Loans to individuals	13,236,895	14,851,742
Lease financing	1,054,198	4,773,528
All other loans	1,230,297	1,055,560

	164,392,518	151,462,697
Less: Deferred origination fees, net	(442,212)	(412,961)

	$163,950,306	$151,049,736

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $15,405,982 at December 31, 2003 and $16,299,472 at December 31, 2002. The Bank sells residential mortgage loans in the secondary market on a non-recourse basis. The related loan servicing rights are generally released to the purchaser. Loans held for sale at December 31, 2003 and 2002 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.

4. Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2003	2002	2001
Balance, beginning of year	$1,669,882	$1,414,495	$1,132,555
Provision charged to operations	240,000	240,000	300,000
Loans charged off	(123,666)	(8,182)	(20,973)
Recoveries of loans charged off	416	23,569	2,913

Balance, end of year	$1,786,632	$1,669,882	$1,414,495

The amount of loans which were not accruing interest amounted to $330,783 and $156,156 at December 31, 2003 and 2002, respectively. Impaired loans totaled $330,783 and $151,114 at December 31, 2003 and 2002, respectively. There was no valuation allowance on impaired loans at December 31, 2003 and December 31, 2002. There were no loans 90 days or more past due and still accruing at December 31, 2003. Loans 90 days or more past due and still accruing totaled $2,156 at December 21, 2002.

Additional income before taxes amounting to $16,993, $16,450 and $15,214 would have been recognized in 2003, 2002 and 2001, respectively, if interest on all loans had been recorded based upon original contract terms. No interest was recognized on non-accrual loans in 2003, 2002 or 2001.

The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001, was approximately $240,949, $380,176, and $322,500, respectively.

5. Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2003 is as follows:

Balance, beginning of year	$3,745,994
Loans granted	2,462,418
Repayments of loans	(1,023,078)

Balance, end of year	$5,185,334

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2003 and 2002.

6. Premises And Equipment

Premises and equipment consist of the following as of December 31, 2003 and 2002:

	2003	2002
Leasehold improvements	$709,318	$689,091
Furniture and equipment	2,428,614	2,036,987

	3,137,932	2,726,078
Less- Accumulated depreciation	(1,776,415)	(1,449,136)

	$1,361,517	$1,276,942

7. Deposits

Deposits at December 31, 2003 and 2002 consist of the following:

	2003	2002
Demand
Non-interest bearing	$42,661,432	$44,964,217
Interest bearing	87,095,046	86,101,405
Savings	29,226,756	14,533,798
Time	86,370,490	78,550,044

	$245,353,724	$224,149,464

Individual time deposits $100,000 or greater amounted to $14,200,907 and $18,524,848 at December 31, 2003 and 2002, respectively. As of December 31, 2003, time deposits mature as follows: $53,577,685 in 2004; $18,923,883 in 2005; $7,497,889 in 2006; $3,674,568 in 2007; and $2,696,465 in 2008.

8. Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase are summarized as follows:

	2003	2002	2001
Balance outstanding at year end	$1,921,015	$2,554,815	$3,808,183
Weighted average interest rate at year end	1.15%	0.89%	2.00%
Average daily balance outstanding during year	$2,290,866	$4,124,680	$4,303,963
Weighted average interest rate during year	1.46%	1.77%	4.50%
Highest month-end outstanding balance	$2,562,549	$4,198,060	$4,452,285

Collateral, consisting of investment securities, underlying the agreements is held by an outside custodian.

The balance of other borrowings at December 31, 2003 consisted of Federal Home Loan Bank (“FHLB”) borrowings of $15,500,000. The balance of other borrowings was $18,000,000 at December 31, 2002 consisting of FHLB borrowings of $15,500,000 and Federal funds purchased of $2,500,000.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

During 1999, the Bank purchased a $3,000,000 ten-year fixed rate advance from the FHLB that is convertible quarterly at the option of the FHLB. The interest rate on this advance is 5.815%.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

9. Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (the “Trust”), a statutory business trust, and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. The Trust utilized the $5.0 million proceeds along with $155,000 invested in the Trust by the Company to purchase $5,155,000 of subordinated debentures issued by the Company. The Subordinated Debentures have terms that mirror the Trust Preferred Securities. The Trust exists for the sole purpose of issuing Trust Preferred Securities. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. The Trust is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust to pay amounts when due on the Trust Preferred Securities.

10. Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2003	2002	2001
Federal-
Current	$1,537,053	$1,371,755	$1,145,517
Deferred	(104,330)	(99,254)	(82,780)

	1,432,723	1,272,501	1,062,737

State-
Current	362,411	264,206	188,862
Deferred	(18,227)	(17,340)	(14,462)

	344,184	246,866	174,400

	$1,776,907	$1,519,367	$1,237,137

Income tax (benefit) expense included in other comprehensive income is ($335,754), $445,807 and ($44,688) in 2003, 2002 and 2001, respectively. A comparison of income tax expense at the Federal statutory rate in 2003, 2002 and 2001 to the Company’s provision for income taxes is as follows:

	2003	2002	2001
Federal income tax	$1,701,838	$1,430,274	$1,152,307
Add (deduct) effect of:
State income taxes net of federal income tax effect	227,161	162,932	115,104
Tax-exempt interest income	(106,000)	(55,902)	(53,314)
Bank-owned life insurance	(88,842)	—	—
Other items, net	42,750	(17,937)	23,040

Provision for income taxes	$1,776,907	$1,519,367	$1,237,137

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2003	2002
Deferred tax assets-
Allowance for loan losses	$713,581	$665,787
Employee Benefits	93,397	—
Other	2,136	20,770

Total deferred tax assets	809,114	686,557

Deferred tax liabilities-
Unrealized gain on securities available for sale	84,466	420,220

Total deferred tax liabilities	84,466	420,220

Net deferred tax asset	$724,648	$266,337

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. However, there can be no assurances about the level of future earnings.

11. Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Bank provided a matching contribution of 50% in 2003, 2002 and 2001 up to 6% of base compensation. Employer contributions to the plan amounted to $57,830 in 2003, $39,945 in 2002, and $33,259 in 2001.

Benefit Plans

During 2002, the Bank established a salary continuation plan for key executives and a director deferred compensation plan for its board members. The plans provide for yearly retirement benefits to be paid over a specified period. In addition, there is an officer group term replacement plan for divisional officers. The present value of the benefits accrued under these plans are being recognized over the estimated service period of the employees in the plan. The accrued liability as of December 31, 2003 and 2002 is approximately $233,845 and $46,769, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $233,845 and $46,769 is included in the accompanying consolidated statements of income for the years ended December 31, 2003 and 2002, respectively.

In connection with the benefit plans, the Bank has purchased $6 million in life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $6.3 million and $6.1 million as of December 31, 2003 and 2002, respectively.

12. Shareholders’ Equity

The Company’s shareholders have approved stock option plans for directors and key employees. The Company has also entered into an employment agreement pursuant to which additional options were awarded to its President. The Bank accounts for the award of stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these option awards been determined consistent with FASB Statement No. 123, as amended, the Bank’s net income and net income per share for 2003, 2002 and 2001 would have been reduced to the following pro forma amounts:

A summary of the status of the Company’s stock options at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price
Outstanding, at beginning of year	135,631	$10.13	137,857	$9.49	131,359	$8.30
Granted	3,885	27.99	5,077	25.21	9,261	16.80
Exercised	(19,614)	6.97	(5,919)	7.42	0
Forfeited	—	—	(1,384)	10.99	(2,764)	9.88

Outstanding, at end of year (2003 Range of Exercise Prices - $6.40-$27.99)	119,902	$11.18	135,631	$10.13	137,857	$9.49

Exercisable, at end of year (2003 Range of Exercise Prices - $6.40-$27.99)	119,902	$11.18	131,326	$8.93	128,596	$8.94

Weighted average remaining contractual life		5.1 years		6.7 years		6.8 years
Weighted average fair value of options granted during the year		$10.65		$9.07		$5.35

In December 2003, 2002 and 2001, the Company declared a 5% stock dividend to shareholders. All amounts in the table above and elsewhere in these notes have been adjusted to reflect such stock dividends.

13. Commitments and Contingencies

The Bank’s main office is leased at a monthly rental of $15,667 plus real estate taxes and certain common space charges allocated by the landlord. The lease expires in December 2010 and contains renewal options for two additional five-year terms at the Bank’s discretion.

As of December 31, 2003, future minimum rental payments under noncancellable operating leases are as follows:

2004	$479,197
2005	444,037
2006	418,433
2007	430,738
2008	418,660
Thereafter	2,042,340

Rent expense aggregated $557,592, $525,318 and $497,483 for the years ended December 31, 2003, 2002 and 2001, respectively.

Commitments With Off-Balance Sheet Risk

The statement of condition does not reflect various commitments relating to financial instruments which are used in the normal course of business. Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company’s financial position. These instruments include commitments to extend credit and letters of credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Bank generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments.

Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank was committed to advance $91,176,446 to its borrowers as of December 31, 2003.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation. Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Bank could be required to make equals the contract amount of the standby letters of credit and amounted to $1,220,446 at December 31, 2003. The Bank’s recognized liability for financial standby letters of credit was insignificant at December 31, 2003.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date. The notional amount of the Bank’s forward sales contracts was approximately $15.4 million at December 31, 2003 and $16.3 million at December 31, 2002. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2003.

Litigation

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated statement of condition. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Company’s financial position or results of operations.

14. Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Equipment expense	$434,933	$451,054	$310,702
Marketing	225,860	237,268	190,233
Computer services	498,081	432,875	494,686
Regulatory, professional and other fees	548,440	436,701	384,720
Office expense	312,055	311,346	330,358
All other expenses	351,153	448,756	403,434

	$2,370,522	$2,318,000	$2,114,133

15. Regulatory Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2003, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

The Company’s actual capital amounts and ratios as of December 31, 2003 and 2002 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003 -
Total capital (to Risk Weighted Assets)	$30,221,727	14.94%	$16,184,080	≥8%	$20,230,100	≥10%
Tier I Capital (to Risk Weighted Assets)	28,435,095	14.06%	8,092,040	≥4%	12,138,060	≥6%
Tier I Capital (to Average Assets)	28,435,095	9.74%	11,677,680	≥4%	14,597,100	≥5%

As of December 31, 2002 -
Total capital (to Risk Weighted Assets)	$26,849,002	14.75%	$14,557,600	≥8%	$18,197,000	≥10%
Tier I Capital (to Risk Weighted Assets)	25,179,120	13.84%	7,278,800	≥4%	10,918,200	≥6%
Tier I Capital (to Average Assets)	25,179,120	9.64%	10,453,080	≥4%	13,066,350	≥5%

The primary source of dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$14,702,886	$14,702,886	$9,594,374	$9,594,374
Securities available for sale	84,999,973	84,999,973	82,028,866	82,028,866
Securities held to maturity	6,191,197	6,516,652	7,171,913	7,434,715
Loans held for sale	15,405,982	15,405,982	16,299,472	16,299,472
Gross loans	163,950,306	165,728,000	151,049,736	152,811,000
Deposits	245,353,724	246,017,000	224,149,464	225,202,466
Securities sold under agreements to repurchase	1,921,015	1,921,015	2,554,815	2,554,815
Other borrowings	15,500,000	17,408,000	18,000,000	19,921,000

Loan commitments and standby letters of credit as of December 31, 2003 and 2002 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

17. Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

The following information of the Company includes only financial statements as of and for the years ended December 31, 2003 and 2002 and should be read in conjunction with the notes to the consolidated financial statements.

CONDENSED STATEMENTS OF CONDITION

	December 31, 2003	December 31, 2002
Assets:
Cash	$13,150	$5,050
Securities available for sale	155,000	155,000
Investment in subsidiaries	28,326,056	25,819,579
Other assets	246,050	170,213

Total Assets	$28,740,256	$26,149,842

Liabilities And Shareholders’ Equity
Subordinated debentures	$5,155,000	$5,155,000
Shareholders’ equity	23,585,256	20,994,842

Total Liabilities and Shareholder’s Equity	$28,740,256	$26,149,842

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2003	2002
Operating Income:
Interest Income	$7,994	$6,708

Total Operating Income	7,994	6,708
Operating Expense:
Interest Expense	265,845	222,789
Other Expense	32,004	24,003

Total Operating Expense	297,849	246,792
Loss before income taxes and equity in undistributed income of subsidiaries	(289,855)	(240,084)
Federal income tax benefit	(104,419)	(87,379)

Loss before equity in undistributed income of subsidiaries	(185,436)	(152,705)
Equity in undistributed income of subsidiaries	3,413,936	2,840,027

Net Income	$3,228,500	$2,687,322

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$3,228,500	$2,687,322
Adjustments:
Increase in other assets	(75,837)	(170,205)
Equity in undistributed income of subsidiaries	(3,413,936)	(2,840,027)

Net Cash Used In Operating Activities	(261,273)	(322,910)

Cash Flows from Investing Activities:
Repayment of investments in subsidiaries	269,373	—
Investing in subsidiaries	—	(4,827,040)

Net Cash provided by (used in) Investing Activities	269,373	(4,827,040)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	—	5,155,000

Net Cash provided by Financing Activities	—	5,155,000

Net increase in cash	8,100	5,050
Cash as of beginning of year	5,050	—

Cash as of end of year	$13,150	$5,050

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: March 18, 2004	By:	ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

EDWARD D. KNAPP Edward D. Knapp	Chairman of the Board	March 18, 2004

ROBERT F. MANGANO Robert F. Mangano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2004

CHARLES S. CROW, III Charles S. Crow, III	Director	March 18, 2004

WILLIAM M. RUE William M. Rue	Director	March 18, 2004

FRANK E. WALSH, III Frank E. Walsh, III	Director	March 18, 2004

JOSEPH M. REARDON Joseph M. Reardon	Senior Vice President and Treasurer (Principal Accounting Officer)	March 18, 2004

1ST CONSTITUTION BANCORP

INDEX TO EXHIBITS

Exhibit No.	Description
3 (i) *	Certificate of Incorporation of the Company (conformed copy)

3 (i)(A) *	Amendment to Certificate of Incorporation of the Company

3 (ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

4.1	Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2	Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Company, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3	Indenture dated as of April 10, 2002 between the Company, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4	Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5	Rights Agreement, dated as of March 18, 2004, between the Company and Registrar and Transfer Corporation (incorporated by reference to the Company’s Form 8-A filed with the SEC on March 18, 2004).

10.1 #	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2 #	1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3 #	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4 #	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.5 #	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8 #	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9 #	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10 #	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

10.11 * #	Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004

13.1	2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

14 *	Code of Business Conduct and Ethics

21	Subsidiaries of the Company (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

23 *	Independent Auditors’ Consent

31.1 *	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 *	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32 *	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.