Form 10-Q
period 2004-03-31
1ST CONSTITUTION BANCORP
filed 2004-05-13
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 11, 2004, there were 1,562,328 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CASH AND DUE FROM BANKS	$7,560,178	$6,987,850
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	3,221,247	7,715,036

Total cash and cash equivalents	10,781,425	14,702,886

INVESTMENT SECURITIES:
Available for sale, at fair value	92,051,823	84,999,973
Held to maturity (fair value of $6,391,619 and $6,516,652 in 2004 and 2003, respectively)	6,060,342	6,191,197

Total investment securities	98,112,165	91,191,170

LOANS HELD FOR SALE	8,494,554	15,405,982

LOANS	169,552,730	163,950,306
Less- Allowance for loan losses	(1,846,632)	(1,786,632)

Net loans	167,706,098	162,163,674

PREMISES AND EQUIPMENT, net	1,455,018	1,316,517
ACCRUED INTEREST RECEIVABLE	1,360,453	1,169,015
BANK OWNED LIFE INSURANCE	6,390,256	6,331,006
OTHER ASSETS	549,312	1,157,924

Total assets	$294,849,281	$293,483,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$46,662,946	$42,661,432
Interest bearing	197,237,380	202,692,292

Total deposits	243,900,326	245,353,724
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,926,102	1,921,015
OTHER BORROWINGS	15,500,000	15,500,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	948,607	906,576
ACCRUED EXPENSES AND OTHER LIABILITIES	2,634,446	1,061,603

Total liabilities	270,064,481	269,897,918

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,565,367 shares issued and 1,562,463 and 1,565,163 outstanding as of March 31, 2004 and December 31, 2003, respectively	19,687,439	19,694,828
Retained earnings	4,621,590	3,745,784
Treasury Stock, shares at cost (2,904 shares at March 31, 2004 and 204 shares at December 31, 2003, respectively)	(92,382)	(5,517)
Accumulated other comprehensive income	568,152	150,161

Total shareholders’ equity	24,784,799	23,585,256

Total liabilities and shareholders’ equity	$294,849,281	$293,483,174

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Interest and fees on loans	$3,084,598	$2,752,687
Interest on securities:
Taxable	813,514	710,405
Tax-exempt	83,999	60,194
Interest on Federal funds sold and short-term investments	6,211	3,642

Total interest income	3,988,322	3,526,928

INTEREST EXPENSE:
Interest on deposits	747,327	845,090
Interest on securities sold under agreements to repurchase and other borrowed funds	223,724	229,022
Interest on redeemable subordinated debentures	62,183	66,485

Total interest expense	1,033,234	1,140,597

Net interest income	2,955,088	2,386,331
PROVISION FOR LOAN LOSSES	60,000	60,000

Net interest income after provision for loan losses	2,895,088	2,326,331

NON-INTEREST INCOME:
Service charges on deposit accounts	126,632	145,642
Gain on sale of loans held for sale	262,436	265,707
Income on Bank-owned life insurance	59,250	69,705
Other income	63,641	54,314

Total other income	511,959	535,368

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,193,865	958,825
Occupancy expense	245,856	200,295
Other operating expenses	680,191	584,014

Total other expense	2,119,912	1,743,134

Income before income taxes	1,287,135	1,118,565
INCOME TAXES	411,328	393,696

Net income	$875,807	$724,869

NET INCOME PER SHARE:
Basic	$0.56	$0.47
Diluted	$0.53	$0.45

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$875,807	$724,869
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	60,000	60,000
Depreciation and amortization	79,678	82,689
Net amortization on securities	118,919	336,689
Gain on sale of loans held for sale	(262,436)	(390,442)
Originations of loans held for sale	(12,306,322)	(14,310,371)
Proceeds from sales of loans held for sale	19,480,186	21,032,342
(Increase) Decrease in accrued interest receivable	(191,438)	3,384
Income on Bank – owned life insurance	(59,250)	(69,705)
Decrease (Increase) decrease in other assets	314,748	(369,793)
Increase (Decrease) in accrued interest payable	42,031	(18,285)
Increase in accrued expenses and other liabilities	1,572,844	46,694

Net cash provided by operating activities	9,724,767	7,128,071

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(14,236,640)	(5,215,351)
Held to maturity	0	(198,102)
Proceeds from maturities and prepayments of securities -
Available for sale	7,773,173	12,791,325
Held to maturity	128,019	247,749
Net (increase) decrease in loans	(5,602,424)	443,582
Capital expenditures	(173,179)	(42,344)

Net cash (used in) provided by investing activities	(12,111,051)	8,026,859

FINANCING ACTIVITIES:
Purchase of treasury stock	(86,866)	0
Net decrease in demand, savings and time deposits	(1,453,398)	(4,051,863)
Net increase in securities sold under agreements to repurchase	5,087	7,734
Net decrease in other borrowings	0	(2,500,000)

Net cash used in financing activities	(1,535,177)	(6,544,129)

(Decrease) increase in cash and cash equivalents	(3,921,461)	8,610,801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,702,886	9,594,374

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,781,425	$18,205,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$991,203	$1,158,882
Income taxes	—	—

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2004 (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Certain reclassifications have been made to the prior years’ financial statements to conform with the classifications used in 2004.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 5% stock dividend declared on December 18, 2003 and paid on January 31, 2004 to shareholders of record on January 15, 2004.

The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations,

	Three Months Ended March 31, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$875,807	1,564,877	$0.56
Effect of dilutive securities
Options and Grants	—	80,190	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$875,807	1,645,067	$0.53

All options have been included in the computation of diluted earnings per share.

	Three Months Ended March 31, 2003
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$724,869	1,551,143	$0.47
Effect of dilutive securities
Options and Grants	—	84,670	(0.02)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$724,869	1,635,813	$0.45

All options have been included in the computation of diluted earnings per share.

Stock-Based Compensation

Stock-based compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Included below are the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” which assumes the fair value based method of accounting had been adopted.

	Three months ended March 31,
	2004	2003
Net income -
As reported	$875,807	$724,869
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(6,357)	(4,387)

Pro forma	$869,450	$720,482

Net income per share -
As reported -
Basic	$0.56	$0.47
Diluted	$0.53	$0.45
Pro forma -
Basic	$0.56	$0.46
Diluted	$0.53	$0.44

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating this proposed statement.

Trust Preferred Securities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 would be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trust. However, as additional interpretations from the banking regulators related to entities such as the Trust become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations. As of March 31, 2004 and December 31, 2003, assuming the Company was not allowed to include the $5.2 million in subordinated debentures issued by the Trust in Tier 1 capital, the Company would have Tier 1 capital ratios of 11.94% and 11.58% and leverage ratios of 8.34% and 8.03%, respectively, each on a pro forma basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition at March 31, 2004 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 25, 2004.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and its wholly owned subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust I, the “Bank” refers to 1st Constitution Bank, and the “Trust” refers to 1st Constitution Capital Trust I. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition, and results of operations.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of the Bank, a full service commercial bank which began operations in August 1989, and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The Bank operates seven branches, and has two subsidiaries, 1st Constitution Investment Company of Delaware, Inc., which manages an investment portfolio, and FCB Assets Holdings, Inc., which is used by the Bank to manage and dispose of repossessed real estate.

The Trust, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

RESULTS OF OPERATIONS

Summary

The Company realized net income of $875,807 for the three months ended March 31, 2004, an increase of 20.8% over the $724,869 for the same period in 2003. Net income per diluted share was $0.53 for the three months ended March 31, 2004 compared to $0.45 per diluted share for the prior year.

Earnings Analysis

Interest Income

For the first three months of 2004, interest income was $3,988,322, an increase of $461,394, or 13.1%, compared to interest income of $3,526,928 for the same period in 2003. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for the three month periods ended March 31, 2004 and 2003, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$2,596,661	$6,211	0.96%	$1,301,033	$3,642	1.14%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	84,564,653	813,514	3.85%	78,930,486	710,405	3.60%
States and Political Subdivisions	8,875,453	124,319	5.60%	5,728,195	89,087	6.22%

Total	93,440,106	937,833	4.01%	84,658,681	799,492	3.78%
Loan Portfolio:
Commercial	29,686,779	569,957	7.70%	41,498,558	730,424	7.14%
Installment	5,284,206	101,141	7.68%	11,160,032	217,126	7.89%
Commercial Mortgages and Construction Wholesale	109,124,289	1,645,350	6.05%	78,064,042	1,217,783	6.33%
Residential Mortgages and Construction Retail	25,551,574	331,569	5.20%	20,177,012	353,637	7.11%
All Other Loans	9,312,150	436,581	18.86%	9,030,847	233,716	10.90%

Total	178,958,998	3,084,598	6.91%	159,930,491	2,752,686	6.98%
Total Interest-Earning Assets	274,995,765	4,028,642	5.88%	245,890,205	3,555,820	5.86%

Allowance for Loan Losses	(1,824,435)			(1,707,660)
Cash and Due From Bank	7,107,225			8,393,930
Other Assets	10,141,198			9,200,256

Total Assets	$290,419,753			$261,776,731

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$83,086,862	$187,085	0.90%	$72,726,253	$189,941	1.06%
Savings Accounts	26,418,860	33,766	0.51%	15,772,138	38,718	1.00%
Certificates of Deposit	72,913,970	454,628	2.50%	61,314,693	481,778	3.19%
Certificates of Deposit of $100,000 and Over	11,730,726	71,849	2.46%	21,931,091	134,653	2.49%
Federal Funds Purchased/Other Borrowed Funds	19,330,958	223,724	4.64%	21,796,755	229,022	4.26%
Trust Preferred Securities	5,155,000	62,183	4.83%	5,155,000	66,484	5.16%

Total Interest-Bearing Liabilities	218,636,376	1,033,235	1.90%	198,695,930	1,140,596	2.33%

Net Interest Spread			3.98%			3.53%

Demand Deposits	45,436,807			38,732,954
Other Liabilities	2,351,948			3,310,581

Total Liabilities	266,425,131			240,739,465
Shareholders’ Equity	23,994,622			21,621,731

Total Liabilities and Shareholders’ Equity	290,419,753			261,776,731

Net Interest Margin		$2,995,407	4.37%		$2,415,224	3.98%

The current year increase in interest income on a tax-equivalent basis resulted from higher average balances in the securities and loan portfolios which were partially offset by a lower average yield earned on the loan portfolio. Average loans increased $19,028,507, or 11.9% to $178,958,998 while the yield on the portfolio decreased 7 basis points to 6.91% from 6.98%. The lower loan yield reflected the lower interest rate environment that existed throughout 2003 and continued into the first quarter of 2004.

Average securities increased $8,781,425, or 10.4%, to $93,440,106 for the quarter ended March 31, 2004 from $84,658,681 for the quarter ended March 31, 2003 while the yield on the securities portfolio increased 23 basis points to 4.01% for the quarter ended March 31, 2004 from 3.78% for the quarter ended March 31, 2003.

Overall, the yield on the Company’s total interest-earning assets increased 2 basis points to 5.88% for the three months ended March 31, 2004 from the 5.86% for three months ended March 31, 2003.

Interest Expense

Total interest expense decreased by $107,363, or 9.4%, to $1,033,234 for the three months ended March 31, 2004 from $1,140,597 for the three months ended March 31, 2003. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the three months ended March 31, 2004 decreased 43 basis points to 1.90% from 2.33% for the three months ended March 31, 2003.

Net Interest Income

The Company’s net interest income for the three month period ended March 31, 2004 was $2,955,088, an increase of 23.8% from $2,386,331 for the three months ended March 31, 2003. For the first three months of 2004, interest income increased by $461,394 compared to the first three months of 2003, while interest expense decreased by $107,363 compared to the first three months of 2003. The increase in the loan and securities portfolios average balances during the first three months of 2004, compared to the first three months of 2003 contributed to the current period increase in net interest income despite the lower yield on the loan portfolio in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.37% for the first three months of 2004 compared to 3.98% for the first three months of 2003. The principal factor causing the increase in the net interest margin was the decrease in net investment portfolio amortization for the three months ended March 31, 2004 versus the three months ended March 31, 2003. Net amortization for the three months ended March 31, 2004 was $118,919 versus $336,689 for the three months ended March 31, 2003.

Provision for Loan Losses

For the three months ended March 31, 2004 and March 31, 2003, the provision for loan losses was $60,000. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting polices of the Company and are based upon a number of factors including management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2004 was $511,959, a decrease of 4.4% over non-interest income of $535,368 for the three months ended March 31, 2003. The decrease was due to decreases in service charges on deposit accounts, gains on sales of loans held for sale, income on Bank-owned life insurance and an increase in other non-interest income.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the three months ended March 31, 2004 was $262,436 compared to $265,707 for the three months ended March 31, 2003. The volatile interest rate environment that existed in the first three months of 2004 lowered the current period volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts amounted to $126,632 for the three months ended March 31, 2004 compared to $145,642 for the three months ended March 31, 2003. Service charge income decreased in the first three months of 2004 principally due to decreases in income from overdraft fees and wire transfer service fees.

The other income component of non-interest income amounted to $63,641 for the three months ended March 31, 2004 compared to $54,314 for the three months ended March 31, 2003. Income from Bank Owned Life Insurance (“BOLI”) amounted to $59,250 for the three months ended March 31, 2004 compared to $69,705 for the three months ended March 31, 2003. In April 2001, the Company purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

The Company also generates non-interest income from a variety of other fee-based services. Deposit and service fee charges are received and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to the offer the products or services amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2004 was $2,119,912, an increase of $376,778, or 21.6% compared to non-interest expense of $1,743,134 for the three months ended March 31, 2003.

In January 2004, the Company entered into a two year lease for a new Loan Production Office in Fort Lee, New Jersey. The lease provides for the rental of 1,567 square feet with an aggregate monthly rental of $2,873 in the first year and $2,938 in the second year. The staffing and operations of this Loan Production Office have resulted in increases in each of non-interest expense categories for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The following table presents the major components of non-interest expense for the three months ended March 31, 2004 and 2003.

Non-interest Expenses

	Three months ended March 31,
	2004	2003
Salaries and employee benefits	$1,193,865	$958,825
Occupancy expenses	245,856	200,295
Equipment expense	114,098	118,888
Marketing	59,843	50,074
Computer services	145,968	122,379
Regulatory, professional and other fees	116,099	132,120
Office expense	90,515	81,656
All other expenses	153,668	78,897

	$2,119,912	$1,743,134

Salaries and employee benefits increased 24.5% to $1,193,865 for the three months ended March 31, 2004 from $958,825 for the three months ended March 31, 2003. This increase reflects the increase in staffing levels to manage the continuing growth of the Company.

The Company’s ratio of non-interest expense to average assets increased to 2.94% for the three months ended March 31, 2004 compared to 2.90% for the three months ended March 31, 2003. The Company’s efficiency ratio increased to 61.1% for the first three months of 2004 compared to a ratio of 59.7% for the first three months of 2003.

Financial Condition

March 31, 2004 Compared with December 31, 2003

Total consolidated assets at March 31, 2004 totaled $294,849,281, increasing from $293,483,174 at December 31, 2003.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2004 totaled $10,781,425 compared to $14,702,886 at December 31, 2003. Cash and cash equivalents at March 31, 2004 consisted of cash and due from banks of $7,560,178 and Federal funds sold/short term investments of $3,221,247. The corresponding balances at December 31, 2003 were $6,987,850 and $7,715,036, respectively.

Investment Securities

Investment Securities represented 33.3% of total assets at March 31, 2004 and 31.1% at December 31, 2003. Total securities increased $6,920,995, or 7.6%, at March 31, 2004 to $98,112,165 from $91,191,170 at December 31, 2003.

Investment Securities available for sale totaled $92,051,823 at March 31, 2004, an increase of $7,051,850, or 8.3%, from December 31, 2003. During the first three months of 2004, $14,236,640 of securities available for sale were purchased (predominantly U.S. government agency securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Investment Securities held to maturity totaled $6,060,342 at March 31,2004, a decrease of $130,855, or 2.1%, from December 31, 2003.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2004 and December 31, 2003.

Loan Portfolio Composition

	March 31, 2004		December 31, 2003
Component	Amount	% of total	Amount	% of total
Construction loans	$65,778,733	38.8%	$56,971,265	34.7%
Residential real estate loans	9,365,019	5.5%	8,059,032	4.9%
Commercial and industrial loans	80,210,907	47.3%	83,398,619	50.9%
Loans to individuals	13,343,409	7.9%	13,236,895	8.1%
Lease financing	220,718	0.1%	1,054,198	0.6%
All other loans	633,944	0.4%	1,230,297	0.8%

	$169,552,730	100.0%	$163,950,306	100.0%

The loan portfolio increased $5,602,424, or 3.4%, at March 31, 2004 to $169,552,730 from $163,950,306 at December 31, 2003. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

Nonaccrual loans amounted to $330,194 at March 31, 2004, compared to $330,783 at December 31, 2003. As the table demonstrates, despite the amount of non-performing assets at March 31, 2003, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans

	March 31 2004	December 31 2003
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	330,194	330,783

Total non-performing loans	330,194	330,783
Other real estate owned	8,971	8,971

Total non-performing assets	$339,165	$339,754

Non-performing loans to total loans	0.19%	0.20%
Non-performing assets to total assets	0.12%	0.12%

The Company had no restructured loans at March 31, 2004 and December 31, 2003. Impaired loans totaled $330,194 at March 31, 2004 and $330,783 at December 31, 2003.

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

The allowance for loan losses amounted to $1,846,632 at March 31, 2004, an increase of $60,000 from December 31, 2003. The ratio of the allowance for loan losses to total loans was 1.09% at March 31, 2004 and December 31, 2003, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	March 31, 2004	March 31, 2003
Balance, beginning of period	$1,786,632	$1,669,882
Provision charged to operating expenses	60,000	60,000
Loans charged off	0	0
Recoveries	0	0

Net (charge offs) / recoveries	0	0

Balance, end of period	$1,846,632	$1,729,882

Loans:
At period end	$169,552,730	$150,606,154
Average during the period	178,958,730	159,930,491
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to:
Total loans at period end	1.09%	1.15%
Non-performing loans	559.26%	409.07%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $1,453,398, or 0.6%, to $243,900,326 at March 31, 2004 from $245,353,724 at December 31, 2003. This decrease in total deposits was primarily the result of a $5,454,912 decrease in interest bearing deposits to $197,237,380, as management believes that depositors with maturing time deposits migrated from the Company in searching for higher rates during the current period of financial market volatility and economic uncertainty. This was partially offset by a $4,001,514 increase in non-interest bearing deposits to $46,662,946.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at March 31, 2004 and December 31, 2003 consisted of FHLB borrowings of $15,500,000. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Trust Preferred Securities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 would be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that the Trust qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly, deconsolidated the Trust as of December 31, 2003. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trust. However, as additional interpretations from the banking regulators related to entities such as the Trust become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations. As of March 31, 2004 and December 31, 2003, assuming the Company was not allowed to include the $5.2 million in subordinated debentures issued by the Trust in Tier 1 capital, the Company would have Tier 1 capital ratios of 11.94% and 11.58% and leverage ratios of 8.34% and 8.03%, respectively, each on a pro forma basis.

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2004 totaled $24,784,799, an increase of $1,199,543, or 5.1%, from $23,585,256 at December 31, 2003. Book value per common share rose to $15.86 at March 31, 2004 from $15.07 at December 31, 2003.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $875,807 less the effect of stock buybacks plus the increase in unrealized holding gains on securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the first quarter ended March 31, 2004 is set forth under Part II, Item 2 of this report, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio
As of March 31, 2004 -
Total capital to risk weighted assets	$32,199,583	15.32%
Tier 1 capital to risk weighted assets	30,352,951	14.41%
Tier 1 capital to average assets	30,352,951	10.07%

As of December 31, 2003 -
Total capital to risk weighted assets	$30,221,727	14.94%
Tier 1 capital to risk weighted assets	28,435,095	14.06%
Tier 1 capital to average assets	28,435,095	9.74%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2004, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Company has established a borrowing relationship with the FHLB which further supports and enhances liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2004, the balance of cash and cash equivalents was $10,781,425.

Net cash provided by operating activities totaled $9,724,767 in the three months ended March 31, 2004 compared to $7,128,071 in the three months ended March 31, 2003. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $12,111,051 in the three months ended March 31, 2004 compared to $8,026,859 provided by investing activities in the three months ended March 31, 2003. The current period amount was the result of a higher volume of securities purchases and loan originations for the three months ended March 31, 2004.

Net cash used in financing activities amounted to $1,535,177 in the three months ended March 31, 2004 compared to $6,544,192 used in financing activities in the three months ended March 31, 2003. The current period amount resulted primarily from a modest decrease in deposits during the three months period ended March 31, 2004 compared to the same prior year period.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2004, maturities and prepayments of investment securities totaled $7,901,192. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2004 and December 31, 2003, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

	March 31, 2004			December 31, 2003
Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$31,234,000	$27,085,000	$27,840,000	$30,507,000	$27,599,000	$26,218,000

Change		(4,149,000)	(3,394,000)		(2,907,000)	(4,288,000)

Change as a % of assets		(1.41%)	(1.15%)		(0.99%)	(1.46%)

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Shareholders Rights Plan

On March 18, 2004, the Company’s Board of Directors declared a dividend distribution of one Right for each outstanding share of Company common stock. The distribution is payable to the shareholders of record at the close of business on March 29, 2004. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of a series of the Company’s preferred stock designated as Series A Junior Participating Preferred Stock (“Preferred Stock”) at a price of $142.00 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and Registrar and Transfer Company, as Rights Agent, which was filed as an exhibit to the Form 8-K filed by the Company with the SEC on March 18, 2004.

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 12% or more of the outstanding shares of common stock (the “Stock Acquisition Date”), other than as a result of repurchases of stock by the Company or certain inadvertent actions which are promptly remedied, (ii) 10 business days (or such later date as the Board shall determine prior to any person becoming an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

Until the Distribution Date, (i) the Rights will be evidenced by the common stock certificates and will be transferred with and only with such common stock certificates, (ii) new common stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate. Pursuant to the Rights Agreement, the Company reserves the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

The Rights are not exercisable until the Distribution Date and will expire at 5:00 P.M. (New York City time) on March 29, 2014, unless such date is extended or the Rights are earlier redeemed or exchanged by the Company as described below.

Except as otherwise determined by the Board of Directors, only shares of common stock issued prior to the Distribution Date will be issued with Rights.

In the event that a Person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by the Company as set forth below.

In the event that, on or at any time after a Stock Acquisition Date, the Company (i) engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and any shares of the Company’s common stock are changed into or exchanged for other securities or assets or (iii) 50% or more of the assets, cash flow or earning power of the Company and its subsidiaries (taken as a whole) are sold or transferred so that each holder of a Right (except as noted below) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value (determined as provided in the Rights Agreement) of two times the exercise price of the Right. The events set forth in this paragraph and in the second preceding paragraph are referred to as the “Triggering Events.”

At any time until the time at which any person becomes an Acquiring Person, the Company may redeem the rights in whole, but not in part, at a price of $0.01 per Right, (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 Redemption Price.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding common stock, the Board may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, for common stock at an exchange ratio of one share of common stock, or one one-hundredth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

Issuer Purchases of Equity Securities

On March 12, 2001, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2004.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2004	January 31, 2004	0	—	0	57,834
February 1, 2004	February 29, 2004	500	$32.99	500	57,334
March 1, 2004	March 31, 2004	2,200	$31.99	2,200	55,134

	Total	2,700	$32.17	2,700	55,134

(1)	The stock repurchase program covers a maximum of 66,805 shares of common stock of the Company, representing 5% of the common stock of the Company on December 31, 2000, and was announced on March 12, 2001. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3	(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 25, 2004)

3	(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

(b)	Reports on Form 8-K

On March 18, 2004, the Company filed with the Commission a Form 8-K reporting under Item 5 the adoption by the Board of Directors of the Company of a shareholder rights plan. On January 20, 2004, the Company furnished the Commission with information regarding earnings and other financial results for the quarter ended December 31, 2003, pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: May 13, 2004	By:	ROBERT F. MANGANO

Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004	By:	JOSEPH M. REARDON

Joseph M. Reardon Senior Vice President and Treasurer (Principal Accounting Officer)