Form 10-Q
period 2004-06-30
1ST CONSTITUTION BANCORP
filed 2004-08-11
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 2, 2004, there were 1,560,012 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CASH AND DUE FROM BANKS	$8,264,150	$6,987,850
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	21,893	7,715,036

Total cash and cash equivalents	8,286,043	14,702,886

INVESTMENT SECURITIES:
Available for sale, at fair value	97,141,433	84,999,973
Held to maturity (fair value of $6,058,934 and $6,516,652 in 2004 and 2003, respectively)	5,958,029	6,191,197

Total investment securities	103,099,462	91,191,170

LOANS HELD FOR SALE	15,002,406	15,405,982
LOANS	189,103,670	163,950,306
Less—Allowance for loan losses	(1,906,632)	(1,786,632)

Net loans	187,197,038	162,163,674

PREMISES AND EQUIPMENT, net	1,827,837	1,316,517
ACCRUED INTEREST RECEIVABLE	1,288,684	1,169,015
BANK OWNED LIFE INSURANCE	6,449,506	6,331,006
OTHER ASSETS	2,128,571	1,157,924

Total assets	$325,279,547	$293,483,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$47,552,728	$42,661,432
Interest bearing	205,446,496	202,692,292

Total deposits	252,999,224	245,353,724
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,932,281	1,921,015
OTHER BORROWINGS	39,200,000	15,500,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	942,264	906,576
ACCRUED EXPENSES AND OTHER LIABILITIES	1,103,179	1,061,603

Total liabilities	301,331,948	269,897,918

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,565,367 shares issued and 1,559,628 and 1,565,163 outstanding as of June 30, 2004 and December 31, 2003, respectively	19,687,439	19,694,828
Retained earnings	5,552,292	3,745,784
Treasury Stock, shares at cost (5,739 shares at June 30, 2004 and 204 shares at December 31, 2003, respectively)	(233,468)	(5,517)
Accumulated other comprehensive income (loss)	(1,058,664)	150,161

Total shareholders’ equity	23,947,599	23,585,256

Total liabilities and shareholders’ equity	$325,279,547	$293,483,174

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
INTEREST INCOME

Interest and fees on loans	$3,172,033	$2,849,250	$6,256,631	$5,601,937
Interest on securities
Taxable	787,495	600,720	1,601,009	1,311,125
Tax-exempt	83,652	82,015	167,651	142,209
Interest on Federal funds sold and short-term investments	646	1,931	6,857	5,573

Total interest income	4,043,826	3,533,916	8,032,148	7,060,844

INTEREST EXPENSE

Interest on deposits	760,851	815,259	1,508,178	1,660,349
Interest on securities sold under agreement to repurchase and other borrowed funds	245,472	235,113	469,196	464,135
Interest on redeemable subordinated debentures	63,454	64,438	125,637	130,923

Total interest expense	1,069,777	1,114,810	2,103,011	2,255,407

Net interest income	2,974,049	2,419,106	5,929,137	4,805,437
Provision for loan losses	60,000	60,000	120,000	120,000

Net interest income after provision for loan losses	2,914,049	2,359,106	5,809,137	4,685,437

NON-INTEREST INCOME

Service charges on deposit accounts	121,514	158,333	248,146	303,975
Gain on sale of loans held for sale	443,477	351,446	609,322	617,152
Income on bank-owned life insurance	59,250	69,658	118,500	139,363
Other income	70,114	78,737	133,755	133,051

Total other income	694,355	658,174	1,109,723	1,193,541

NON-INTEREST EXPENSE

Salaries and employee benefits	1,315,901	985,558	2,413,175	1,944,382
Occupancy expense	238,071	204,334	483,927	404,629
Other operating expenses	682,120	623,924	1,362,311	1,207,938

Total other expense	2,236,092	1,813,816	4,259,413	3,556,949

Income before income taxes	1,372,312	1,203,464	2,659,447	2,322,029
Income taxes	441,611	425,449	852,939	819,145

Net income	$930,701	$778,015	$1,806,508	$1,502,884

NET INCOME PER SHARE

Basic	$0.60	$0.50	$1.16	$0.96
Diluted	$0.57	$0.48	$1.10	$0.92

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Consolidated Statements Of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,806,508	$1,502,884
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	120,000	120,000
Depreciation and amortization	157,543	164,870
Net amortization on securities	222,294	672,346
Gain on sale of loans held for sale	(609,322)	(617,152)
Originations of loans held for sale	(40,000,337)	(42,893,085)
Proceeds from sales of loans held for sale	41,013,235	47,195,502
Increase in accrued interest receivable	(119,669)	(99,182)
Income on Bank-owned life insurance	(118,500)	(139,363)
Increase in other assets	(195,051)	127,688
Increase (decrease) in accrued interest payable	35,688	(191,886)
Increase in accrued expenses and other liabilities	41,576	112,950

Net cash provided by operating activities	2,353,965	5,955,572

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(28,454,928)	(32,666,261)
Held to maturity	0	(198,102)
Proceeds from maturities and prepayments of securities -
Available for sale	14,112,721	28,579,944
Held to maturity	227,200	735,068
Net increase in loans	(25,153,364)	(20,142,826)
Capital expenditures	(623,963)	(171,456)

Net cash used in investing activities	(39,892,334)	(23,863,633)

FINANCING ACTIVITIES:

Purchase of treasury stock	(235,340)	0
Net (decrease) increase in demand, savings and time deposits	7,645,500	(6,963,261)
Net (decrease) increase in securities sold under agreements to repurchase	11,266	(289,815)
Net increase in other borrowings	23,700,000	20,500,000

Net cash provided by financing activities	31,121,426	13,246,924

Decrease in cash and cash equivalents	(6,416,843)	(4,661,137)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,702,886	9,594,374

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,286,043	$4,933,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,067,323	$2,447,293
Income taxes	$1,161,112	$896,209

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2004 (Unaudited)

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

The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

	Three Months Ended June 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$930,701	1,561,692	$0.60
Effect of dilutive securities
Options and Grants	—	80,392	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$930,701	1,642,084	$0.57

All options have been included in the computation of diluted earnings per share.

	Three Months Ended June 30, 2003
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$778,015	1,563,426	$0.50

Effect of dilutive securities
Options and Grants	—	70,379	(0.02)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$778,015	1,633,805	$0.48

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$1,806,508	1,563,285	$1.16
Effect of dilutive securities
Options and Grants	—	80,880	(0.06)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,806,508	1,644,165	$1.10

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2003
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,502,884	1,557,318	$0.96
Effect of dilutive securities
Options and Grants	—	77,662	(0.04)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,502,884	1,634,980	$0.92

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

	Three months ended June 30,
	2004	2003
Net income -
As reported	$930,701	$778,015
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(6,357)	(4,387)

Pro forma	$924,344	$773,628

Net income per share -
As reported -
Basic	$0.60	$0.50
Diluted	$0.57	$0.48
Pro forma -
Basic	$0.59	$0.50
Diluted	$0.56	$0.48

	Six months ended June 30,
	2004	2003
Net income -
As reported	$1,806,508	$1,502,884
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(12,714)	(8,774)

Pro forma	$1,793,794	$1,494,110

Net income per share -
As reported -
Basic	$1.16	$0.96
Diluted	$1.10	$0.92
Pro forma -
Basic	$1.15	$0.96
Diluted	$1.09	$0.92

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

Management has determined that 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier I capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition at June 30, 2004 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2003, as filed with the SEC on March 25, 2004.

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

The Bank operates nine branches, and has two subsidiaries, 1st Constitution Investment Company of Delaware, Inc., which manages an investment portfolio, and FCB Assets Holdings, Inc., which is used by the Bank to manage and dispose of repossessed real estate.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and June 30, 2003

Summary

The Company realized net income of $930,701 for the three months ended June 30, 2004, an increase of 19.6% from the $778,015 reported for the three months ended June 30, 2003. Diluted net income per share was $0.57 for the three months ended June 30, 2004 compared to $0.48 per diluted share for the three months ended June 30, 2003.

Key performance ratios continued to improve for 2004. Return on average assets and return on average equity were 1.23% and 15.55% for the three months ended June 30, 2004 compared to 1.18% and 14.40%, respectively, for the three months ended June 30, 2003.

The Company’s net interest income for the three months ended June 30, 2004 was $2,974,049, an increase of 22.9% from the $2,419,106 reported for June 30, 2003. The net interest margin for the three months ended June 30, 2004 was 4.21% compared to 3.97% reported for the three months ended June 30, 2003. During 2003, the Company was confronted with continuing net interest margin pressures due to the very low interest rate environment, as well as elevated levels of loan prepayments and accelerated amortization of premiums on mortgage-backed investment securities. During the second quarter of 2004, a rising interest rate environment evolved resulting in a lesser level of loan prepayments and amortization expense decreasing to $103,375 for the three months ended June 30, 2004 versus $335,657 for the three months ended June 30, 2003.

Non-interest expense increased by $422,276, or 23.3%, to $2,236,092 for the three months ended June 30, 2004 compared to $1,813,816 for the three months ended June 30, 2003. During the three months ended June 30, 2004, the Company opened two new branch offices, one in West Windsor, New Jersey and one in Jamesburg, New Jersey. As a result, each component of non-interest expense in the three months ended June 30, 2004 was impacted by the additional costs involved in staffing and otherwise making these two branches operational. Despite the increase in operating costs for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, the Company’s efficiency ratio increased only slightly to 61.0% compared to 60.9% for the three months ended June 30, 2003.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2004 was $4,043,826, increasing by 14.4% from the $3,533,916 reported in the three months ended June 30, 2003. This is primarily attributable to the rising interest rate environment that evolved during the second quarter of 2004. For the three months ended June 30, 2004, average interest earning assets increased $39,575,083 or 15.9%, to $288,261,204 compared to $248,686,121 for the three months ended June 30, 2003. The increase in interest income resulting from increases in earning asset volume was modestly offset by a decrease in the average yield earned on these assets. For the three months ended June 30, 2004, the average yield on earning assets decreased 7 basis points to 5.69% from 5.76% for the same period last year.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $1,069,777, a decrease of $45,033 from $1,114,810 reported for the three months ended June 30, 2003. Total average interest bearing liabilities increased by $30,138,616 to $230,400,301 for the three months ended June 30, 2004 from $200,261,685 for the three months ended June 30, 2003. The average cost of interest bearing liabilities decreased 46 basis points to 1.87% for the three months ended June 30, 2004 from 2.33% for the three months ended June 30, 2003, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was an increase of $554,943, or 22.9%, in net interest income. The net interest margin, on a fully taxable equivalent basis, increased 24 basis points to 4.21% for the three months ended June 30, 2004 from 3.97% for the three months ended June 30, 2003. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising rate environment that evolved during the second quarter of 2004, combined with a lower level of net amortization of premiums on mortgage-backed investment securities.

Provision for Loan Losses

For each of the three month periods ended June 30, 2004 and June 30, 2003, the provision for loan losses was $60,000. The comparable provisions were the result of a stable loan portfolio combined with consistent levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

Total non-interest income increased $36,181, or 5.5%, to $694,355 for the three months ended June 30, 2004 from $658,174 for the three months ended June 30, 2003. The increase was due primarily to increases of $92,031 in gains on sale of loans held for sale. The declining interest rate environment that existed in 2003 and the first quarter of 2004 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Non-Interest Expense

Non-interest expense increased $422,276, or 23.3%, to $2,236,092 for the three months ended June 30, 2004, from $1,813,816 for the three months ended June 30, 2003. Salaries and employee benefits increased $330,343 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily due to (a) increased branch staffing levels as a result of the opening of two de novo branches during the second quarter of 2004 plus (b) normal employee salary increases. Occupancy expense increased $33,737 and other expenses increased $58,196, primarily as a result of costs related to making these two new branches operational.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio for the quarter ended June 30, 2004 was 61.0% compared to 60.9% for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 and June 30, 2003

Summary

The Company realized net income of $1,806,508 for the six months ended June 30, 2004, an increase of $303,624, or 20.2%, over the $1,502,884 realized for the six months ended June 30, 2003. Net income per diluted share was $1.10 for the six months ended June 30, 2004 compared to $0.92 per diluted share for the six months ended June 30, 2003.

Key performance ratios continued to improve during the six months ended June 30, 2004. Return on average assets and return on average equity were 1.22% and 15.23% for the six months ended June 30, 2004 compared to 1.15% and 14.21%, respectively, for the six months ended June 30, 2003.

The Company’s net interest income for the six months ended June 30, 2004 was $5,929,137, an increase of 23.4% from the $4,805,437 reported for the six months ended June 30, 2003. The net interest margin for the six months ended June 30, 2004 was 4.28% compared to 3.97% reported for the six months ended June 30, 2003. During the 12 months ended December 31, 2003, the Company was confronted with continuing net interest margin pressures due to the very low interest rate environment as well as elevated levels of loan prepayments and accelerated amortization of premiums on mortgage-backed securities. During the six months ended June 30, 2004, a rising interest rate environment evolved resulting in a lesser level of loan prepayments and amortization expense decreasing to $222,294 from the six months ended June 30, 2004 versus the $672,346 reported for the six months ended June 30, 2003.

Non-interest expense increased by $702,464, or 19.7%, to $4,259,413 for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company opened a loan production office in Fort Lee, New Jersey, as well as two new branch offices in West Windsor, New Jersey and Jamesburg, New Jersey. As a result, each component of non-interest expense in the six months ended June 30, 2004 was impacted by the additional costs involved in staffing and otherwise making these offices operational. Despite the increase in operating costs for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, the Company’s efficiency ratio decreased to 60.5% for the six months ended June 30, 2004 compared to 61.1% for the six months ended June 30, 2003.

Earnings Analysis

Interest Income

For six months ended June 30, 2004, total interest income was $8,032,148, an increase of $971,304, or 13.8%, compared to total interest income of $7,060,844 for the six months ended June 30, 2003. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2004 and 2003.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,470,637	$6,857	0.94%	$946,222	$5,573	1.19%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	86,413,399	1,601,009	3.71%	76,394,037	1,311,125	3.43%
States and Political Subdivisions	8,798,030	248,124	5.64%	7,169,731	210,470	5.87%

Total	95,211,429	1,849,133	3.88%	83,563,768	1,521,595	3.64%

Loan Portfolio:
Commercial	27,476,059	1,065,942	7.78%	40,841,427	1,438,900	7.10%
Installment	4,018,497	160,307	8.00%	10,469,031	410,064	7.90%
Commercial Mortgages and Construction Wholesale	116,413,575	3,453,538	5.95%	82,893,684	2,585,949	6.29%
Residential Mortgages and Construction Retail	26,517,639	611,300	4.62%	19,412,960	676,295	7.03%
All Other Loans	10,662,621	965,545	8.90%	9,162,220	490,729	10.90%

Total	185,088,391	6,256,632	6.78%	162,779,322	5,601,937	6.94%

Total Interest-Earning Assets	281,770,457	8,112,622	5.77%	247,289,312	7,129,075	5.81%

Allowance for Loan Losses	(1,855,314)			(1,736,675)
Cash and Due From Bank	7,243,985			8,682,896
Other Assets	10,363,623			9,189,167

Total Assets	$297,522,751			$263,424,700

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$84,866,100	$383,258	0.91%	$73,706,913	$385,379	1.05%
Savings Accounts	26,959,284	69,622	0.52%	16,902,082	83,886	1.00%
Certificates of Deposit	73,205,894	923,469	2.53%	61,416,961	919,895	3.02%
Certificates of Deposit of $100,000 and Over	10,760,904	131,829	2.46%	20,042,932	271,189	2.73%
Federal Funds Purchased/Other Borrowed Funds	23,627,392	469,197	3.98%	22,339,542	464,135	4.19%
Redeemable Subordinated Debentures	5,155,000	125,637	5.03%	5,155,000	130,923	5.24%

Total Interest-Bearing Liabilities	224,594,574	2,103,012	1.88%	199,563,430	2,255,407	2.28%

Net Interest Spread			3.89%			3.53%

Demand Deposits	46,517,113			39,629,102
Other Liabilities	2,433,112			2,904,411

Total Liabilities	273,544,799			242,096,943
Shareholders’ Equity	23,977,952			21,327,757

Total Liabilities and Shareholders’ Equity	297,522,751			263,424,700

Net Interest Margin		$6,009,610	4.28%		$4,873,668	3.97%

The current year increase in interest income resulted from higher average balances in the securities and loan portfolios which were modestly offset by a lower average yield earned on the loan portfolio. In addition, net amortization of premiums on mortgage-backed investment securities decreased to $222,294 for the six months ended June 30, 2004 compared to $672,346 for the six months ended June 30, 2003. Average loans increased $22,309,069, or 13.7%, to $185,088,391 for the six months ended June 30, 2004 from $162,779,322 for the six months ended June 30, 2003, while the yield on the portfolio decreased 16 basis points to 6.78% for the six months ended June 30, 2004 from 6.94% for the six months ended June 30, 2003. The lower loan yield reflected the lower interest rate environment that existed throughout 2003 and continued into the first quarter of 2004.

Average securities increased $11,647,661, or 13.9%, from $83,563,768 for the six months ended June 30, 2003 to $95,211,429 for the six months ended June 30, 2004, while the yield on the securities portfolio increased 24 basis points to 2.28% for the six months ended June 30, 2004 from 3.64% for the six months ended June 30, 2003.

Overall, the yield on the Company’s total interest-earning assets decreased 4 basis points to 5.77% for the six months ended June 30, 2004 from 5.81% for the six months ended June 30, 2003.

Interest Expense

Total interest expense for the six months ended June 30, 2004 was $2,103,011, a decrease of $152,396, or 6.8%, compared to $2,255,407 for the six months ended June 30, 2003. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the six months ended June 30, 2004 decreased 40 basis points to 1.88% from 2.28% for the six months ended June 30, 2003.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2004 was $5,929,137, an increase of $1,123,700, or 23.4%, compared to $4,805,437 for the six months ended June 30, 2003.

For the six months ended June 30, 2004, interest income increased by $971,304 compared to the six months ended June 30, 2003, while interest expense decreased by $152,396 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.28% for the six months ended June 30, 2004 compared to 3.97% for the six months ended June 30, 2003. The principal factor causing the increase in the net interest margin was the lower interest rate environment that existed throughout 2003 and continued into early 2004 combined with a lower level of net amortization of premiums on mortgage-backed investment securities.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2004 and 2003 was $120,000. The comparable provisions were the result of a stable loan portfolio combined with consistent levels of non-performing loans.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2004 was $1,109,723, a decrease of $83,818, or 7.0%, from non-interest income of $1,193,541 for the six months ended June 30, 2003.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2004 was $609,322 compared to $617,152 for the six months ended June 30, 2003. The declining interest rate environment that existed in 2003 through the first quarter of 2004 greatly fueled the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $248,146 for the six months ended June 30, 2004 compared to $303,975 for the six months ended June 30, 2003. Service charge income decreased in 2004 principally due to decreases in income from overdraft fees and wire transfer service fees.

The other income component of non-interest income amounted to $133,755 for the six months ended June 30, 2004 compared to $133,051 for the six months ended June 30, 2003. Income from Bank Owned Life Insurance (“BOLI”) amounted to $118,500 for the six months ended June 30, 2004, compared to $139,363 for the six months ended June 30, 2003. In April 2001, the Company purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

The Company also generates non-interest income from a variety of other fee-based services. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products and services amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2004 was $4,259,413, an increase of $702,464, or 19.7%, compared to non-interest expense of $3,556,949 for the six months ended June 30, 2003.

The following table presents the major components of non-interest expense for the six months ended June 30, 2004 and 2003.

Non-interest Expenses

	Six months ended June 30,
	2004	2003
Salaries and employee benefits	$2,413,175	$1,944,382
Occupancy expense	483,927	404,629
Equipment expense	226,865	228,472
Marketing	132,808	121,277
Computer services	288,277	241,234
Regulatory, professional and other fees	290,472	316,218
Office expense	204,668	156,921
All other expenses	219,271	143,816

	$4,259,413	$3,556,949

Salaries and employee benefits increased $468,793 to $2,413,175 for the six months ended June 30, 2004 compared to $1,944,382 for the six months ended June 30, 2003. This increase reflects the increase in staffing levels due to the opening of a loan production office during the first quarter of 2004 and two de novo branches during the second quarter of 2004 plus normal employee salary increases.

The Company’s ratio of non-interest expense to average assets was 2.88% for the six months ended June 30, 2004 compared to 2.72% for the six months ended June 30, 2003. The Company’s efficiency ratio decreased to 60.5% for the six months ended June 30, 2004 compared to a ratio of 61.1% for the six months ended June 30, 2003.

Financial Condition

June 30, 2004 Compared with December 31, 2003

Total consolidated assets at June 30, 2004 amounted to $325,279,547, an increase of $31,796,373, or 10.8%, compared to $293,483,174 at December 31, 2003. The growth in the Company’s asset base was primarily due to increases in the loan and securities portfolios.

The following discussion addresses the major components of the Company’s balance sheet.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2004 totaled $8,286,043 compared to $14,702,886 at December 31, 2003. Cash and cash equivalents at June 30, 2004 consisted of cash and due from banks of $8,264,150 and Federal funds sold/short term investments of $21,893. The corresponding balances at December 31, 2003 were $6,987,850 and $7,715,036, respectively.

The balance of cash and cash equivalents at June 30, 2004 decreased primarily due to management’s efforts to optimize the use of available cash for funding loan and securities portfolio growth.

Securities

Securities represented 31.7% of total assets at June 30, 2004 and 31.1% at December 31, 2003. Total securities increased $11,908,292, or 13.1%, at June 30, 2004 to $103,099,462 compared to $91,191,170 at December 31, 2003.

Securities available for sale totaled $97,141,433 at June 30, 2004, an increase of $12,141,460, or 13.3% from December 31, 2003. During the six months ended June 30, 2004, $28,454,928 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $5,958,029 at June 30, 2004, a decrease of $233,168, or 3.8%, from December 31, 2003.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2004 and December 31, 2003.

Loan Portfolio Composition

	June 30, 2004		December 31, 2003
Component	Amount	% of total	Amount	% of total
Construction loans	$81,804,207	43.3%	$56,971,265	34.7%
Residential real estate loans	9,305,084	4.9%	8,059,032	4.9%
Commercial and industrial loans	82,675,113	43.7%	83,398,619	50.9%
Loans to individuals	14,587,682	7.7%	13,236,895	8.1%
Lease financing	131,655	0.1%	1,054,198	0.6%
All other loans	599,929	0.3%	1,230,297	0.8%

	$189,103,670	100.0%	$163,950,306	100.0%

The loan portfolio increased $25,153,364, or 15.3%, at June 30, 2004 to $189,103,670 from $163,950,306 at December 31, 2003. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

Nonaccrual loans amounted to $453,133 at June 30, 2004, compared to $330,783 at December 31, 2003. As the table demonstrates, despite the amount of non-performing assets at June 30, 2004, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans

	June 30, 2004	December 31, 2003
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	453,133	330,783

Total non-performing loans	453,133	330,783
Other real estate owned	8,971	8,971

Total non-performing assets	$462,104	$339,754

Non-performing loans to total loans	0.24%	0.20%
Non-performing assets to total assets	0.14%	0.12%

The Company had no restructured loans at June 30, 2004 and December 31, 2003. Impaired loans totaled $453,133 at June 30, 2004 and $330,783 at December 31, 2003.

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

The allowance for loan losses amounted to $1,906,632 at June 30, 2004, an increase of $120,000 from December 31, 2003. The ratio of the allowance for loan losses to total loans was 1.01% at June 30, 2004 and 1.09% at December 31, 2003, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	June 30, 2004	June 30, 2003
Balance, beginning of period	$1,786,632	$1,669,882
Provision charged to operating expenses	120,000	120,000
Loans charged off	0	(4,894)
Recoveries	0	0

Net (charge offs) / recoveries	0	(4,894)

Balance, end of period	$1,906,632	$1,784,988

Loans:
At period end	$189,103,670	$171,187,668
Average during the period	185,088,391	162,779,322
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to:
Total loans at period end	1.01%	1.04%
Non-performing loans	420.77%	245.18%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $7,645,500, or 3.1%, to $252,999,224 at June 30, 2004 from $245,353,724 at December 31, 2003. This increase in total deposits was the result of a $4,891,296 increase in non-interest bearing deposits to $47,552,728, and a $2,754,204 increase in interest bearing deposits to $205,446,496.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans. The balance of other borrowings at June 30, 2004 consisted of fixed rate term FHLB borrowings of $24,600,000 and overnight funds purchased of $14,600,000. The balance of other borrowings at December 31, 2003 consisted of FHLB borrowings of $15,500,000.

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

Management has determined that the Trust qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly, deconsolidated the Trust as of December 31, 2003.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier I capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2004 totaled $23,963,036, an increase of $377,780, or 1.6%, from $23,585,256 at December 31, 2003. Book value per common share rose to $15.36 at June 30, 2004 from $15.07 at December 31, 2003.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $1,806,508 less the effect of stock buybacks and the increase in unrealized holding losses on securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the second quarter ended June 30, 2004 is set forth under Part II, Item 2 of this report, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio
As of June 30, 2004 -
Total capital to risk weighted assets	$31,928,332	14.02%
Tier 1 capital to risk weighted assets	30,021,700	13.18%
Tier 1 capital to average assets	30,021,700	10.09%

As of December 31, 2003 -
Total capital to risk weighted assets	$30,221,727	14.94%
Tier 1 capital to risk weighted assets	28,435,095	14.06%
Tier 1 capital to average assets	28,435,095	9.74%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2004, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2004, the balance of cash and cash equivalents was $8,286,043.

Net cash provided by operating activities totaled $2,353,965 in the six months ended June 30, 2004 compared to $5,955,572 in the six months ended June 30, 2003. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $39,892,334 in the six months ended June 30, 2004 compared to $23,863,633 provided by investing activities in the six months ended June 30, 2003. The current period amount was the result of a higher volume of securities purchases and loan originations for the six months ended June 30, 2004.

Net cash provided by financing activities amounted to $31,121,426 in the six months ended June 30, 2004 compared to $13,246,924 provided by financing activities in the six months ended June 30, 2003. The amount for the six months ended June 30, 2004 resulted primarily from a higher level in FHLB borrowings combined with an increase in the level of deposits during this period compared to the six months ended June 30, 2003.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2004, maturities and prepayments of investment securities totaled $14,339,921. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At June 30, 2004 and December 31, 2003, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

Change in Rates	June 30, 2004			December 31, 2003
	Flat	-200bp	+200bp	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$32,336,000	$30,785,000	$28,909,000	$30,507,000	$27,599,000	$26,218,000
Change		(1,551,000)	(3,427,000)		(2,907,000)	(4,288,000)
Change as a % of assets		(0.48)%	(1.06)%		(0.99)%	(1.46)%

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

On March 12, 2001, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2004.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2004	April 30, 2004	2,500	$31.95	2,500	52,634
May 1, 2004	May 31, 2004	500	$32.78	500	52,134
June 1, 2004	June 30, 2004	2,200	$32.05	2,200	49,934

	Total	5,200	$32.07	5,200	49,934

(1)	The stock repurchase program covers a maximum of 66,805 shares of common stock of the Company, representing 5% of the common stock of the Company on December 31, 2000, and was announced on March 12, 2001. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 20, 2004.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 1,338,747 shares of common stock of a total number of 1,565,103 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, (i) William M. Rue was re-elected as a Class II director of the Company, with 1,336,607 shares votes cast for and 2,140 shares withheld, (ii) Frank E. Walsh, III was re-elected as a Class II director of the Company, with 1,333,929 shares votes cast for and 4,818 shares withheld, and (iii) David C. Reed was elected as a Class I director of the Company, with 1,336,854 shares votes cast for and 1,893 shares withheld. There were no broker non-votes. Directors whose term of office continued following the meeting were Robert F. Mangano, Edward D. Knapp, and Charles Crow, III.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2004. The proposal was approved by the shareholders, with 1,335,056 shares voting in favor of the proposal, 3,114 shares voting against the proposal, and 577 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 25, 2004)

3(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

10.12 *	Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004

10.13 *	Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon

31.1 *	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2 *	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32 *	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company

*	Filed herewith

(b)	Reports on Form 8-K

On April 5, 2004, the Company filed with the Commission a Form 8-K reporting a change in its certifying accountants, pursuant to Item 4 of Form 8-K.

On April 19, 2004, the Company furnished the Commission with information regarding earnings and other financial results for the quarter ended March 31, 2004, pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: August 11, 2004	By:	ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2004	By:	JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)