Form 10-Q
period 2004-09-30
1ST CONSTITUTION BANCORP
filed 2004-11-12
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 9, 2004, there were 1,575,328 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CASH AND DUE FROM BANKS	$11,124,936	$6,987,850

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	722,527	7,715,036

Total cash and cash equivalents	11,847,463	14,702,886

INVESTMENT SECURITIES:
Available for sale, at fair value	90,458,599	84,999,973
Held to maturity (fair value of $9,010,114 and $6,516,652 in 2004 and 2003, respectively)	8,791,459	6,191,197

Total investment securities	99,250,058	91,191,170

LOANS HELD FOR SALE	9,444,112	15,405,982

LOANS	199,886,500	163,950,306
Less - Allowance for loan losses	(1,945,109)	(1,786,632)

Net loans	197,941,391	162,163,674

PREMISES AND EQUIPMENT, net	2,187,916	1,361,517

ACCRUED INTEREST RECEIVABLE	1,487,668	1,169,015

BANK OWNED LIFE INSURANCE	6,529,361	6,331,006

OTHER ASSETS	1,200,430	1,157,924

Total assets	$329,888,399	$293,483,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$52,850,885	$42,661,432
Interest bearing	225,062,839	202,692,292

Total deposits	277,913,724	245,353,724

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,941,042	1,921,015
OTHER BORROWINGS	16,500,000	15,500,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	898,267	906,576
ACCRUED EXPENSES AND OTHER LIABILITIES	1,456,554	1,061,603

Total liabilities	303,864,587	269,897,918

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 15,000,000 shares authorized; 1,565,367 shares issued and 1,558,273 and 1,565,163 outstanding as of September 30, 2004 and December 31, 2003, respectively	19,626,788	19,694,828
Retained earnings	6,508,387	3,745,784
Treasury Stock, shares at cost (7,094 shares at September 30, 2004 and 204 shares at December 31, 2003, respectively)	(228,896)	(5,517)
Accumulated other comprehensive income	117,533	150,161

Total shareholders’ equity	26,023,812	23,585,256

Total liabilities and shareholders’ equity	$329,888,399	$293,483,174

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,491,228	$2,897,516	$9,747,859	$8,499,453
Interest on securities
Taxable	821,323	622,215	2,422,332	1,933,340
Tax-exempt	90,461	85,114	258,112	227,323
Interest on Federal funds sold and short-term investments	634	1,396	7,491	6,969

Total interest income	4,403,646	3,606,241	12,435,794	10,667,085

INTEREST EXPENSE
Interest on deposits	874,168	757,576	2,382,346	2,417,925
Interest on securities sold under agreement to repurchase and other borrowed funds	272,382	261,413	741,578	725,548
Interest on redeemable subordinated debentures	64,784	63,761	190,421	194,684

Total interest expense	1,211,334	1,082,750	3,314,345	3,338,157

Net interest income	3,192,312	2,523,491	9,121,449	7,328,928
Provision for loan losses	60,000	60,000	180,000	180,000

Net interest income after provision for loan losses	3,132,312	2,463,491	8,941,449	7,148,928

NON-INTEREST INCOME
Service charges on deposit accounts	142,355	124,799	390,501	428,774
Gain on sale of loans held for sale	307,539	399,612	916,861	1,016,764
Gain on sale of securities available for sale	27,545	0	27,545	0
Income on bank-owned life insurance	79,855	62,688	198,355	202,051
Other income	90,603	94,383	224,358	227,434

Total non-interest income	647,897	681,482	1,757,620	1,875,023

NON-INTEREST EXPENSE
Salaries and employee benefits	1,283,588	1,022,114	3,696,763	2,966,496
Occupancy expense	282,028	199,198	765,955	603,827
Other operating expenses	789,961	601,106	2,152,272	1,809,044

Total non-interest expense	2,355,577	1,822,418	6,614,990	5,379,367

Income before income taxes	1,424,632	1,322,555	4,084,079	3,644,584
Income taxes	468,537	469,722	1,321,476	1,288,867

Net income	$956,095	$852,833	$2,762,603	$2,355,717

NET INCOME PER SHARE
Basic	$0.61	$0.54	$1.77	$1.51
Diluted	$0.58	$0.52	$1.68	$1.44

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Consolidated Statements Of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$2,762,603	$2,355,717
Adjustments to reconcile net income to net cash provided by operating activities-

Provision for loan losses	180,000	180,000
Depreciation and amortization	267,203	249,803
Net amortization of premiums on securities	291,770	1,006,940
Gain on sale of loans held for sale	(916,861)	(1,016,764)
Gain on sale of securities available for sale	(27,545)	0
Originations of loans held for sale	(56,690,533)	(65,616,944)
Proceeds from sales of loans held for sale	63,569,264	73,181,162
(Increase) decrease in accrued interest receivable	(318,653)	(112,998)
Income on Bank-owned life insurance	(198,355)	(202,051)
(Increase) decrease in other assets	(34,677)	167,219
Decrease in accrued interest payable	(8,309)	(329,029)
Increase (decrease) in accrued expenses and other liabilities	394,951	(215,497)

Net cash provided by operating activities	9,270,858	9,647,558

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(28,454,928)	(42,820,888)
Held to maturity	(3,302,038)	(198,102)
Proceeds from maturities and prepayments of securities -
Available for sale	18,899,045	47,344,551
Held to maturity	693,051	902,400
Proceeds from sales of securities available for sale	3,801,300	0
Net increase in loans	(35,957,717)	(4,962,436)
Capital expenditures	(1,093,602)	(263,997)

Net cash (used in) provided by investing activities	(45,414,790)	1,528

FINANCING ACTIVITIES:

Purchase of treasury stock, net	(291,419)	0
Net increase in demand, savings and time deposits	32,560,000	3,707,864
Net increase (decrease) in securities sold under agreements to repurchase	20,027	(538,345)
Net increase in other borrowings	1,000,000	3,500,000

Net cash provided by financing activities	33,288,608	6,669,519

(Decrease) increase in cash and cash equivalents	(2,855,423)	16,318,605

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,702,886	9,594,374

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,847,463	$25,912,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,322,654	$3,667,186
Income taxes	$1,811,112	$1,380,230

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2004 (Unaudited)

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

	Three Months Ended September 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$956,095	1,560,165	$0.61

Effect of dilutive securities
Options and Grants	—	78,655	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$956,095	1,638,820	$0.58

All options have been included in the computation of diluted earnings per share.

	Three Months Ended September 30, 2003
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$852,833	1,567,446	$0.54

Effect of dilutive securities
Options and Grants	—	72,229	(0.02)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$852,833	1,639,675	$0.52

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$2,762,603	1,562,237	$1.77

Effect of dilutive securities
Options and Grants	—	78,511	(0.09)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,762,603	1,640,748	$1.68

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2003
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,355,717	1,563,319	$1.51

Effect of dilutive securities Options and Grants	—	77,723	(0.07)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,355,717	1,641,042	$1.44

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

	Three months ended September 30,
	2004	2003
Net income -
As reported	$956,095	$852,833
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(6,357)	(4,387)

Pro forma	$949,738	$848,446

Net income per share -
As reported -
Basic	$0.61	$0.54
Diluted	$0.58	$0.52
Pro forma -
Basic	$0.61	$0.54
Diluted	$0.58	$0.52

	Nine months ended September 30,
	2004	2003
Net income -
As reported	$2,762,603	$2,355,717
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	(19,071)	(13,161)

Pro forma	$2,743,532	$2,342,556

Net income per share -
As reported -
Basic	$1.77	$1.51
Diluted	$1.68	$1.44
Pro forma -
Basic	$1.76	$1.50
Diluted	$1.67	$1.43

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment - an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company continues to evaluate this proposed statement and its effects on its results of operations.

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

Management has determined that 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust

was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

New Accounting Pronouncements

EITF Issue No. 03-1

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB also issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. The Company is in the process of determining the impact that this EITF will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition at September 30, 2004 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and September 30, 2003

Summary

The Company realized net income of $956,095 for the three months ended September 30, 2004, an increase of 12.1% from the $852,833 reported for the three months ended September 30, 2003. Diluted net income per share was $0.58 for the three months ended September 30, 2004 compared to $0.52 per diluted share for the three months ended September 30, 2003.

Key performance ratios continued to improve for 2004. Return on average assets and return on average equity were 1.16% and 15.42% for the three months ended September 30, 2004 compared to 1.22% and 15.40%, respectively, for the three months ended September 30, 2003.

The Company’s net interest income for the three months ended September 30, 2004 was $3,192,312, an increase of 26.5% from the $2,523,491 reported for September 30, 2003. The net interest margin for the three months ended September 30, 2004 was 4.12% compared to 3.88% reported for the three months ended September 30, 2003. During fiscal 2003, the Company was confronted with continuing net interest margin pressures due to the very low interest rate environment, as well as elevated levels of loan prepayments and accelerated amortization of premiums on mortgage-backed investment securities. During the third quarter of 2004, a rising interest rate environment continued to evolve, resulting in a lesser level of loan prepayments and net premium amortization expense decreasing to $69,476 for the three months ended September 30, 2004 from $670,251 for the three months ended September 30, 2003.

Non-interest expense increased by $533,159, or 29.3%, to $2,355,577 for the three months ended September 30, 2004 compared to $1,822,418 for the three months ended September 30, 2003. During the second quarter of 2004, the Company opened two new branch offices, one in West Windsor, New Jersey and one in Jamesburg, New Jersey, and in August opened the permanent location of the Perth Amboy branch. As a result, each component of non-interest expense in the three months ended September 30, 2004 was impacted by the additional costs involved in staffing and otherwise making these new branches operational. Despite the increase in operating costs for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, the Company’s efficiency ratio increased marginally to 62.4% compared to 59.3% for the three months ended September 30, 2003.

Earnings Analysis

Interest Income

Interest income for the three months ended September 30, 2004 was $4,403,646, increasing by 796,979, or 22.1%, from the $3,606,241 reported for the three months ended September 30, 2003. This is primarily attributable to the continuation of the rising interest rate environment that evolved during the second quarter of 2004. For the three months ended September 30, 2004, average interest earning assets increased $48,007,449 or 18.3% to $310,209,819 compared to $262,202,370 for the three months ended September 30, 2003. The increase in interest income resulting from increases in earning asset volume was also positively affected by an increase in the average yield earned on these assets. For the three months ended September 30, 2004, the average yield on earning assets increased 15 basis points to 5.67% from 5.52% for the same period last year.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $1,211,334, an increase of $128,584, 11.9%, from $1,082,750 reported for the three months ended September 30, 2003. Total average interest bearing liabilities increased by $35,788,399, or 16.8%, to $249,180,721 for the three months ended September 30, 2004 from $213,392,322 for the three months ended September 30, 2003. The average cost of interest bearing liabilities decreased 8 basis points to 1.93% for the three months ended September 30, 2004 from 2.01% for the three months ended September 30, 2003. This was primarily a result of a change in the deposit mix between the two periods, as balances in higher rate certificates of deposit in excess of $100,000 decreased, whereas increases in lower rate money market and NOW accounts increased, as a percentage of average total deposits for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was an increase of $668,821, or 26.5%, in net interest income. The net interest margin, on a fully taxable equivalent basis, increased 24 basis points to 4.12% for the three months ended September 30, 2004 from 3.88% for the three months ended September 30, 2003. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising rate environment that evolved during the second quarter of 2004, combined with a lower level of net amortization of premiums on mortgage-backed investment securities.

Provision for Loan Losses

For each of the three month periods ended September 30, 2004 and September 30, 2003, the provision for loan losses was $60,000. The comparable provisions were the result of a stable loan portfolio combined with low levels of non-performing loans. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting policies of the Company and are based upon a number of factors including management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions.

Non-Interest Income

Total non-interest income decreased $33,585, or 4.9%, to $647,897 for the three months ended September 30, 2004 from $681,482 for the three months ended September 30, 2003. The decrease was due primarily to a decrease of $92,073 in gains on sale of loans held for sale. The increasing interest rate environment that evolved during mid-2004 has slowed the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Non-Interest Expense

Non-interest expense increased $533,159, or 29.3%, to $2,355,577 for the three months ended September 30, 2004, from $1,822,418 for the three months ended September 30, 2003. Salaries and employee benefits increased $261,474 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to (a) increased branch staffing levels as a result of the opening of three new branch locations during mid-2004 plus (b) normal employee salary increases. Occupancy expense increased $82,830 and other expenses increased $188,855, primarily as a result of costs related to making these new branches operational.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio for the quarter ended September 30, 2004 was 62.4% compared to 59.3% for the quarter ended September 30, 2003.

Nine Months Ended September 30, 2004 and September 30, 2003

Summary

The Company realized net income of $2,762,603 for the nine months ended September 30, 2004, an increase of $406,886, or 17.3%, over the $2,355,717 realized for the nine months ended September 30, 2003. Net income per diluted share was $1.68 for the nine months ended September 30, 2004 compared to $1.44 per diluted share for the nine months ended September 30, 2003.

Key performance ratios remained strong for the nine months ended September 30, 2004. Return on average assets and return on average equity were 1.20% and 15.24% for the nine months ended September 30, 2004 compared to 1.18% and 14.65%, respectively, for the nine months ended September 30, 2003.

The Company’s net interest income for the nine months ended September 30, 2004 was $9,121,449, an increase of $1,792,521, or 24.5%, from the $7,328,928 reported for the nine months ended September 30, 2003. The net interest margin for the nine months ended September 30, 2004 was 4.23% compared to 3.94% reported for the nine months ended September 30, 2003. During the 12 months ended December 31, 2003, the Company was confronted with continuing net interest margin pressures due to the very low interest rate environment as well as elevated levels of loan prepayments and accelerated amortization of premiums on mortgage-backed securities. During the nine months ended September 30, 2004, a rising interest rate environment evolved resulting in a lesser level of loan prepayments and amortization expense decreasing to $291,770 from the nine months ended September 30, 2004 versus the $1,006,940 reported for the nine months ended September 30, 2003.

Non-interest expense increased by $1,235,623, or 23.0%, to $6,614,990 for the nine months ended September 30, 2004 from $5,379,367 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company opened a loan production office in Fort Lee, New Jersey, as well as three new branch locations in West Windsor, Jamesburg, and Perth Amboy, New Jersey. As a result, each component of non-interest expense in the nine months ended September 30, 2004 was impacted by the additional costs involved in staffing and otherwise making these offices operational. Despite the increase in operating costs for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, the Company’s efficiency ratio increased modestly to 62.0% for the nine months ended September 30, 2004 compared to 60.5% for the nine months ended September 30, 2003.

Earnings Analysis

Interest Income

For nine months ended September 30, 2004, total interest income was $12,435,794, an increase of $1,768,709, or 16.6%, compared to total interest income of $10,667,085 for the nine months ended September 30, 2003. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the nine month periods ended September 30, 2004 and 2003.

Average Balance Sheets with Resultant Interest and Rates (interest and yields on a tax-equivalent basis)
	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:

Federal Funds Sold/Short-Term Investments	$1,048,301	$7,491	0.95%	$884,616	$6,969	1.05%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	88,313,814	2,422,332	3.66%	77,213,925	1,933,340	3.34%
States and Political Subdivisions	8,981,114	382,006	5.67%	7,772,851	336,438	5.77%

Total	97,294,928	2,804,338	3.84%	84,986,776	2,269,778	3.56%

Loan Portfolio:
Commercial	25,245,479	1,547,928	8.17%	37,295,880	1,998,839	7.14%
Installment	3,549,759	212,438	7.97%	9,693,342	559,582	7.69%
Commercial Mortgages	54,663,163	2,889,434	7.04%	50,216,678	2,711,125	7.19%
Construction - Wholesale	68,423,691	2,578,866	5.02%	37,403,669	1,360,009	4.84%
Residential Mortgages	9,231,185	496,818	7.17%	8,691,311	500,178	7.67%
Construction - Retail	5,001,054	217,145	5.78%	3,488,778	148,078	5.65%
Home Equity	10,595,982	403,397	5.07%	8,320,335	289,901	4.64%
SBA Loans	2,711,474	128,304	6.30%	2,703,726	131,238	6.47%
All Other Loans	13,557,592	1,273,529	12.51%	8,658,576	800,503	12.32%

Total	192,979,379	9,747,859	6.73%	166,472,294	8,499,452	6.83%

Total Interest-Earning Assets	291,322,608	12,559,688	5.74%	252,343,686	10,776,199	5.71%

Allowance for Loan Losses	(1,883,819)			(1,764,046)
Cash and Due From Bank	7,537,862			8,776,035
Other Assets	10,660,581			8,528,807

Total Assets	$307,637,232			$267,884,482

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$91,040,699	$678,985	0.99%	$74,025,512	$556,678	1.01%
Savings Accounts	27,513,451	101,205	0.49%	17,481,460	118,315	0.90%
Certificates of Deposit	73,628,027	1,413,422	2.56%	62,219,596	1,340,644	2.88%
Certificates of Deposit of $100,000 and Over	9,848,619	188,734	2.55%	19,430,523	402,287	2.77%
Federal Funds Purchased/Other Borrowed Funds	25,726,564	741,578	3.84%	25,992,498	725,548	3.73%
Redeemable Subordinated Debentures	5,155,000	190,421	5.08%	5,000,000	194,685	5.13%

Total Interest-Bearing Liabilities	232,912,360	3,314,345	1.90%	204,149,589	3,338,158	2.19%

Net Interest Spread			3.85%			3.52%

Demand Deposits	48,119,500			40,080,999
Other Liabilities	2,397,018			2,161,926

Total Liabilities	283,428,878			246,392,514
Shareholders’ Equity	24,208,354			21,491,968

Total Liabilities and Shareholders’ Equity	307,637,232			267,884,482

Net Interest Margin		$9,245,343	4.23%		$7,438,041	3.94%

The current year increase in interest income resulted from higher average balances in the securities and loan portfolios which were modestly offset by a lower average yield earned on the loan portfolio. In addition, net amortization expense of premiums on mortgage-backed investment securities decreased to $291,770 for the nine months ended September 30, 2004 compared to $1,006,940 for the nine months ended September 30, 2003. Average loans increased $26,507,085, or 15.9%, to $192,979,379 for the nine months ended September 30, 2004 from $166,472,294 for the nine months ended September 30, 2003, while the yield on the portfolio decreased 10 basis points to 6.73% for the nine months ended September 30, 2004 from 6.83% for the nine months ended September 30, 2003. The lower loan yield reflected the lower interest rate environment that existed throughout 2003 and continued into the first quarter of 2004.

Average securities increased $12,308,152, or 14.5%, from $84,986,776 for the nine months ended September 30, 2003 to $97,294,928 for the nine months ended September 30, 2004, while the yield on the securities portfolio increased 28 basis points to 3.84% for the nine months ended September 30, 2004 from 3.56% for the nine months ended September 30, 2003.

Overall, the yield on the Company’s total interest-earning assets increased 3 basis points to 5.74% for the nine months ended September 30, 2004 from 5.71% for the nine months ended September 30, 2003.

Interest Expense

Total interest expense for the nine months ended September 30, 2004 was $3,314,345, a decrease of $23,812, or 0.71%, compared to $3,338,157 for the nine months ended September 30, 2003. The decrease in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2004 decreased 29 basis points to 1.90% from 2.19% for the nine months ended September 30, 2003.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2004 was $9,121,449, an increase of $1,792,521, or 24.5%, compared to $7,328,928 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, interest income increased by $1,768,709 compared to the nine months ended September 30, 2003, while interest expense decreased by $23,812 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.23% for the nine months ended September 30, 2004 compared to 3.94% for the nine months ended September 30, 2003. The principal factors causing the increase in the net interest margin were the lower interest rate environment that existed throughout 2003 and early 2004 combined with a lower level of net amortization expense of premiums on mortgage-backed investment securities due to the current rising interest rate environment.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2004 and 2003 was $180,000. The comparable provisions were the result of a stable loan portfolio combined with low levels of non-performing loans.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2004 was $1,757,620, a decrease of $117,403, or 6.3%, from non-interest income of $1,875,023 for the nine months ended September 30, 2003.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2004 was $916,861, a decrease of $99,903, or 9.8%, from $1,016,764 for the nine months ended September 30, 2003. The increasing interest rate environment that evolved during mid-2004 has slowed the volume of mortgage loan originations and refinancing and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $390,501 for the nine months ended September 30, 2004, a decrease of $38,273, or 8.9%, from $428,774 for the nine months ended September 30, 2003. Service charge income decreased for the nine months ended September 30, 2004 principally due to decreases in income from overdraft fees and wire transfer service fees.

The other income component of non-interest income amounted to $224,358 for the nine months ended September 30, 2004, a decrease of $3,076, or 1.35%, from $227,434 for the nine months ended September 30, 2003. Income from Bank Owned Life Insurance (“BOLI”) amounted to $198,355 for the nine months ended September 30, 2004, a decrease of $3,696, or 1.8%, from $202,051 for the nine months ended September 30, 2003. In 2001, the Company purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

The Company also generates non-interest income from a variety of other fee-based services. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products and services amid the Company’s competitive market.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2004 was $6,614,990, an increase of $1,235,623, or 23.0%, compared to non-interest expense of $5,379,367 for the nine months ended September 30, 2003.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2004 and 2003.

Non-interest Expenses

	Nine months ended September 30,
	2004	2003
Salaries and employee benefits	$3,696,763	$2,966,496
Occupancy expense	765,955	603,827
Equipment expense	354,397	332,626
Marketing	214,288	177,074
Computer services	470,552	368,328
Regulatory, professional and other fees	390,674	434,380
Office expense	330,674	232,036
All other expenses	391,688	264,600

	$6,614,990	$5,379,367

Salaries and employee benefits increased $730,267, or 24.6%, to $3,696,763 for the nine months ended September 30, 2004 compared to $2,966,496 for the nine months ended September 30, 2003. This increase reflects the increase in staffing levels due to the opening of a loan production office during the first quarter of 2004 and three new branch locations during the nine months ended September 30, 2004 plus normal employee salary increases.

The Company’s ratio of non-interest expense to average assets was 2.87% for the nine months ended September 30, 2004 compared to 2.68% for the nine months ended September 30, 2003. The Company’s efficiency ratio was 62.0% for the nine months ended September 30, 2004 compared to a ratio of 60.5% for the nine months ended September 30, 2003.

Financial Condition

September 30, 2004 Compared with December 31, 2003

Total consolidated assets at September 30, 2004 amounted to $329,888,399, an increase of $36,405,225, or 12.4%, compared to $293,483,174 at December 31, 2003. The growth in the Company’s asset base was primarily due to increases in the loan and securities portfolios.

The following discussion addresses the major components of the Company’s balance sheet.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2004 totaled $11,847,463 compared to $14,702,886 at December 31, 2003. Cash and cash equivalents at September 30, 2004 consisted of cash and due from banks of $11,124,936 and Federal funds sold/short term investments of $722,527. The corresponding balances at December 31, 2003 were $6,987,850 and $7,715,036, respectively. The balance of cash and cash equivalents at September 30, 2004 decreased primarily due to fund loan growth and manage the Company’s liquidity position.

Securities

Securities represented 30.1% of total assets at September 30, 2004 and 31.1% at December 31, 2003. Total securities increased $8,058,888, or 8.8%, at September 30, 2004 to $99,250,058 compared to $91,191,170 at December 31, 2003.

Securities available for sale totaled $90,458,599 at September 30, 2004, an increase of $5,458,626, or 6.4%, from December 31, 2003. During the nine months ended September 30, 2004, $28,454,928 of securities available for sale were purchased (predominantly mortgage backed securities) and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $8,791,459 at September 30, 2004, an increase of $2,600,262, or 42.0%, from December 31, 2003.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2004 and December 31, 2003.

Loan Portfolio Composition

	September 30, 2004		December 31, 2003
Component	Amount	% of total	Amount	% of total
Construction loans	$80,318,753	40.2%	$56,971,265	34.7%
Residential real estate loans	10,190,112	5.1%	8,059,032	4.9%
Commercial and industrial loans	93,471,199	46.8%	83,398,619	50.9%
Loans to individuals	15,154,331	7.6%	13,236,895	8.1%
Lease financing	100,513	0.1%	1,054,198	0.6%
All other loans	651,592	0.3%	1,230,297	0.8%

	$199,886,500	100.0%	$163,950,306	100.0%

The loan portfolio increased $35,936,194, or 18.0%, at September 30, 2004 to $199,886,500 from $163,950,306 at December 31, 2003. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

The following table sets forth Non-Performing Assets and Loans at September 30, 2004 and December 31, 2003. As the table demonstrates, despite the amount of non-performing assets at September 30, 2004, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans

	September 30, 2004	December 31, 2003
Non-Performing loans:
Loans 90 days or more past due and still accruing	$183,264	$0
Non-accrual loans	640,903	330,783

Total non-performing loans	824,167	330,783
Other real estate owned/other assets	40,465	8,971

Total non-performing assets	$864,632	$339,754

Non-performing loans to total loans	0.41%	0.20%
Non-performing assets to total assets	0.26%	0.12%

The Company had no restructured loans at September 30, 2004 and December 31, 2003. Impaired loans totaled $640,903 at September 30, 2004 and $330,783 at December 31, 2003.

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

The allowance for loan losses amounted to $1,945,109 at September 30, 2004, an increase of $158,477, or 8.9%, from $1,786,632 at December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.97% at September 30, 2004 and 1.09% at December 31, 2003. The quality of the loan portfolio remained strong and management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	September 30, 2004	September 30, 2003
Balance, beginning of period	$1,786,632	$1,669,882
Provision charged to operating expenses	180,000	180,000
Loans charged off	(22,273)	(98,640)
Recoveries	750	0

Net (charge offs)	(21,523)	(98,640)

Balance, end of period	$1,945,109	$1,751,242

Loans:
At period end	$199,886,500	$180,191,263
Average during the period	192,979,379	166,472,294
Net charge offs to average loans outstanding	(0.01)%	(0.06)%
Allowance for loan losses to:
Total loans at period end	0.97%	0.97%
Non-performing loans	236.01%	483.92%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $32,560,000, or 13.3%, to $277,913,724 at September 30, 2004 from $245,353,724 at December 31, 2003. This increase in total deposits was the result of a $10,189,253 increase in non-interest bearing deposits to $52,850,885, and a $22,370,547 increase in interest bearing deposits to $225,062,839.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans. The balance of other borrowings at September 30, 2004 consisted of fixed rate term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,000,000. The balance of other borrowings at December 31, 2003 consisted of FHLB borrowings of $15,500,000.

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

Management has determined that the Trust qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Shareholders’ Equity and Dividends

Shareholders’ equity at September 30, 2004 totaled $26,023,812, an increase of $2,438,556, or 10.3%, from $23,585,256 at December 31, 2003. Book value per common share rose to $16.70 at September 30, 2004 from $15.07 at December 31, 2003.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $2,762,603 plus the increase in unrealized holding gains on available for sale securities less the effect of stock buybacks.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the three months ended September 30, 2004 is set forth under Part II, Item 2 of this report, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios

	Amount	Ratio
As of September 30, 2004 -
Total capital to risk weighted assets	$32,851,388	14.11%
Tier 1 capital to risk weighted assets	30,906,279	13.28%
Tier 1 capital to average assets	30,906,279	9.43%

As of December 31, 2003 -
Total capital to risk weighted assets	$30,221,727	14.94%
Tier 1 capital to risk weighted assets	28,435,095	14.06%
Tier 1 capital to average assets	28,435,095	9.74%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2004, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Company has established borrowing relationships with the FHLB and a correspondent bank which further support and enhance liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2004, the balance of cash and cash equivalents was $11,847,463.

Net cash provided by operating activities totaled $8,979,340 in the nine months ended September 30, 2004 compared to $9,647,558 in the nine months ended September 30, 2003. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $45,414,790 in the nine months ended September 30, 2004 compared to $1,528 provided by investing activities in the nine months ended September 30, 2003. The current period amount was the result of a higher volume of securities purchases and loan originations for the nine months ended September 30, 2004.

Net cash provided by financing activities amounted to $33,580,027 in the nine months ended September 30, 2004 compared to $6,669,519 provided by financing activities in the nine months ended September 30, 2003. The amount for the nine months ended September 30, 2004 resulted primarily from a greater increase in the level of deposits during this period compared to the nine months ended September 30, 2003.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2004, maturities and prepayments of investment securities totaled $19,592,096. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2004 and December 31, 2003, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

	September 30, 2004			December 31, 2003
Change in Rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$37,033,000	$33,340,000	$35,964,000	$30,507,000	$27,599,000	$26,218,000
Change		$(3,693,000)	$(1,069,000)		(2,907,000)	(4,288,000)
Change as a % of assets		(1.12)%	(0.32)%		(0.99)%	(1.46)%

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

On March 12, 2001, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2004.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2004	July 31, 2004	0	—	0	49,934
August 1, 2004	August 31, 2004	2,152	$32.78	2.152	47,782
September 1, 2004	September 30, 2004	2,000	$32.04	2,000	45,782

	Total	4,152	$32.42	4,152	45,782

(1)	The stock repurchase program covers a maximum of 66,805 shares of common stock of the Company, representing 5% of the common stock of the Company on December 31, 2000, and was announced on March 12, 2001. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

Item 6. Exhibits.

(a)	Exhibits

3(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 25, 2004)

3(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

31.1*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32 *	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: November 12, 2004	By:	ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By:	JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)