Form 10-K
period 2004-12-31
1ST CONSTITUTION BANCORP
filed 2005-03-24
CIK 1141807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, No Par Value, and Related Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $42,938,308.

As of March 1, 2005, 3,315,196 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K

i

PART I

Item 1. Business.

1st Constitution Bancorp

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

As of December 31, 2004, the Company, on a consolidated basis, had total assets of approximately $336.8 million, total deposits of approximately $276.9 million, total loans of approximately $220.6 million and total shareholders’ equity of approximately $26.8 million.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eight additional branch offices in downtown Cranbury, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey and a loan production office in Fort Lee, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•	personal service;

•	expansion of its branch network;

•	innovative product offerings; and

•	technological advances and e-commerce.

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

Expansion of Branch Banking

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the second quarter of 2004, the Bank opened new branch offices in Jamesburg, Middlesex County, and West Windsor, Mercer County. During the third quarter of 2004, the Bank relocated the interim Perth Amboy branch office to its new permanent location.

Innovative Product Offerings

In 2000, the Bank introduced “1st Choice Banking,” a seamless cash management solution that links checking and investments into one account for customers. With a minimum balance of $10,000, customers enjoy all the flexibility of a free checking account while earning an investment rate of return which keeps pace with the current short-term money markets.

Technological Advances and e-Commerce

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

Competition

The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. In New Jersey generally, and in the Bank’s local market specifically, large commercial banks, as well as savings banks and savings and loan associations, including Provident Savings Bank and Hudson City Savings Bank, hold a dominant market share and there has been significant merger activity in the last few years, creating even larger competitors. During 2004, Fleet Bancorp, a northeast super regional bank with locations in New Jersey was acquired by Bank of America, one of the nation’s largest bank holding companies. In January 2005, Fulton Financial Corporation, based in Lancaster, Pennsylvania, announced the signing of a definitive agreement to acquire SVB Financial Services, Inc. based in Somerville, New Jersey. SVB Financial Services, Inc.’s sole banking subsidiary is Somerset Valley Bank. The combined entity, Fulton Financial Corporation, will serve 14 of the 21 counties in New Jersey and offer 64 banking locations in those markets.

Locally, the Bank’s most direct competitors include Bank of America, PNC Bank, Wachovia, and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger national and regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank. Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank. In addition to having established deposit bases and loan portfolios, these institutions, particularly large national and regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

In addition, non-bank financial institutions offer services that compete for deposits with the Bank. For example, brokerage firms and insurance companies offer such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. It is expected that competition in these areas will continue to increase. Some of these competitors are not subject to the same degree of regulation and supervision as the Company and the Bank and therefore may be able to offer customers more attractive products than the Bank.

However, management of the Bank believes that loans to small and mid-sized businesses and professionals, which represent the main commercial loan business of the Bank, are not always of primary importance to the larger banking institutions. The Bank competes for this segment of the market by providing responsive personalized services, local decision-making, and knowledge of its customers and their businesses.

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

Commercial Lending

The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment loans and receivable financing loans. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. The Bank also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15- to 30- year period generally associated with such loans.

The Bank in most cases requires borrowers to obtain and maintain title, fire, and extended casualty insurance, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause, which gives the Bank the right to declare a loan immediately due and payable in certain circumstances, including, without limitation, upon the sale or other disposition by the borrower of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, and boats, as well as personal loans (secured and unsecured) and deposit account secured loans. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than are charged on other types of loans. Non-residential consumer loans, however, do pose additional risk of collectibility when compared to traditional types of loans, such as residential mortgage loans granted by commercial banks.

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

State and Federal Regulations

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a bank holding company, the Company is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and its subsidiaries. The Company is subject to capital standards similar to, but separate from, those applicable to the Bank.

Under the BHCA, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. For example, a holding company and its banking subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services. At present, the Company does not engage in any significant activity other than owning the Bank.

In addition to federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the “Department”). The Company is required to file with the Department copies of the reports it files with the Federal banking and securities regulators.

Capital Adequacy

The Company is required to comply with minimum capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own: a risk based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

As of December 31, 2004, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under the FDIC regulations, which is its principal federal bank regulator.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2004, the Company maintained a Tier 1 capital ratio of 13.17% and total qualifying capital ratio of 13.99%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2004 was 10.16%.

Management has determined that the 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities of the kind issued by the Trust in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier 1 capital. Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios by the end of the transition period.

Restrictions on Dividends

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a 5% stock dividend every year since its formation in 1999. The Company declared a two-for-one stock split on January 20, 2005 and paid February 28, 2005 to shareholders of record on February 10, 2005.

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

Financial Institution Legislation

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than is permissible for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•	allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards;

•	allows insurers and other financial services companies to acquire banks and removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

The Modernization Act also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

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

Each of the national stock exchanges, including the Nasdaq Stock Market where the Company’s common stock is listed, have implemented new corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees. The rule changes are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors. These increased burdens have increased the Company’s legal and accounting fees and the amount of time that the Board of Directors and management must devote to corporate governance issues.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Employees

The Company has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2004, the Bank had 80 full-time employees and 15 part-time employees. Neither the Bank’s nor the Company’s employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

Risk Factors

The common stock of the Company is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

The Company faces significant competition

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future. See “BUSINESS — Competition.”

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

The Company and the Bank are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and locations of offices. The Bank is also subject to capitalization guidelines set forth in federal legislation. See “BUSINESS — Supervision and Regulation.”

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly effects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s ability to operate profitably.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed above under “Risk Factors”; the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company’s business and operations are described in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2. Properties.

General

The Company’s and the Bank’s principal office in Cranbury, New Jersey (the “Principal Office”), which it occupies under a lease, which expires in December 2010, provides for an aggregate monthly rental of $15,667 subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord. This lease grants the Bank two additional five-year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer for the premises. In July 2003, The Bank entered into a five-year lease for an additional 1,900 square feet of office space in this building for an aggregate monthly rental of $2,137 per month, subject to annual rental increases.

The Bank leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental of $5,050. This lease expires on September 30, 2004.

The Bank also leases approximately 3,780 square feet for its branch office in downtown Cranbury, New Jersey for an aggregate monthly rental of $3,744 per month. The Bank has renewed the lease for the first of two five-year periods through July 2007 at aggregate monthly rental rates adjusted based on the consumer price index. The Bank has the right of first refusal to purchase this branch office on the same terms and conditions as contained in any bona fide offer for the building in which the branch is located. Notwithstanding receipt of a bona fide offer, the Bank also has the option to purchase this branch office at any time during the initial term or renewal term provided the Bank has exercised its option to renew the lease for the branch office.

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

The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five-year renewal options for this space. The aggregate monthly rental payment for this lease is $9,128, with annual escalations.

In January 2004, the Bank entered into a two-year lease for a new Loan Production Office in Fort Lee, New Jersey. The lease provides for the rental of 1,567 square feet with an aggregate monthly rental of $2,873 in the first year and $2,938 in the second year.

In June 2004, the Bank commenced the lease for the West Windsor, New Jersey branch. The lease expires in July 2019 and provides for a rental of approximately 3,000 square feet. The lease provides for three five-year renewal options for this space. The aggregate monthly rental payment for this lease is $2,083, with annual escalations.

In August 2004, the Bank commenced the lease for the Perth Amboy, New Jersey branch. This lease expires in August 2019 and provides for a rental of approximately 3,000 square feet The lease provides for two seven and one-half year renewal options for this space. The aggregate monthly rental payment for this lease is $6,000, with annual escalations.

In June 2004, the Bank completed the construction and renovations project associated with opening a branch office in Jamesburg, New Jersey. The Bank purchased the site at 1 Harrison Street in 2002.

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the NASDAQ National Market System under the trading symbol “FCCY”. The following are the high and low sales prices per share for 2004 and 2003, as reported on the Nasdaq National Market System.

	2004			2003
	High	Low		High	Low
First Quarter	$16.07	$14.39	(1)(2)	$13.03	$11.78	(1)(2)
Second Quarter	15.95	14.56	(1)(2)	12.48	11.45	(1)(2)
Third Quarter	15.57	14.45	(1)(2)	11.91	11.34	(1)(2)
Fourth Quarter	17.82	15.31	(1)(2)	14.05	11.50	(1)(2)

(1)	Prices have been retroactively adjusted for the 5% stock dividend declared December 16, 2004 and paid January 31, 2005 to shareholders of record on January 18, 2005.
(2)	Prices have been retroactively adjusted for the two-for-one stock split in the form of a stock dividend declared January 20, 2005, and paid February 28, 2005 to shareholders of record on February 10, 2005.

As of March 4, 2005 there were approximately 344 holders of the Company’s common stock.

The Company paid a 5% stock dividend on January 31, 2005 and January 31, 2004. The Company declared a two-for-one stock split on January 20, 2005, that was paid February 28, 2005 to shareholders of record on February 10, 2005. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for growth of the Bank.

Issuer Purchases of Equity Securities

On March 12, 2001, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s common stock at management’s discretion on the open market. The Company undertook this repurchase program in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2004.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2004	October 31, 2004	109	$32.32	109	45,673
November 1, 2004	November 30, 2004	10,568	$33.50	10,568	35,105
December 1, 2004	December 31, 2004	2,100	$36.82	2,100	33,005

Total		12,777	$34.04	12,777	33,005

(1)	The stock repurchase program covers a maximum of 66,805 shares of common stock of the Company, representing 5% of the common stock of the Company on December 31, 2000, and was announced on March 12, 2001. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

For years ended December 31	2004	2003	2002	2001	2000	Five Year Compounded Growth Rate
Highlights
Net income	$3,837,714	$3,228,500	$2,687,322	$2,152,001	$1,729,778	21.5%
Return on average assets	1.22%	1.18%	1.06%	1.03%	1.08%
Return on average equity	15.54%	14.85%	14.09%	13.17%	13.09%
Net interest margin	4.25%	3.94%	3.87%	4.04%	4.75%

Income Statement Data
Net interest income	$12,470,773	$10,012,780	$9,209,044	$8,054,847	$7,167,837	17.2%
Provision for loan losses	240,000	240,000	240,000	300,000	215,875
Non-interest income	2,557,242	2,401,349	1,525,526	1,186,582	865,878
Non-interest expenses	8,989,961	7,168,722	6,287,881	5,552,291	5,095,732

Balance Sheet Data at December 31
Total Assets	$335,830,440	$293,483,174	$273,862,343	$232,800,734	$181,183,775	16.4%
Total Deposits	276,887,033	245,353,724	224,149,464	193,882,067	137,635,827	15.6%
Total Loans	210,653,051	163,950,306	151,049,736	124,937,483	110,356,471	21.0%
Shareholders’ Equity	26,790,384	23,585,256	20,994,842	17,432,944	15,220,830	16.5%
Intangible Assets	0	0	0	0	16,355
Allowance for Loan Losses	2,005,169	1,786,632	1,669,882	1,414,495	1,132,555	16.3%

Share Information (1)
Earnings per share – Basic	$1.17	$0.99	$0.83	$0.66	$0.53	20.3%
Earnings per share – Diluted	$1.13	$0.94	$0.79	$0.64	$0.52	20.1%
Book value per share	$8.11	$7.18	$6.47	$5.39	$4.68	15.0%
Average diluted shares outstanding	3,413,540	3,437,276	3,421,658	3,362,430	2,998,662	3.3%

Capital Ratios
Total capital to risk-weighted assets	13.99%	14.94%	14.75%	12.82%	13.46%
Tier 1 capital to risk-weighted assets	13.17%	14.06%	13.84%	11.86%	12.53%
Tier 1 capital to average assets	10.16%	9.74%	9.64%	7.57%	8.61%

(1)	All share information has been restated for the effect of (i) a 5% stock dividend declared on December 17, 2004 and paid on January 31, 2005 to shareholders of record on January 18, 2005, and (ii) a two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the “Company” refers to 1ST Constitution Bancorp and its wholly owned subsidiaries, 1ST Constitution Bank and 1ST Constitution Capital Trust I, the “Bank” refers to 1ST Constitution Bank, and the “Trust” refers to 1ST Constitution Capital I. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Executive Summary

The Company reported net income for the 12 months ended December 31, 2004 of $3,837,714, an increase of 18.9% from the $3,228,500 reported for the 12 months ended December 31, 2003. Diluted net income per share was $1.13 in 2004 compared to $0.94 reported in 2003. Basic net income per share in 2004 was $1.17 as compared to the $0.99 reported in 2003. The Company has achieved a five-year compounded growth rate for net income of 21.5% over the 1999-2004 period. All share information has been restated for the effect of a 5% stock dividend declared on December 17, 2004, and paid on January 31, 2005, to shareholders of record on January 18, 2005, and the Company’s two-for-one stock split in the form of a stock dividend declared on January 20, 2005, and paid on February 28, 2005, to shareholders of record on February 10, 2005.

Key performance ratios continued to improve in 2004 as compared to the prior year. Return on average assets (“ROA”) and return on average equity (“ROE”) were 1.22% and 15.54%, respectively, in 2004, compared to 1.18% and 14.85%, respectively, in 2003.

The Company’s record earnings for 2004 reflect continuing momentum across a broad range of product and service offerings. Increased lending activity, coupled with increases in deposits through branch network expansion and secondary market loan sales volume, fueled both the record earnings and balance sheet growth.

The Company’s net interest income for 2004 was $12,470,773, an increase of 24.5% from the $10,012,780 reported for 2003. The net interest margin for 2004 was 4.25% compared to 3.94% reported for 2003. During 2003, the Company was confronted with continuing net interest margin pressures due to the very low interest rate environment, as well as, elevated levels of loan prepayments and accelerated amortization of premiums on mortgage backed securities. During 2004, a rising interest rate environment evolved during the latter half of the year resulting in a lesser level of loan prepayments with net amortization expense decreasing by $840,685, or 70.6%, to $350,168 for the year ended December 31, 2004 compared to $1,190,853 for the year ended December 31, 2003.

The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 16 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulted in a reduction of 19 basis points in the cost of total interest-bearing liabilities. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the next several months and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

During 2004, the Company increased the number of branch offices in its target markets and introduced its products and services to an expanded geographic region. In January 2004, a new loan production office was opened in Fort Lee (Bergen County), New Jersey. During June 2004, new branch offices were opened in Jamesburg (Middlesex County) and West Windsor (Mercer County), New Jersey. In August 2004, the Perth Amboy (Middlesex County), New Jersey branch office was relocated to its new permanent location. This 2004 expansion program has resulted in significant incremental non-interest expenses as a result of branch leases, facilities maintenance, and personnel staffing. Non-interest expense increased by $1,821,239, or 25.4%, to $8,989,961 in 2004 from $7,168,722 in 2003. Management believes the Company will soon realize strategic benefits of this network expansion through increased deposits and a lower cost of funds.

Driven by construction loan growth, the Bank’s loan portfolio increased 34.5% in 2004 from 2003. At December 31, 2004, total loans outstanding reached $220,580,932 compared to $163,950,306 at December 31, 2003. Asset quality remained strong in 2004, as illustrated by the ratio of nonperforming loans to total loans of 0.50% in 2004 and 0.20% in 2003. The allowance for loan losses totaled $2,005,169, or 0.91% of total loans, covering over 180.2% of the balance of total nonperforming loans. The Bank’s deposit base increased by 12.9% in 2004 from $245,353,724 at December 31, 2003 to $276,887,033 at December 31, 2004. Management priced deposit products to be competitive with other financial institutions with branch locations in its market.

Management believes that the Company has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service, and a commitment to maintain the technology necessary to provide its customers with easy access to the financial products and services offered by the Bank.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors. The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Results of Operations

The Company reported record earnings of $3,837,714, or $1.13 per share (diluted), for the year ended December 31, 2004 compared to $3,228,500, or $0.94 per share (diluted), in 2003. Net income and diluted earnings per share grew 18.9% and 19.7%, respectively, in 2004. The Company posted net income of $2,687,322 or $0.79 per share (diluted) in 2002.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 83.0% of the Company’s net revenues in 2004. Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2004, 2003 and 2002. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$976,584	$10,977	1.12%	$3,044,985	$29,458	0.97%	$11,743,276	$198,659	1.69%

Investment Securities:

Collateralized Mortgage Obligations/Mortgaged Backed Securities	87,636,728	3,196,937	3.65%	76,837,624	2,619,813	3.41%	79,604,274	3,598,437	4.52%
Obligations of States and Political Subdivisions	10,132,976	571,410	5.64%	8,058,436	461,411	5.73%	3,722,838	243,341	6.54%

Total	97,769,704	3,768,347	3.85%	84,896,060	3,081,224	3.63%	83,327,112	3,841,778	4.61%

Loan Portfolio:

Commercial	27,656,123	2,149,021	7.75%	38,410,951	2,768,004	7.21%	30,758,677	2,275,368	7.40%
Installment	3,255,459	264,074	8.09%	8,947,398	675,344	7.55%	14,435,272	1,095,210	7.59%
Commercial Mortgages and Construction Wholesale	125,877,374	7,644,898	6.07%	90,701,292	5,567,060	6.14%	71,547,571	4,640,234	6.49%
Residential Mortgages and Construction Retail	14,518,615	945,843	6.51%	23,133,308	1,276,368	5.52%	19,892,071	1,268,682	6.38%

All Other Loans	27,144,851	2,418,230	8.91%	8,998,670	1,138,986	12.66%	8,525,695	1,067,307	12.52%

Total (1)	198,452,422	13,422,066	6.76%	170,191,619	11,425,762	6.71%	145,159,286	10,346,801	7.13%
Total Interest-Earning Assets	297,198,710	17,201,390	5.79%	258,132,664	14,536,444	5.63%	240,229,674	14,387,238	5.99%

Allowance for Loan Losses	(1,909,294)			(1,769,585)			(1,554,474)

Cash and Due From Banks	7,853,303			8,678,793			9,134,645
Other Assets	10,815,249			8,906,063			5,118,255

Total Assets	$313,957,968			$273,947,935			$252,928,100

Liabilities and Shareholders’ Equity:

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$96,113,368	$986,531	1.02%	$76,435,477	$752,547	0.98%	$76,698,669	$980,605	1.28%
Savings Accounts	26,890,218	136,530	0.51%	21,684,139	155,221	0.72%	15,548,553	184,759	1.19%
Certificates of Deposit	74,136,634	1,917,353	2.58%	63,182,395	1,751,582	2.77%	59,131,266	2,166,251	3.66%
Certificates of Deposit of $100,000 and Over	10,156,576	260,109	2.55%	18,287,421	503,905	2.76%	18,619,750	629,594	3.38%
Federal Funds Purchased/Other Borrowed Funds	24,812,983	981,689	3.95%	23,985,934	952,910	3.97%	19,769,886	921,982	4.66%
Trust Preferred Securities	5,000,000	263,083	5.33%	5,000,000	257,852	5.16%	3,621,299	216,081	5.89%

Total Interest-Bearing Liabilities	237,109,779	4,545,295	1.91%	208,575,366	4,374,017	2.10%	193,389,423	5,099,272	2.64%

Net Interest Spread (2)			3.86%			3.53%			3.35%

Demand Deposits	49,622,127			41,318,131			39,021,155
Other Liabilities	2,536,002			2,310,536			1,447,781

Total Liabilities	289,267,908			252,204,033			233,858,359

Shareholders’ Equity	24,690,060			21,743,902			19,069,741

Total Liabilities and Shareholders’ Equity	$313,957,968			$273,947,935			$252,928,100

Net Interest Margin (3)		$12,656,095	4.25%		$10,162,427	3.94%		$9,287,966	3.87%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

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

The Company’s net interest income increased by $2,457,993, or 24.5%, to $12,470,773 in 2004, from the $10,012,780 reported in 2003. As indicated in the Rate/Volume Table, the principal factor contributing to the 2004 increase in net interest income was an increase in the interest income of $1,912,491, resulting from increased balances in the loan portfolio components. This was partially offset by an increase in interest expense resulting from increases in deposit components.

The Company’s net interest income increased by $803,736, or 8.7%, to $10,012,780 in 2003, from the $9,209,044 reported in 2002. As indicated in the Rate/Volume Table, the principal factor contributing to the 2003 increase in net interest income was an increase in the interest income of $1,552,729, resulting from increased balances in the loan portfolio components. This was partially offset by decreases in both loan and investment securities yields due to the lower interest rate environment and the impact of accelerate premium amortization on mortgage-backed securities during 2003.

Rate/Volume Table

	Amount of Increase (Decrease)
	Year Ended December 31, 2004 versus 2003 Due to Change in:			Year Ended December 31, 2003 versus 2002 Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans:
Commercial	$(775,423)	$207,419	$(68,004)	$566,268	$(58,441)	$507,827
Installment	(429,741)	48,316	(381,425)	(416,530)	(5,774)	(422,304)
Commercial Mortgages and Construction - Wholesale	1,727,846	(63,491)	1,664,356	1,136,982	(250,416)	886,566
Residential Mortgages and Construction - Retail	(475,531)	229,020	(246,511)	206,791	(171,072)	35,719
All Other Loans	1,865,341	(337,450)	1,527,890	59,216	11,936	71,152

Total loans	1,912,491	83,815	1,996,305	1,552,729	(473,767)	1,078,961

Investment Securities :
Collat. Mortg. Obligations / Mortg. Backed Securities	361,833	184,410	546,244	(125,053)	(853,571)	(978,624)
States and political subdivisions	112,455	(7,253)	105,203	248,225	(30,155)	218,070

Total Investment Securities	474,289	177,158	651,447	123,172	(883,726)	(760,554)

Federal Funds Sold / Short-Term Investments	(23,048)	4,567	(18,481)	(115,825)	(53,376)	(169,201)

Total Interest Income	2,363,732	265,540	2,629,271	1,560,076	(1,410,869)	149,201

Interest Expense :
Money Market and NOW Accounts	192,843	30,574	223,418	(3,369)	(289,848)	(293,217)
Savings Accounts	37,484	(45,537)	(8,053)	73,013	(73,078)	(65)
Certificates of Deposit	304,764	(120,047)	184,718	148,271	(526,268)	(377,997)
Certificates of Deposit of $100,000 And Over	(224,441)	(38,404)	(262,815)	(11,233)	(115,442)	(126,675)
Federal Funds Purchased / Other Borrowed Funds	33,576	(4,797)	28,779	167,340	(136,412)	30,928
Trust Preferred Securities	0	5,231	5,231	68,206	(26,435)	41,771

Total interest expense	344,255	(172,979)	171,277	442,229	(1,167,485)	(725,255)

Net Interest Income	$2,019,476	$438,519	$2,457,994	$1,117,847	($243,384)	$874,461

Average interest earning assets increased by $39,066,046, or 15.1%, to $297,198,710 in 2004 from $258,132,644 in 2003, with increases in 2004 of $28,260,803 in loans and $12,873,644 in investment securities compared to 2003. Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 16.6% and loan yields averaged 6.76% in 2004, 5 basis points higher than 2003. This increase was primarily the result of 2004 loan growth at floating yields amid the increasing interest rate environment that evolved during the latter part of year. The Bank’s average investment securities portfolio grew 15.2%, and the yield on that portfolio increased 22 basis points, in 2004 compared to 2003, primarily as a result of the reduced level of premium amortization on mortgage-backed securities due to the rising rate environment. Net premium amortization for 2004 was $350,168 compared to $1,190,853 for 2003. Overall, the yield on interest earning assets increased 16 basis points to 5.79% in 2004 from 5.63% in 2003.

Average interest earning assets increased by $17,902,990, or 7.5%, to $258,132,664 in 2003 from $240,229,674 in 2002, with increases in 2003 of $25,032,333 in loans and $1,568,948 in investment securities compared to 2002. Led by commercial mortgages and construction loans, the Bank’s average loan portfolio grew by 17.2% and loan yields averaged 6.71% in 2003, 42 basis points lower than 2002. This decrease was primarily the result of 2003 loan growth at lower yields amid a decreasing interest rate environment for the entire year. The Bank’s average investment securities portfolio grew 1.9%, and the yield on that portfolio decreased 98 basis points, in 2003 compared to 2002, primarily as a result of the accelerated premium amortization on mortgage-backed securities. Net premium amortization for 2003 was $1,190,853 compared to $520,346 for 2002. Overall, the yield on interest earning assets decreased 36 basis points to 5.63% in 2003 from 5.99% in 2002.

Interest expense increased by $171,278, or 3.9%, to $4,545,295 for 2004, from $4,374,017 for 2003. This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level. Money market and NOW accounts increased on average by $19,677,891 in 2004 as compared to 2003, contributing to the funding of loan portfolio growth. The cost on these deposits increased 4 basis points in 2004 from 2003. Average interest bearing liabilities rose 13.7% in 2004 from 2003. The cost of total interest-bearing liabilities decreased 19 basis points to 1.91% in 2004 from 2.10% in 2003.

Interest expense decreased by $725,255, or 14.2%, to $4,374,017 for 2003 from $5,099,272 for 2002. This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level. Savings accounts increased on average by $6,135,586 in 2003, as compared to 2002, contributing to the funding of loan portfolio growth. The cost on these deposits decreased 47 basis points in 2003 from 2002. Average interest bearing liabilities rose 7.9% in 2003 from 2002. The cost of total interest bearing liabilities decreased 54 basis points to 2.10% in 2003 from 2.64% in 2002.

Average non-interest bearing demand deposits increased by $8,303,996, or 20.1%, to $49,622,127 in 2004 from $41,318,131 in 2003. Expansion of the branch network during 2004 and the resulting new business relationships have generated most of this increase. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Non-Interest Income

Non-interest income increased by $155,893, or 6.5%, to $2,557,242 in 2004 from $2,401,349 in 2003. Non-interest income in 2003 increased by $875,823, or 57.4%, from a total of $1,525,526 for 2002.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues decreased by $45,204, or 8.1%, to $514,494 in 2004 from $559,698 in 2003. Service charge revenue totaled $517,415 in 2002. This component of non-interest income represented 20.1%, 23.3%, and 33.9% of the total non-interest income in 2004, 2003, and 2002, respectively. Service charge income decreased in 2004 as a result of the Bank waiving service charges on new accounts during the period of branch expansion, and a decreasing number of accounts subject to service charges. Management continues to utilize a strategy of requiring compensating balances from its commercial customers. Those who meet balance requirements are not assessed service charges.

Gain on sale of loans held for sale increased by $88,747, or 6.9%, to $1,373,660 for 2004, from $1,284,913 for 2003. Gain on sale of loans held for sale totaled $676,208 in 2002. Market interest rates on 30-year fixed rate mortgages fell consistently during 2003, and into the first half of 2004. Consumer refinance of home loans, which, along with a strong housing market, led to the Bank achieving high levels in mortgage origination volumes and mortgage loan sale gains, as newly-originated loans were sold at higher than normal spreads due to the consistently lower level of market interest rates. The rising rate environment that evolved during late 2004 has not significantly impacted the mortgage market and resultant secondary loan sales as long term rates have note increased at the same pace as short term rates. In 2002, a higher interest rate environment existed that resulted in less reported gain on loan sales for that year.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $312,496 for 2004 compared to $261,301 for 2003. During 2002, the Bank purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate. The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products or services and prices charged by competitor financial institutions amid the Bank’s competitive market.

The Company recorded net securities gains of $27,545 in 2004. These gains were primarily the result of modest portfolio restructurings. Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expenses

Non-interest expenses increased by $1,821,239, or 25.4%, to $8,989,961 in 2004, from $7,168,722 in 2003. Non-interest expenses in 2003 increased 14.0% to $7,668,722 from $6,287,881 in 2002. The largest increase in non-interest expenses in 2004 compared to 2003 was in salaries and employees benefits. To a lesser extent, occupancy, and other non-interest expenses also reflect increases for the comparable periods. The largest increase in non-interest expenses in 2003 compared to 2002 was in salaries and employee benefits and, to a lesser extent, other non-interest expenses, as indicated in the table below. The following table presents the major components of non-interest expenses for the years 2002 through 2004.

Non-interest Expenses

	2004	2003	2002
Salaries and employee benefits	$4,955,587	$3,979,655	$3,229,793
Occupancy expense	1,071,463	818,545	740,088
Equipment expense	464,928	434,933	451,054
Marketing	274,095	225,860	237,268
Date processing services	636,076	498,081	432,875
Regulatory, professional and other fees	542,001	548,440	436,701
Office expense	462,586	312,055	311,346
All other expenses	583,225	351,153	448,756

Total	$8,989,961	$7,168,722	$6,287,881

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $975,932, or 24.5%, to $4,955,587 in 2004 compared to $3,979,655 in 2003. These expenses increased in 2003 by $749,862, or 23.2%, over the $3,229,793 reported for 2002. The 2004 increase is primarily due to (a) increased staffing levels as a result of the opening of three new branch locations plus a new loan production office during 2004 plus (b) normal employee salary increases. The increase in the level of salaries and employee benefits for 2003 versus 2002 reflects the increase in staffing levels required to support the mortgage loan origination function plus normal salary increases. Salaries and employee benefits as a percentage of average assets were 1.58% in 2004, 1.45% in 2003 and 1.28% in 2002.

For 2004, occupancy expense increased by $252,918, or 30.9%, to $1,071,463 from $818,545 for 2003. The increase in occupancy expense for 2004 compared to 2003 was a result of the 2004 branch expansion program which included new office space rentals, maintenance, and other related expenses. The increase in occupancy expense in 2003 compared to 2002 was due primarily to contractual rent increases at most of the Bank’s branch offices.

The occupancy expense component of total non-interest expense as a percentage of average assets was 0.34% in 2004, 0.30% in 2003 and 0.29% in 2002, respectively.

Data processing services increased by $137,995, or 27.7%, to $636,076 in 2004 from $498,081 in 2003. These expenses increased by $65,206 in 2003, or 15.1%, over 2002. The branch expansion program of 2004 required an increased level of expense to bring each of the three new branch offices plus the new loan production office on-line.

Office expense increased by $150,531, or 48.2%, to $462,586 in 2004 from $312,055 in 2003. These expenses increased in 2003 by $709 over 2002. Office expense is mainly comprised of office supply and telephone expenses, and the increase in 2004 was a result of the branch expansion program as compared to prior years’ expense levels.

The Bank’s ratio of non-interest expense to average assets was 2.86% for 2004 compared to 2.62% for 2003 and 2.49% for 2002.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio increased modestly in 2004 to 59.8% compared to 57.7% in 2003 and 58.6% in 2002.

Financial Condition

Cash and Cash Equivalents

At December 31, 2004, cash and cash equivalents totaled $7,924,409 compared to $14,702,886 at December 31, 2003. Cash and cash equivalents at December 31, 2004 consisted of cash and due from banks of $7,898,395 and federal funds sold/short-term investments of $26,014. The corresponding balances at December 31, 2003 were $6,987,850 and $7,715,036, respectively. The higher balances of cash and cash equivalents at December 31, 2003 were primarily due to late December 2003 interest-bearing deposits balances raised to fund loan growth and manage the Bank’s liquidity position.

Securities

The Bank’s investment securities portfolio amounted to $97,755,786, or 29.1% of total assets at December 31, 2004, compared to $91,191,170, or 31.1% of total assets at December 31, 2003. On an average balance basis, the investment securities portfolio represented 32.9% and 34.7% of average interest-earning assets for the years ended December 31, 2004 and 2003, respectively. The average yield earned on the portfolio was 3.85% in 2004, an increase of 22 basis points from 3.63% earned in 2003.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. At December 31, 2004, available-for-sale securities amounted to $85,588,649, an increase of $588,676 from December 31, 2003.

Proceeds from maturities and prepayments of securities available for sale amounted to $29,011,317 in 2004 and $57,073,223 in 2003. At December 31, 2004, the portfolio had net unrealized losses of $170,875, compared to net unrealized gains of $234,627 at December 31, 2003. These unrealized gains and losses are reflected net of tax in shareholders’ equity as other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At December 31, 2004, securities held to maturity were $12,167,137, an increase of $5,975,940 from $6,191,197 at December 31, 2003. The market value of the held-to-maturity portfolio at December 31, 2004 was $12,292,250, resulting in a net unrealized gain of $125,113.

The amortized cost, estimated market value and weighted average yield of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in Due in one year or less.

	Amortized Cost	Estimated Market Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$1,689,184	$1,689,184	2.15%
Due after one year through five years	35,891,040	35,858,268	3.15%
Due after five years through ten years	16,903,299	16,985,544	4.03%
Due after ten years	31,276,001	31,055,653	4.39%

Total	$85,759,524	$85,588,649	3.69%

Held to maturity-
Due in one year or less	$0	$0	—
Due after one year through five years	2,528,806	2,604,688	4.04%
Due after five years through ten years	3,175,783	3,182,896	3.69%
Due after ten years	6,462,548	6,504,666	4.22%

Total	$12,167,137	$12,292,250	4.05%

*	computed on a tax equivalent basis.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans. Total loans averaged $198,452,422 during 2004, an increase of $28,260,803, or 16.6%, compared to an average of $170,191,619 in 2003. Growth in the average loan portfolio balance was generated primarily by an increase of $35,176,082, or 38.8%, in commercial mortgage and construction wholesale loans. At December 31, 2004, total loans amounted to $210,653,051 compared to $163,950,306 at December 31, 2003, an increase of $46,702,745, or 28.5%. The average yield earned on the loan portfolio was 6.76% in 2004 compared to 6.71% in 2003, an increase of 5 basis points. This increase is primarily due to the rising interest rate environment that evolved during the last half of 2004.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$88,027,024	42%	$56,971,265	35%	$32,342,880	21%	$29,385,096	24%	$17,957,852	16%
Residential real estate loans	9,815,366	5%	8,059,032	5%	9,023,228	6%	11,634,097	9%	14,854,583	13%
Commercial and commercial real estate loans	96,021,077	46%	83,840,831	51%	89,415,759	59%	62,442,753	50%	54,974,300	50%
Loans to individuals	16,002,619	7%	13,236,895	8%	14,851,742	10%	15,587,772	12%	14,767,100	13%
Lease financing	74,543	0%	1,054,198	1%	4,773,528	4%	5,717,826	5%	7,649,860	8%
All others loans	712,534	0%	788,085	0%	642,599	0%	169,939	0%	152,776	0%

	$210,653,163	100%	$163,950,306	100%	$151,049,836	100%	$124,937,483	100%	$110,356,471	100%

Commercial loans averaged $27,656,123 for 2004, a decrease of $10,754,828, or 28.0%, compared to $38,410,951 for 2003. Commercial loans are made to small to middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. The average yield on the commercial loan portfolio increased 54 basis points to 7.75% in 2004 from 7.21% in 2003. The rising interest rate environment that evolved in late 2004, especially the rising average prime rate, and competitive loan pricing resulted in the increased yield on this portfolio as well as the portfolio components discussed in the following paragraphs.

Commercial mortgages and construction wholesale loans averaged $125,877,374 for 2004, an increase of $35,176,082, or 38.8%, compared to $90,701,292 for 2003. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship with the borrower. Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the commercial mortgages and construction wholesale loan portfolio decreased 7 basis points to 6.07% for 2004 from 6.14% for 2003.

Residential mortgages and construction retail loans averaged $14,518,615 for 2004, a decrease of $8,614,693, or 37.2%, compared to $23,133,308 for 2003. These loans consist primarily of residential mortgage loans, home equity loans and business loans secured by residential real estate. The average yield on this portfolio increased 99 basis points to 6.51% for 2004 from 5.52% for 2003.

The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2004.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & Commercial real estate	$22,881,840	$29,005,809	$44,133,428	$96,021,077
Construction Loans	70,058,479	17,968,545	0	88,027,024

Total	$92,940,319	$46,974,354	$44,133,428	$184,048,101

Fixed rate loans	$4,376,043	$19,246,910	$4,196,443	$27,819,396
Floating rate loans	88,564,276	27,727,444	39,936,985	156,228,705

Total	$92,940,319	$46,974,354	$44,133,428	$184,048,101

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

Non-performing loans increased by $781,758, or 236%, to $1,112,541 at December 31, 2004, from $330,783 at December 31, 2003. This increase is primarily due to an increase of $718,628 in non-accrual loans to $1,049,411 at December 31, 2004 compared to $330,783 at December 31, 2003. Management believes that the borrowing relationships representing this increase are well collateralized and present minor risk of financial loss to the Company. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $772,787, or 227%, to $1,112,541 at December 31, 2004 from $339,754 at December 31, 2003. Non-performing assets represented 0.33% of total assets at December 31, 2004 and 0.12% at December 31, 2003. Non-performing loans as a percentage of total loans were 0.50% at December 31, 2004, compared to 0.20% at December 31, 2003.

The Bank had $8,971 of other real estate owned at December 31, 2003.

The Bank had no restructured loans or potential problem loans at December 31, 2004 and 2003.

At December 31, 2004, the Bank had $63,130 in loans that were 90 days or more past due but still accruing interest income compared to no loans in this category of non-performing loans at December 31, 2003. Management’s decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.

Non-Performing Assets and Loans

	2004	2003	2002	2001	2000
Non-Performing loans:
Loans 90 days or more past due and still accruing	$63,130	$0	$2,156	$0	$471,040
Non-accrual loans	1,049,411	330,783	156,156	618,102	106,959

Total non-performing loans	1,112,541	330,783	158,312	618,102	577,999
Other real estate owned	0	8,971	9,492	0	0

Total non-performing assets	$1,112,541	$339,754	$167,804	$618,102	$577,999

Non-performing loans to total loans	0.50%	0.20%	0.10%	0.49%	0.52%
Non-performing assets to total assets	0.33%	0.12%	0.06%	0.28%	0.32%

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

Allowance for Loan Losses

	2004	2003	2002	2001	2000
Balance, beginning of period	$1,786,632	$1,669,882	$1,414,495	$1,132,555	$941,556
Provision charged to operating expenses	240,000	240,000	240,000	300,000	215,875
Loans charged off	(22,273)	(123,666)	(8,182)	(20,973)	(28,158)
Recoveries	810	416	23,569	2,913	3,282

Net (charge offs) / recoveries	(21,463)	(123,250)	15,387	(18,060)	(24,876)

Balance, end of period	$2,005,169	$1,786,632	$1,669,882	$1,414,495	$1,132,555

Loans :
At year end	$220,580,932	$163,950,306	$151,049,736	$124,937,483	$110,356,471
Average during the year	198,452,421	170,191,619	145,159,286	123,944,552	99,472,064
Net recoveries (charge offs) to average loans outstanding	(0.01)%	(0.07)%	0.01%	(0.01)%	(0.03)%

Allowance for loan losses to:
Total loans at year end	0.91%	1.09%	1.11%	1.13%	1.02%
Non-performing loans	180.23%	540.12%	270.16%	228.84%	195.94%

At December 31, 2004, the allowance for loan losses was $2,005,169 compared to $1,786,632 at December 31, 2003, an increase of $218,537, or 12.2%. The ratio of the allowance for loan losses to total loans at December 31, 2004 and 2003 was 0.91% and 1.09%, respectively. The allowance for loan losses as a percentage of non-performing loans was 180.23% at December 31, 2004, compared to 540.12% at December 31, 2003. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $240,000 for the years ended December 31, 2004 and 2003. Management believes the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to the manageable balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace. Net charge offs/recoveries amounted to a net charge off of $21,463 in 2004 compared to a net charge off of $123,250 in 2003.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance of end of period applicable to:

Domestic:
Commercial, financial and agricultural	$1,183,050	46%	$1,054,113	52%	$985,230	60%	$707,248	51%	$577,603	50%
Real estate – construction	491,266	42%	375,193	35%	350,676	21%	325,334	23%	271,813	16%
Real estate – mortgage	120,310	5%	107,198	5%	100,193	6%	127,305	9%	136,907	14%
Installment loans to individuals	200,517	8%	178,663	8%	186,988	10%	160,739	12%	79,279	13%
Lease financing	4,010	0%	53,599	1%	50,096	3%	70,725	5%	45,302	7%
Unallocated	6,016	—	17,866	—	18,899	—	14,144	—	22,651	—

	$2,005,169	100%	$1,788,632	100%	$1,669,882	100%	$1,414,495	100%	$1,132,566	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on building and expanding long-term relationships. Deposits in 2004 averaged $256,918,923, an increase of $36,011,360, or 16.3%, compared to $220,907,563 for 2003. At December 31, 2004, total deposits were $276,887,033, an increase of $31,533,309, or 12.9%, from $245,353,724 at December 31, 2003. The average rate paid on the Bank’s interest-bearing deposit balances for 2004 was 1.59%, decreasing from the 1.76% average rate for 2003.

The significant contributor to the level of deposit growth in the year ended December 31, 2004 were non-interest bearing demand deposits, which increased by $8,133,149, or 19.1%, to $50,794,581 at December 31, 2004 from $42,661,432 at December 31, 2003. Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1ST Choice accounts, also increased by $19,677,891, or 25.7%, to an average of $96,113,368 in 2004 from an average of $76,435,477 in 2003. The average cost of interest bearing demand deposits increased 4 basis points to 1.02% in 2004 compared to 0.98% in 2003.

Savings accounts decreased by $1,915,846, or 6.6%, to $27,310,910 at December 31, 2004 from $29,226,756 at December 31, 2003. The average balance of savings accounts for 2004 increased by $5,206,079 to $26,890,218 compared to an average balance of $21,684,139 for 2003.

Average non-interest bearing demand deposits increased by $8,303,996, or 20.1%, to $49,622,127 for 2004 from $41,318,131 for 2003. At December 31, 2004, non-interest bearing demand deposits totaled $50,794,581, an increase of 19.1% compared to $42,661,432 at December 31, 2003. Non-interest bearing demand deposits represent a stable, interest-free source of funds. Growth in business and personal checking accounts through the 2004 branch expansion program generated most of the current year increase.

Time deposits consists primarily of retail certificates of deposit and certificates of deposit of $100,000 and over. Time deposits at December 31, 2004 were $88,699,457, an increase of $2,328,967, or 2.7%, from $86,370,490 at December 31, 2003. The retail certificates of deposit component of time deposits increased by $10,954,239, or 17.3%, to an average of $74,136,634 for 2004 from an average of $63,182,395 for 2003. The average cost of these deposits decreased by 19 basis points to 2.58% for 2004 from 2.77% for 2003. Certificates of deposit of $100,000 and over decreased by $8,130,845, or 44.5%, to an average of $10,156,576 for 2004 from an average of $18,287,421 for 2003. The average cost for these deposits decrease by 21 basis points to 2.55% for 2004 compared to 2.76% for 2003. Certificates of deposit of $100,000 and over are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds.

The following table illustrates the components of average total deposits for the past three years.

Average Deposit Balances

	2004		2003		2002
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand deposits	$49,622,127	19.31%	$41,318,131	18.70%	$39,021,155	18.67%
Money market and NOW accounts	96,113,368	37.41%	76,435,477	34.60%	76,698,669	36.69%
Savings deposits	26,800,503	10.43%	21,684,139	9.82%	15,548,553	7.44%
Certificates of deposit of $100,000 or more	10,156,576	3.95%	18,287,421	8.28%	18,619,750	8.91%
Other time deposits	74,226,349	28.89%	63,182,395	28.60%	59,131,266	28.29%

Total	$256,918,923	100.00%	$220,907,563	100.00%	$209,019,393	100.00%

Other Borrowed Funds

Other borrowed funds are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings, and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds increased by $827,049, or 3.44%, to $24,812,983 for 2004 from the average balance of $23,985,934 for 2003. This increase is primarily due to the fact that loan portfolio growth exceeded deposit growth.

The balance of other borrowings was $25,200,000 at December 31, 2004, consisting of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000. The balance of other borrowings at December 31, 2003 consisted of FHLB borrowings of $15,500,000. The average cost of other borrowed funds decreased 2 basis points to 3.95% for 2004 compared with 3.97% for 2003.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Securities sold under agreements to repurchase are summarized as follows:

	2004	2003	2002
Balance outstanding at year end	—	$1,921,015	$2,554,815
Weighted average interest rate at year end	1.27%	1.15%	0.89%
Average daily balance outstanding during year	$1,674,172	$2,290,866	$4,124,680
Weighted average interest rate during year	1.28%	1.46%	1.77%
Highest month-end outstanding balance	$1,941,042	$2,562,549	$4,198,060

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $3,205,128, or 13.6% to $26,790,384 at December 31, 2004, from $23,585,256 at December 31, 2003. Book value per common share increased by $0.93, or 12.95%, to $8.11 at December 31, 2004 from $7.18 at December 31, 2003. The increase in shareholders’ equity and book value per share resulted primarily from net income of $3,837,714, less the effect of stock buybacks and the unrealized holding loss on securities.

During the period 1999 – 2004, the Company has achieved a five year compounded growth rate for shareholders’ equity of 16.5%. The Company’s book value per share has also increased over this period at a compounded growth rate of 15.0%. In lieu of cash dividends, the Company has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993. A 5% stock dividend was declared in the years 2004, 2003 and 2002. The Company declared a two-for-one stock split on January 20, 2005 and paid February 28, 2005 to shareholders of record on February 10, 2005.

The Company’s common stock is quoted on the NASDAQ National Market System under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation. For information on regulatory capital, see Note 15 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$875,467	$0	$0	$0	$875,467
Commitments to sell residential loans	$9,927,881	$0	$0	$0	$9,927,881

Contractual Obligations

The following table shows the significant contractual obligations of the Company by expected payment period as of December 31, 2004. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Long-term debt obligations	$15,500,000	$0	$0	$3,000,000	$12,500,000
Operating lease obligation	$4,696,827	$661,747	$1,192,848	$907,497	$1,934,735
Purchase obligations	$1,964,722	$611,130	$1,353,592	$0	$0
Certificates of deposit	$88,699,457	$52,505,117	$25,836,159	$10,358,182	$0

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At December 31, 2004, the balance of cash and cash equivalents was $7,924,409.

Net cash provided by operating activities increased by $5,016,666, or 108%, to $9,645,642 for 2004 from $4,628,976 for 2003. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and net amortization of premiums on securities. During 2004, a lower volume of originations of loans held for sale required less cash to be used in this operating activity.

Net cash used in investing activities increased by $37,746,358, or 214%, to $55,364,757 for 2004 from $17,618,399 for 2003. The increase in cash usage for 2004 compared to 2003 resulted from increase in loans and purchases of securities.

Net cash provided by financing activities increased by $20,842,703, or 115%, to $38,940,638 for 2004 from $18,097,935 for 2003. The cash provided in 2004 resulted primarily from the increase in total deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2004, prepayments and maturities of investment securities totaled $29,906,302. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2004.

Interest Rate Sensitivity Analysis At December 31, 2004

($ in thousands)

	Interest Sensitivity Period				Total Within One Year	One Year To Two Years	Non-interest Sensitive and Over Two Years	Total
	30 Day	90 Day	180 Day	365 Day
Earning Assets:
Total Investment Securities	$2,129	$3,690	$2,299	$18,969	$27,087	$27,568	$43,101	$97,756
Loans	132,092	6,310	5,693	8,676	152,771	13,805	44,077	210,653
Other Interest-earning assets	9,954				9,954		17,467	27,421

	144,175	10,000	7,992	27,645	189,812	41,373	104,645	335,830

Source of Funds:
Savings and time deposits	24,269	9,255	12,922	19,267	65,713	33,273	27,302	126,288
Other interest-bearing liabilities	78,412		5,000		83,412	2,789	43,803	130,004
Non-interest-bearing sources							79,538	79,538

	102,681	9,255	17,922	19,267	149,125	36,062	150,643	335,830

Asset (Liability) Sensitivity Gap:
Period Gap	$41,494	$745	$(9,930)	$8,378	$40,687	$5,311	$(45,998)	$0
Cumulative Gap	$41,494	$42,239	$32,309	$40,687	$40,687	$45,998
Cumulative Gap to Total Assets	12.4%	12.6%	9.6%	12.1%	12.1%	13.7%

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-costing retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby the model estimates the variance in net income with a change in interest rates of plus or minus 200 basis points over 12 and 24 month periods. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

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

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning July 1, 2005. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of this

Statement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share. Management is in the process of evaluating Statement 123(R) and does not know its full impact on the consolidated financial statements at this time.

The guidance in EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003. The Company will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than-temporary impairment are finalized.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by Management. At December 31, 2004 and 2003, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

December 31, 2004

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$38,221,000	$34,681,000	$35,641,000

Change		(3,540,000)	(2,580,000)

Change as a % of assets		(1.05)%	(0.77)%

December 31, 2003

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$30,507,000	$27,599,000	$26,218,000

Change		(2,907,000)	(4,288,000)

Change as a % of assets		(0.99)%	(1.46)%

Item 8. Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided on pages F-1 through F-23 hereof.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the caption “Certain Transactions With Management.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheet – December 31, 2004 and 2003.

Consolidated Statements of Income – Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows – years Ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Report of Independent Registered Public Accounting Firm – KPMG LLP

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2004.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit No.	Description
3 (i) *	Certificate of Incorporation of the Company (conformed copy).

3 (i)(A)	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 8-K filed with the SEC on January 25, 2005).

3 (ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

4.1	Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2	Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3	Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4	Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

Exhibit No.		Description
4.5		Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company’s Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company’s Form 8-A12G filed with the SEC on March 18, 2004).

10.1	#	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2	#	1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3	#	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4	#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.5	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10	#	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

10.11	#	Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the SEC on March 25, 2004)

Exhibit No.		Description
10.12	#	Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.13	#	Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.14	#	Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.15	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.16	#	Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K filed with the SEC on February 24, 2005)

13.1		2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

21		Subsidiaries of the Company (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

23.1	*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2	*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Senior Vice President and Treasurer of the Company.

*	Filed herewith.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)	Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c)	Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

1ST CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

1st Constitution Bancorp:

We have audited the consolidated balance sheet of 1st Constitution Bancorp and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

1st Constitution Bancorp:

We have audited the accompanying consolidated balance sheet of 1st Constitution Bancorp and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
February 6, 2004

1ST CONSTITUTION BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
CASH AND DUE FROM BANKS	$7,898,395	$6,987,850

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	26,014	7,715,036

Total cash and cash equivalents	7,924,409	14,702,886

INVESTMENT SECURITIES:
Available for sale, at market value	85,588,649	84,999,973
Held to maturity (market value of $12,292,250 and $6,516,652 in 2004 and 2003, respectively)	12,167,137	6,191,197

Total securities	97,755,786	91,191,170

LOANS HELD FOR SALE	9,927,881	15,405,982

LOANS	210,653,051	163,950,306
Less- Allowance for loan losses	(2,005,169)	(1,786,632)

Net loans	208,647,882	162,163,674

PREMISES AND EQUIPMENT, net	2,324,219	1,361,517

ACCRUED INTEREST RECEIVABLE	1,444,493	1,169,015

BANK-OWNED LIFE INSURANCE	6,643,502	6,331,006

OTHER ASSETS	1,162,268	1,157,924

Total assets	$335,830,440	$293,483,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$50,794,581	$42,661,432
Interest bearing	226,092,452	202,692,292

Total deposits	276,887,033	245,353,724

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	—	1,921,015
OTHER BORROWINGS	25,200,000	15,500,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	982,020	906,576
ACCRUED EXPENSES AND OTHER LIABILITIES	816,003	1,061,603

Total liabilities	309,040,056	269,897,918

SHAREHOLDERS’ EQUITY
Common stock, no par value; 30,000,000 shares authorized; 3,311,621 and 3,287,270 shares issued and 3,306,422 and 3,286,842 shares outstanding as of December 31, 2004 and 2003, respectively	22,255,402	19,694,828
Retained earnings	4,725,257	3,745,784
Treasury Stock, at cost, 5,199 shares and 428 shares at December 31, 2004 and 2003, respectively	(86,896)	(5,517)
Accumulated other comprehensive (loss) income	(103,379)	150,161

Total shareholders’ equity	26,790,384	23,585,256

Total liabilities and shareholders’ equity	$335,830,440	$293,483,174

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans	$13,422,067	$11,425,762	$10,346,801
Interest on securities:
Taxable	3,196,936	2,619,813	3,598,437
Tax-exempt	386,088	311,764	164,419
Interest on Federal funds sold and short-term investments	10,977	29,458	198,659

Total interest income	17,016,068	14,386,797	14,308,316

INTEREST EXPENSE:
Interest on deposits	3,300,523	3,163,255	3,961,209
Interest on securities sold under agreements to repurchase and other borrowed funds	981,689	952,910	921,982
Interest on redeemable subordinated debentures	263,083	257,852	216,081

Total interest expense	4,545,295	4,374,017	5,099,272

Net interest income	12,470,773	10,012,780	9,209,044

PROVISION FOR LOAN LOSSES	240,000	240,000	240,000

Net interest income after provision for loan losses	12,230,773	9,772,780	8,969,044

NON-INTEREST INCOME:
Service charges on deposit accounts	514,494	559,698	517,415
Gain on sale of loans held for sale	1,373,660	1,284,913	676,208
Gain on sale of securities available for sale	27,545	—	—
Income on Bank-owned life insurance	312,496	261,301	69,705
Other income	329,047	295,437	262,198

Total other income	2,557,242	2,401,349	1,525,526

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,955,587	3,979,655	3,229,793
Occupancy expense	1,071,463	818,545	740,088
Other operating expenses	2,962,911	2,370,522	2,318,000

Total other expenses	8,989,961	7,168,722	6,287,881

Income before income taxes	5,798,054	5,005,407	4,206,689

INCOME TAXES	1,960,340	1,776,907	1,519,367

Net income	$3,837,714	$3,228,500	$2,687,322

NET INCOME PER SHARE
Basic	$1.17	$0.99	$0.83
Diluted	$1.13	$0.94	$0.79

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	3,284,332	3,277,262	3,244,176
Diluted	3,413,540	3,437,276	3,421,658

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, January 1, 2002	$15,198,339	$2,360,437	$(83,190)	$(42,642)	$17,432,944

Exercise of stock options (5,637 shares)	53,195				53,195
Treasury Stock, 2,861 shares at cost			(36,654)		(36,654)
5% stock dividend declared December 2002, including fractional share cash payments (70,527 shares)	2,068,557	(2,068,886)			(329)

Comprehensive Income:
Net income – 2002		2,687,322			2,687,322
Unrealized gain on securities available for sale, net of tax expense of $445,807				858,364	858,364

Comprehensive Income					3,545,686

BALANCE, December 31, 2002	$17,320,091	$2,978,873	$(119,844)	$815,722	$20,994,842

Exercise of stock options, net	188,822	(275,674)	114,327		27,475
5% stock dividend declared December 2003, including fractional share cash payments (74,541 shares)	2,185,915	(2,185,915)

Comprehensive Income:
Net income – 2003		3,228,500			3,228,500
Unrealized gain on securities available for sale, net of tax (benefit) of ($335,754)				(665,561)	(665,561)

Comprehensive Income					2,562,939

BALANCE, December 31, 2003	$19,694,828	$3,745,784	($5,517)	$150,161	$23,585,256

Exercise of stock options, net and issuance of vested shares under employee benefit programs	(290,277)		468,176		177,899
Treasury Stock, 16,661 shares at cost			(549,555)		(549,555)
5% stock dividend declared December 2004, including fractional share cash payments	2,850,851	(2,858,241)			(7,390)
Comprehensive Income:
Net income – 2004		3,837,714			3,837,714
Unrealized loss on securities available for sale net of tax (benefit) of ($151,962)				(253,540)	(253,540)

Comprehensive Income					3,584,174

BALANCE, December 31, 2004	$22,255,402	$4,725,257	($86,896)	($103,379)	$26,790,384

1ST CONSTITUTION BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$3,837,714	$3,228,500	$2,687,322
Adjustments to reconcile net income to net cash provided by operating activities-

Provision for loan losses	240,000	240,000	240,000
Depreciation and amortization	385,106	327,446	317,720
Net amortization of premiums on securities	350,168	1,190,853	520,346
Gain on sale of loans held for sale	(1,373,660)	(1,284,913)	(676,208)
Gain on sale of securities available for sale	(27,545)	—	—
Originations of loans held for sale	(75,514,197)	(91,972,465)	(63,511,458)
Income on Bank-owned life insurance	(312,496)	(261,301)	(69,705)
Proceeds from sales of loans held for sale	82,365,958	94,150,868	60,499,707
(Increase) decrease in accrued interest receivable	(275,478)	93,988	(215,333)
(Increase) decrease in other assets	140,228	(43,957)	(631,586)
Increase (decrease) increase in accrued interest payable	75,444	(305,326)	(345,490)
Decrease (increase) increase in accrued expenses and other liabilities	(245,600)	(734,717)	1,331,172

Net cash provided by operating activities	9,645,642	4,628,976	146,487

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(34,116,716)	(62,222,441)	(60,068,896)
Held to maturity	(6,883,726)	(198,102)	(2,344,038)
Proceeds from maturities and prepayments of securities -
Available for sale	29,011,317	57,073,223	40,436,189
Held to maturity	894,985	1,164,762	1,196,156
Proceeds from sales of securities available for sale	3,801,399	—	7,112,177
Purchase of Bank owned life insurance	—	—	(6,000,000)
Net increase in loans	(46,724,208)	(13,023,820)	(26,096,866)
Capital expenditures	(1,347,808)	(412,021)	(595,918)

Net cash used in investing activities	(55,364,757)	(17,618,399)	(53,473,373)

FINANCING ACTIVITIES:

Issuance of common stock, net	177,899	27,475	52,866

Purchase of Treasury Stock	(549,555)	—	(36,654)
Net increase in demand, savings and time deposits	31,533,309	21,204,260	34,730,202
Net decrease in securities sold under agreements to repurchase	(1,921,015)	(633,800)	(1,253,368)
Net advances (repayments) in other borrowings	9,700,000	(2,500,000)	2,500,000
Proceeds from issuance of trust preferred securities	—	—	5,000,000

Net cash provided by financing activities	38,940,638	18,097,935	40,993,046

(Decrease) increase in cash and cash equivalents	(6,778,477)	5,108,512	(12,333,840)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,702,886	9,594,374	21,928,214

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,924,409	$14,702,886	$9,594,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$4,469,851	$4,679,343	$5,444,762
Income taxes	2,429,565	1,909,578	1,643,980

1ST CONSTITUTION BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1. Summary of Significant Accounting Policies

1ST Constitution Bancorp, (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey. The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank. The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eight additional branch offices in downtown Cranbury, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey and a loan production office in Fort Lee, New Jersey.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1ST Constitution Capital Trust I (the “Trust”) and the Bank and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of Delaware, Inc. and FCB Assets Holdings, Inc. All significant inter-company accounts and transactions have been eliminated. In accordance with the Company’s adoption of Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company de-consolidated the accounts and related activity of 1st Constitution Capital Trust I as of December 31, 2003.

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

Investment Securities

Investment Securities which the Bank has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at estimated market value, except for Federal Home Loan Bank stock, which is carried at cost. Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity. Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s Form 10-K for the year ended December 31, 2003. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB also issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. The Company is in the process of determining the impact that this EITF will have on its financial statements.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This pool of insurance, due to the advantages of the Bank, is profitable to the Company. This profitability is used to offset a portion of future benefit cost increases. The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as noninterest income.

Loans And Loans Held For Sale

Loans that management intended to hold to maturity are stated at the principal amount outstanding, net of unearned income. Unearned income is recognized over the lives of the respective loans, principally using the effective interest method. Income from direct financing leases is recorded over the life of the lease under the financing method of accounting. The investment includes the sum of aggregate rentals receivable and the estimated residual value of leased equipment, less deferred income. Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations. When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired. Smaller balance homogenous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are excluded from consideration for impairment. Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying value of collateral for collateral dependent loans. When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible. Loans held for sale are carried at the aggregate lower of cost or market value. Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Bank originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Bank records the servicing assets retained in accordance with SFAS No. 140. The Bank records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value. Gains and losses on sales are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”. This statement requires that an entity engage in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

The Bank adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003. Implementation issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133.” is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. The Bank periodically enters into commitments with the customers, which it intends to sell in the future.

The Bank adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45), on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable. Estimated useful lives of building is forty years, furniture and fixtures and equipment are three to fifteen years, and three to ten years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

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

Share-Based Compensation

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

	2004	2003	2002
Net income -
As reported	$3,837,714	$3,228,500	$2,687,322
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	25,538	(17,548)	(8,862)

Pro forma	$3,812,175	$3,210,952	$2,678,460

Net income per share -
As reported -
Basic	$1.17	$0.99	$0.83
Diluted	$1.13	$0.94	$0.79
Pro forma -
Basic	$1.16	$0.98	$0.83
Diluted	$1.12	$0.93	$0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002; dividend yield of 0%; expected volatility of 35% in 2004, 2003 and 2002; risk-free interest rates of 3.60%, 3.27% and 3.03%, respectively; and expected lives of 5 years.

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning July 1, 2005. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share. Management is in the process of evaluating Statement 123(R) and does not know its full impact on the consolidated financial statements at this time.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method. Weighted average shares for the basic net income per share computation for the years ended December 31, 2004, 2003 and 2002 were 3,284,332, 3,277,262 and 3,244,176, respectively. For the diluted net income per share computation, common stock equivalents of 129,208, 160,014 and 177,482 are included for the years ended December 31, 2004, 2003 and 2002, respectively. All share information reported in the statements of income reflects a (1) 5% stock dividend declared December 16, 2004 paid on January 31, 2005 to shareholders of record on January 18, 2005, and (2) a two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of changes in shareholders’ equity.

Variable Interest Entities

Management has determined that the 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FASB Interpretation 46 (“FIN 46”). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company expects to include all of its $5.2 million in trust preferred securities in Tier 1 capital.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions.

2. Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type as of December 31, is as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$57,848,615	$85,649	$538,057	$57,396,206
Mortgage backed securities	20,877,821	412,179	53,848	21,236,152
Obligations of State and Political subdivisions	3,883,354	3,070	47,662	3,838,762
FHLB stock and other securities	3,149,734	0	32,205	3,117,529

	$85,759,524	$500,897	$671,772	$85,588,649

Held to maturity-
Mortgage backed securities	$604,705	$24,174	$0	$628,879
Obligations of State and Political subdivisions	11,562,432	164,247	63,308	11,553,371

	$12,167,137	$188,421	$63,308	$12,292,250

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$45,775,988	$173,837	$554,470	$45,395,355
Mortgage backed securities	31,455,825	731,392	41,231	32,145,986
Obligations of State and Political subdivisions	3,587,086	16,494	33,220	3,570,360
FHLB stock and other securities	3,946,447	19,485	77,660	3,888,272

	$84,765,346	$941,208	$706,581	$84,999,973

Held to maturity-
Mortgage backed securities	$955,970	$50,884	$0	$1,006,854
Obligations of State and Political subdivisions	5,235,227	274,571	0	5,509,798

	$6,191,197	$325,455	$0	$6,516,652

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and December 31, 2003 are as follows:

2004	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$22,717,689	$(181,022)	$9,408,192	$(357,036)	$32,125,881	$(538,058)
Mortgage backed securities	3,992,374	(35,020)	1,480,487	(18,828)	5,472,861	(53,848)
Obligations of State and Political Subdivisions	8,988,653	(110,970)	0	0	8,988,653	(110,970)
FHLB stock and other securities	0	0	1,428,345	(32,205)	1,428,345	(32,205)

Total temporarily impaired securities	$35,698,716	$(327,012)	$12,317,024	$(408,069)	$48,015,740	$(735,081)

2003	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$24,563,139	$(551,678)	$830,608	$(2,792)	$25,393,747	$(554,470)
Mortgage backed securities	2,607,230	(41,231)	0	0	2,607,230	(41,231)
Obligations of State and Political subdivisions	2,152,364	(33,220)	0	0	2,152,364	(33,220)
FHLB stock and other securities	0	0	1,381,010	(77,660)	1,381,010	(77,660)

Total temporarily impaired securities	$29,322,733	$(626,129)	$2,211,618	$(80,452)	$31,534,351	$(706,581)

U.S. Treasury obligations and direct obligations of U.S. Government agencies: The unrealized losses on investments in these securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

Mortgage-backed securities: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Gross gains on securities sales were $27,545 in 2004. There were no sales of securities in 2003 or 2002.

As of December 31, 2004 and 2003, securities having a book value of $17,367,486 and $25,614,650, respectively, were pledged to secure public deposits, other borrowings, and for other purposes as required by law.

3. Loans and Loans Held for Sale

Loans are as follows:

	2004	2003
Construction loans	$88,027,024	$56,971,265
Residential real estate loans	9,815,366	8,059,032
Commercial and commercial real estate	96,021,077	83,840,831
Loans to individuals	16,002,619	13,236,895
Lease financing	74,543	1,054,198
All other	712,534	788,085

	$210,653,163	$163,950,306

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $9,927,769 at December 31, 2004 and $15,405,982 at December 31, 2003. The Bank sells residential mortgage loans in the secondary market on a non-recourse basis. The related loan servicing rights are generally released to the purchaser. Loans held for sale at December 31, 2004 and 2003 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.

4. Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2004	2003	2002
Balance, beginning of year	$1,786,632	$1,669,882	$1,414,495
Provision charged to operations	240,000	240,000	240,000
Loans charged off	(22,273)	(123,666)	(8,182)
Recoveries of loans charged off	810	416	23,569

Balance, end of year	$2,005,169	$1,786,632	$1,669,882

The amount of loans which were not accruing interest amounted to $1,049,411 and $330,783 at December 31, 2004 and 2003, respectively. Impaired loans totaled $1,049,411 and $330,783 at December 31, 2004 and 2003, respectively. There was no valuation allowance on impaired loans at December 31, 2004 and December 31, 2003. Loans 90 days or more past due and still accruing totaled $63,130 at December 31, 2004. There were no loans 90 days or more past due and still accruing at December 31, 2003.

Additional income before taxes amounting to $80,698, $16,993 and $16,450 would have been recognized in 2004, 2003 and 2002, respectively, if interest on all loans had been recorded based upon original contract terms. No interest was recognized on non-accrual loans in 2004, 2003 or 2002. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002, was approximately $690,097, $240,949, and $380,176, respectively.

5. Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2004 is as follows:

Balance, beginning of year	$5,185,334
Loans granted	301,000
Repayments of loans	(995,142)

Balance, end of year	$4,491,192

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2004 and 2003.

6. Premises And Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2004	2003
Building	40 Years	$417,928	$—
Leasehold improvements	10 Years	1,242,504	709,318
Furniture and equipment	3-15 Years	2,751,749	2,428,614

		4,412,181	3,137,932

Less-Accumulated depreciation		(2,087,962)	(1,776,415)

		$2,324,219	$1,361,517

7. Deposits

Deposits consist of the following:

	2004	2003
Demand
Non-interest bearing	$50,794,581	$42,661,432
Interest bearing	110,082,085	87,095,046
Savings	27,310,910	29,226,756
Time	88,699,457	86,370,490

	$276,887,033	$245,353,724

Individual time deposits $100,000 or greater amounted to $13,178,791 and $14,200,907 at December 31, 2004 and 2003, respectively. As of December 31, 2004, time deposits mature as follows: $52,505,117 in 2005; $19,797,935 in 2006; $6,038,224 in 2007; $4,298,150 in 2008; and $6,060,032 in 2009.

8. Securities Sold Under Agreements to Repurchase and Other Borrowings

Collateral, consisting of investment securities, underlying the agreements is held by an outside custodian.

The balance of other borrowings was $25,200,000 at December 31, 2004 consisting of FHLB borrowings of $15,500,000 and Federal funds purchased of $9,700,000. The balance of other borrowings at December 31, 2003 consisted of Federal Home Loan Bank (“FHLB”) borrowings of $15,500,000.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Securities sold under agreements to repurchase are summarized as follows:

	2004	2003	2002
Balance outstanding at year end	—	$1,921,015	$2,554,815
Weighted average interest rate at year end	1.27%	1.15%	0.89%
Average daily balance outstanding during year	$1,674,172	$2,290,866	$4,124,680
Weighted average interest rate during year	1.28%	1.46%	1.77%
Highest month-end outstanding balance	$1,941,042	$2,562,549	$4,198,060

9. Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (the “Trust”), a statutory business trust, and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. The Trust utilized the $5.0 million proceeds along with $155,000 invested in the Trust by the Company to purchase $5,155,000 of subordinated debentures issued by the Company. The Subordinated Debentures have terms that mirror the Trust Preferred Securities. The Trust exists for the sole purpose of issuing Trust Preferred Securities. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. The Trust is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust to pay amounts when due on the Trust Preferred Securities.

Management has determined that the 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FASB Interpretation 46 (“FIN 46”). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

10. Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2004	2003	2002
Federal-
Current	$1,836,439	$1,537,053	$1,371,755
Deferred	(127,181)	(104,330)	(99,254)

	1,709,258	1,432,723	1,272,501

State-
Current	273,301	362,411	264,206
Deferred	(22,219)	(18,227)	(17,340)

	251,082	344,184	246,866

	$1,960,340	$1,776,907	$1,519,367

A comparison of income tax expense at the Federal statutory rate in 2004, 2003 and 2002 to the Company’s provision for income taxes is as follows:

	2004	2003	2002
Federal income tax	$1,971,338	$1,701,838	$1,430,274
Add (deduct) effect of:
State income taxes net of federal income tax effect	165,714	227,161	162,932
Tax-exempt interest income	(131,270)	(106,000)	(55,902)
Bank-owned life insurance	(106,249)	(88,842)	—
Other items, net	60,807	42,750	(17,937)

Provision for income taxes	$1,960,340	$1,776,907	$1,519,367

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2004	2003
Deferred tax assets-
Allowance for loan losses	$800,864	$713,581
Employee Benefits	168,116	93,397
Unrealized loss on securities available for sale	95,106	—
Other	13,126	2,136

Total deferred tax assets	1,077,212	809,114

Deferred tax liabilities-
Unrealized gain on securities available for sale	26,858	84,466
Other	23,593	—

Total deferred tax liabilities	50,451	84,466

Net deferred tax asset	$1,026,761	$724,648

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. However, there can be no assurances about the level of future earnings.

11. Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Bank provided a matching contribution of 50% in 2004, 2003 and 2002 up to 6% of base compensation. Employer contributions to the plan amounted to $67,864 in 2004, $57,830 in 2003, and $39,945 in 2002.

Benefit Plans

During 2002, the Bank established a salary continuation plan for key executives and a director deferred compensation plan for its board members. The plans provide for yearly retirement benefits to be paid over a specified period. In addition, there is an officer group term replacement plan for divisional officers. The present value of the benefits accrued under these plans as of December 31, 2004 and 2003 is approximately $420,921 and $233,845, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $420,921, $233,845 and $46,769 is included in the accompanying consolidated statement of income for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the benefit plans, the Bank has purchased $6 million in life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $6.6 million and $6.3 million as of December 31, 2004 and 2003, respectively.

12. Share Based Compensation

The Company’s shareholders have approved stock option plans and stock grant plans for directors and key employees. The Company has also entered into an employment agreement pursuant to which additional options and stock grants were awarded to its President. The Bank accounts for the award of stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these option awards been determined consistent with FASB Statement No. 123, as amended, the Bank’s net income and net income per share for 2004, 2003 and 2002 would have been reduced to the following pro forma amounts:

A summary of the status of the Company’s stock options at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price
Outstanding, at beginning of year	251,794	$5.33	284,825	$4.82	289,500	$4.52
Granted	11,550	17.34	8,159	13.33	10,662	12.00
Exercised	(72,186)	4.85	(41,189)	3.32	(12,430)	3.53
Forfeited	(1,793)	10.76	0	—	(2,906)	5.23

Outstanding, at end of year	189,365	$6.73	251,794	$5.32	284,825	$4.82

The following table summarizes information about options outstanding at December 31, 2004:

Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding at December 31, 2004	Weighted average remaining contractual life in years	Weighted average exercise price	Number Outstanding at December 31, 2004	Weighted average exercise price
$3.16 - $4.74	78,379	2.0	$3.26	76,366	$3.26
$5.27 - $5.73	56,459	4.5	$5.72	54,446	$5.72
$7.96 - $11.45	26,505	5.3	$8.90	22,222	$9.05
$11.99 - $17.34	28,022	9.2	$14.93	10,568	$13.57

	189,365	4.4	$6.73	163,602	$5.53

13. Commitments and Contingencies

The Bank’s main office is leased at a monthly rental of $15,667 plus real estate taxes and certain common space charges allocated by the landlord. The lease expires in December 2010 and contains renewal options for two additional five-year terms at the Bank’s discretion.

As of December 31, 2004, future approximate minimum rental payments under non-cancelable operating leases are as follows:

2005	$661,747
2006	637,315
2007	555,533
2008	464,293
2009	443,204
Thereafter	1,934,735

$4,696,827

Rent expense aggregated $694,997, $557,592 and $525,318 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank was committed to advance $64,345,154 to its borrowers as of December 31, 2004.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation. Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Bank could be required to make equals the contract amount of the standby letters of credit and amounted to $875,467 at December 31, 2004. The Bank’s recognized liability for financial standby letters of credit was insignificant at December 31, 2003.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date. The notional amount of the Bank’s forward sales contracts was approximately $9.9 million at December 31, 2004 and $15.4 million at December 31, 2003. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2004.

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

14. Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Equipment expense	$464,928	$434,933	$451,054
Marketing	274,095	225,860	237,268
Computer services	636,076	498,081	432,875
Regulatory, professional and other fees	542,001	548,440	436,701
Office expense	462,586	312,055	311,346
All other expenses	583,225	351,153	448,756

	$2,962,911	$2,370,522	$2,318,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2004, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

The Company’s actual capital amounts and ratios as of December 31, 2004 and 2003 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004 -
Total capital (to Risk Weighted Assets)	$33,898,932	13.99%	$19,379,760	≥8%	$24,224,700	≥10%
Tier I Capital (to Risk Weighted Assets)	31,893,763	13.17%	9,689,880	≥4%	12,534,820	≥6%
Tier I Capital (to Average Assets)	31,893,763	10.16%	12,558,319	≥4%	15,697,898	≥5%

As of December 31, 2003 -
Total capital (to Risk Weighted Assets)	$30,221,727	14.94%	$16,184,080	≥8%	$20,230,100	≥10%
Tier I Capital (to Risk Weighted Assets)	28,435,095	14.06%	8,092,040	≥4%	12,138,060	≥6%
Tier I Capital (to Average Assets)	28,435,095	9.74%	11,677,680	≥4%	14,597,100	≥5%

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Securities available for sale	85,588,649	85,588,649	84,999,973	84,999,973
Securities held to maturity	12,167,137	12,292,250	6,191,197	6,516,652
Loans held for sale	9,927,881	9,927,881	15,405,982	15,405,982
Gross loans	210,653,051	211,588,000	163,950,306	165,728,000
Deposits	276,887,033	276,586,000	245,353,724	246,017,000
Securities sold under agreements to repurchase	0	0	1,921,015	1,921,015
Other borrowings	25,200,000	25,968,000	15,500,000	17,408,000

Loan commitments and standby letters of credit as of December 31, 2004 and 2003 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

17. Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

The following information of the Company includes only financial statements as of and for the years ended December 31, 2004 and 2003 and should be read in conjunction with the notes to the consolidated financial statements.

CONDENSED STATEMENTS OF CONDITION

	December 31, 2004	December 31, 2003
Assets:
Cash	$21,021	$13,150
Investment Securities available for sale	155,000	155,000
Investment in subsidiaries	31,458,256	28,326,056
Other assets	311,107	246,050

Total Assets	$31,945,384	$28,740,256

Liabilities And Shareholders’ Equity
Subordinated debentures	$5,155,000	$5,155,000
Shareholders’ equity	26,790,384	23,585,256

Total Liabilities and Shareholder’s Equity	$31,945,384	$28,740,256

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2004	2003	2002
Operating Income:
Interest Income	$8,156	$7,994	$6,708

Total Operating Income	8,156	7,994	$6,708

Operating Expense:
Interest Expense	271,239	265,845	222,789
Other Expense	32,004	32,004	24,003

Total Operating Expense	303,243	297,849	246,792

Loss before income taxes and equity in undistributed income of subsidiaries	(295,087)	(289,855)	(240,084)
Federal income tax benefit	(106,231)	(104,419)	(87,379)

Loss before equity in undistributed income of subsidiaries	(188,856)	(185,436)	(152,705)
Equity in undistributed income of subsidiaries	4,026,569	3,413,936	2,840,027

Net Income	$3,837,714	$3,228,500	$2,687,322

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$3,837,714	$3,228,500	$2,687,322
Adjustments:
Increase in other assets	(65,057)	(75,837)	(170,205)
Equity in undistributed income of subsidiaries	(4,026,569)	(3,413,936)	(2,840,027)

Net cash used In Operating Activities	(253,912)	(261,273)	(322,910)

Cash Flows from Investing Activities:
Investing in subsidiaries	—	—	(4,827,040)
Repayment of investments in subsidiaries	261,693	269,373	—

Net cash provided by (used in) Investing Activities	261,693	269,373	(4,827,040)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	—	—	5,155,000

Net cash provided by Financing Activities	—	—	5,155,000

Net increase in cash	7,781	8,100	5,050
Cash as of beginning of year	13,150	5,050	—

Cash as of end of year	$21,021	$13,150	$5,050

18. Unaudited Quarterly Financial Data

	2004
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$4,580,274	$4,403,646	$4,043,826	$3,988,322
Interest expense	1,230,950	1,211,334	1,069,777	1,033,234

Net interest income	3,349,324	3,192,312	2,974,049	2,955,088
Provision for loan losses	60,000	60,000	60,000	60,000

Net interest income after provision for loan losses	3,289,324	3,132,312	2,914,049	2,895,088
Non-interest income	703,031	647,897	694,355	511,959
Non-interest expense	2,278,380	2,355,577	2,236,092	2,119,912

Income before income taxes	1,713,975	1,424,632	1,372,312	1,287,135
Income taxes	638,864	468,537	441,611	411,328

Net income	$1,075,111	$956,095	$930,701	$875,807

Net income per share :
Basic	$0.33	$0.29	$0.29	$0.27
Diluted	$0.32	$0.28	$0.27	$0.25

	2003
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$3,719,712	$3,606,241	$3,533,916	$3,526,928
Interest expense	1,035,860	1,082,750	1,114,810	1,140,597

Net interest income	2,683,852	2,523,491	2,419,106	2,386,331
Provision for loan losses	60,000	60,000	60,000	60,000

Net interest income after provision for loan losses	2,623,852	2,463,491	2,359,106	2,326,331
Non-interest income	526,326	681,482	658,172	535,368
Non-interest expense	1,789,355	1,822,418	1,813,814	1,743,134

Income before income taxes	1,360,823	1,322,555	1,203,464	1,118,565
Income taxes	488,040	469,722	425,449	393,696

Net income	$872,783	$852,833	$778,015	$724,869

Net income per share :
Basic	$0.28	$0.26	$0.24	$0.22
Diluted	$0.27	$0.25	$0.23	$0.21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: March 24, 2005	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005
Robert F. Mangano

/s/ CHARLES S. CROW, III Charles S. Crow, III	Chairman of the Board	March 24, 2005

/s/ DAVID C. REED David C. Reed	Director	March 24, 2005

/s/ WILLIAM M. RUE William M. Rue	Director	March 24, 2005

/s/ FRANK W. WALSH, III Frank W. Walsh, III	Director	March 24, 2005

/s/ JOSEPH M. REARDON Joseph M. Reardon	Senior Vice President and Treasurer (Principal Accounting Officer)	March 24, 2005

1ST CONSTITUTION BANCORP

INDEX TO EXHIBITS

Exhibit No.		Description
3(i)	*	Certificate of Incorporation of the Company (conformed copy).

3(i)(A)		Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 8-K filed with the SEC on January 25, 2005).

3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

4.1		Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2		Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3		Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4		Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5		Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company’s Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company’s Form 8-A12G filed with the SEC on March 18, 2004).

10.1	#	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.2	#	1st Constitution Bancorp Directors’ Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.3	#	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4	#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

Exhibit No.		Description
10.5	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.7	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.10	#	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

10.11	#	Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the SEC on March 25, 2004)

10.12	#	Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.13	#	Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.14	#	Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.15	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.16	#	Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K filed with the SEC on February 24, 2005)

13.1		2001 Annual Report to Security Holders (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

21		Subsidiaries of the Company (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 20, 2003)

23.1	*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2	*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Senior Vice President and Treasurer of the Company.

*	Filed herewith.
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.