Form 10-Q
period 2005-03-31
1ST CONSTITUTION BANCORP
filed 2005-05-16
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 11, 2005, there were 3,310,340 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements...............................................................................................	1

	Consolidated Balance Sheets
	as of March 31, 2005 (unaudited)
	and December 31, 2004...........................................................................................	1

	Consolidated Statements of Income
	for the Three Months Ended
	March 31, 2005 (unaudited) and March 31, 2004 (unaudited).........................................	2

	Consolidated Statements of Cash Flows
	for the Three Months Ended
	March 31, 2005 (unaudited) and March 31, 2004 (unaudited).........................................	3

	Notes to Consolidated Financial Statements (unaudited)................................................	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations...........................................................................................................	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.........................................	19

Item 4.	Controls and Procedures ........................................................................................	20

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..........................................	21

Item 6.	Exhibits................................................................................................................	22

SIGNATURES............................................................................................................................		23

		PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
		March 31, 2005	December 31, 2004

ASSETS
	CASH AND DUE FROM BANKS	$6,288,268	$7,898,395
	FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	1,331,254	26,014

	Total cash and cash equivalents	7,619,522	7,924,409

	INVESTMENT SECURITIES:
	Available for sale, at fair value	79,979,541	85,588,649
	Held to maturity (fair value of $16,258,665 and $12,292,250 in 2005 and 2004,
	respectively)	16,281,774	12,167,137

	Total investment securities	96,261,315	97,755,786

	LOANS HELD FOR SALE	6,146,368	9,927,881

LOANS		213,953,752	210,653,051
	Less- Allowance for loan losses	(2,065,169)	(2,005,169)

	Net loans	211,888,583	208,647,882

	PREMISES AND EQUIPMENT, net	2,260,188	2,324,219
	ACCRUED INTEREST RECEIVABLE	1,741,678	1,444,493
	BANK OWNED LIFE INSURANCE	6,709,616	6,643,502
	OTHER ASSETS	1,614,853	1,162,268

	Total assets	$334,242,123	$335,830,440

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	LIABILITIES:
	Deposits
	Non-interest bearing	$50,616,638	$50,794,581
	Interest bearing	225,319,211	226,092,452

	Total deposits	275,935,849	276,887,033
	OTHER BORROWINGS	23,800,000	25,200,000
	REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
	ACCRUED INTEREST PAYABLE	958,626	982,020
	ACCRUED EXPENSES AND OTHER LIABILITIES	1,447,124	816,003

	Total liabilities	307,296,599	309,040,056

	COMMITMENTS AND CONTINGENCIES
	SHAREHOLDERS’ EQUITY:
	Common stock, no par value; 30,000,000 shares authorized; 3,324,578 and 3,311,621
	shares issued and 3,311,332 and 3,306,422 outstanding as of March 31, 2005 and
	December 31, 2004, respectively	22,324,471	22,255,402
	Retained earnings	5,770,789	4,725,257
	Treasury Stock, shares at cost (13,246 shares at March 31, 2005 and 5,199 shares at
	December 31, 2004, respectively)	(363,931)	(86,896)
	Accumulated other comprehensive income	(785,805)	(103,379)

	Total shareholders’ equity	26,945,524	26,790,384

	Total liabilities and shareholders’ equity	$334,242,123	$335,830,440

	See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,

	2005	2004

INTEREST INCOME:
Interest and fees on loans	$3,911,938	$3,084,598
Interest on securities:
Taxable	748,259	813,514
Tax-exempt	155,371	83,999
Interest on Federal funds sold and short-term investments	5,214	6,211

Total interest income	4,820,782	3,988,322

INTEREST EXPENSE:
Interest on deposits	953,190	747,327

Interest on securities sold
under agreements to repurchase and other borrowed funds	251,926	223,724
Interest on redeemable subordinated debentures	75,000	62,183

Total interest expense	1,280,116	1,033,234

Net interest income	3,540,666	2,955,088

PROVISION FOR LOAN LOSSES	60,000	60,000

Net interest income after provision for loan losses	3,480,666	2,895,088

NON-INTEREST INCOME:
Service charges on deposit accounts	158,860	126,632
Gain on sale of loans held for sale	289,963	262,436
Income on Bank-owned life insurance	66,114	59,250
Other income	106,865	63,641

Total other income	621,802	511,959

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,353,996	1,193,865
Occupancy expense	468,420	245,856
Other operating expenses	747,793	680,191

Total other expense	2,570,209	2,119,912

Income before income taxes	1,532,259	1,287,135
INCOME TAXES	486,728	411,328

Net income	$1,045,531	$875,807

NET INCOME PER SHARE:
Basic	$0.32	$0.27
Diluted	$0.30	$0.25

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2005	2004

OPERATING ACTIVITIES:
Net income	$1,045,531	$875,807
Adjustments to reconcile net income
to net cash provided by operating activities-

Provision for loan losses	60,000	60,000
Depreciation and amortization	127,940	79,678
Net amortization on securities	48,617	118,919
Gain on sale of loans held for sale	(289,963)	(262,436)
Originations of loans held for sale	(10,236,037)	(12,306,322)
Proceeds from sales of loans held for sale	14,307,513	19,480,186
(Increase) in accrued interest receivable	(297,185)	(191,438)
Income on Bank – owned life insurance	(66,114)	(59,250)
Decrease (Increase) decrease in other assets	(7,037)	314,748
Decrease in accrued interest payable	(23,394)	42,031
Increase in accrued expenses and other liabilities	631,121	1,572,844

Net cash provided by operating activities	5,300,992	9,724,767

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	--	(14,236,640)
Held to maturity	(4,169,000)	--
Proceeds from maturities and prepayments of securities -
Available for sale	4,436,471	7,773,173
Held to maturity	50,407	128,019
Net increase in loans	(3,300,701)	(5,602,424)
Capital expenditures	(63,909)	(173,179)

Net cash used in investing activities	(3,046,732)	(12,111,051)

FINANCING ACTIVITIES:

Issuance of common stock, net	69,070	--
Purchase of treasury stock	(277,033)	(86,866)
Net decrease in demand, savings and time deposits	(951,184)	(1,453,398)
Net increase in securities sold under agreements to repurchase	--	5,087
Net decrease in other borrowings	(1,400,000)	--

Net cash used in financing activities	(2,559,147)	(1,535,177)

Decrease in cash and cash equivalents	(304,887)	(3,921,461)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,924,409	14,702,886

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$7,619,522	$10,781,425

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$1,303,510	$991,203
Income taxes	-	-

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2005 (Unaudited)

(1)     Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC on March 24, 2005.

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

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share information has been restated for the effect of a (i) 5% stock dividend declared on December 17, 2004 and paid on January 31, 2005 to shareholders of record on January 18, 2005, and (ii) a two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

	Three Months Ended March 31, 2005

		Weighted-
		average	Per share
	Income	shares	amount

Basic EPS
Net income available to common stockholders	$1,045,531	$3,306,806	$0.32

Effect of dilutive securities
Options and Grants	-	127,817	(0.02)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,045,531	$3,434,623	$0.30

All options have been included in the computation of diluted earnings per share.

	Three Months Ended March 31, 2004

		Weighted-
		average	Per share
	Income	shares	Amount

Basic EPS
Net income available to common stockholders	$875,807	3,286,241	$0.27

Effect of dilutive securities
Options and Grants	-	168,399	(0.02)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$875,807	3,454,640	$0.25

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

	Three months ended March 31,

	2005	2004

Net income -
As reported	$1,045,531	$875,807
Deduct: Stock-based employee compensation
determined under fair value based method for
stock options, net of related tax effects	(6,385)	(6,357)

Pro forma	$1,039,146	$869,450

Net income per share -
As reported -
Basic	$0.32	$0.27
Diluted	$0.30	$0.25
Pro forma -
Basic	$0.31	$0.27
Diluted	$0.30	$0.25

FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share. Management is evaluating Statement 123(R) and has not yet determined its full impact on the consolidated financial statements of the Company.

Variable Interest Entities

Management has determined that the 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FASB Interpretation 46 (“FIN 46”). In 2002, the Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46, as interpreted by FIN 46(R), and accordingly deconsolidated the Trust as of December 31, 2003.

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

The following discussion of the operating results and financial condition at March 31, 2005 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 24, 2005.

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

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of the Bank, a full service commercial bank which began operations in August 1989, and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its ownership interest in the Bank, the Company currently conducts no other significant business activities.

The Bank operates nine branches and manages an investment portfolio through two subsidiaries. FCB Assets Holdings, Inc., a third subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1,045,531 for the three months ended March 31, 2005, an increase of 19.4% over the $875,807 for the same period in 2004. Diluted net income per share was $0.30 for the three months ended March 31, 2005 compared to $0.25 reported for the three months ended March 31, 2004. All prior year share information has been restated for the effect of a 5% stock dividend declared on December 17, 2004 and paid on January 31, 2005 to shareholders of record on January 18, 2005, and the Company’s two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

Key performance ratios continued to improve in the three months ended March 31, 2005 as compared to the corresponding prior year period. Return on average assets and return on average equity were 1.27% and 15.8%, respectively, for the three months ended March 31, 2005, compared to 1.21% and 14.68%, respectively, for the corresponding prior year period.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the first quarter of 2005. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004 and held two meetings in the first quarter of 2005. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings in 2004 and in each of the two meetings in 2005. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 42 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulting in a 28 basis point increase to the Company’s net interest margin. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the next few months and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 85.1% of the Company’s net revenues for the three-month period ended March 31, 2005 and 85.2% of net revenues for the three-month period ended March 31, 2004. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for the three month periods ended March 31, 2005 and 2004, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	Three months ended March 31, 2005			Three months ended March 31, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$873,811	$5,214	2.42%	$2,596,661	$6,211	0.96%
Securities:
Collateralized Mortgage Obligations/
Mortgage Backed Securities	80,003,438	748,259	3.74%	84,564,653	813,514	3.85%
States and Political Subdivisions	17,123,571	229,949	5.37%	8,875,453	124,319	5.60%

Total	97,127,009	978,208	4.03%	93,440,106	937,833	4.01%

Loan Portfolio:
Commercial	33,696,372	592,970	7.14%	27,917,525	541,850	7.78%
Installment	2,288,152	48,041	8.51%	5,284,206	101,141	7.68%
Commercial Mortgages	54,991,486	939,639	6.93%	53,005,191	959,621	7.26%
Construction Wholesale	83,460,274	1,367,074	6.64%	56,119,098	691,370	4.94%
Residential Mortgages	9,615,717	145,230	6.13%	8,605,523	185,525	8.65%
Construction Retail	5,926,870	98,805	6.76%	5,381,127	76,653	5.71%
Home Equity	13,226,758	190,893	5.85%	8,385,086	97,633	4.67%
SBA Loans	4,929,217	93,071	7.66%	1,769,253	28,107	6.37%
All Other Loans	8,881,296	436,215	19.92%	12,491,989	402,698	12.96%

Total	217,016,142	3,911,938	7.31%	178,958,998	3,084,598	6.91%

Total Interest-Earning Assets	315,016,962	4,895,359	6.30%	274,995,765	4,028,642	5.88%

Allowance for Loan Losses	(2,045,169)			(1,824,435)
Cash and Due From Bank	8,390,866			7,107,225
Other Assets	11,546,526			9,986,198

Total Assets	$332,909,185			290,264,753

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$109,285,655	$313,403	1.16%	$83,086,862	$187,085	0.90%
Savings Accounts	25,588,967	34,469	0.55%	26,418,860	33,766	0.51%
Certificates of Deposit	75,947,198	520,178	2.78%	72,913,970	454,628	2.50%
Certificates of Deposit of $100,000
and Over	12,088,531	85,140	2.86%	11,730,726	71,848	2.46%
Federal Funds Purchased/Other
Borrowed Funds	23,180,000	251,926	4.41%	19,330,958	223,724	4.64%
Redeemable Subordinated Debentures	5,000,000	75,000	6.00%	5,000,000	62,183	4.97%

Total Interest-Bearing Liabilities	251,090,351	1,280,116	2.07%	218,481,376	1,033,234	1.90%

Net Interest Spread			4.23%			3.98%

Demand Deposits	52,599,650			45,436,807
Other Liabilities	2,417,331			2,351,948

Total Liabilities	306,107,332			266,270,131
Shareholders' Equity	26,801,853			23,994,622

Total Liabilities and Shareholders'
Equity	332,909,185			290,264,753

Net Interest Margin		$3,615,243	4.65%		$2,995,407	4.37%

The Company’s net interest income increased by $585,578, or 19.8%, to $3,540,666 for the three months ended March 31, 2004 from the $2,955,088 reported for the three months ended March 31, 2004.

Average interest earning assets increased by $40,021,197, or 14.6%, to $315,016,962 for the quarter ended March 31, 2005 from $274,995,765 for the quarter ended March 31, 2004, with increases in 2005 of $38,057,114 in loans and $3,686,903 in investment securities compared to 2004. Led by construction loans and commercial loans, the Bank’s average loan portfolio grew by 21.3% and loan yields averaged 7.31% for the first quarter of 2005, increasing 40 basis points over the 6.91% yield for the first quarter of 2004. The Bank’s average investment securities portfolio grew by 3.9% and the yield on that portfolio increased by 2 basis points for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Overall, the yield on interest earning assets increased 42 basis points to 6.30% for the quarter ended March 31, 2005 compared to 5.88% for the quarter ended March 31, 2004.

Average interest bearing liabilities increased by $32,608,975, or 14.9%, to $251,090,351 for the quarter ended March 31, 2005 from $218,481,376 for the quarter ended March 31, 2004. Money market and NOW accounts increased on average by $26,198,793 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, contributing to the funding of loan portfolio growth. The cost of these deposits increased 26 basis points to 1.16% for the first quarter of 2005 compared to 0.90% for the first quarter of 2004. Overall, the cost of total interest bearing liabilities increased 17 basis points to 2.07% for the three months ended March 31, 2005 compared to 1.90% for the three months ended March 31, 2004.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 4.65% for the first three months of 2005 compared to 4.37% for the first three months of 2004.

Provision for Loan Losses

For each of the three months ended March 31, 2005 and March 31, 2004, the provision for loan losses was $60,000. The amount of the loan loss provisions and the level of the allowance for loan losses are critical accounting polices of the Company and are based upon a number of factors including management’s evaluation of potential losses in the portfolio after consideration of appraised collateral values, financial conditions and past credit history of the borrowers as well as prevailing economic conditions in the Company’s marketplace.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2005 was $621,802, an increase of $109,843, or 21.5%, over non-interest income of $511,959 for the three months ended March 31, 2004. Service charges on deposit accounts amounted to $158,860 for the three months ended March 31, 2005 compared to $126,632 for the three months ended March 31, 2004. In early 2005, the Bank performed a comparative study of competitors’ service charges throughout its marketplace and, based on the study’s findings, increased the service charge components and structure to be more consistent with those competitors. This comparative study of fees and charges has also resulted in the current period increase in other income to $106,865 for the three months ended March 31, 2005 compared to $63,641 for the three months ended March 31, 2004. Included in this component are fees assessed for ATM usage, wire transfer execution, lock box services and other branch network services.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2005 was $2,570,209, an increase of $450,297, or 21.2%, compared to non-interest expense of $2,119,912 for the three months ended March 31, 2004.

During the second half of 2004, the Company increased the number of branch offices in its target markets and introduced its products and services to an expanded geographic region. During June 2004, new branch offices opened in Jamesburg (Middlesex County) and West Windsor (Mercer County), New Jersey. In August 2004, the Perth Amboy (Middlesex County), New Jersey branch office was relocated to its expanded permanent location. This expansion program has resulted in significant incremental non-interest expenses as a result of branch leases, facilities maintenance and personnel staffing.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2005 and 2004. The branch expansion in late 2004 accounts for essentially all of the increase in first quarter 2005 expense compared with the first quarter of 2004.

Non-interest Expenses
	Three months ended March 31,
	2005	2004

Salaries and employee benefits	$1,353,996	$1,193,865
Occupancy expenses	350,215	245,856
Equipment expense	118,205	114,098
Marketing	88,060	59,843
Computer services	144,179	145,968
Regulatory, professional and other fees	210,868	116,099
Office expense	93,869	90,515
All other expenses	210,817	153,668

	$2,570,209	$2,119,912

Financial Condition

March 31, 2005 Compared with December 31, 2004

Total consolidated assets at March 31, 2004 totaled $334,242,123, decreasing modestly by 0.47% from $335,830,440 at December 31, 2004.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2005 totaled $7,619,522 compared to $7,924,409 at December 31, 2004. Cash and cash equivalents at March 31, 2005 consisted of cash and due from banks of $6,288,268 and Federal funds sold/short term investments of $1,331,254. The corresponding balances at December 31, 2004 were $7,898,395 and $26,014, respectively.

Investment Securities

Investment Securities represented 28.8% of total assets at March 31, 2005 and 29.1% at December 31, 2004. Total securities decreased $1,494,471, or 1.5%, at March 31, 2005 to $96,261,315 from $97,755,786 at December 31, 2004.

Investment Securities available for sale totaled $79,979,541 at March 31, 2005, a decrease of $5,609,108, or 6.6%, from $85,588,649 at December 31, 2004. During the first three months of 2005, $4,436,471 of securities available for sale matured (predominantly U.S. government agency securities) and, among other uses, assisted in funding the growth in the loan portfolio.

Investment Securities held to maturity totaled $16,281,774 at March 31, 2005, an increase of $4,114,637, or 33.8%, from $12,167,137 at December 31, 2004.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2005 and December 31, 2004.

Loan Portfolio Composition	March 31, 2005		December 31, 2004
		%		%
Component	Amount	of total	Amount	of total

Construction loans	$90,632,152	42.4%	$88,027,024	41.8%
Residential real estate loans	9,520,391	4.4%	9,815,366	4.7%
Commercial and industrial loans	97,780,548	45.7%	96,021,077	45.6%
Loans to individuals	15,267,807	7.1%	16,002,619	7.6%
Lease financing	60,935	0.0%	74,543	0.0%
All other loans	691,919	0.3%	712,534	0.3%

	$213,953,752	100.0%	$210,653,163	100.0%

The loan portfolio increased $3,300,701, or 1.6%, at March 31, 2005 to $213,953,752 from $210,653,051 at December 31, 2004. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Nonaccrual loans amounted to $1,118,008 at March 31, 2005, compared to $1,049,411 at December 31, 2004. As the table demonstrates, despite the amount of non-performing assets at March 31, 2005, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31	December 31
	2005	2004

Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$68,130
Non-accrual loans	1,118,008	1,049,411

Total non-performing loans	1,118,008	1,112,541
Other real estate owned	0	0

Total non-performing assets	$1,118,008	$1,112,541

Non-performing loans to total loans	0.52%	0.50%
Non-performing assets to total assets	0.33%	0.33%

The Company had no restructured loans at March 31, 2005 and December 31, 2004. Impaired loans totaled $1,118,008 at March 31, 2005 and $1,049,411 at December 31, 2004.

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

The allowance for loan losses amounted to $2,065,169 at March 31, 2005, an increase of $60,000 from December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.97% at March 31, 2005 and 0.91% at December 31, 2004, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	March 31,	March 31,
	2005	2004

Balance, beginning of period	$2,005,169	$1,786,632
Provision charged to operating expenses	60,000	60,000
Loans charged off	0	0
Recoveries	0	0

Net (charge offs) / recoveries	0	0

Balance, end of period	$2,065,169	$1,846,632

Loans:
At period end	$213,953,752	$169,552,730
Average during the period	217,016,142	178,958,998
Net charge offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to:
Total loans at period end	0.97%	1.09%
Non-performing loans	184.72%	559.26%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $951,184, or 0.3%, to $275,935,849 at March 31, 2005 from $276,887,033 at December 31, 2004. This decrease in total deposits was primarily the result of a $773,241 decrease in interest bearing deposits to $225,319,211, as management believes that depositors with maturing time deposits migrated from the Company in searching for higher rates during the current period of economic volatility.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at March 31, 2005 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchases of $8,300,000. The balance of other borrowings at December 31, 2004 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2005 totaled $26,945,524, an increase of $155,140, or 0.6%, from $26,790,384 at December 31, 2004. Book value per common share rose to $8.14 at March 31, 2005 from $8.11 at December 31, 2004.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $875,807 less the combined effects of stock buybacks and the increase in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the first quarter ended March 31, 2005 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios
	Amount	Ratio

As of March 31, 2005 -
Total capital to risk weighted assets	$34,796,498	13.94%
Tier 1 capital to risk weighted assets	32,731,329	13.11%
Tier 1 capital to average assets	32,731,329	9.83%

As of December 31, 2004 -
Total capital to risk weighted assets	$33,898,932	13.99%
Tier 1 capital to risk weighted assets	31,893,763	13.17%
Tier 1 capital to average assets	31,893,763	10.16%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2005 the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2005, the balance of cash and cash equivalents was $7,619,522.

Net cash provided by operating activities totaled $5,300,992 in the three months ended March 31, 2005 compared to $9,724,767 in the three months ended March 31, 2004. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale. During 2005, a lower volume of originations of loans held for sale required less cash be used in this operating activity.

Net cash used in investing activities totaled $3,046,732 in the three months ended March 31, 2005 compared to $12,111,051 used in investing activities in the three months ended March 31, 2004. The current period amount was the result of a lower volume of securities purchases for the three months ended March 31, 2005.

Net cash used in financing activities amounted to $2,559,147 in the three months ended March 31, 2005 compared to $1,535,177 used in financing activities in the three months ended March 31, 2004. The current period amount resulted primarily from a decrease in deposits combined with a decrease in other borrowings during the three months period ended March 31, 2005 compared to the corresponding prior year period.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2005, maturities and prepayments of investment securities totaled $4,486,878. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company’s spread by attracting lower-cost retail deposits.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2005 and December 31, 2004, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2005 and December 31, 2004.

Market Risk Analysis
March 31, 2005

Change in Interest Rates	Flat	-200bp		+200bp

Economic Value of Portfolio Equity	$40,651,000	$38,316,000		$38,510,000
Change		(2,335,000)		(2,142,000)
Change as a Percentage of Assets		(-0.70%	)	(-0.64%	)

December 31, 2004

Change in Interest Rates	Flat	-200bp		+200bp

Economic Value of Portfolio Equity	$38,221,000	$34,681,000		$35,641,000
Change		(3,540,000)		(2,580,000)
Change as a Percentage of Assets		(-1.05%	)	(-0.77%	)

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

PART II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2000, the Board of Directors authorized a stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. The following table discloses repurchases of Company shares made during the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities (1)
					Maximum
					Number of
				Total Number of	Shares That
		Total		Shares Purchased	May Yet be
		Number	Average	As Part of Publicly	Purchased
		of Shares	Price Paid	Announced Plan or	Under the Plan
Period		Purchased	Per Share	Program	or Program

Beginning	Ending

January 1, 2005	January 31, 2005		$17.09	182	65,828
February 1, 2005	February 29, 2005		$20.34	4,000	61,828
March 1, 2005	March 31, 2005		$19.98	11,000	50,328

	Total		$20.04	15,682

________________

(1)	The stock repurchase program, which was announced on March 12, 2001, covers a maximum of 140,290 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on December 31, 2000. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase under the program.

Item 6.	Exhibits.

	3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the
SEC on March 24, 2005)

	3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii)
to the Company’s Form 10-QSB filed with the SEC on May 14,
2003)

	10.16		Employment Agreement between the Company and Robert F.
Mangano dated February 22, 2005 (incorporated by reference
to Exhibit No. 10.16 to the Company's Form 8-K filed with the
SEC on February 24, 2005)

	31.1	*	Certification of Robert F. Mangano, chief executive officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, chief financial officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, chief executive officer of the Company, and Joseph M. Reardon, chief financial officer of the Company

	*	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: May 16, 2005	By:	/s/ ROBERT F. MANGANO

Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2005	By:	/s/ JOSEPH M. REARDON

Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)