Form 10-Q
period 2005-06-30
1ST CONSTITUTION BANCORP
filed 2005-08-08
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

            As of August 3, 2005, there were 3,267,291 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX
			Page
PART I.		FINANCIAL INFORMATION

Item	1.	Financial Statements	1

		Consolidated Balance Sheets
		as of June 30, 2005 (unaudited)
		and December 31, 2004	1

		Consolidated Statements of Income
		for the Three Months and Six Months Ended
		June 30, 2005 (unaudited) and June 30, 2004 (unaudited)	2

		Consolidated Statements of Cash Flows
		for the Six Months Ended
		June 30, 2005 (unaudited) and June 30, 2004 (unaudited)	3

		Notes to Consolidated Financial Statements (unaudited)	4

Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	8

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item	4.	Controls and Procedures	24

PART II		OTHER INFORMATION

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item	4.	Submission of Matters to a Vote of Security Holders	27

Item	6.	Exhibits	28

SIGNATURES			29

     PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$8,617,915	$7,898,395
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	3,427,367	26,014

Total cash and cash equivalents	12,045,282	7,924,409

INVESTMENT SECURITIES:
Available for sale, at fair value	73,227,363	85,588,649
Held to maturity (fair value of $16,321,591 and $12,292,250 in 2005 and 2004, respectively)	16,225,433	12,167,137

Total investment securities	89,452,796	97,755,786

LOANS HELD FOR SALE	10,428,648	9,927,881
LOANS	225,802,570	210,653,051
Less- Allowance for loan losses	(2,190,736)	(2,005,169)

Net loans	223,611,834	208,647,882

PREMISES AND EQUIPMENT, net	2,204,602	2,324,219
ACCRUED INTEREST RECEIVABLE	1,574,312	1,444,493
BANK OWNED LIFE INSURANCE	6,765,112	6,643,502
OTHER ASSETS	1,046,391	1,162,268

Total assets	$347,128,977	$335,830,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$60,552,017	$50,794,581
Interest bearing	218,299,949	226,092,452

Total deposits	278,851,966	276,887,033
OTHER BORROWINGS	32,800,000	25,200,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	1,130,168	982,020
ACCRUED EXPENSES AND OTHER LIABILITIES	1,589,313	816,003

Total liabilities	319,526,447	309,040,056

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,324,578 shares issued and
3,260,340 and 3,311,621 outstanding as of June 30, 2005 and December 31, 2004,
respectively	22,324,472	22,255,402
Retained earnings	6,902,163	4,725,257
Treasury Stock, shares at cost (64,238 shares at June 30, 2005 and 5,199 shares at
December 31, 2004, respectively)	(1,271,424)	(86,896)
Accumulated other comprehensive loss	(352,681)	(103,379)

Total shareholders’ equity	27,602,530	26,790,384

Total liabilities and shareholders’ equity	$347,128,977	$335,830,440

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2005	2004	2005	2004

Interest and fees on loans	$4,126,583	$3,172,033	$8,038,521	$6,256,631
Interest on securities
Taxable	734,494	787,495	1,482,753	1,601,009
Tax-exempt	168,304	83,652	323,675	167,651
Interest on Federal funds sold and
short-term investments	6,926	646	12,140	6,857

Total interest income	5,036,307	4,043,826	9,857,089	8,032,148

INTEREST EXPENSE
Interest on deposits	968,462	760,851	1,921,652	1,508,178
Interest on securities sold under	351,863	245,472	603,789	469,196
agreement to repurchase and other borrowed funds
Interest on redeemable subordinated debentures	85,269	63,454	160,269	125,637

Total interest expense	1,405,594	1,069,777	2,685,710	2,103,011

Net interest income	3,630,713	2,974,049	7,171,379	5,929,137
Provision for loan losses	135,000	60,000	195,000	120,000

Net interest income after provision for loan losses	3,495,713	2,914,049	6,976,379	5,809,137

NON-INTEREST INCOME
Service charges on deposit accounts	170,385	121,514	329,245	248,146
Gain on sale of loans held for sale	460,303	443,477	750,266	609,322
Income on bank-owned life insurance	55,496	59,250	121,610	118,500
Other income	123,430	70,114	230,295	133,755

Total other income	809,614	694,355	1,431,416	1,109,723

NON-INTEREST EXPENSE
Salaries and employee benefits	1,412,547	1,315,901	2,766,543	2,413,175
Occupancy expense	221,681	238,071	690,101	483,927
Other operating expenses	987,301	682,120	1,735,094	1,362,311

Total other expense	2,621,529	2,236,092	5,191,738	4,259,413

Income before income taxes	1,683,798	1,372,312	3,216,057	2,659,447
Income taxes	552,424	441,611	1,039,152	852,939

Net income	$1,131,374	$930,701	$2,176,905	$1,806,508

NET INCOME PER SHARE
Basic	$0.34	$0.29	$0.66	$0.55
Diluted	$0.33	$0.27	$0.63	$0.52

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)
	Six months ended June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$2,176,905	$1,806,508
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	195,000	120,000
Depreciation and amortization	257,556	157,543
Net amortization on securities	81,640	222,294
Gain on sale of loans held for sale	(750,266)	(609,322)
Originations of loans held for sale	(29,439,737)	(40,000,337)
Proceeds from sales of loans held for sale	29,689,236	41,013,235
Increase in accrued interest receivable	(129,819)	(119,669)
Income on Bank-owned life insurance	(121,610)	(118,500)
Decrease (increase) in other assets	278,644	(195,051)
Increase in accrued interest payable	148,148	35,688
Increase in accrued expenses and other liabilities	773,310	41,576

Net cash provided by operating activities	3,159,007	3,353,965

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	0	(28,454,928)
Held to maturity	(4,169,000)	0
Proceeds from maturities and prepayments of securities -
Available for sale	11,875,495	14,112,721
Held to maturity	102,787	227,200
Net increase in loans	(15,158,952)	(25,153,364)
Capital expenditures	(137,939)	(623,963)

Net cash used in investing activities	(7,487,609)	(39,892,334)

FINANCING ACTIVITIES:

Issuance of common stock, net	69,070	-
Purchase of treasury stock	(1,184,528)	(235,340)
Net increase in demand, savings and time deposits	1,964,933	7,645,500
Net increase in securities sold under agreements to repurchase	-	11,266
Net increase in other borrowings	7,600,000	23,700,000

Net cash provided by financing activities	8,449,475	31,121,426

Increase (decrease) in cash and cash equivalents	4,120,873	(6,416,843)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,924,409	14,702,886

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$12,045,282	$8,286,043

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,537,562	$2,067,323
Income taxes	$590,000	$1,161,112

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2005 (Unaudited)

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

	Three Months Ended June 30, 2005

		Weighted-
		average	Per share
	Income	shares	amount

Basic EPS
Net income available to common stockholders	$1,131,373	3,304,845	$0.34

Effect of dilutive securities
Options and Grants	-	132,953	(0.01)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,131,373	3,437,798	$0.33

All options have been included in the computation of diluted earnings per share.

	Three Months Ended June 30, 2004

		Weighted-
		average	Per share
	Income	shares	Amount

Basic EPS
Net income available to common stockholders	$930,701	3,279,553	$0.29

Effect of dilutive securities
Options and Grants	-	168,823	(0.02)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$930,701	3,448,376	$0.27

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2005

		Weighted-
		average	Per share
	Income	shares	Amount

Basic EPS
Net income available to common stockholders	$2,176,904	3,307,451	$0.66

Effect of dilutive securities
Options and Grants	-	134,076	(0.03)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$2,176,904	3,441,527	$0.63

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2004

		Weighted-
		average	Per share
	Income	shares	Amount

Basic EPS
Net income available to common stockholders	$1,806,508	3,282,898	$0.55

Effect of dilutive securities
Options and Grants	-	169,848	(0.03)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,806,508	3,452,746	$0.52

All options have been included in the computation of diluted earnings per share.

(3) Stock-Based Compensation

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

	Three months ended June 30,

	2005	2004

Net income -
As reported	$1,131,373	$930,701
Deduct: Stock-based employee compensation
determined under fair value based method for
stock options, net of related tax effects	(6,385)	(6,357)

Pro forma	$1,124,988	$924,344

Net income per share -
As reported -
Basic	$0.34	$0.29
Diluted	$0.33	$0.27
Pro forma -
Basic	$0.34	$0.28
Diluted	$0.33	$0.27

	Six months ended June 30,

	2005	2004

Net income -
As reported	$2,176,904	$1,806,508
Deduct: Stock-based employee compensation
determined under fair value based method for
stock options, net of related tax effects	(12,770)	(12,714)

Pro forma	$2,164,134	$1,793,794

Net income per share -
As reported -
Basic	$0.66	$0.55
Diluted	$0.63	$0.52
Pro forma -
Basic	$0.65	$0.55
Diluted	$0.63	$0.52

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

(4) Variable Interest Entities

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

(5) Segment Information

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

Substantially all of the Company’s business is conducted through its banking subsidiary and involves the delivery of loan and deposit products to customers. The Company makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the only operating segment for financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

The following discussion of the operating results and financial condition at June 30, 2005 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2004, as filed with the SEC on March 24, 2005.

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

The Trust, an unconsolidated subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share. Management is evaluating Statement 123(R) and has not yet determined its full impact on the consolidated financial statements of the Company.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

On June 29, 2005, the FASB directed its Staff to issue proposed Staff Position No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," which provides implementation guidance on matters such as impairment evaluations for declines in fair value caused by increases in interest rates and/or sector spreads, as final. The final Staff Position, to be retitled Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or FSP No. 115-1, will supersede Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and is expected to be issued in August 2005. FSP No. 115-1 will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary guidance and will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP No. 115-1 is to be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. We do not expect the final issuance of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and June 30, 2004

Summary

The Company realized net income of $1,131,374 for the three months ended June 30, 2005, an increase of 21.6% from the $930,701 reported for the three months ended June 30, 2004. Diluted net income per share was $0.33 for the three months ended June 30, 2005 compared to $0.27 per diluted share for the three months ended June 30, 2004.

Key performance ratios continued to improve for 2005. Return on average assets and return on average equity were 1.34% and 16.75% for the three months ended June 30, 2005 compared to 1.23% and 15.55%, respectively, for the three months ended June 30, 2004.

All prior year share information has been restated for the effect of a 5% stock dividend declared on December 17, 2004 and paid on January 31, 2005 to shareholders of record on January 18, 2005, and the Company’s two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the second quarter of 2005. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004 and held four meetings in the first and second quarters of 2005. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings in 2004 and in each of the four meetings in 2005. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 60 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulting in a 38 basis point increase to the Company’s net interest margin. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the next few months and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2005 was $5,036,307, increasing by 24.5% from the $4,043,826 reported in the three months ended June 30, 2004. This is primarily attributable to the rising interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2005. For the three months ended June 30, 2005, average interest earning assets increased $30,704,459 or 10.7%, to $318,965,663 compared to $288,261,204 for the three months ended June 30, 2004. The increase in interest income resulting from increases in earning asset volume was complemented by an increase in the average yield earned on these assets. For the three months ended June 30, 2005, the average yield on earning assets increased 73 basis points to 6.43% from 5.70% for the three months ended June 30, 2004.

Interest Expense

Interest expense for the three months ended June 30, 2005 was $1,405,594, an increase of $335,817 from $1,069,777 reported for the three months ended June 30, 2004. Total average interest bearing liabilities increased by $20,614,502 to $251,014,803 for the three months ended June 30, 2005 from $230,400,301 for the three months ended June 30, 2004. The average cost of interest bearing liabilities increased 38 basis points to 2.25% for the three months ended June 30, 2005 from 1.87% for the three months ended June 30, 2004, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended June 30, 2005 was $3,630,713, an increase of 22.1% from the $2,974,049 reported for June 30, 2004. The net interest margin, on a fully taxable equivalent basis, increased 46 basis points to 4.67% for the three months ended June 30, 2005 from 4.21% for the three months ended June 30, 2004. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising current rate environment, combined with a lower level of net amortization of premiums on mortgage-backed investment securities. Net amortization expense decreased to $35,025 for the three months ended June 30, 2005 versus $103,375 for the three months ended June 30, 2004.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $136,000 for the three months ended June 30, 2005 and $60,000 for the three months ended June 30, 2004.

Non-Interest Income

Total non-interest income increased $115,259, or 16.6%, to $809,614 for the three months ended June 30, 2005 from $694,355 for the three months ended June 30, 2004. Service charges on deposit accounts amounted to $170,385 for the three months ended June 30, 2005 compared to $121,514 for the three months ended June 30, 2004. In early 2005, the Bank performed a comparative study of competitors’ service charges throughout its marketplace and, based on the study’s findings, increased the service charge components and structured it to be more consistent with those competitors. This comparative study of fees and charges has also resulted in the current period increase in other income to $123,430 for the three months ended June 30, 2005 compared to $70,114 for the three months ended June 30, 2004. Included in this component are fees assessed for ATM usage, wire transfer execution, lock box services and other branch network services.

Non-Interest Expense

Non-interest expense increased $385,437, or 17.2%, to $2,621,529 for the three months ended June 30, 2005, from $2,236,092 for the three months ended June 30, 2004. Salaries and employee benefits increased $96,646 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to (a) increased branch staffing levels as a result of the opening of two new branches during the latter half of 2004 plus (b) normal employee salary increases. Other expenses increased $305,181, primarily as a result of costs related to making these new branches operational.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio for the quarter ended June 30, 2005 was 59.1% compared to 61.0% for the quarter ended June 30, 2004.

Six Months Ended June 30, 2005 and June 30, 2004

Summary

The Company realized net income of $2,176,905 for the six months ended June 30, 2005, an increase of $307,397, or 20.5%, over the $1,806,508 realized for the six months ended June 30, 2004. Net income per diluted share was $0.63 for the six months ended June 30, 2005 compared to $0.52 per diluted share for the six months ended June 30, 2004.

Key performance ratios continued to improve during the six months ended June 30, 2005. Return on average assets and return on average equity were 1.31% and 16.24%, respectively, for the six months ended June 30, 2005 compared to 1.22% and 15.23%, respectively, for the six months ended June 30, 2004.

Earnings Analysis

Interest Income

For six months ended June 30, 2005, total interest income was $9,857,089, an increase of $1,824,941 or 22.7%, compared to total interest income of $8,032,148 for the six months ended June 30, 2004. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2005 and 2004.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$822,842	$12,140	2.98%	$1,470,637	$6,857	0.94%
Securities:
Collateralized Mortgage Obligations/
Mortgage Backed Securities	78,188,981	1,482,753	3.79%	86,413,399	1,601,009	3.71%
States and Political Subdivisions	18,342,690	479,038	5.22%	8,798,030	248,124	5.64%

Total	96,531,671	1,961,791	4.88%	95,211,429	1,849,133	3.88%

Loan Portfolio:
Commercial	34,715,326	1,233,274	7.16%	27,476,059	1,065,942	7.78%
Installment	2,378,152	99,508	8.44%	4,018,497	160,307	8.00%
Commercial Mortgages and
Construction Wholesale	140,446,826	4,843,739	6.95%	116,413,575	3,453,538	5.95%
Residential Mortgages and
Construction Retail	14,368,887	465,815	6.54%	26,517,639	611,300	4.62%
All Other Loans	27,737,793	1,396,185	10.15%	10,662,621	965,545	10.90%

Total	219,646,984	8,038,521	7.38%	185,088,391	6,256,632	6.78%

Total Interest-Earning Assets	317,001,497	10,012,452	6.37%	281,770,457	8,112,622	5.77%

Allowance for Loan Losses	(2,089,823)			(1,855,314)
Cash and Due From Bank	8,589,865			7,243,985
Other Assets	11,794,168			10,363,623

Total Assets	$335,295,707			$297,522,751

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$103,936,299	$588,311	1.14%	$84,886,100	$383,258	0.91%
Savings Accounts	25,683,040	89,925	0.71%	26,959,284	69,622	0.52%
Certificates of Deposit	75,583,738	1,061,988	2.83%	73,205,894	923,469	2.53%
Certificates of Deposit of $100,000 and Over	12,256,921	181,428	2.98%	10,760,904	131,829	2.46%
Federal Funds Purchased/Other Borrowed Funds	28,435,260	603,789	4.26%	23,627,392	469,197	3.98%
Redeemable Subordinated Debentures	5,155,000	160,269	6.41%	5,155,000	125,637	5.03%

Total Interest-Bearing Liabilities	251,050,258	2,685,710	2.16%	224,594,574	2,103,012	1.88%

Net Interest Spread			4.21%			3.89%

Demand Deposits	54,459,629			46,517,113
Other Liabilities	2,759,437			2,433,112

Total Liabilities	308,269,324			273,544,799
Shareholders' Equity	27,026,383			23,977,952

Total Liabilities and Shareholders' Equity	335,295,707			297,522,751

Net Interest Margin		$6,326,742	4.66%		$6,009,610	4.28%

The current year increase in interest income resulted from higher average balances in the securities and loan portfolios combined with higher average yields earned on the loan portfolio. Net amortization of premiums on mortgage-backed investment securities decreased to $81,640 for the six months ended June 30, 2005 compared to $222,294 for the six months ended June 30, 2004. Average loans increased $34,558,593, or 18.7%, to $219,646,984 for the six months ended June 30, 2005 from $185,088,391 for the six months ended June 30, 2004, while the yield on the portfolio increased 60 basis points to 7.38% for the six months ended June 30, 2005 from 6.78% for the six months ended June 30, 2004. The higher loan yield reflected the higher interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2005.

Average securities increased $1,320,242, or 1.4%, from $95,211,429 for the six months ended June 30, 2004 to $96,531,671 for the six months ended June 30, 2005, while the yield on the securities portfolio increased 100 basis points to 4.88% for the six months ended June 30, 2005 from 3.88% for the six months ended June 30, 2004.

Overall, the yield on the Company’s total interest-earning assets increased 60 basis points to 6.37% for the six months ended June 30, 2005 from 5.77% for the six months ended June 30, 2004.

Interest Expense

Total interest expense for the six months ended June 30, 2005 was $2,685,710, an increase of $582,699, or 27.7%, compared to $2,103,011 for the six months ended June 30, 2004. The increase in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at higher market interest rate levels. The average rate paid on interest bearing liabilities for the six months ended June 30, 2005 increased 28 basis points to 2.16% from 1.88% for the six months ended June 30, 2004.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2005 was $7,171,379, an increase of $1,242,242, or 21.0%, compared to $5,929,137 for the six months ended June 30, 2004. The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.66% for the six months ended June 30, 2005 compared to 4.28% for the six months ended June 30, 2004.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $195,000 for the six months ended June 30, 2005 and $120,000 for the six months ended June 30, 2004.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2005 was $1,431,416, an increase of $321,693, or 29.0%, from non-interest income of $1,109,723 for the six months ended June 30, 2004.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2005 was $750,266 compared to $609,322 for the six months ended June 30, 2004. The current interest rate environment in 2005, with a continued lower level of long term market notes, has greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $329,245 for the six months ended June 30, 2005 compared to $248,146 for the six months ended June 30, 2004. Service charge income increased in 2005 principally due to management’s actions to restructure service charges and fees based on the results of a comparative study of market fees performed in early 2005. This also resulted in an increase in the other income component of non-interest income to $230,295 for the six months ended June 30, 2005 compared to $133,755 for the six months ended June 30, 2004.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $121,610 for the six months ended June 30, 2005, compared to $118,500 for the six months ended June 30, 2004. In 2001, the Company purchased $6.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2005 was $5,191,738, an increase of $932,325, or 21.9%, compared to non-interest expense of $4,259,413 for the six months ended June 30, 2004.

The following table presents the major components of non-interest expense for the six months ended June 30, 2005 and 2004.

Non-interest Expenses
	Six months ended June 30,
	2005	2004

Salaries and employee benefits	$2,766,543	$2,413,175
Occupancy expense	690,101	483,927
Equipment expense	240,119	226,865
Marketing	170,122	132,808
Computer services	302,401	288,227
Regulatory, professional and other fees	480,445	290,472
Office expense	200,878	204,668
All other expenses	341,129	219,271

	$5,191,738	$4,259,413

Salaries and employee benefits increased $353,368 to $2,766,543 for the six months ended June 30, 2005 compared to $2,413,175 for the six months ended June 30, 2004. This increase reflects the increase in staffing levels due to the opening of new branches during the latter half of 2004 plus normal employee salary increases.

The Company’s efficiency ratio decreased modestly to 60.3% for the six months ended June 30, 2005 compared to a ratio of 60.5% for the six months ended June 30, 2004.

Financial Condition

June 30, 2005 Compared with December 31, 2004

Total consolidated assets at June 30, 2005 amounted to $347,128,977, an increase of $11,298,537, or 3.4%, compared to $335,830,440 at December 31, 2004. The growth in the Company’s asset base was primarily due to increases in the loan and securities portfolios.

The following discussion addresses the major components of the Company’s balance sheet.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2005 totaled $12,045,282 compared to $7,924,409 at December 31, 2004. Cash and cash equivalents at June 30, 2005 consisted of cash and due from banks of $8,617,282 and Federal funds sold/short term investments of $3,427,367. The corresponding balances at December 31, 2004 were $7,898,395 and $26,014, respectively. The balance of cash and cash equivalents at June 30, 2005 increased primarily due to an end-of-month inflow of non-interest bearing deposits.

Investment Securities

Securities represented 25.8% of total assets at June 30, 2004 and 29.1% at December 31, 2004. Total securities decreased $8,302,990, or 8.5%, at June 30, 2005 to $89,452,796 compared to $97,775,786 at December 31, 2004.

Securities available for sale totaled $73,227,363 at June 30, 2005, a decrease of $12,361,286, or 14.4% from December 31, 2004. During the six months ended June 30, 2005, $4,169,000 of securities held to maturity were purchased and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Securities held to maturity totaled $16,225,433 at June 30, 2005, an increase of $4,058,296, or 33.4%, from December 31, 2004.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2005 and December 31, 2004.

Loan Portfolio Composition	June 30, 2005		December 31, 2004
		%		%
Component	Amount	of total	Amount	of total

Construction loans	$94,736,172	42.0%	$88,027,024	41.8%
Residential real estate loans	8,877,777	3.9%	9,815,366	4.7%
Commercial and industrial loans	105,249,850	46.6%	96,021,077	45.6%
Loans to individuals	16,143,486	7.1%	16,002,619	7.6%
Lease financing	35,499	0.0%	74,543	0.0%
All other loans	759,786	0.3%	712,422	0.3%

	$225,802,570	100.0%	$210,653,051	100.0%

The loan portfolio increased $15,149,519, or 7.2%, at June 30, 2005 to $225,802,570 from $210,653,051 at December 31, 2004. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Nonaccrual loans amounted to $1,200,649 at June 30, 2005, compared to $1,049,411 at December 31, 2004. As the table demonstrates, despite the amount of non-performing assets at June 30, 2005, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2005	2004

Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$63,130
Non-accrual loans	1,200,649	1,049,411

Total non-performing loans	1,200,649	1,112,541
Other real estate owned	0	0

Total non-performing assets	$1,200,649	$1,112,541

Non-performing loans to total loans	0.66%	0.50%
Non-performing assets to total assets	0.43%	0.33%

The Company had no restructured loans at June 30, 2005 and December 31, 2004. Impaired loans totaled $1,200,649 at June 30, 2005 and $1,049,411 at December 31, 2004.

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

Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment based on a credit risk rating for all loans, including real estate mortgages and consumer loans. Loans are risk rated based on internal reviews and evaluations performed by the lending staff. These evaluations consider a complete review of the following specific factors: financial conditions and past credit history of the borrowers and guarantors and appraised collateral values. These evaluations are, in turn, examined by the Company’s internal loan review specialist. A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications. The allowance methodology assigns reserves based upon credit risk ratings for all loans. The reserves are based upon various factors, including historical performance, and the current economic environment. Management continually reviews the process used to determine the adequacy of the allowance for loan losses. Allocations to the allowance for loan losses, both specific and general, are determined after this review.

The allowance for loan losses amounted to $2,190,736 at June 30, 2005, an increase of $185,567 from December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.97% at June 30, 2005 and 0.95% at December 31, 2004, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	June 30,	June 30,
	2005	2004

Balance, beginning of period	$2,005,169	$1,786,632

Provision charged to operating expenses	195,000	120,000

Loans charged off
Construction loans
Residential real estate loans
Commercial and commercial real estate	(10,182)
Loans to individuals
Lease financing
All other loans

	(10,182)	0

Recoveries
Construction loans
Residential real estate loans
Commercial and commercial real estate	749
Loans to individuals
Lease financing
All other loans

	749	0

Net (charge offs) / recoveries	(9,433)	0

Balance, end of period	$2,190,736	$1,906,632

Loans:
At year end	$225,802,570	$189,103,670
Average during the year	226,830,164	185,088,391
Net charge offs to average loans outstanding	0.00%	0.00%

Allowance for loan losses to:
Total loans at year end	0.97%	1.01%
Non-performing loans	182.46%	420.77%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $1,964,933, or 0.7%, to $278,851,966 at June 30, 2005 from $276,887,033 at December 31, 2004. This increase in total deposits was the net result of a $9,757,436 increase in non-interest bearing deposits to $60,552,017, and a $7,792,503 decrease in interest bearing deposits to $218,299,949.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans. The balance of other borrowings at June 30, 2005 consisted of fixed rate term FHLB borrowings of $23,500,000 and overnight funds purchased of $9,300,000. The balance of other borrowings at December 31, 2004 consisted of fixed rate term FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2005 totaled $27,602,530, an increase of $812,146, or 3.0%, from $26,790,384 at December 31, 2004. Book value per common share rose to $8.47 at June 30, 2005 from $7.31 at December 31, 2004.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $2,176,905 less the effect of stock buybacks and the increase in unrealized holding losses on securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

On March 12, 2001, the Company announced that the Board of Directors authorized a stock repurchase program allowing for the repurchase of a limited number of the Company’s common shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. The company completed its previous common stock repurchase program in July 2005. On July 21, 2005, the Board of Directors authorized a new common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on the date of the approval of the stock repurchase program. A table disclosing repurchases of Company shares made during the second quarter ended June 30, 2005 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios
	Amount	Ratio

As of June 30, 2005 -
Total capital to risk weighted assets	$35,145,946	13.75%
Tier 1 capital to risk weighted assets	32,955,210	12.89%
Tier 1 capital to average assets	32,955,210	9.76%

As of December 31, 2004 -
Total capital to risk weighted assets	$33,898,932	13.99%
Tier 1 capital to risk weighted assets	31,893,763	13.17%
Tier 1 capital to average assets	31,893,763	10.16%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0% . To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0% . At June 30, 2005, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2005, the balance of cash and cash equivalents was $12,045,282.

Net cash provided by operating activities totaled $3,159,007 in the six months ended June 30, 2005 compared to $3,353,965 in the six months ended June 30, 2004. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $7,487,609 in the six months ended June 30, 2005 compared to $39,892,334 used in investing activities in the six months ended June 30, 2004. The current period amount was the result of a lower volume of securities purchases and loan originations for the six months ended June 30, 2005.

Net cash provided by financing activities amounted to $8,449,475 in the six months ended June 30, 2005 compared to $31,121,426 provided by financing activities in the six months ended June 30, 2004. The amount for the six months ended June 30, 2005 resulted primarily from a higher level in FHLB borrowings combined with a lower level of deposit growth during this period compared to the six months ended June 30, 2004.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2005, maturities and prepayments of investment securities totaled $11,978,282. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At June 30, 2005 and December 31, 2004, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

June 30, 2005

Change in Interest Rates	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$41,813,000	$38,533,000	$39,993,000
Change		(3,280,000)$	($1,820,000)
Change as a Percentage of Assets		(-0.94%)	(-0.52%)

December 31, 2004

Change in Interest Rates	Flat	-200bp	+200bp

Economic Value of Portfolio Equity	$38,221,000	$34,681,000	$35,641,000
Change		(3,540,000)	(2,580,000)
Change as a Percentage of Assets		(-1.05%)	(-0.77%)

Item 4.	Controls and Procedures.

The Company’s chief executive officer and chief financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on

Form 10-Q. Based upon such evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 12, 2001, the Company announced that the Board of Directors authorized a stock repurchase program allowing for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2005.

	Issuer Purchases of Equity Securities (1)

					Maximum
				Total Number of	Number of
				Shares Purchased	Shares That
		Total		As Part of	May Yet be
		Number	Average	Publicly	Purchased
		of Shares	Price Paid	Announced Plan	Under the Plan
Period		Purchased	Per Share	or Program	or Program (2)

Beginning	Ending

April 1, 2005	April 30, 2005	992	$20.15	992	52,636
May 1, 2005	May 31, 2005	0	--	0	52,636
June 1, 2005	June 30, 2005	50,000	$17.75	50,000	2,636

	Total	50,992	$17.80	50,992	2,636

_________________

(1)	The common stock repurchase program covers a maximum of 140,290 shares of common stock of the Company, representing 5% of the outstanding common stock of the
Company on December 31, 2000. This common stock repurchase program was terminated in July 2005, subsequent to the period covered by this report.

(2)	Subsequent to the period covered by this report, on July 21, 2005, the Board of Directors authorized a new common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on the date of the approval of the stock repurchase program. The information in this column has not been adjusted to reflect the shares available under the new plan.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 19, 2005.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 3,034,922 shares of common stock of a total number of 3,324,578 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Robert F. Mangano was re-elected as a Class III director of the Company, with 3,021,468 shares votes cast for and 13,454 shares withheld. Directors whose term of office continued following the meeting were Frank E. Walsh, III, David C. Reed, William M. Rue, and Charles Crow, III.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve the adoption of 1ST Constitution Bancorp 2005 Equity Incentive Plan. The proposal was approved by the shareholders with 1,638,889 shares voting in favor of the proposal and 223,264 shares voting against the proposal. There were 1,158,281 abstentions and broker non-votes.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2005. The proposal was approved by the shareholders, with 3,017,554 shares voting in favor of the proposal, and 13,874 shares voting against the proposal. There were 3,494 abstentions and broker non-votes.

Item 6.	Exhibits

	3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

	3(ii)		Bylaws of the Company (incorporated by reference to Exhibit
3(ii) to the Company’s Form 10-QSB filed with the SEC on May
14, 2003)

	10.17		The 1st Constitution Bancorp 2005 Equity Incentive Plan
(incorporated by reference to Appendix A of the Company’s
definitive proxy statement filed with the SEC on April 15, 2005)

	10.18	*	Form of Restricted Stock Agreement under the 1st Constitution
Bancorp 2005 Equity Incentive Plan

	10.19	*	Form of Nonqualified Stock Option Agreement under the 1st
Constitution Bancorp 2005 Equity Incentive Plan

	10.20	*	Form of Incentive Stock Option Agreement under the 1st
Constitution Bancorp 2005 Equity Incentive Plan

	31.1	*	Certification of Robert F. Mangano, chief executive officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, chief financial officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted
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

1ST CONSTITUTION BANCORP

Date: August 8, 2005	By:	ROBERT F. MANGANO

Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	By:	JOSEPH M. REARDON

Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)