Form 10-Q
period 2005-09-30
1ST CONSTITUTION BANCORP
filed 2005-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(609) 655-4500

(Issuer's Telephone Number, Including Area Code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐ No ☒

As of November 3, 2005, there were 3,268,516 shares of the registrant's common stock, no par value, outstanding.

 PART I. FINANCIAL INFORMATION

Item 1.                 Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$8,796,819	$7,898,395
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	4,533,128	26,014
Total cash and cash equivalents	13,329,947	7,924,409
INVESTMENT SECURITIES:
Available for sale, at fair value	71,253,891	85,588,649
Held to maturity (fair value of $21,764,672 and $12,292,250 in 2005 and 2004,
respectively)	21,719,692	12,167,137
Total investment securities	92,973,583	97,755,786
LOANS HELD FOR SALE	11,851,931	9,927,881
LOANS	226,575,492	210,653,051
Less- Allowance for loan losses	(2,265,621)	(2,005,169)
Net loans	236,161,802	208,647,882
PREMISES AND EQUIPMENT, net	2,573,362	2,324,219
ACCRUED INTEREST RECEIVABLE	1,839,345	1,444,493
BANK OWNED LIFE INSURANCE	8,771,564	6,643,502
OTHER ASSETS	392,445	1,162,268
Total assets	$356,042,048	$335,830,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$58,347,516	$50,794,581
Interest bearing	236,505,427	226,092,452
Total deposits	294,852,943	276,887,033
OTHER BORROWINGS	23,500,000	25,200,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	1,085,903	982,020
ACCRUED EXPENSES AND OTHER LIABILITIES	2,628,215	816,003
Total liabilities	327,222,061	309,040,056

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,324,578 shares issued and
3,268,878 and 3,311,621 outstanding as of September 30, 2005 and December 31,
2004, respectively	22,284,746	22,255,402
Retained earnings	8,091,028	4,725,257
Treasury Stock, shares at cost (55,700 shares at September 30, 2005 and 5,199 shares at
December 31, 2004, respectively)	(1,102,614)	(86,896)
Accumulated other comprehensive loss	(453,173)	(103,379)
Total shareholders’ equity	28,819,987	26,790,384
Total liabilities and shareholders’ equity	$356,042,048	$335,830,440
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2005	2004	2005	2004
Interest and fees on loans	$4,587,261	$3,341,228	$12,625,782	$9,747,859
Interest on securities
Taxable	757,452	821,323	2,240,205	2,422,332
Tax-exempt	168,240	90,461	491,915	258,112
Interest on Federal funds sold and short-term investments	5,348	634	17,488	7,491
Total interest income	5,518,301	4,403,646	15,375,390	12,435,794

INTEREST EXPENSE
Interest on deposits	1,114,673	874,168	3,036,325	2,382,346
Interest on securities sold under
agreement to repurchase and other borrowed funds	386,081	272,382	989,870	741,578
Interest on redeemable subordinated debentures	90,898	64,784	251,167	190,421
Total interest expense	1,591,652	1,211,334	4,277,362	3,314,345
Net interest income	3,926,649	3,192,312	11,098,028	9,121,449
Provision for loan losses	85,000	60,000	280,000	180,000
Net interest income after provision for loan losses	3,841,649	3,131,312	10,818,028	8,941,449

NON-INTEREST INCOME
Service charges on deposit accounts	178,365	142,355	507,610	390,501
Gain on sale of loans held for sale	382,568	307,539	1,132,834	916,861
Gain on sale of securities available for sale	-	27,545	-	27,545
Income on bank-owned life insurance	56,452	79,855	178,062	198,355
Other income	152,366	90,603	382,661	224,358
Total other income	769,751	647,897	2,201,167	1,757,620

NON-INTEREST EXPENSE
Salaries and employee benefits	1,560,158	1,283,588	4,326,701	3,696,763
Occupancy expense	336,336	282,028	1,026,437	765,955
Other operating expenses	958,511	789,961	2,693,605	2,152,272
Total other expense	2,855,005	2,355,577	8,046,743	6,614,990
Income before income taxes	1,756,395	1,424,632	4,972,452	4,084,079
Income taxes	567,529	468,537	1,606,681	1,321,476
Net income	$1,188,866	$956,095	$3,365,771	$2,762,603

NET INCOME PER SHARE
Basic	$0.36	$0.29	$1.02	$0.84
Diluted	$0.35	$0.28	$0.98	$0.80

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$3,365,771	$2,762,603
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	280,000	180,000
Depreciation and amortization	391,666	267,203
Net amortization on securities	114,091	291,770
Gain on sale of loans held for sale	(1,132,834)	(916,861)
Gain on sale of securities available for sale	-	(27,545)
Originations of loans held for sale	(54,352,744)	(56,690,533)
Proceeds from sales of loans held for sale	53,561,528	63,569,264
(Increase) decrease in accrued interest receivable	(394,852)	(318,653)
Income on Bank-owned life insurance	(178,062)	(198,355)
(Increase) decrease in other assets	(2,171,335)	(34,677)
Increase (decrease) in accrued interest payable	103,883	(8,309)
Increase (decrease) in accrued expenses and other liabilities	1,812,212	394,951

Net cash provided by operating activities	1,399,324	9,270,858

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(1,505,424)	(28,454,928)
Held to maturity	(9,734,659)	(3,302,038)
Proceeds from maturities and prepayments of securities -
Available for sale	15,160,171	18,899,045
Held to maturity	169,852	693,051
Proceeds from sales of securities available for sale	-	3,801,300
Purchase of Bank-owned life insurance	(1,950,000)	-
Net increase in loans	(15,941,990)	(35,957,717)
Purchases of premises and equipment, net	(640,809)	(1,093,602)

Net cash used in investing activities	(14,442,859)	(45,414,790)

FINANCING ACTIVITIES:

Issuance of common stock, net	29,344	-
Purchase of treasury stock	(1,246,181)	(291,419)
Net increase in demand, savings and time deposits	17,965,910	32,560,000
Net increase in securities sold under agreements to repurchase	-	20,027
Net increase in other borrowings	1,700,000	1,000,000

Net cash provided by financing activities	18,449,073	33,288,608

Increase (decrease) in cash and cash equivalents	5,405,538	(2,855,423)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,924,409	14,702,886

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$13,329,947	$11,847,463

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$4,173,479	$3,322,654
Income taxes	$95,000	$1,811,112

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
 September 30, 2005 (Unaudited)

(1) Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC on March 24, 2005.

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

	Three Months Ended September 30, 2005
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$1,188,866	3,267,489	$0.36

Effect of dilutive securities
Options and Grants	-	131,449	(0.01)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,188,866	3,398,938	$0.35

All options have been included in the computation of diluted earnings per share.

	Three Months Ended September 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$956,095	3,284,557	$0.29

Effect of dilutive securities
Options and Grants	-	165,589	(0.01)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$956,095	3,450,146	$0.28

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2005
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$3,365,771	3,293,984	$1.02

Effect of dilutive securities
Options and Grants	-	129,421	(0.04)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$3,365,771	3,423,405	$0.98

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2004
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$2,762,603	3,288,920	$0.84

Effect of dilutive securities
Options and Grants	-	165,286	(0.04)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$2,762,603	3,454,206	$0.80

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

	Three months ended September 30,
	2005	2004
Net income -
As reported	$1,188,866	$956,095
Deduct: Stock-based employee compensation
determined under fair value based method for
stock options, net of related tax effects	(6,385)	(6,357)
Pro forma	$1,182,481	$949,738

Net income per share -
As reported -
Basic	$0.36	$0.29
Diluted	$0.35	$0.28
Pro forma -
Basic	$0.36	$0.29
Diluted	$0.35	$0.28

	Nine months ended September 30,
	2005	2004
Net income -
As reported	$3,365,771	$2,762,603
Deduct: Stock-based employee compensation
determined under fair value based method for
stock options, net of related tax effects	(19,155)	(19,071)
Pro forma	$3,346,616	$2,743,532

Net income per share -
As reported -
Basic	$1.02	$0.84
Diluted	$0.98	$0.80
Pro forma -
Basic	$1.02	$0.83
Diluted	$0.98	$0.79

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition at September 30, 2005 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2004 contains a summary of the Company’s significant accounting policies.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is based upon the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FASB Staff Position No. FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is scheduled to be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and September 30, 2004

Summary

The Company realized net income of $1,188,866 for the three months ended September 30, 2005, an increase of 24.3% from the $956,095 reported for the three months ended September 30, 2004. Diluted net income per share was $0.35 for the three months ended September 30, 2005 compared to $0.28 per diluted share for the three months ended September 30, 2004.

Key performance ratios continued to improve for 2005. Return on average assets and return on average equity were 1.34% and 17.14% for the three months ended September 30, 2005 compared to 1.16% and 15.42%, respectively, for the three months ended September 30, 2004.

All prior year share information has been restated for the effect of a 5% stock dividend declared on December 17, 2004 and paid on January 31, 2005 to shareholders of record on January 18, 2005, and the Company’s two-for-one stock split in the form of a stock dividend declared on January 20, 2005 and paid on February 28, 2005 to shareholders of record on February 10, 2005.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the second quarter of 2005. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004 and held six meetings through the third quarter of 2005. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next six meetings in 2004 and in each of the six meetings in 2005. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 104 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulting in a 68 basis point increase to the Company’s net interest margin. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the next few months and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

Earnings Analysis

Interest Income

Interest income for the three months ended September 30, 2005 was $5,518,301, increasing by 25.3% from the $4,403,646 reported in the three months ended September 30, 2004. This is primarily attributable to the rising interest rate environment that evolved during the latter half of 2004 and continued through the first three quarters of 2005. For the three months ended September 30, 2005, average interest earning assets increased $20,918,064 or 6.7%, to $331,127,883 compared to $310,209,819 for the three months ended September 30, 2004. The increase in interest income resulting from increases in earning asset volume was complemented by an increase in the average yield earned on these assets. For the three months ended September 30, 2005, the average yield on earning assets increased 104 basis points to 6.71% from 5.67% for the three months ended September 30, 2004.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $1,591,652, an increase of $380,318, or 31.4% from $1,211,334 reported for the three months ended September 30, 2004. Total average interest bearing liabilities increased by $12,126,089 to $261,306,810 for the three months ended September 30, 2005 from $249,180,721 for the three months ended September 30, 2004. The average cost of interest bearing liabilities increased 49 basis points to 2.42% for the three months ended September 30, 2005 from 1.93% for the three months ended September 30, 2004, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended September 30, 2005 was $3,926,649, an increase of 23.0% from the $3,192,312 reported for September 30, 2004. The net interest margin, on a fully taxable equivalent basis, increased 68 basis points to 4.80% for the three months ended September 30, 2005 from 4.12% for the three months ended September 30, 2004. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising current rate environment, combined with a lower level of net amortization of premiums on mortgage-backed investment securities. Net amortization expense decreased to $32,452 for the three months ended September 30, 2005 versus $69,476 for the three months ended September 30, 2004.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $85,000 for the three months ended September 30, 2005 and $60,000 for the three months ended September 30, 2004.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2005 was $796,751, an increase of $121,854, or 18.8% from non-interest income of $647,897 for the three months ended September 30, 2004.

Gain on sale of loans held for sale represents the largest single source of non-interest income. Gain on sale of loans held for sale for the three months ended September 30, 2005 was $382,568 compared to $307,539 for the three months ended September 30, 2004. The current interest rate environment in 2005, with a continued lower level of long term market notes, has greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $178,365 for the three months ended September 30, 2005 compared to $142,355 for the three months ended September 30, 2004. Service charge income increased in 2005 principally due to management’s actions to restructure servivce charges and fees based on the results of a comparative study of market fees performed in early 2005. This also resulted in an increase in the other income component of non-interest income to $152,366 for the three months ended September 30, 2005 compared to $90,603 for the three months ended September 30, 2004. Included in this component are fees assessed for ATM usage, wire transfer execution, lock box services and other branch network services.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $56,452 for the three months ended September 30, 2005, compared to $79,855 for the three months ended September 30, 2004. In 2001, the Company purchased tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.

Non-Interest Expense

The following table presents the major components of non-interest expense for the three months ended September 30, 2005 and 2004.

Non-interest Expenses
	Three months ended September 30,
	2005	2004
Salaries and employee benefits	$1,560,158	$1,283,588
Occupancy expense	336,336	282,028
Equipment expense	119,168	127,532
Marketing	69,437	81,480
Computer services	162,953	182,325
Regulatory, professional and other fees	358,613	100,203
Office expense	92,220	126,007
All other expenses	156,120	172,414
Total	$2,855,005	$2,355,577

Non-interest expense increased $499,428, or 21.2%, to $2,855,005 for the three months ended September 30, 2005 from $2,355,577 for the three months ended September 30, 2004.

Salaries and employee benefits increased $276,570 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to (a) increased branch staffing levels as the result of opening two new branches during the latter half of 2004 plus (b) normal employee salary increases.

Occupancy expense amounted to $336,336 for the three months ended September 30, 2005, an increase of $54,308, or 19.3%, compared to $282,028 for the three months ended September 30, 2004. The opening of two new branches during the latter half of 2004 is the primary cause for the current year increase.

Regulatory, professional and other fees increased $258,410 to $358,613 for the three months ended September 30, 2005 compared to $100,203 for the three months ended September 30, 2004. This current year increase is due to increased legal and independent accountant fees incurred in connection with the Company’s efforts to comply with the requirements of Sarbanes-Oxley section 404.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio decreased to 60.8% for the three months ended September 30, 2005 compared to a ratio of 62.4% for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and September 30, 2004

Summary

The Company realized net income of $3,365,771 for the nine months ended September 30, 2005, an increase of $603,168, or 21.8%, over the $2,762,603 realized for the nine months ended September 30, 2004. Net income per diluted share was $0.98 for the nine months ended September 30, 2005 compared to $0.80 per diluted share for the nine months ended September 30, 2004.

Key performance ratios continued to improve during the nine months ended September 30, 2005. Return on average assets and return on average equity were 1.32% and 16.49%, respectively, for the nine months ended September 30, 2005 compared to 1.20% and 15.24%, respectively, for the nine months ended September 30, 2004.

Earnings Analysis

Interest Income

For nine months ended September 30, 2005, total interest income was $15,375,390, an increase of $2,939,596, or 23.6%, compared to total interest income of $12,435,794 for the nine months ended September 30, 2004. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the nine month periods ended September 30, 2005 and 2004.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$793,267	$17,488	2.95%	$1,048,301	$7,491	0.95%
Securities:
Collateralized Mortgage Obligations/
Mortgage Backed Securities	76,920,888	2,240,205	3.88%	88,313,814	2,422,332	3.66%
States and Political Subdivisions	18,752,945	728,034	5.18%	8,981,114	382,006	5.67%
Total	95,673,833	2,968,239	4.14%	97,294,928	2,804,338	3.84%
Loan Portfolio:
Commercial	35,824,182	1,968,394	7.35%	25,245,479	1,547,928	8.17%
Installment	2,408,793	151,194	8.39%	3,549,759	212,438	7.97%
Commercial Mortgages	57,002,370	3,046,661	7.15%	54,663,163	2,889,434	7.04%
Construction - Wholesale	86,428,044	4,641,073	7.18%	68,423,691	2,578,866	5.02%
Residential Mortgages	9,244,450	428,700	6.20%	9,231,185	496,818	7.17%
Construction Retail	4,656,709	249,456	7.16%	5,001,054	217,145	5.78%
Home Equity	13,282,411	611,604	6.16%	10,595,982	403,397	5.07%
SBA Loans	5,900,159	353,198	8.00%	2,711,474	128,304	6.30%
All Other Loans	10,535,809	1,175,502	14.86%	13,557,592	1,273,529	12.51%
Total	225,282,927	12,625,782	7.49%	192,979,379	9,747,859	6.73%

Total Interest-Earning Assets	321,750,027	15,611,509	6.49%	291,322,608	12,559,688	5.74%

Allowance for Loan Losses	(2,134,401)			(1,883,819)
Cash and Due From Bank	9,017,781			7,537,862
Other Assets	12,269,270			10,660,581
Total Assets	$340,902,677			$307,637,232

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$102,099,602	$879,410	1.15%	$91,040,699	$678,985	0.99%
Savings Accounts	28,918,212	217,815	1.01%	27,513,451	101,205	0.49%
Certificates of Deposit	75,436,641	1,661,977	2.95%	73,628,027	1,413,422	2.56%
Certificates of Deposit of $100,000 and Over	11,809,764	277,123	3.14%	9,848,619	188,734	2.55%
Federal Funds Purchased/Other Borrowed Funds	31,226,601	989,870	4.24%	25,726,564	741,578	3.84%
Redeemable Subordinated Debentures	5,155,000	251,167	6.62%	5,155,000	190,421	5.08%
Total Interest-Bearing Liabilities	254,645,820	4,277,362	2.26%	232,912,360	3,314,345	1.90%
Net Interest Spread			4.24%			3.85%

Demand Deposits	56,054,980			48,119,500
Other Liabilities	2,914,652			2,397,018
Total Liabilities	313,615,452			283,428,878
Shareholders' Equity	27,287,225			24,208,354
Total Liabilities and Shareholders' Equity	340,902,677			307,637,232
Net Interest Margin		$11,334,147	4.71%		9,245,343	4.23%

The current year increase in interest income resulted from higher average balances in the securities and loan portfolios combined with higher average yields earned on the loan portfolio. Net amortization of premiums on mortgage-backed investment securities decreased to $114,091 for the nine months ended September 30, 2005 compared to $291,770 for the nine months ended September 30, 2004. Average loans increased $32,303,548, or 16.7%, to $225,282,927 for the nine months ended September 30, 2005 from $192,979,379 for the nine months ended September 30, 2004, while the yield on the loan portfolio increased 76 basis points to 7.49% for the nine months ended September 30, 2005 from 6.73% for the nine months ended September 30, 2004. The higher loan yield reflected the higher interest rate environment that evolved during the latter half of 2004 and continued through the first three quarters of 2005.

Average securities decreased $1,621,095, or 1.7%, from $97,294,928 for the nine months ended September 30, 2004 to $95,673,833 for the nine months ended September 30, 2005, while the yield on the securities portfolio increased 30 basis points to 4.14% for the nine months ended September 30, 2005 from 3.84% for the nine months ended September 30, 2004.

Overall, the yield on the Company’s total interest-earning assets increased 75 basis points to 6.49% for the nine months ended September 30, 2005 from 5.74% for the nine months ended September 30, 2004.

Interest Expense

Total interest expense for the nine months ended September 30, 2005 was $4,277,362, an increase of $963,017, or 29.1%, compared to $3,314,345 for the nine months ended September 30, 2004. The increase in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at higher market interest rate levels. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2005 increased 36 basis points to 2.26% from 1.90% for the nine months ended September 30, 2004.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2005 was $11,098,028, an increase of $1,976,579, or 2.17%, compared to $9,121,449 for the nine months ended September 30, 2004. The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.71% for the nine months ended September 30, 2005 compared to 4.23% for the nine months ended September 30, 2004.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $280,000 for the nine months ended September 30, 2005 and $180,000 for the nine months ended September 30, 2004.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2005 was $2,201,167, an increase of $443,547, or 25.2%, from non-interest income of $1,757,620 for the nine months ended September 30, 2004.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2005 was $1,132,834 compared to $916,861 for the nine months ended September 30, 2004. The current interest rate environment in 2005, with a continued lower level of long term market notes, has greatly fueled the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $507,610 for the nine months ended September 30, 2005 compared to $390,501 for the nine months ended September 30, 2004. Service charge income increased in 2005 principally due to management’s actions to restructure service charged and fees based on the results of a comparative study of market fees performed in early 2005. This also resulted in an increase in the other income component of non-interest income to $382,661 for the nine months ended September 30, 2005 compared to $224,358 for the nine months ended September 30, 2004.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $178,062 for the nine months ended September 30, 2005, compared to $198,355 for the nine months ended September 30, 2004. In 2001, the Company purchased $6.0 million of tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the overall effective tax rate. In August 2005, the Company purchased an additional $1,950,000 of tax-free BOLI assets.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2005 was $8,046,743, an increase of $1,431,753, or 21.6%, compared to non-interest expense of $6,614,990 for the nine months ended September 30, 2004.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2005 and 2004.

Non-interest Expenses
	Nine months ended September 30,
	2005	2004
Salaries and employee benefits	$4,326,701	$3,696,763
Occupancy expense	1,026,437	765,955
Equipment expense	359,286	354,397
Marketing	239,559	214,288
Computer services	465,354	470,552
Regulatory, professional and other fees	839,058	390,674
Office expense	293,099	330,674
All other expenses	497,249	391,688
Total	$8,046,743	$6,614,991

Salaries and employee benefits increased $629,938 to $4,326,701 for the nine months ended September 30, 2005 compared to $3,696,763 for the nine months ended September 30, 2004. This increase, as well as the increases in occupancy expense and equipment expense, reflect the increase in staffing and occupancy and equipment expenditures due to the opening of new branches during the latter half of 2004, plus normal employee salary increases.

Regulatory, professional and other fees increased $448,384 to $389,058 for the nine months ended September 30, 2005 compared to $390,674 as the Company incurred increased legal, independent accountant and consultant fees in working to comply with the requirements of Sarbanes-Oxley Section 404.

The Company’s efficiency ratio decreased to 60.5% for the nine months ended September 30, 2005 compared to a ratio of 62.0% for the nine months ended September 30, 2004.

Financial Condition

September 30, 2005 Compared with December 31, 2004

Total consolidated assets at September 30, 2005 amounted to $356,042,048, an increase of $20,211,608, or 6.0%, compared to $335,830,440 at December 31, 2004. The growth in the Company’s asset base was primarily due to increases in the loan and securities portfolios.

The following discussion addresses the major components of the Company’s balance sheet.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2005 totaled $13,329,947 compared to $7,924,409 at December 31, 2004. Cash and cash equivalents at September 30, 2005 consisted of cash and due from banks of $8,796,819 and Federal funds sold/short term investments of $4,533,128. The corresponding balances at December 31, 2004 were $7,898,395 and $26,014, respectively. The balance of cash and cash equivalents at September 30, 2005 increased primarily due to an end-of-month inflow of non-interest bearing deposits.

Investment Securities

Securities represented 26.1% of total assets at September 30, 2004 and 29.1% at December 31, 2004. Total securities decreased $4,782,203, or 4.9%, at September 30, 2005 to $92,973,583 compared to $97,775,786 at December 31, 2004.

Securities available for sale totaled $71,253,891 at September 30, 2005, a decrease of $14,334,758, or 16.7%, from December 31, 2004. Securities held to maturity totaled $21,719,692 at September 30, 2005, an increase of $9,552,555, or 78.5%, from December 31, 2004. During the nine months ended September 30, 2005, $1,505,424 of securities available for sale and $9,734,659 of securities held to maturity were purchased and funded by calls and maturities of securities held to maturity, securities available for sale and short-term investments.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2005 and December 31, 2004.

Loan Portfolio Composition	September 30, 2005		December 31, 2004
Component	Amount	% of total	Amount	% of total
Construction loans	$95,049,722	42.0%	$88,027,024	41.8%
Residential real estate loans	9,069,672	4.0%	9,815,366	4.7%
Commercial and commercial real estate	105,101,732	46.4%	96,021,077	45.6%
Loans to individuals	16,566,869	7.3%	16,002,619	7.6%
Lease financing	27,709	0.0%	74,543	0.0%
All other loans	759,788	0.3%	712,422	0.3%
	$226,575,492	100.0%	$210,653,051	100.0%

The loan portfolio increased $15,922,441, or 7.6%, at September 30, 2005 to $226,575,492 from $210,653,051 at December 31, 2004. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Nonaccrual loans amounted to $818,555 at September 30, 2005, compared to $1,049,411 at December 31, 2004. As the table demonstrates, despite the amount of non-performing assets at September 30, 2005, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2005	2004
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$63,130
Non-accrual loans	818,555	1,049,411
Total non-performing loans	818,555	1,112,541
Other real estate owned	0	0
Total non-performing assets	$818,555	$1,112,541

Non-performing loans to total loans	0.34%	0.50%
Non-performing assets to total assets	0.23%	0.33%

The Company had no restructured loans at September 30, 2005 and December 31, 2004. Impaired loans totaled $818,555 at September 30, 2005 and $1,049,411 at December 31, 2004.

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

The allowance for loan losses amounted to $2,265,621 at September 30, 2005, an increase of $260,452 from December 31, 2004. The ratio of the allowance for loan losses to total loans was 1.00% at September 30, 2005 and 0.95% at December 31, 2004, respectively. The quality of the loan portfolio remained strong and it is management’s belief that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	September 30,	September 30,
	2005	2004

Balance, beginning of period	$2,005,169	$1,786,632

Provision charged to operating expenses	280,000	180,000

Loans charged off
Construction loans
Residential real estate loans
Commercial and commercial real estate	(10,182)	(17,070)
Loans to individuals	(11,133)	(5,203)
Lease financing	(2,182)
All other loans
	(23,498)	(22,273)

Recoveries
Construction loans
Residential real estate loans
Commercial and commercial real estate	749	750
Loans to individuals	2,451
Lease financing	750
All other loans
	3,950	750

Net (charge offs) / recoveries	(19,548)	(21,523)

Balance, end of period	$2,265,621	$1,945,109

Loans:
At period end	$226,575,492	$199,886,500
Average during the period	225,282,927	192,979,379
Net charge offs to average loans outstanding	(-0.01%)	(0.01%)

Allowance for loan losses to:
Total loans at period end	1.00%	.097%
Non-performing loans	276.78%	236.01%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $17,965,910, or 6.5%, to $294,852,943 at September 30, 2005 from $276,887,033 at December 31, 2004. This increase in total deposits was the net result of a $7,552,935 increase in non-interest bearing deposits to $58,347,516, and a $10,412,975 increase in interest bearing deposits to $236,505,427.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. FHLB advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans. The balance of other borrowings at September 30, 2005 consisted of fixed rate term FHLB borrowings of $23,500,000. The balance of other borrowings at December 31, 2004 consisted of fixed rate term FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000.

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2005 totaled $28,819,987, an increase of $2,029,603, or 7.6%, from $26,790,384 at December 31, 2004. Book value per common share rose to $8.82 at September 30, 2005 from $7.31 at December 31, 2004.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $3,365,771 less the effect of stock buybacks and the increase in unrealized holding losses on securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

On March 12, 2001, the Company announced that the Board of Directors authorized a stock repurchase program allowing for the repurchase of a limited number of the Company’s common shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. The Company completed its previous common stock repurchase program in July 2005. On July 21, 2005, the Board of Directors authorized a new common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on the date of the approval of the stock repurchase program. A table disclosing repurchases of Company shares made during the three months ended September 30, 2005 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the actual capital amounts and ratios of the Company for the periods indicated:

Capital Ratios
	Amount	Ratio
As of September 30, 2005 -
Total capital to risk weighted assets	$36,538,781	13.75%
Tier 1 capital to risk weighted assets	34,273,160	12.90%
Tier 1 capital to average assets	34,273,160	9.74%

As of December 31, 2004 -
Total capital to risk weighted assets	$33,898,932	13.99%
Tier 1 capital to risk weighted assets	31,893,763	13.17%
Tier 1 capital to average assets	31,893,763	10.16%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0% . To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0% . At September 30, 2005, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2005, the balance of cash and cash equivalents was $13,329,947.

Net cash provided by operating activities totaled $1,399,324 in the nine months ended September 30, 2005 compared to $9,270,858 in the nine months ended September 30, 2004. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $14,442,859 in the nine months ended September 30, 2005 compared to $45,414,790 used in investing activities in the nine months ended September 30, 2004. The current period amount was the result of a lower volume of securities purchases and loan originations for the nine months ended September 30, 2005.

Net cash provided by financing activities amounted to $18,449,073 in the nine months ended September 30, 2005 compared to $33,288,608 provided by financing activities in the nine months ended September 30, 2004. The amount for the nine months ended September 30, 2005 resulted primarily from a lower level of deposit growth combined with a higher level in FHLB borrowings during from this period compared to the nine months ended September 30, 2004.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2005, maturities and prepayments of investment securities totaled $15,330,023. Another source of liquidity is the loan portfolio, which provides a steady flow of payments and maturities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2005 and December 31, 2004, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

September 30, 2005
Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$43,629,000	$41,221,000	$41,199,000
Change		($2,408,000)	($2,430,000)
Change as a Percentage of Assets		(-0.68%)	(-0.68%)

December 31, 2004
Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$38,221,000	$34,681,000	$35,641,000
Change		(3,540,000)	(2,580,000)
Change as a Percentage of Assets		(-1.05%)	(-0.77%)

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

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 12, 2001, the Company announced that the Board of Directors authorized a stock repurchase program allowing for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. On July 21, 2005, the Board of Directors terminated the stock repurchase program and authorized a new common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2005.

Issuer Purchases of Equity Securities (1)

					Maximum
				Total Number of	Number of
				Shares Purchased	Shares That
		Total		As Part of	May Yet be
		Number	Average	Publicly	Purchased
		of Shares	Price Paid	Announced Plan	Under the Plan
Period		Purchased	Per Share	or Program	or Program (2)

Beginning	Ending
July 1, 2005	July 31, 2005	293	$19.73	293	165,360
August 1, 2005	August 31, 2005	1,089	$19.95	1,089	164,271
September 1, 2005	September 31, 2005	0	-	0	164,271

	Total	1,382	$19.90	1,382	164,271

(1)	The Company’s previous common stock repurchase program covered a maximum of 140,290 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on December 31, 2000. The Company’s current common stock repurchase program covers a maximum of 165,350 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005.

(2)	The information in this column has been adjusted to reflect the shares available under the common stock repurchase plan authorized by the Board of Directors on July 21, 2005.

Item 6.	Exhibits

	3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

	3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

	31.1	*	Certification of Robert F. Mangano, chief executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, chief financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, chief executive officer of the Company, and Joseph M. Reardon, chief financial officer of the Company

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: November 14, 2005	By:	ROBERT F. MANGANO
Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	JOSEPH M. REARDON
Joseph M. Reardon Senior Vice President and Treasurer (Principal Accounting Officer)