Form 10-K
period 2005-12-31
1ST CONSTITUTION BANCORP
filed 2006-03-10
CIK 1141807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file Number: 000-32891

1ST CONSTITUTION BANCORP

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State or Other Jurisdiction of Incorporation or Organization)	(IRS. Employer Identification No.)
2650 Route 130, P.O. Box 634, Cranbury, NJ 08512
(Address of Principal Executive Offices, including Zip Code)

(609) 655-4500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, No Par Value, and Related Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $57,045,025.

As of March 1, 2006, 3,436,966 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K

TABLE OF CONTENTS

PART I

i

PART I

Item 1. Business.

1st Constitution Bancorp

1st Constitution Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

As of December 31, 2005, the Company, on a consolidated basis, had total assets of approximately $372.5 million, total deposits of approximately $305.8 million, total gross loans of approximately $240.0 million and total shareholders' equity of approximately $29.8 million.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eight additional branch offices in downtown Cranbury, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey and a loan production office in Fort Lee, New Jersey. The Bank's deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation ("FDIC").

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

- personal service;

- expansion of its branch network;

- innovative product offerings; and

- technological advances and e-commerce.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central New Jersey. The Bank's focus is to understand the needs of the community and the customers and tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Expansion of Branch Banking

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the second quarter of 2004, the Bank opened new branch offices in Jamesburg, Middlesex County, and West Windsor, Mercer County, New Jersey. During the third quarter of 2004, the Bank relocated the interim Perth Amboy branch office to its new permanent location in Perth Amboy, New Jersey. The Bank has received New Jersey Department of Banking and Insurance and FDIC approval to relocate its Plainsboro branch office from 10 Schalks Crossing Road to 11 Schalks Crossing Road and to open a new branch office to be located at 180 Main Street, Fort Lee, Bergen County. The Company currently anticipates that the relocation of the Plainsboro branch office and the opening of the new branch office in Fort Lee will both occur in the third quarter of 2006.

Innovative Product Offerings

During April 2005, the Bank introduced "1st Choice Super Savings", a new high yield savings account product. With a minimum balance of $25,000 to avoid monthly service charges, customers earn a premium market yield. By the end of 2005, this product had attracted over $18.0 million in new deposit balances.

Technological Advances and e-Commerce

The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank's bill payment system. Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank's online Business Express product offering. This overall expansion in electronic banking offers the Bank's customers another means to access the Bank's services easily and at their own convenience.

Competition

The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. In New Jersey generally, and in the Bank's local market specifically, large commercial banks, as well as savings banks and savings and loan associations, including Provident Savings Bank and Hudson City Savings Bank, hold a dominant market share and there has been significant merger activity in the last few years, creating even larger competitors.

Locally, the Bank's most direct competitors include Bank of America, PNC Bank, Wachovia, and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger national and regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution's capital) and other resources than the Bank. Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank. In addition to having established deposit bases and loan portfolios, these institutions, particularly large national and regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

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

Lending Activities

The Bank's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Bank's loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan.

Commercial Lending

The Bank offers a variety of commercial loan services including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. The Bank also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

Commercial loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although occasionally the Bank makes commercial loans on an unsecured basis. Generally, the Bank requires personal guaranties of its commercial loans to offset the risks associated with such loans.

Residential Consumer Lending

A portion of the Bank's lending activities consists of the origination of fixed and adjustable rate residential first mortgage loans secured by owner-occupied property located in the Bank's primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank's traditional banking facilities or from affordable storefront locations in commercial buildings. The Bank also offers construction loans, second mortgage home improvement loans and home equity lines of credit.

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors on both a pre-sold and a "speculation" basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates.

In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients' demands while eliminating the interest rate risk for the 15- to 30- year period generally associated with such loans.

The Bank in most cases requires borrowers to obtain and maintain title, fire, and extended casualty insurance, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a "due on sale" clause, which gives the Bank the right to declare a loan immediately due and payable in certain circumstances, including, without limitation, upon the sale or other disposition by the borrower of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

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

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted a myriad of legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company's shareholders. Descriptions of, and references to, the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

State and Federal Regulations

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and its subsidiaries. The Company is subject to capital standards similar to, but separate from, those applicable to the Bank.

Under the BHCA, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board's prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. For example, a holding company and its banking subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services. At present, the Company does not engage in any significant activity other than owning the Bank.

In addition to federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the "Department"). The Company is required to file with the Department copies of the reports it files with the federal banking and securities regulators.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The regulations implementing these provisions of FDICIA provide that a bank will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." A bank will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. A bank will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2005, the Bank's capital ratios exceed the requirements to be considered a well capitalized institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2005, the Company maintained a Tier 1 capital ratio of 12.47% and total qualifying capital ratio of 13.30%.

 In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company's leverage ratio at December 31, 2005 was 9.76%.

Management has determined that the 1st Constitution Capital Trust I (the "Trust") qualifies as a variable interest entity under FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company's consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

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

Restrictions on Dividends

The primary source of cash to pay dividends, if any, to the Company's shareholders and to meet the Company's obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the "Banking Act") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

The Company has never paid a cash dividend and the Company's Board of Directors has no plans to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a 5% stock dividend every year since its formation in 1999. The Company also declared a two-for-one stock split on January 20, 2005 and paid February 28, 2005 to shareholders of record on February 10, 2005.

Priority on Liquidation

The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company's creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in bankruptcy, are subject to various state and federal law restrictions as discussed above under the heading "Restrictions of Dividends." In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

Financial Institution Legislation

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act") became effective in early 2000. The Modernization Act:

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

The Modernization Act also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

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
•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Forms 4;
•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;
•	"real time" filing of periodic reports;
•	posting of certain SEC filings and other information on the company website;
•	the reporting of securities violations "up the ladder" by both in-house and outside attorneys;
•	restrictions on the use of non-GAAP financial measures;
•	the formation of a public accounting oversight board; and
•	various increased criminal penalties for violations of securities laws.

Each of the national stock exchanges, including the Nasdaq Stock Market where the Company's common stock is listed, have implemented new corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees. The rule changes are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors. These increased burdens have increased the Company's legal and accounting fees and the amount of time that the Board of Directors and management must devote to corporate governance issues.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's chief executive officer and chief financial officer are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentration accounts," and requires all covered financial institutions to have in place an anti-money laundering compliance program.

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

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the applicable institution. The CRA requires public disclosure of an institution's CRA rating and requires that the FDIC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. At its last CRA examination, the Bank was rated "satisfactory" under CRA.

Insurance of Deposits

The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund ("BIF"). The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly FICO assessment.

Employees

The Company has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2005, the Bank had 79 full-time employees and 10 part-time employees. Neither the Bank's nor the Company's employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will," "will likely result," "could," "anticipates," "believes," "continues," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed below under "Risk Factors" the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company's business and operations are described in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1A. Risk Factors.

The common stock of the Company is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

The Company faces significant competition.

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company's market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future. See "BUSINESS -- Competition."

The Company's Business is Affected by Economic Conditions and Related Uncertainties.

Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, scarce natural resources, real estate values, international conflicts and other factors beyond the control of the Company may adversely affect the potential profitability of the Company. A downtrend in several areas, such as real estate, construction and consumer spending, could have a material adverse impact on the Company's ability to maintain or increase profitability.

The Company Is Subject To Interest Rate Risk.

The Company's earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations.

The Company is subject to risks associated with speculative construction lending.

The risks associated with speculative construction lending include the borrower's inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending. Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank's lending areas.

Federal and State Government Regulation Impact the Company's Operations.

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

The Company and the Bank are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and locations of offices. The Bank is also subject to capitalization guidelines set forth in federal legislation. See "BUSINESS -- Supervision and Regulation."

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly effects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company's ability to operate profitably.

If economic conditions deteriorate, particularly in the Bank's market area, our results of operations and financial condition could be adversely affected as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the Bank's market area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.

Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

General

The Company's and the Bank's principal office in Cranbury, New Jersey (the "Principal Office"), which it occupies under a lease that expires in December 2010, provides for an aggregate monthly rental of $16,134, subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord. This lease grants the Bank two additional five-year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer for the premises. In 2003, the Bank entered into a five-year lease for an additional 1,900 square feet of office space in this building for an aggregate monthly rental of $2,137 per month, subject to annual rental increases. This lease grants the Bank two additional five-year renewal periods.

The Bank leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental of $5,050. This lease expires on September 30, 2007.

In September 2005, the Bank exercised its right of first refusal option granted under the existing lease agreement and purchased the land and building comprising its branch office in downtown Cranbury, New Jersey. The Bank had previously leased this 3,780 square feet branch office for an aggregate monthly rental of $3,819 per month.

In December 2005, the Bank elected to exercise its option for the early termination of the lease for its branch located in Plainsboro, New Jersey. The Bank has applied for and received regulatory agency approval to relocate this branch into the Plainsboro Village Center which is currently in the final stages of construction. The Bank entered into a 15 year lease for approximately 2,500 square feet with two drive-through lanes in the multi-tenant retail/office building. The Bank has two five year renewal options for this space. The aggregate monthly payment for this lease is $7,381, with annual escalations.

The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five-year renewal options for this space. The aggregate monthly rental payment for this lease is $9,401, with annual escalations.

In January 2004, the Bank entered into a two-year lease for a new Loan Production Office in Fort Lee, New Jersey. The lease provides for the rental of 1,567 square feet with an aggregate monthly rental of $2,873 in the first year and $2,938 in the second year. In December 2005, the Bank entered into a lease to house a de novo branch plus the loan production office in Fort Lee, New Jersey. The Bank has applied for and received regulatory agency approval to relocate the loan production office and establish a de novo branch. This lease expires in February 2014 and provides for the rental of 3,100 square feet on the ground floor plus 800 square feet in the basement. The aggregate monthly rental payment for this lease is $6,458, with annual escalations.

In June 2004, the Bank commenced the lease for the West Windsor, New Jersey branch. The lease expires in July 2019 and provides for a rental of approximately 3,000 square feet. The lease provides for three five-year renewal options for this space. The aggregate monthly rental payment for this lease is $2,083, with annual escalations.

In August 2004, the Bank commenced the lease for the Perth Amboy, New Jersey branch. This lease expires in August 2019 and provides for a rental of approximately 3,000 square feet The lease provides for two seven and one-half year renewal options for this space. The aggregate monthly rental payment for this lease is $6,250, with annual escalations.

In June 2004, the Bank completed the construction and renovation project associated with opening a branch office in Jamesburg, New Jersey. The Bank purchased the site at 1 Harrison Street in 2002.

Management believes the foregoing facilities are suitable for the Company's and the Bank's present and projected operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the NASDAQ National Market System under the trading symbol "FCCY". The following are the high and low sales prices per share for 2005 and 2004, as reported on the Nasdaq National Market System.

	2005			2004
	High	Low		High	Low
First Quarter	$19.50	$15.14	(1)	$15.30	$13.70	(1)
Second Quarter	$19.27	$15.89	(1)	15.19	13.87	(1)
Third Quarter	$19.87	$16.69	(1)	14.83	13.76	(1)
Fourth Quarter	$19.95	$15.88	(1)	16.97	14.58	(1)

(1) Prices have been retroactively adjusted for the 5% stock dividend declared December 15, 2005 and paid January 31, 2006 to shareholders of record on January 17, 2006 and for the two-for-one stock split declared January 20, 2005 and paid February 28, 2005 to shareholders of record on February 10, 2005.

As of March 6, 2006, there were approximately 330 holders of the Company's common stock.

The Company paid a 5% stock dividend on January 31, 2006 and January 31, 2005. The Company declared a two-for-one stock split on January 20, 2005, which was paid February 28, 2005 to shareholders of record on February 10, 2005. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for growth of the Bank.

Issuer Purchases of Equity Securities

On March 12, 2001, the Company announced that the Board of Directors authorized a stock repurchase program allowing for the repurchase of a limited number of the Company's shares at management's discretion on the open market. On July 21, 2005, the Board of Directors terminated the stock repurchase program and authorized a new common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2005.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2005	October 31, 2005	362	$18.82	362	163,909
November 1, 2005	November 30, 2005	248	$19.49	248	163,661
December 1, 2005	December 31, 2005	-	-	-	163,661
Total		610	$19.09	610	163,661

 ________________________

(1)	The Company's common stock repurchase program covers a maximum of 165,350 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

For years ended December 31	2005	2004	2003	2002	2001	Five Year Compounded Growth Rate

Highlights
Net income	$4,560,127	$3,837,714	$3,228,500	$2,687,322	$2,152,001	21.4%
Return on average assets	1.31%	1.22%	1.18%	1.06%	1.03%
Return on average equity	16.49%	15.54%	14.85%	14.09%	13.17%
Net interest margin	4.78%	4.25%	3.94%	3.87%	4.04%

Income Statement Data
Net interest income	$15,299,893	$12,470,773	$10,012,780	$9,209,044	$8,054,847	16.4%
Provision for loan losses	405,000	240,000	240,000	240,000	300,000
Non-interest income	2,646,861	2,557,242	2,401,349	1,525,526	1,186,582
Non-interest expenses	10,887,225	8,989,961	7,168,722	6,287,881	5,552,291

Balance Sheet Data at December 31
Total Assets	$372,495,466	$335,830,440	$293,483,174	$273,862,343	$232,800,734	15.5%
Total Deposits	305,809,467	276,887,033	245,353,724	224,149,464	193,882,067	17.3%
Total Gross Loans	240,014,349	210,653,051	163,950,306	151,049,736	124,937,483	16.8%
Shareholders' Equity	29,796,867	26,790,384	23,585,256	20,994,842	17,432,944	14.4%
Intangible Assets	-	-	-	-	-
Allowance for Loan Losses	2,361,375	2,005,169	1,786,632	1,669,882	1,414,495	15.8%

Share Information (1)
Earnings per share - Basic	$1.32	$1.11	$0.94	$0.79	$0.63	21.4%
Earnings per share - Diluted	$1.27	$1.08	$0.89	$0.75	$0.61	20.5%
Book value per share	$8.67	$7.72	$6.84	$6.16	$5.13	14.9%
Average diluted shares outstanding	3,588,558	3,584,217	3,609,140	3,592,741	3,530,552

Capital Ratios
Total capital to risk-weighted assets	13.30%	13.99%	14.94%	14.75%	12.82%
Tier 1 capital to risk-weighted assets	12.47%	13.17%	14.06%	13.84%	11.86%
Tier 1 capital to average assets	9.76%	10.16%	9.74%	9.64%	7.57%

(1) All share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the "Company" refers to 1ST Constitution Bancorp and its wholly owned subsidiaries, 1ST Constitution Bank and 1ST Constitution Capital Trust I, the "Bank" refers to 1ST Constitution Bank, and the "Trust" refers to 1ST Constitution Capital I. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company's financial condition, changes in financial condition and results of operations.

Executive Summary

The Company reported net income for the 12 months ended December 31, 2005 of $4,560,127, an increase of 18.8% from the $3,837,714 reported for the 12 months ended December 31, 2004. Diluted net income per share was $1.27 in 2005 compared to $1.08 reported in 2004. Basic net income per share in 2005 was $1.32 as compared to the $1.11 reported in 2004. The Company has achieved a five-year compounded growth rate for net income of 21.4% over the 2000-2005 period. All share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

Key performance ratios continued to improve in 2005 as compared to the prior year. Return on average assets ("ROA") and return on average equity ("ROE") were 1.31% and 16.49%, respectively, in 2005, compared to 1.22% and 15.54%, respectively, in 2004.

The Company's record earnings for 2005 reflect continuing momentum across a broad range of product and service offerings. Increased lending activity, coupled with increases in deposits through branch network expansion and secondary market loan sales volume, fueled both the record earnings and balance sheet growth.

The Company's net interest income for 2005 was $15,299,893, an increase of 22.7% from the $12,470,773 reported for 2004. The net interest margin for 2005 was 4.78% compared to 4.25% reported for 2004. During 2004, a rising interest rate environment evolved during the latter half of the year and continued throughout the year 2005, resulting in lesser levels of loan prepayments for loans securitizing mortgage backed securities in the Company's Available for Sale and Held to Maturity portfolios. As a result, net amortization of premiums expense decreased by $210,661, or 60.2%, to $139,507 for the year ended December 31, 2005 compared to $350,168 for the year ended December 31, 2004.

The Federal Reserve Bank's Open Market Committee ("FOMC") held eight meetings in 2004 and held eight meetings in 2005. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of thirteen consecutive 25 basis point increases in each of the subsequent meetings. The immediate benefit of these interest rate increases to the Company's investment security purchases and floating rate assets resulted in an 83 basis point increase in the yield on total interest-earning assets for 2005. In addition, management's ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulted in an increase of 53 basis points in the Company's net interest margin for the year ended December 31, 2005 when compared to the year ended December 31, 2004. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate in early 2006 and has continued to structure the Company's balance sheet in an asset sensitive position in order to continue to benefit from this rising market rate environment.

During 2005, the Company has increased its core deposits base as a result of the branch expansion program undertaken throughout 2004. In 2004, the Company increased the number of branch offices in its target markets and introduced its products and services to an expanded geographic region. In January 2004, a new loan production office was opened in Fort Lee (Bergen County), New Jersey. During June 2004, new branch offices were opened in Jamesburg (Middlesex County) and West Windsor (Mercer County), New Jersey. In August 2004, the Perth Amboy (Middlesex County), New Jersey branch office was relocated to its new permanent location. This 2004 expansion program resulted in significant incremental non-interest expenses as a result of branch leases, facilities maintenance, and personnel staffing. Non-interest expense increased by $1,897,264, or 21.1%, to $10,887,225 in 2005 from $8,989,961 in 2004. Management believes the Company will continue to realize strategic benefits of this network expansion through increased deposits and new customer relationships.

Driven by construction loan growth, the Bank's loan portfolio increased 16.4% in 2005 from 2004. At December 31, 2005, total loans outstanding (including loans held for sale) reached $256,772,083 compared to $220,580,932 at December 31, 2004. Asset quality remained strong in 2005, as illustrated by the ratio of nonperforming loans to total loans of 0.32% in 2005 and 0.50% in 2004. The allowance for loan losses totaled $2,361,375, or 0.98% of total loans, covering over 283.36% of the balance of total nonperforming loans. The Bank's deposit base increased by 10.4% in 2005 from $276,887,033 at December 31, 2004 to $305,809,467 at

December 31, 2005. Management strategically priced deposit products to be competitive with other financial institutions with branch locations in its market yet still maintain a strong net interest margin to support earnings growth.

Management believes that the Company has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service, and a commitment to maintain the technology necessary to provide its customers with easy access to the financial products and services offered by the Bank.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operation" is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2005 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors. The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Results of Operations

The Company reported record earnings of $4,560,127, or $1.27 per share (diluted), for the year ended December 31, 2005 compared to $3,837,714, or $1.08 per share (diluted), in 2004. Net income and diluted earnings per share grew 18.8% and 17.6%, respectively, in 2005. The Company posted net income of $3,228,500 or $0.89 per share (diluted) in 2003. All share information ahs been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

Net Interest Income

Net interest income, the Company's largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 85.2% of the Company's net revenues in 2005. Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company's consolidated average balances of assets and liabilities and shareholders' equity as well as interest income and expense on related items, and the Company's average yield or rate for the years ended December 31, 2005, 2004 and 2003. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$850,741	$27,181	3.19%	$976,584	$10,977	1.12%	$3,044,985	$29,458	0.97%
Investment Securities:
U.S. Treasury Bonds	0	0	-	0	0	-	0	0	-
Collateralized Mortgage Obligations / Mortgage Backed Securities	75,758,305	3,017,885	3.98%	87,636,728	3,196,936	3.65%	76,837,624	2,619,813	3.41%
Obligations of States and Political Subdivisions (4)	18,975,766	978,099	5.15%	10,132,976	571,410	5.64%	8,058,436	461,411	5.73%

Total	94,734,071	3,995,984	4.22%	97,769,704	3,768,346	3.85%	84,896,060	3,081,224	3.63%

Loan Portfolio:
Commercial	36,519,005	2,758,112	7.55%	27,656,123	2,149,021	7.75%	38,410,951	2,768,004	7.21%
Installment	2,394,026	200,020	8.35%	3,255,459	264,074	8.09%	8,947,398	675,344	7.55%
Commercial Mortgages and Construction Wholesale	147,297,238	10,766,296	7.31%	125,877,374	7,644,898	6.07%	90,701,292	5,567,060	6.14%
Residential Mortgages and Construction Retail	13,436,207	890,510	6.63%	14,518,615	945,843	6.51%	23,133,308	1,276,368	5.52%
All Other Loans	31,772,196	3,007,190	9.46%	27,144,851	2,418,231	8.91%	8,998,670	1,138,986	12.66%
Total (1)	231,418,672	17,622,128	7.61%	198,452,422	13,422,067	6.76%	170,191,619	11,425,762	6.71%

Total Interest-Earning Assets	327,003,484	21,645,293	6.62%	297,197,710	17,201,390	5.79%	258,132,664	14,536,444	5.63%

Allowance for Loan Losses	(2,177,263)			(1,909,294)			(1,769,585)
Cash and Due From Banks	9,130,543			7,853,303			8,678,793
Other Assets	12,893,312			10,815,249			8,906,063
Total Assets	$346,850,076			$313,957,968			$273,947,935

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$101,189,352	$1,211,901	1.20%	$96,113,368	$986,531	1.02%	$76,435,477	$752,547	0.98%
Savings Accounts	33,671,684	409,397	1.22%	26,890,218	136,530	0.51%	21,684,139	155,221	0.72%
Certificates of Deposit	77,183,169	2,383,392	3.09%	74,136,634	1,917,353	2.58%	63,182,395	1,751,582	2.77%
Certificates of Deposit of $100,000 and Over	9,771,290	309,159	3.16%	10,156,576	260,109	2.55%	18,287,421	503,905	2.76%
Other Borrowed Funds	31,143,663	1,363,507	4.38%	24,812,983	981,689	3.95%	23,985,934	952,910	3.97%
Trust Preferred Securities	5,000,000	350,823	7.02%	5,000,000	263,083	5.33%	5,000,000	257,852	5.16%

Total Interest-Bearing Liabilities	257,959,158	6,028,179	2.34%	237,109,779	4,545,295	1.91%	208,575,366	4,374,017	2.10%

Net Interest Spread (2)			4.28%			3.86%			3.53%

Non-interest Bearing Demand Deposits	57,792,902			49,622,127			41,318,131
Other Liabilities	3,447,534			2,536,002			2,310,536
Total Liabilities	319,199,594			289,267,908			252,204,033
Shareholders' Equity	27,650,482			24,690,060			21,743,902
Total Liabilities and Shareholders' Equity	$346,850,076			$313,957,968			$273,947,935

Net Interest Margin (3)		$15,617,114	4.78%		$12,656,095	4.25%		$10,162,427	3.94%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax equivalent basis.

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

The Company's net interest income increased on a tax equivalent basis by $2,961,019, or 23.4%, to $15,617,114 in 2005, from the $12,656,095 reported in 2004. As indicated in the Rate/Volume Table, the principal factor contributing to the 2005 increase in net interest income was an increase in the interest income of $2,380,579, resulting from increased balances in the loan portfolio components. This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

The Company's net interest income increased by $2,493,669, or 24.5%, to $12,656,095 in 2004, from the $10,162,427 reported in 2003. As indicated in the Rate/Volume Table, the principal factor contributing to the 2004 increase in net interest income was an increase in the interest income of $1,963,469, resulting from increased balances in the loan portfolio components. This was partially offset by an increase in interest expense resulting from increases in deposits components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2005 versus 2004			Year Ended December 31, 2004 versus 2003
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Commercial	$664,403	($55,312)	$609,091	($775,423)	$156,440	($618,983)
Installment	(69,690)	5,636	(64,054)	(459,586)	48,316	(411,270)
Commercial Mortgages and Construction- Wholesale	1,430,352	1,691,046	3,121,398	2,141,328	(63,491)	2,077,838
Residential Mortgages and Construction- Retail	(70,464)	15,131	(55,333)	(559,545)	229,020	(330,525)
All Other Loans	425,978	162,981	588,959	1,616,696	(337,450)	1,279,245
Total loans	2,380,579	1,819,482	4,200,061	1,963,469	32,836	1,996,304
Investment Securities :
Collat. Mortg. Obligations / Mortg. Backed Securities	(450,907)	271,856	(179,051)	381,290	195,832	577,123
States and political subdivisions	477,537	(70,848)	406,689	117,251	(7,253)	109,999
Total Investment Securities	26,630	201,008	227,638	498,542	188,580	687,122
Federal Funds Sold / Short-Term Investments	(4,011)	20,215	16,204	(23,048)	4,567	(18,481)
Total Interest Income	2,403,198	2,040,705	4,443,903	2,438,963	225,983	2,664,945

Interest Expense :
Money Market and NOW Accounts	51,775	173,595	$225,370	203,409	30,574	233,984
Savings Accounts	58,265	214,602	272,867	37,484	(56,175)	(18,691)
Certificates of Deposit	83,271	382,768	466,039	285,817	(120,047)	165,771
Certificates of Deposit of $100,000 And Over	(9,825)	58,875	49,050	(205,392)	(38,404)	(243,796)
Other Borrowed Funds	262,592	119,226	381,818	33,576	(4,797)	28,779
Trust Preferred Securities	-	87,740	87,740	0	5,231	5,231
Total interest expense	446,078	1,036,806	1,482,884	354,893	(183,617)	171,277
Net Interest Income	$1,957,120	$1,003,900	$2,961,019	$2,084,069	$409,600	$2,493,668

Average interest earning assets increased by $29,805,774, or 10.0%, to $327,003,484 in 2005 from $297,198,710 in 2004, consisting primarily of an increase in 2005 of $32,966,250 in loans partially offset by a decrease of $3,035,633 in investment securities compared to 2004. Led by commercial mortgages and construction loans, the Bank's average loan portfolio grew by 16.6% and loan yields averaged 7.61% in 2005, 85 basis points higher than in 2004. This increase was primarily the result of 2005 loan growth at floating yields amid the increasing interest rate environment that continued during the year. The Bank's average investment securities portfolio decreased 3.1%, and the yield on that portfolio increased 37 basis points in 2005 compared to 2004, primarily as a result of the reduced level of premium amortization on mortgage-backed securities due to the rising rate environment that continued throughout the year 2005. Net premium amortization for 2005 was

$139,507 compared to $350,168 for 2004. Overall, the yield on interest earning assets increased 83 basis points to 6.62% in 2005 from 5.79% in 2004.

Average interest earning assets increased by $39,065,046, or 15.1%, to $297,197,710 in 2004 from $258,132,644 in 2003, with increases in 2004 of $28,260,803 in loans and $12,873,644 in investment securities compared to 2003. Led by commercial mortgages and construction loans, the Bank's average loan portfolio grew by 16.6%, and loan yields averaged 6.76%, in 2004, 5 basis points higher than 2003. This increase was primarily the result of 2004 loan growth at floating yields amid the increasing interest rate environment that evolved during the latter part of the year. The Bank's average investment securities portfolio grew 15.2%, and the yield on that portfolio increased 22 basis points, in 2004 compared to 2003, primarily as a result of the reduced level of premium amortization on mortgage-backed securities due to the rising rate environment that evolved during the latter portion of 2004. Net premium amortization for 2004 was $350,168 compared to $1,190,853 for 2003. Overall, the yield on interest earnings assets increased 16 basis points to 5.79% in 2004 from 5.63% in 2003.

Interest expense increased by $1,482,884, or 32.6%, to $6,028,179 for 2005, from $4,545,295 for 2004. This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level. Savings accounts increased on average by $6,781,466 in 2005 as compared to 2004, contributing to the funding of loan portfolio growth. The cost on these deposits increased 71 basis points in 2005 from 2004. Average interest bearing liabilities rose 8.8% in 2005 from 2004. The cost of total interest-bearing liabilities increased 43 basis points to 2.34% in 2005 from 1.91% in 2004.

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

Average non-interest bearing demand deposits increased by $8,170,775, or 16.5%, to $57,792,902 in 2005 from $49,622,127 in 2004. Expansion of the branch network and the resulting new business relationships have generated most of this increase. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Non-Interest Income

Non-interest income increased by $89,618, or 3.5%, to $2,646,861 in 2005 from $2,557,242 in 2004. Non-interest income in 2004 increased by $155,893, or 6.5%, from a total of $2,401,349 for 2003.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues increased by $175,610, or 34.1%, to $690,104 in 2005 from $514,494 in 2004. Service charge revenue totaled $559,698 in 2003. This component of non-interest income represented 26.1%, 20.1%, and 23.3% of the total non-interest income in 2005, 2004, and 2003, respectively. Service charge income increased in 2005 principally due to management's actions to restructure service charges and fees based on the results of a comparative study of market fees performed in early 2005. During 2005, new fees were assessed on accounts overdrawn for drawing on uncollected funds plus a new fee for processing incoming wire transfers was initiated. Service charge income decreased in 2004 as a result of the Bank waiving service charges on new accounts during the period of branch expansion, and a decreasing number of accounts subject to service charges. Management continues to utilize a strategy of requiring compensating balances from its commercial customers. Those who meet balance requirements are not assessed service charges.

Gain on sale of loans held for sale increased by $70,861, or 5.2%, to $1,444,521 for 2005, from $1,373,660 for 2004. Gain on sale of loans held for sale totaled $1,284,913 in 2003. Market interest rates on 30-year fixed rate mortgages fell consistently during 2004, and into the first half of 2005. Consumer refinance of home loans, which, along with a strong housing market, led to the Bank achieving high levels in mortgage origination volumes and mortgage loan sale gains, as newly-originated loans were sold at higher than normal spreads due to the consistently lower level of market interest rates. The rising rate environment that evolved during late 2004 and continued throughout 2005 has not significantly impacted the mortgage market and resultant secondary loan sales as long term rates have not increased at the same pace as short term rates.

Non-interest income also includes income from bank-owned life insurance ("BOLI") which amounted to $235,430 for 2005 compared to $312,496 for 2004. The Bank purchased $6.0 million in tax-free BOLI assets in 2002 and $2.0 million in 2005, which partially offset the cost of employee benefit plans and reduced the overall effective tax rate. The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products or services and prices charged by competitor financial institutions amid the Bank's competitive market.

The Company recorded net losses on sales of securities available for sale of $271,871 in 2005 versus net gains on sales of $27,545 in 2004. These portfolio transactions in 2005 and 2004 were primarily the result of modest portfolio restructurings. Their purpose was to improve the Company's longer-term interest rate risk position.

Non-Interest Expenses

Non-interest expenses increased by $1,897,264, or 21.1%, to $10,887,225 in 2005, from $8,989,961 in 2004. Non-interest expenses in 2004 increased 25.4% to $8,989,961 from $7,168,722 in 2003. The largest increase in non-interest expenses in 2005 compared to 2004 was in salaries and employees benefits. To a lesser extent, occupancy, and other non-interest expenses also reflect increases for the comparable periods. The largest increase in non-interest expenses in 2004 compared to 2003 was in salaries and employee benefits and, to a lesser extent, other non-interest expenses, as indicated in the table below. The following table presents the major components of non-interest expenses for the years 2003 through 2005.

Non-interest Expenses
	2005	2004	2003
Salaries and employee benefits	$5,894,200	$4,955,587	$3,979,655
Occupancy expense	1,365,930	1,071,463	818,545
Equipment expense	491,735	464,928	434,933
Marketing	292,352	274,095	225,860
Date processing services	623,001	636,076	498,081
Regulatory, professional and other fees	1,102,691	542,001	548,440
Office expense	401,490	462,586	312,055
All other expenses	715,826	583,225	351,153
Total	$10,887,225	$8,989,961	$7,168,722

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $938,613, or 18.9%, to $5,894,200 in 2005 compared to $4,955,587 in 2004. The 2005 increase is primarily due to (a) increased staffing levels for all of 2005 as a result of the opening of three new branch locations plus a new loan production office during 2004 plus (b) normal employee salary increases. These expenses increased in 2004 by $975,932, or 24.5%, over the $3,979,655 reported for 2003.      The increase in the level of salaries and employee benefits for 2004 versus 2003 reflects the increase in staffing levels due to the branch expansion program plus normal salary increases. Salaries and employee benefits as a percentage of average assets were 1.70% in 2005, 1.58% in 2004 and 1.45% in 2003. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, management expects the expenses for employees will increase in 2006. See "Recent Accounting Pronouncements".

For 2005, occupancy expense increased by $294,467, or 27.5%, to $1,365,930 from $1,071,463 for 2004. The increase in occupancy expense for 2005 compared to 2004 was a result of the 2004 branch expansion program which included new office space rentals, maintenance, and other related expenses. The increase in occupancy expense in 2004 compared to 2003 was due primarily to contractual rent increases at most of the Bank's branch offices.

The occupancy expense component of total non-interest expense as a percentage of average assets was 0.39% in 2005, 0.34% in 2004 and 0.30% in 2003, respectively.

Regulatory, professional and other fees increased by $560,690, or 103.4%, to $1,102,691 in 2005 compared to $542,001 in 2004 as the Company incurred increased legal, independent accountant and consultant fees primarily as a result of new compliance requirements contained in Section 404 of the Sarbanes - Oxley Act.

The Bank's ratio of non-interest expense to average assets was 3.14% for 2005 compared to 2.86% for 2004 and 2.62% for 2003.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank's efficiency ratio increased modestly in 2005 to 60.7% compared to 59.8% in 2004 and 57.7% in 2003.

Financial Condition

Cash and Cash Equivalents

At December 31, 2005, cash and cash equivalents totaled $12,137,750 compared to $7,924,409 at December 31, 2004. Cash and cash equivalents at December 31, 2005 consisted of cash and due from banks of $9,394,929 and federal funds sold/short-term investments of $2,742,821. The corresponding balances at December 31, 2004 were $7,898,395 and $26,014, respectively. The higher balances of cash and cash equivalents at December 31, 2005 were primarily due to late December 2005 interest-bearing deposits balances raised to fund loan growth and manage the Bank's liquidity position.

Securities

The Bank's investment securities portfolio amounted to $90,995,028, or 24.4% of total assets at December 31, 2005, compared to $97,755,786, or 29.1% of total assets at December 31, 2004. On an average balance basis, the investment securities portfolio represented 29.0% and 32.9% of average interest-earning assets for the years ended December 31, 2005 and 2004, respectively. The average yield earned on the portfolio was 4.22% in 2005, an increase of 37 basis points from 3.85% earned in 2004.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. At December 31, 2005, available-for-sale securities amounted to $69,236,658, a decrease of $16,351,991 from December 31, 2004. The Company recorded net losses on sales of securities available for sale of $271,871 in 2005 versus net gains on sales of $27,545 in 2004.

Proceeds from maturities and prepayments of securities available for sale amounted to $17,074,576 in 2005 and $29,011,317 in 2004. At December 31, 2005, the portfolio had net unrealized losses of $1,274,157, compared to net unrealized losses of $170,875 at December 31, 2004. These unrealized gains and losses are reflected net of tax in shareholders' equity as other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At December 31, 2005, securities held to maturity were $21,758,370, an increase of $9,591,233 from $12,167,137 at December 31, 2004. The market value of the held-to-maturity portfolio at December 31, 2005 was $21,521,026, resulting in a net unrealized loss of $237,344.

The amortized cost, estimated market value and weighted average yield of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in "Held to maturity - Due in one year or less."

	Amortized Cost	Estimated Market Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$4,620,617	$4,611,487	2.56%
Due after one year through five years	14,657,111	14,359,729	3.91%
Due after five years through ten years	15,131,245	14,905,727	4.73%
Due after ten years	36,101,843	35,359,715	4.95%

Total	$70,510,816	$69,236,658	4.53%

Held to maturity-
Due in one year or less	$4,180,681	$4,168,393	2.24%
Due after one year through five years	3,067,600	3,087,895	5.52%
Due after five years through ten years	3,248,929	3,215,590	5.38%
Due after ten years	11,261,161	11,049,148	5.62%

Total	$21,758,371	$21,521,026	4.92%

* computed on a tax equivalent basis.

Loans

The loan portfolio, which represents the Bank's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank's primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans. Total loans averaged $231,418,672 during 2005, an increase of $32,966,250, or 16.6%, compared to an average of $198,452,422 in 2004. Growth in the average loan portfolio balance was generated primarily by an increase of $21,419,864, or 17.0%, in commercial mortgage and construction wholesale loans. At December 31, 2005, total loans amounted to $240,014,349 compared to $210,653,051 at December 31, 2004, an increase of $29,361,298, or 13.9%. The average yield earned on the loan portfolio was 7.61% in 2005 compared to 6.76% in 2004, an increase of 85 basis points. This increase is primarily due to the rising interest rate environment that evolved during the last half of 2004 and continued throughout 2005.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$109,862,614	46%	$88,027,024	42%	$56,971,265	35%	$32,342,880	21%	$29,385,096	24%
Residential real estate loans	8,602,975	4%	9,815,366	5%	8,059,032	5%	9,032,228	6%	11,634,097	9%
Commercial and commercial real estate loans	104,448,196	43%	96,021,077	46%	83,840,831	51%	89,415,759	59%	62,442,753	50%
Loans to individuals	16,441,994	7%	16,002,619	7%	13,236,895	8%	14,851,742	10%	15,587,772	12%
Lease financing	21,073	0%	74,543	0%	1,054,198	1%	4,773,528	4%	5,717,826	5%
All other loans	637,497	0%	712,422	0%	788,085	0%	642,599	0%	169,939	0%

Total	$240,014,349	100%	$210,653,051	100%	$163,950,306	100%	$151,049,736	100%	$124,937,483	100%

The rising interest rate environment that existed throughout 2005, especially the rising average prime rate, and competitive loan pricing resulted in the increased portfolio components discussed in the following paragraphs.

Commercial loans averaged $36,519,005 for 2005, an increase of $8,861,882, or 32.0%, compared to $27,656,123 for 2004. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. The average yield on the commercial loan portfolio decreased 20 basis points to 7.55% in 2005 from 7.75% in 2004.

Commercial mortgages and construction wholesale loans averaged $147,297,238 for 2005, an increase of $21,419,864, or 17.0%, compared to $125,877,374 for 2004. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower. Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the commercial mortgages and construction wholesale loan portfolio increased 124 basis points to 7.31% for 2005 from 6.07% for 2004.

Residential mortgages and construction retail loans averaged $13,436,207 for 2005, a decrease of $1,082,408, or 7.5%, compared to $14,518,615 for 2004. These loans consist primarily of residential mortgage loans, home equity loans and business loans secured by residential real estate. The average yield on this portfolio increased 12 basis points to 6.63% for 2005 from 6.51% for 2004.

The following table provides information concerning the interest rate sensitivity of the Bank's commercial and commercial real estate loans and construction loans at December 31, 2005.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & Commercial real estate	$20,314,514	$25,946,870	$58,186,812	$104,448,196
Construction Loans	87,006,197	22,856,417	-	109,862,614
Total	$107,320,711	$48,803,287	$58,186,812	$214,310,810

Fixed rate loans	$2,793,963	$18,190,392	$6,074,785	$27,059,139
Floating rate loans	104,526,748	30,612,895	52,112,028	187,251,671
Total	$107,320,711	$48,803,287	$58,186,812	$214,310,810

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

The Bank's policy with regard to non-accrual loans is that generally, loans are placed on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

 Non-performing loans decreased by $279,182, or 25.1%, to $833,359 at December 31, 2005, from $1,112,541 at December 31, 2004. This decrease is primarily due to a decrease of $216,261 in non-accrual loans to $833,150 at December 31, 2005 compared to $1,049,411 at December 31, 2004. Management believes that the borrowing relationships representing the balance of non-performing loans at December 31, 2005 are well collateralized and present minor risk of financial loss to the Company. The table below sets forth non-performing assets and risk elements in the Bank's portfolio by type for the years indicated. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $279,182, or 25.1%, to $833,359 at December 31, 2005 from $1,112,541 at December 31, 2004. Non-performing assets represented 0.22% of total assets at December 31, 2005 and 0.33% at December 31, 2004. Non-performing loans as a percentage of total loans were 0.32% at December 31, 2005, compared to 0.50% at December 31, 2004.

The Bank had no loans classified as restructured loans or potential problem loans at December 31, 2005 and 2004.

At December 31, 2005, the Bank had $209 in loans that were 90 days or more past due but still accruing interest income compared to $63,130 of loans in this category of non-performing loans at December 31, 2004. Management's decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.

Non-Performing Assets and Loans
	2005	2004	2003	2002	2001
Non-Performing loans:
Loans 90 days or more past due and still accruing	$209	$63,130	$0	$2,156	$0
Non-accrual loans	833,150	1,049,411	330,783	156,156	618,102
Total non-performing loans	833,359	1,112,541	330,783	158,312	618,102
Other real estate owned	0	0	8,971	9,492	0
Total non-performing assets	$833,359	$1,112,541	$339,754	$167,804	$618,102

Non-performing loans to total loans	0.32%	0.50%	0.20%	0.10%	0.49%
Non-performing assets to total assets	0.22%	0.33%	0.12%	0.06%	0.28%

Management takes a proactive approach in addressing delinquent loans. The Company's President meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for each of the loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at fifteen days past-due.

In most cases, the Company's collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less estimated selling costs, or at cost. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the asset is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company's primary lending emphasis is the origination of commercial and commercial real estate loans including construction loans. Based on the composition of the loan portfolio, the primary risks inherent in it are deteriorating credit quality, increases in interest rates, a decline in the economy, and a decline in New Jersey real estate market values. Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan and lease losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management's assessment of probable estimated losses. The Company's methodology for assessing the adequacy of the allowance for loan and lease losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

During the quarterly review of the allowance for loan and lease losses, the Company considers a variety of factors that include:

  General economic conditions.

  Trends in charge-offs.

  Trends and levels of delinquent loans.

  Trends and levels of non-performing loans, including loans over 90 days delinquent.

  Trends in volume and terms of loans.

  Levels of allowance for specific classified loans.

  Credit concentrations.

The specific reserve for high risk loans is established for specific commercial loans, commercial real estate loans, and construction loans which have been identified by management as being high risk loan assets. These high risk loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, and for the various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factor which may cause future losses to deviate from historical levels.

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At December 31, 2005, management believed that the allowance for loan losses and nonperforming loans was adequate.

The table below presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2005	2004	2003	2002	2001
Balance, beginning of period	$2,005,169	$1,786,632	$1,669,882	$1,414,495	$1,132,555

Provision charged to operating expenses	405,000	240,000	240,000	240,000	300,000

Loans charged off:
Construction loans	-	-	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	(39,150)	(17,070)	(115,698)	(7,034)	(20,297)
Loans to individuals	(13,653)	(5,203)	(7,968)	(1,148)	(676)
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	(52,803)	(22,273)	(123,666)	(8,182)	(20,973)
Recoveries:
Construction loans	-	-	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	1,498	750		20,296
Loans to individuals	2,511	60	416	3,273	2,913
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	4,009	810	416	23,569	2,913
Net (charge offs) / recoveries	(48,794)	(21,463)	(123,250)	15,387	(18,060)

Balance, end of period	$2,361,375	$2,005,169	$1,786,632	$1,669,882	$1,414,495

Loans:
At year end	$256,772,083	$220,580,932	$163,950,306	$151,049,736	$124,937,483
Average during the year	231,418,672	198,452,422	170,191,619	145,159,286	123,944,552
Net (charge offs) recoveries to average loans outstanding	(0.02%)	(0.01%)	(0.07%)	0.01%	(0.01%)

Allowance for loan losses to:
Total loans at year end	0.92%	0.91%	1.09%	1.11%	1.13%
Non-performing loans	283.36%	180.23%	540.12%	270.16%	228.84%

At December 31, 2005, the allowance for loan losses was $2,361,375 compared to $2,005,169 at December 31, 2004, an increase of $356,206, or 17.8%. The ratio of the allowance for loan losses to total loans at December 31, 2005 and 2004 was 0.92% and 0.91%, respectively. The allowance for loan losses as a percentage of non-performing loans was 283.36% at December 31, 2005, compared to 180.23% at December 31, 2004. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $405,000 and $240,000, respectively, for the years ended December 31, 2005 and 2004. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The increase in the provision for the year ended December 31, 2005 was primarily due growth of the loan portfolio and increased watch list loans. Management believes the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to the manageable balances in non-accrual loans and management's assessment of economic conditions in the Bank's marketplace. Net charge offs/recoveries amounted to a net charge off of $48,794 in 2005 compared to a net charge off of $21,463 in 2004.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate	$1,393,211	43%	$1,183,050	46%	$1,054,113	52%	$985,230	60%	$707,248	51%
Construction	578,537	46%	491,266	41%	375,193	34%	350,675	21%	325,334	23%
Residential real estate	141,683	4%	120,310	5%	107,198	5%	100,193	6%	127,305	9%
Loans to individuals	236,138	7%	200,517	8%	178,663	8%	166,988	10%	169,739	12%
Lease financing	4,723	0%	4,010	0%	53,599	1%	50,096	3%	70,725	5%
Unallocated	7,084	0%	6,016	0%	17,866	0%	16,699	0%	14,144	0%

	$2,361,375	100%	$2,005,169	100%	$1,786,632	100%	$1,669,882	100%	$1,414,495	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Bank offers a variety of products designed to attract and retain customers, with the Bank's primary focus being on building and expanding long-term relationships. Deposits in 2005 averaged $279,608,397, an increase of $22,689,474, or 8.8%, compared to $256,918,923 for 2004. At December 31, 2005, total deposits were $305,809,467, an increase of $28,922,434, or 10.4%, from $276,887,033 at December 31, 2004. The average rate paid on the Bank's interest-bearing deposit balances for 2005 was 1.94%, increasing from the 1.59% average rate for 2004.

The significant contributor to the level of deposit growth in the year ended December 31, 2005 were non-interest bearing demand deposits, which increased by $11,892,221, or 23.4%, to $62,686,802 at December 31, 2005 from $50,794,581 at December 31, 2004. Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank's premier money market product, 1ST Choice accounts, also increased by $5,075,984, or 5.3%, to an average of $101,189,352 in 2005 from an average of $96,113,368 in 2004. The average cost of interest bearing demand deposits increased 18 basis points to 1.20% in 2005 compared to 1.02% in 2004.

Savings accounts increased by $22,236,528, or 81.4%, to $49,547,438 at December 31, 2005 from $27,310,910 at December 31, 2004. The average balance of savings accounts for 2005 increased by $6,781,466 to $33,671,684 compared to an average balance of $26,890,218 for 2004. During April 2005, the Bank introduced 1ST Choice Super Savings, a new high yield savings account. By the end of the year 2005, this product had attracted over $18.0 million in new deposit balances.

Average non-interest bearing demand deposits increased by $8,170,775, or 16.5%, to $57,792,902 for 2005 from $49,622,127 for 2004. At December 31, 2005, non-interest bearing demand deposits totaled $62,686,802, an increase of 23.4% compared to $50,794,581 at December 31, 2004. Non-interest bearing demand deposits represent a stable, interest-free source of funds. Growth in business and personal checking accounts through the Bank's marketing programs generated most of the current year increase.

Time deposits consists primarily of retail certificates of deposit and certificates of deposit of $100,000 and over. Time deposits at December 31, 2005 were $91,095,333, an increase of $2,395,876, or 2.7%, from $88,699,457 at December 31, 2004. The retail certificates of deposit component of time deposits increased by $3,046,535, or 4.1%, to an average of $77,183,169 for 2005 from an average of $74,136,634 for 2004. The average cost of these deposits increased by 51 basis points to 3.09% for 2005 from 2.58% for 2004.

Certificates of deposit of $100,000 and over decreased by $385,286, or 3.8%, to an average of $9,771,290 for 2005 from an average of $10,156,576 for 2004. The average cost for these deposits increased by 61 basis points to 3.16% for 2005 compared to 2.55% for 2004. Certificates of deposit of $100,000 and over are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds.

The following table illustrates the components of average total deposits for the past three years.

Average Deposit Balances
	2005		2004		2003
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand deposits	$57,792,902	20.67%	$49,622,127	19.31%	$41,318,131	18.70%
Money market and NOW accounts	101,189,352	36.19%	96,113,368	37.41%	76,435,477	34.60%
Savings deposits	33,671,684	12.04%	26,890,218	10.46%	21,684,139	9.82%
Certificates of deposit of $100,000 or more	9,771,290	3.49%	10,156,576	3.95%	18,287,421	8.28%
Other time deposits	77,183,169	27.60%	74,136,634	28.87%	63,182,395	28.60%
Total	$279,608,397	100.00%	$256,918,923	100.00%	$220,907,563	100.00%

Other Borrowings

Other borrowings are mainly comprised of Federal Home Loan Bank ("FHLB") borrowings and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds increased by $6,330,680, or 25.5%, to $31,143,663 for 2005 from the average balance of $24,812,983 for 2004. This increase is primarily due to the fact that loan portfolio growth exceeded deposit growth. The average cost of other borrowed funds increased 43 basis points to 4.38% for 2005 compared to 3.95% for 2004.

The balance of other borrowings was $28,500,000 at December 31, 2005, consisting of long-term FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. The balance of other borrowings at December 31, 2004 consisted of FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000. The average cost of other borrowed funds decreased 2 basis points to 3.95% for 2004 compared with 3.97% for 2003.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Securities sold under agreements to repurchase are summarized as follows:

	2005	2004	2003
Balance outstanding at year end	-	-	$1,921,015
Weighted average interest rate at year end	-	1.27%	1.15%
Average daily balance outstanding during year	-	$1,674,172	$2,290,866
Weighted average interest rate during year	-	1.28%	1.46%
Highest month-end outstanding balance	-	$1,941,042	$2,562,549

Shareholders' Equity and Dividends

Shareholders' equity increased by $3,006,483, or 11.2%, to $29,796,867 at December 31, 2005, from $26,790,384 at December 31, 2004. Book value per common share increased by $0.95, or 12.3%, to $8.67 at December 31, 2005 from $7.72 at December 31, 2004. The increase in shareholders' equity and book value per share resulted primarily from net income of $4,560,127, less the effect of stock buybacks and the unrealized holding loss on securities held for resale.

During the period January 1, 2000 - December 31, 2005, the Company achieved a five year compounded growth rate for shareholders' equity of 14.4%. The Company's book value per share has also increased over this period at a compounded growth rate of 14.9%. In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993. A 5% stock dividend was declared in each of the years 2005, 2004 and 2003. The Company also declared a two-for-one stock split on January 20, 2005 and paid February 28, 2005 to shareholders of record on February 10, 2005.

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "FCCY".

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation. For information on regulatory capital, see Note 15 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$3,848,473	$0	$0	$0	$3,848,473

Commitments to sell residential loans	$16,757,734	$0	$0	$0	$16,757,734

Contractual Obligations

The following table shows the significant contractual obligations of the Company by expected payment period as of December 31, 2005. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Long-term debt obligations	$15,500,000	$0	$0	$3,000,000	$12,500,000
Operating lease obligation	$6,320,296	$676,981	$1,881,677	$618,811	$3,052,827
Purchase obligations	$820,000	$605,000	$215,000	$0	$0
Certificates of deposit	$91,095,333	$66,082,431	$17,215,316	$7,797,586	$0

Long-term debt obligations includes fixed term borrowings from the Federal Home Loan Bank. The borrowings have defined terms and under certain circumstances are callable at the option of the lender. Operating leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indices. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consists primarily of contractual obligations under data processing service agreements.

The Company also has commitments and obligations under its employee benefit plans as described in Note 11 to the Consolidated Financial Statements.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due.

Liquidity management refers to the Company's ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank's ability to meet its liquidity needs. On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities. On the liability side, the primary source of liquidity is the ability to generate core deposits. Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

The Bank has established a borrowing relationship with the FHLB and its correspondent banks which further supports and enhances liquidity.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At December 31, 2005, the balance of cash and cash equivalents was $12,137,750.

Net cash provided by operating activities decreased by $9,512,080, or 98.6%, to $133,562 for 2005 from $9,645,642 for 2004. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and net amortization of premiums on securities. During 2005, a lower sales volume of loans held for sale resulted in less cash proceeds realized from this operating activity.

Net cash used in investing activities decreased by $28,454,689, or 51.4%, to $26,910,068 for 2005 from $55,364,757 for 2004. The decrease in cash usage for 2005 compared to 2004 resulted from decreases in loans and purchases of securities.

Net cash provided by financing activities increased by $7,950,791, or 20.4%, to $30,989,847 for 2005 from $38,940,638 for 2004. The cash provided in 2005 resulted primarily from the increase in total deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During 2005, prepayments and maturities of investment securities totaled $17,434,749. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

 Interest Rate Sensitivity Analysis

The largest component of the Bank's total income is net interest income, and the majority of the Bank's financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

The following tables set forth certain information relating to the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2005.

Interest Rate Sensitivity Analysis At December 31, 2005					Total Within One Year	One Year To Two Years	Non-interest Sensitive and Over Two Years	Total
($ in thousands)	Interest Sensitivity Period
	30 Day	90 Day	180 Day	365 Day
Earning Assets:
Total Investment Securities	$740	$9,199	$1,804	$4,671	$16,414	$13,325	$61,256	$90,995
Loans	154,085	4,826	5,050	8,393	172,354	16,740	50,920	240,014
Other Interest-earning assets	19,747	-	-	-	19,747	-	21,739	41,486
	174,572	14,025	6,854	13,064	208,515	30,065	133,915	372,495

Source of Funds:
Savings and time deposits	32,338	15,126	17,657	29,475	94,596	28,345	29,551	152,492
Other interest-bearing liabilities	76,067	-	5,000	-	81,067	2,640	48,424	124,131
Non-interest-bearing sources	-	-	-	-	-	-	95,872	95,872
	108,405	15,126	22,657	29,475	175,663	30,985	173,847	372,495

Asset (Liability Sensitivity Gap:
Period Gap	$67,167	($1,101)	($15,803)	($16,411)	$32,852	($920)	($31,932)	$0
Cumulative Gap	$67,167	$65,066	$49,263	$32,852	$32,852	$31,932
Cumulative Gap to Total Assets	17.8%	17.5%	13.2%	8.8%	8.8%	8.6%

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore has focused its efforts on increasing the Bank's spread by attracting lower-costing retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby the model estimates the variance in net income with a change in interest rates of plus or minus 200 basis points over 12 and 24 month periods. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

Recent Accounting Pronouncements

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company anticipates using the modified prospective transition method with the adoption of this standard. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance on the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of Statement 123(R) and to enhance the information received by investors and other users of the financial statements.

In March 2005 the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on the Company's financial position or results of operations.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005.  The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's results of operations or financial position.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions". The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed Interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is scheduled to be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by Management. At December 31, 2005 and 2004, the Company's variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$44,923,000	$43,305,000	$42,049,000
Change		($1,617,000)	($2,873,000)
Change as a % of assets		(-0.43%)	(-0.77%)

December 31, 2004

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$38,221,000	$34,681,000	$35,641,000
Change		($3,540,000)	($2,580,000)
Change as a % of assets		(-1.05%)	(-0.77%)

Item 8. Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided on pages F-1 through F-23 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officers have concluded that the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because the Company is not an "Accelerated Filer" as defined in Rule 12b-2 of the Exchange Act, the Company is not required to file Management's annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended, until the Company's first fiscal year ending on or after July 15, 2007.       The Company currently expects to file these reports pursuant to Items 308(a) and (b) at such time as the Company is required to do so.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption "Directors and Executive Officers."

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders under the captions "Stock Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions.

This information required by this item is incorporated by reference from the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption "Certain Transactions With Management."

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountants is incorporated by reference to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of 1st Constitution Bancorp.
Consolidated Balance Sheet - December 31, 2005 and 2004.

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows - years Ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Report of Independent Registered Public Accounting Firm - KPMG LLP

These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2005.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.
3.	Exhibits
Exhibit No.		Description
3	(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Form 10-K filed with the SEC on March 24, 2005).
3	(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-QSB filed with the SEC on May 14, 2003)
4.1		Specimen Share of Common Stock (incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 22, 2002)
4.2

Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

4.3

Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

Exhibit No.	Description
4.4

Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

4.5

Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company's Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company's Form 8-A12G filed with the SEC on March 18, 2004).

10.1	#	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.2	#	1st Constitution Bancorp Directors' Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.3	#	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.4	#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.5	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-QSB filed with the SEC on August 9, 2002)
10.6	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-QSB filed with the SEC on August 9, 2002)
10.7	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company's Form 10-SB filed with the SEC on June 15, 2001)
10.8	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company's Form 10-SB filed with the SEC on June 15, 2001)
10.9	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company's Form 10-SB filed with the SEC on June 15, 2001)

Exhibit No.	Description
10.10	#	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB filed with the SEC on March 20, 2003)
10.11	#

Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the SEC on March 25, 2004)

10.12	#

Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed with the SEC on August 11, 2004)

10.13	#

Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed with the SEC on August 11, 2004)

10.14	#

Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed with the SEC on December 22, 2004)

10.15	#

Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed with the SEC on December 22, 2004)

10.16	#

Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company's Form 8-K filed with the SEC on February 24, 2005)

10.17	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005).
10.18	#

Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

10.19	#

Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

10.20	#

Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

21	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

Exhibit No.	Description
23.2	*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

* #	Filed herewith. A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
(b)	Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c)	Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

1ST CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st Constitution Bancorp:

We have audited the consolidated balance sheet of 1st Constitution Bancorp and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
1st Constitution Bancorp:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of 1st Constitution Bancorp and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 1st Constitution Bancorp and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
February 6, 2004

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS	2005	2004
CASH AND DUE FROM BANKS	$9,394,929	$7,898,395
FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	2,742,821	26,014
Total cash and cash equivalents	12,137,750	7,924,409
SECURITIES
Available for sale, at fair value	69,236,658	85,588,649
Held to maturity (fair value of $21,521,026 and $12,292,250 in 2005 and 2004, respectively)	21,758,370	12,167,137
Total securities	90,995,028	97,755,786
LOANS HELD FOR SALE	16,757,734	9,927,881
LOANS	240,014,349	210,653,051
Less- Allowance for loan losses	(2,361,375)	(2,005,169)
Net loans	237,652,974	208,647,882
PREMISES AND EQUIPMENT, net	2,596,852	2,324,219
ACCRUED INTEREST RECEIVABLE	1,234,523	1,444,493
BANK-OWNED LIFE INSURANCE	8,828,932	6,643,502
OTHER ASSETS	2,291,673	1,162,268
Total assets	$372,495,466	$335,830,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$62,686,802	$50,794,581
Interest bearing	243,122,665	226,092,452
Total deposits	305,809,467	276,887,033
OTHER BORROWINGS	28,500,000	25,200,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	1,288,040	982,020
ACCRUED EXPENSES AND OTHER LIABILITIES	1,946,092	816,003
Total liabilities	342,698,599	309,040,056
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value; 30,000,000 shares authorized; 3,490,806 and 3,477,202 shares issued and 3,437,266 and 3,471,743 shares outstanding as of December 31, 2005 and 2004, respectively	25,589,320	22,255,402
Retained earnings	5,981,803	4,725,257
Treasury Stock, at cost, 53,540 shares and 5,458 shares at December 31, 2005 and 2004, respectively	(1,008,998)	(86,896)
Accumulated other comprehensive income (loss)	(765,258)	(103,379)
Total shareholders’ equity	29,796,867	26,790,384
Total liabilities and shareholders’ equity	$372,495,466	$335,830,440

 1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$17,622,128	$13,422,067	$11,425,762
Interest on securities:
Taxable	3,017,885	3,196,936	2,619,813
Tax-exempt	660,878	386,088	311,764
Interest on Federal funds sold and short-term investments	27,181	10,977	29,458
Total interest income	21,328,072	17,016,068	14,386,797

INTEREST EXPENSE:
Interest on deposits	4,313,849	3,300,523	3,163,255
Interest on securities sold under agreements to repurchase and other borrowed funds	1,363,507	981,689	952,910
Interest on redeemable subordinated debentures	350,823	263,083	257,852
Total interest expense	6,028,179	4,545,295	4,374,017
Net interest income	15,299,893	12,470,773	10,012,780
PROVISION FOR LOAN LOSSES	405,000	240,000	240,000
Net interest income after provision for loan losses	14,894,893	12,230,773	9,772,780
NON-INTEREST INCOME:
Service charges on deposit accounts	690,104	514,494	559,698
Gain on sale of loans held for sale	1,444,521	1,373,660	1,284,913
(Loss)/gain on sale of securities available for sale	(271,871)	27,545	-
Income on Bank-owned life insurance	235,430	312,496	261,301
Other income	548,677	329,047	295,437
Total other income	2,646,861	2,557,242	2,401,349

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,894,200	4,955,587	3,979,655
Occupancy expense	1,365,930	1,071,463	818,545
Other operating expenses	3,627,095	2,962,911	2,370,522
Total other expenses	10,887,225	8,989,961	7,168,722
Income before income taxes	6,654,529	5,798,054	5,005,407
INCOME TAXES	2,094,402	1,960,340	1,776,907
Net income	$4,560,127	$3,837,714	$3,228,500
NET INCOME PER SHARE
Basic	$1.32	$1.11	$0.94
Diluted	$1.27	$1.08	$0.89
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,452,317	3,448,548	3,441,125
Diluted	3,588,558	3,584,217	3,609,140

 1ST CONSTITUTION BANCORP
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

  For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2002	$17,320,091	$2,978,873	($119,844)	$815,722	$20,994,842
Exercise of stock options, net	188,822	(275,674)	114,327		27,475

5% stock dividend declared December 2003, including fractional share cash payments (74,541 shares)	2,185,915	(2,185,915)
Comprehensive Income:

Net income – 2003		3,228,500			3,228,500
Unrealized gain on securities available for sale, net of tax (benefit) of ($335,754)				(665,561)	(665,561)
Comprehensive Income					2,562,939

BALANCE, December 31, 2003	$19,694,828	$3,745,784	($5,517)	$150,161	$23,585,256
Exercise of stock options, net and issuance of vested shares under employee benefit programs	(290,277)		468,176		177,899

Treasury Stock, 16,661 shares at cost			(549,555)		(549,555)

5% stock dividend declared December 2004, including fractional share cash payments	2,850,851	(2,858,241)			(7,390)

Comprehensive Income:
Net income – 2004		3,837,714			3,837,714
Unrealized loss on securities available for sale net of tax (benefit) of ($151,962)				(253,540)	(253,540)
Comprehensive Income					3,584,174

BALANCE, December 31, 2004	$22,255,402	$4,725,257	($86,896)	($103,379)	$26,790,384

Exercise of stock options, net and issuance of vested	30,336		338,837		369,173
shares under employee benefit programs

Treasury Stock, 66,699 shares at cost			(1,260,939)		(1,260,939)

5% stock dividend declared December 2005, including fractional share cash payments	3,303,582	(3,303,582)			0

Comprehensive Income:
Net income – 2005		4,560,127			4,560,127
Unrealized loss on securities available for sale net of tax benefit of $503,290				(662,631)	(662,631)
Comprehensive Income					3,897,496

BALANCE, December 31, 2005	$25,589,320	$5,981,803	($1,008,998)	($765,258)	$29,796,867

 1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$4,560,127	$3,837,714	$3,228,500
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	405,000	240,000	240,000
Depreciation and amortization	523,441	385,106	327,446
Net amortization of premiums on securities	139,507	350,168	1,190,853
Gain on sale of loans held for sale	(1,444,521)	(1,373,660)	(1,284,913)
Loss (gain) on sale of securities available for sale	271,871	(27,545)	-
Originations of loans held for sale	(73,491,347)	(75,514,197)	(91,972,465)
Income on Bank-owned life insurance	(235,430)	(312,496)	(261,301)
Proceeds from sales of loans held for sale	68,106,015	82,365,958	94,150,868
Deferred tax benefit	(233,589)	(149,400)	(122,557)
Decrease (increase) in accrued interest receivable	209,970	(275,478)	93,988
(Increase) decrease in other assets	(113,591)	289,628	78,600
Increase (decrease) increase in accrued interest payable	306,020	75,444	(305,326)
Decrease (increase) increase in accrued expenses and other liabilities	1,130,089	(245,600)	(734,717)

Net cash provided by operating activities	133,562	9,645,642	4,628,976

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(15,511,405)	(34,116,716)	(62,222,441)
Held to maturity	(9,969,659)	(6,883,726)	(198,102)
Proceeds from maturities and prepaymentsof securities -
Available for sale	17,074,576	29,011,317	57,073,223
Held to maturity	360,173	894,985	1,164,762
Proceeds from sales of securities available for sale	13,292,413	3,801,399	-
Purchase of Bank owned life insurance	(1,950,000)	-	-
Net increase in loans	(29,410,092)	(46,724,208)	(13,023,820)
Capital expenditures	(796,074)	(1,347,808)	(412,021)

Net cash used in investing activities	(26,910,068)	(55,364,757)	(17,618,399)

FINANCING ACTIVITIES:

Issuance of common stock, net	28,352	177,899	27,475
Purchase of Treasury Stock	(1,260,939)	(549,555)	-
Net increase in demand, savings and time deposits	28,922,434	31,533,309	21,204,260

Net decrease in securities sold under agreements to repurchase	-	(1,921,015)	(633,800)
Net advances (repayments) in other borrowings	3,300,000	9,700,000	(2,500,000)

Net cash provided by financing activities	30,989,847	38,940,638	18,097,935

Increase (decrease) in cash and cash equivalents	4,213,341	(6,778,477)	5,108,512

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,924,409	14,702,886	9,594,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,137,750	$7,924,409	$14,702,886
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$5,722,159	$4,469,851	$4,679,343
Income taxes	2,040,016	2,429,565	1,909,578

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1. Summary of Significant Accounting Policies

1ST Constitution Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey. The Company is parent to 1st Constitution Bank (the "Bank"), a state chartered commercial bank. The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eight additional branch offices in downtown Cranbury, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey and a loan production office in Fort Lee, New Jersey.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1ST Constitution Capital Trust I (the "Trust") (for periods prior to December 31, 2003) and the Bank and the Bank's wholly-owned subsidiaries, 1ST Constitution Investment Company of Delaware, Inc. and FCB Assets Holdings, Inc. All significant inter-company accounts and transactions have been eliminated. In accordance with the Company's adoption of Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company de-consolidated the accounts and related activity of 1st Constitution Capital Trust I as of December 31, 2003.

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

Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at estimated market value, except for Federal Home Loan Bank stock, which is carried at cost. Unrealized gains and losses on such securities are recorded as a separate component of shareholders' equity. Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's results of operations or financial position.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This pool of insurance, due to the advantages of the Bank, is profitable to the Company. This profitability is used to offset a portion of future benefit cost increases. The Bank's deposits fund BOLI and the earnings from BOLI are recognized as noninterest income.

 Loans And Loans Held For Sale

Loans that management intended to hold to maturity are stated at the principal amount outstanding, net of unearned income. Unearned income is recognized over the lives of the respective loans, principally using the effective interest method. Income from direct financing leases is recorded over the life of the lease under the financing method of accounting. The investment includes the sum of aggregate rentals receivable and the estimated residual value of leased equipment, less deferred income. Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations. When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired. Smaller balance homogenous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are excluded from consideration for impairment. Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan's effective interest rate or the underlying value of collateral for collateral dependent loans. When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible. Loans held for sale are carried at the aggregate lower of cost or market value. Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Bank originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Bank records the servicing assets retained in accordance with SFAS No. 140. The Bank records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value. Gains and losses on sales are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that an entity engage in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

The Bank adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. Implementation issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133." is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. The Bank periodically enters into commitments with the customers, which it intends to sell in the future.

The Bank adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45), on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve available for losses or expected on extensions of credit. Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered.

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process. It is this process that produces the watch list. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish loan loss reserves. In general, for non-homogeneous loans not individually assessed, and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based delinquency status, loan type, and industry historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information that is often subjective and changing rapidly.

Loans are placed in a nonaccrual status when the ultimate collectibility of principal or interest in whole, or part, is in doubt. Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection. Impaired loans, in accordance with SFAS 114, are evaluated individually.

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

Share-Based Compensation

Stock-based compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Included below are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure" which assumes the fair value based method of accounting had been adopted.

	2005	2004	2003
Net income -
As reported	$4,560,127	$3,837,714	$3,228,500
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	40,277	25,538	17,548
Pro forma	$4,519,850	$3,812,175	$3,210,952

Net income per share -
As reported -
Basic	$1.32	$1.11	$0.94
Diluted	$1.27	$1.08	$0.89
Pro forma -
Basic	$1.31	$1.10	$0.93
Diluted	$1.26	$1.07	$0.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003; dividend yield of 0%; expected volatility of 35% in 2005, 2004 and 2003; risk-free interest rates of 4.39%, 3.60% and 3.27%, respectively; and expected lives of 5 years.

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company anticipates using the modified prospective transition method with the adoption of this standard. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan. The Company's contributions to the 401(k) plan are expensed as incurred. The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan. The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method. Weighted average shares for the basic net income per share computation for the years ended December 31, 2005, 2004 and 2003 were 3,452,317 3,448,548 and 3,441,125, respectively. For the diluted net income per share computation, common stock equivalents of 136,241, 135,669 and 168,015 are included for the years ended December 31, 2005, 2004 and 2003, respectively. All share information reported in the statements of income reflects a 5% stock dividend declared December 15, 2005 paid on January 31, 2006 to shareholders of record on January 17, 2006.

Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items . Comprehensive income is the charge in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources .

The income tax effects allocated to comprehensive loss are as follows :

	December 31, 2005			December 31, 2004
	Before Tax	Tax Benefit	Net of Tax	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Unrealized losses during the period	($1,375,153)	$549,399	($825,754)	($377,957)	$141,696	($236,261)

Reclassification adjustment	(271,871)	108,748	(163,123)	27,545	(10,266)	17,279

Other comprehensive loss	($1,103,282)	$440,651	($662,631)	($405,502)	$152,962	($253,540)

Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of changes in shareholders' equity.

Variable Interest Entities

Management has determined that the 1st Constitution Capital Trust I (the "Trust") qualifies as a variable interest entity under FASB Interpretation 46 ("FIN 46"). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company's consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

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

Segment Information

SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision-maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments to create one reportable segment, "Community Banking."

The Company's community banking segment consists of construction, commercial, retail and mortgage banking. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company. For example, construction and commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential real estate lending.

2. Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type as of December 31, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$34,032,814	$7,198	$977,560	$33,062,452
Mortgage backed securities	29,250,341	90,286	302,193	29,038,434
Obligations of State and
Political subdivisions	3,855,988	1,332	65,063	3,792,257
FHLB stock and other securities	3,371,673	0	28,158	3,343,515

	$70,510,815	$98,817	$1,372,974	$69,236,658

Held to maturity-
Mortgage backed securities	$5,807,730	$7,233	$206,275	$5,608,688
Obligations of State and
Political subdivisions	15,950,641	108,524	146,827	15,912,337

	$21,758,370	$115,757	$353,102	$21,521,026

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$57,848,615	$85,649	$538,057	$57,396,206
Mortgage backed securities	20,877,821	412,179	53,848	21,236,152
Obligations of State and
Political subdivisions	3,883,354	3,070	47,662	3,838,762
FHLB stock and other securities	3,149,734	0	32,205	3,117,529

	$85,759,524	$500,897	$671,772	$85,588,649

Held to maturity-
Mortgage backed securities	$604,705	$24,174	$0	$628,879
Obligations of State and
Political subdivisions	11,562,432	164,247	63,308	11,553,371

	$12,167,137	$188,421	$63,308	$12,292,250

The amortized cost, estimated market value and weighted average yield of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in "Held to maturity - Due in one year or less."

	Amortized Cost	Estimated Market Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$4,620,617	$4,611,487	2.56%
Due after one year through five years	14,657,111	14,359,729	3.91%
Due after five years through ten years	15,131,245	14,905,727	4.73%
Due after ten years	36,101,843	35,359,715	4.95%

Total	$70,510,816	$69,236,658	4.53%

Held to maturity-
Due in one year or less	$4,180,681	$4,168,393	2.24%
Due after one year through five years	3,067,600	3,087,895	5.52%
Due after five years through ten years	3,248,929	3,215,590	5.38%
Due after ten years	11,261,161	11,049,148	5.62%

Total	$21,758,371	$21,521,026	4.92%

* computed on a tax equivalent basis.

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and December 31, 2004 are as follows:

2005	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$16,355,981	($335,803)	$13,395,221	($641,757)	$29,751,202	($977,560)

Mortgage backed securities	25,099,031	(333,369)	3,905,417	(175,099)	29,004,448	(508,468)

Obligations of State and Political
Subdivisions	9,849,588	(88,838)	4,597,019	(123,052)	14,446,607	(211,890)

FHLB stock and other securities	0	0	1,435,715	(28,158)	1,435,715	(28,158)

Total temporarily impaired securities	$51,304,600	($758,010)	$23,333,372	($968,066)	$74,637,972	($1,726,076)

2004	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$22,717,689	($181,022)	$9,408,192	($357,035)	$32,125,881	($538,057)

Mortgage backed securities	3,992,374	(35,020)	1,480,487	(18,828)	5,472,861	(53,848)

Obligations of State and Political
subdivisions	8,988,653	(110,970)	0	0	8,988,653	(110,970)

FHLB stock and other securities	0	0	1,428,345	(32,205)	1,428,345	(32,205)

Total temporarily impaired securities	$35,698,716	($327,012)	$12,317,024	($408,068)	$48,015,740	($735,080)

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

The Company recorded net losses on sales of securities available for sale of $271,871 in 2005 and net gains on sales of $27,545 in 2004. These portfolio transactions in 2005 and 2004 were primarily the result of modest portfolio restructurings. Their purpose was to improve the Company's longer-term interest rate risk position. There were no sales of securities in 2003.

As of December 31, 2005 and 2004, securities having a book value of $32,388,166 and $17,367,486, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

3. Loans and Loans Held for Sale

Loans are as follows:

	2005	2004
Construction loans	$109,862,614	$88,027,024
Residential real estate loans	8,602,975	9,815,366
Commercial and commercial real estate	104,448,196	96,021,077
Loans to individuals	16,441,994	16,002,619
Lease financing	21,073	74,543
All other	637,497	712,422
	$240,014,349	$210,653,051

The Bank's business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $16,757,734 at December 31, 2005 and $9,927,769 at December 31, 2004. The Bank sells residential mortgage loans in the secondary market on a non-recourse basis. The related loan servicing rights are generally released to the purchaser. Loans held for sale at December 31, 2005 and 2004 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2005 and 2004.

4. Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2005	2004	2003
Balance, beginning of year	$2,005,169	$1,786,632	$1,669,882
Provision charged to operations	405,000	240,000	240,000
Loans charged off	(52,803)	(22,273)	(123,666)
Recoveries of loans charged off	4,009	810	416
Balance, end of year	$2,361,375	$2,005,169	$1,786,632

The amount of loans which were not accruing interest amounted to $833,150 and $1,049,411 at December 31, 2005 and 2004, respectively. Impaired loans totaled $833,150 and $1,049,411 at December 31, 2005 and 2004, respectively. There was no valuation allowance on impaired loans at December 31, 2005 and December 31, 2004. Loans 90 days or more past due and still accruing totaled $209 at December 31, 2005, $63,130 at December 31, 2004 and zero at December 31, 2003.

Additional income before taxes amounting to $111,340, $80,698 and $16,993 would have been recognized in 2005, 2004 and 2003, respectively, if interest on all loans had been recorded based upon original contract terms. No interest was recognized on non-accrual loans in 2005, 2004 or 2003. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003, was approximately $941,280, $690,097, and $240,949, respectively.

5. Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2005 is as follows:

Balance, beginning of year	$4,491,192
Loans granted	1,201,426
Repayments of loans	(3,060,456)
Balance, end of year	$2,632,162

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2005 and 2004.

6. Premises And Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2005	2004
Land		$241,784	$ -
Building	40 Years	735,579	417,928
Leasehold improvements	10 Years	1,379,023	1,242,504
Furniture and equipment	3 - 15 Years	2,845,959	2,751,749
		5,202,345	4,412,181

Less Accumulated depreciation		(2,605,493)	(2,087,962)
		$2,596,852	$2,324,219

7. Deposits

Deposits consist of the following:

	2005	2004
Demand
Non-interest bearing	$62,686,802	$50,794,581
Interest bearing	102,479,894	110,082,085
Savings	49,547,438	27,310,910
Time	91,095,333	88,699,457
	$305,809,467	$276,887,033

Individual time deposits $100,000 or greater amounted to $3,385,000 and $13,178,791 at December 31, 2005 and 2004, respectively. As of December 31, 2005, time deposits mature as follows: $66,082,431 in 2006; $12,865,872 in 2007; $4,349,444 in 2008; $6,098,419 in 2009; and $1,699,167 in 2010.

8. Other Borrowings

The balance of other borrowings was $28,500,000 at December 31, 2005, consisting of long-term FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. The balance of other borrowings at December 31, 2004 consisted of FHLB borrowings of $15,500,000 and overnight funds purchased of $9,700,000.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

The FHLB advances as of December 31, 2005 mature as follows:

2005
Within one year	$ 8,000,000
Over two to three years	-
Over three to four years	3,000,000
Over four to five years	12,500,000
Over five years	-
Total	$23,500,000

These callable advances have original maturity dates of five to ten years and call dates of one year to five years. After the original call period expires, the borrowings are callable quarterly. Due to the call provisions, expected maturities could differ from contractual maturities.

Securities sold under agreements to repurchase are summarized as follows:

	2005	2004	2003
Balance outstanding at year end	-	-	$1,921,015
Weighted average interest rate at year end	-	1.27%	1.15%
Average daily balance outstanding during year	-	$1,674,172	$2,290,866
Weighted average interest rate during year	-	1.28%	1.46%
Highest month-end outstanding balance	-	$1,941,042	$2,562,549

9. Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (the "Trust"), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. The Trust utilized the $5.0 million proceeds along with $155,000 invested in the Trust by the Company to purchase $5,155,000 of subordinated debentures issued by the Company. The Subordinated Debentures have terms that mirror the Trust Preferred Securities. The Trust exists for the sole purpose of issuing Trust Preferred Securities. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. The Trust is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust to pay amounts when due on the Trust Preferred Securities.

Management has determined that the 1st Constitution Capital Trust I (the "Trust") qualifies as a variable interest entity under FASB Interpretation 46 ("FIN 46"). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company's consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004. The Company adopted the provisions under FIN 46 and accordingly deconsolidated the Trust as of December 31, 2003.

10. Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2005	2004	2003
Federal-
Current	$1,955,941	$1,836,439	$1,537,053
Deferred	(198,849)	(127,181)	(104,330)
	1,757,887	1,709,258	1,432,723
State
Current	372,050	273,301	362,411
Deferred	(34,740)	(22,219)	(18,227)
	337,310	251,082	344,184

	$2,094,402	$1,960,340	$1,776,907

A comparison of income tax expense at the Federal statutory rate in 2005, 2004 and 2003 to the Company's provision for income taxes is as follows:

	2005	2004	2003
Federal income tax	$2,262,540	$1,971,338	$1,701,838
Add (deduct) effect of:
State income taxes net of federal income tax effect	213,276	165,714	227,161
Tax-exempt interest income	(224,699)	(131,270)	(106,000)
Bank-owned life insurance	(80,046)	(106,249)	(88,842)
Other items, net	(76,669)	60,807	42,750

Provision for income taxes	$2,094,402	$1,960,340	$1,776,907

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004
Deferred tax assets-
Allowance for loan losses	$943,133	$800,864
Employee Benefits	327,718	168,116
Unrealized loss on securities available for sale	508,899	95,106
Other	8,221	13,126

Total deferred tax assets	1,787,971	1,077,212

Deferred tax liabilities-
Unrealized gain on securities available for sale	-	26,858
Other	86,971	23,593
Total deferred tax liabilities	86,971	50,451
Net deferred tax asset	$1,701,000	$1,026,761

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. However, there can be no assurances about the level of future earnings.

11. Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Bank provided a matching contribution of 50% in 2005, 2004 and 2003 up to 6% of base compensation. Employer contributions to the plan amounted to $78,899 in 2005, $67,864 in 2004, and $57,830 in 2003.

Benefit Plans

The Bank maintains a salary continuation plan for key executives and a director deferred compensation plan for its board members. The plans provide for yearly retirement benefits to be paid over a specified period. In addition, there is an officer group term replacement plan for divisional officers. The present value of the benefits accrued under these plans as of December 31, 2005 and 2004 is approximately $820,527 and $420,921, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $399,606, $420,921 and $233,845 is included in the accompanying consolidated statement of income for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the benefit plans, the Bank purchased $6.0 million in life insurance policies on the lives of its executives, directors and divisional officers. During 2005, the Bank purchased an additional $2.0 million. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $8.8 million and $6.6 million as of December 31, 2005 and 2004, respectively.

12. Share Based Compensation

The Company's shareholders have approved stock option plans and stock grant plans for directors and key employees. The Company has also entered into an employment agreement pursuant to which additional options and stock grants were awarded to its President. The Bank accounts for the award of stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

A summary of the status of the Company's stock options at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price
Outstanding, at beginning of year	198,833	$5.99	264,384	$5.07	299,066	$4.59
Granted	18,690	18.97	12,128	16.51	8,567	12.70
Exercised	(22,540)	8.08	(75,795)	4.62	(43,248)	3.16
Forfeited	-	-	(1,883)	10.25	-	-

Outstanding, at end of year	194,983	$5.50	198,833	$5.99	264,385	$5.07
Weighted average fair value of options granted during the year		$7.55		$12.76		$10.65

The following table summarizes information about options outstanding at December 31, 2005:

Options outstanding				Options exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	average	Outstanding at	Average
Range of	December 31,	Contractual	exercise	December 31,	Exercise
exercise prices	2005	life in years	price	2005	Price
$3.01 - $4.45	76,442	0.9	$3.07	76,442	$3.07
$5.02 - $5.46	49,793	3.5	5.45	49,793	5.45
$7.58 - $10.90	20,785	4.5	7.65	20,444	7.64
$11.42 - $16.51	29,273	8.1	13.90	16,860	13.27
$16.95 - $19.76	18,690	9.8	18.97	3,738	18.97
$3.01 - $19.76	194,983	3.9	$5.50	167,277	$5.30

13. Commitments and Contingencies

As of December 31, 2005, future approximate minimum rental payments under non-cancelable operating leases are as follows:

2006	$676,981
2007	656,332
2008	614,526
2009	610,819
2010	618,811
Thereafter	3,052,827
$6,230,296

Rent expense aggregated $762,725, $694,997 and $557,592 for the years ended December 31, 2005, 2004 and 2003, respectively.

Commitments With Off-Balance Sheet Risk

The statement of condition does not reflect various commitments relating to financial instruments which are used in the normal course of business. Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company's financial position. These instruments include commitments to extend credit and letters of credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Bank generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments. Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank was committed to advance $124,136,000 to its borrowers as of December 31, 2005.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation. Most of the Bank's financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Bank could be required to make equals the contract amount of the standby letters of credit and amounted to $3,848,473 at December 31, 2005. The Bank's recognized liability for financial standby letters of credit was $875,467 at December 31, 2004.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These contracts are used to reduce the Bank's market price risk during the period from the commitment date to the sale date. The notional amount of the Bank's forward sales contracts was approximately $16.8 million at December 31, 2005 and $9.9 million at December 31, 2004. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2005 and 2004.

Litigation

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated statement of condition. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Company's financial position or results of operations.

 14. Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Equipment expense	$491,735	$464,928	$434,933
Marketing	292,352	274,095	225,860
Computer services	623,001	636,076	498,081
Regulatory, professional and other fees	1,102,691	542,001	548,440
Office expense	401,490	462,586	312,055
All other expenses	715,826	583,225	351,153
	$3,627,095	$2,962,911	$2,370,522

15. Regulatory Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2005, the Bank met all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2005, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2005 and 2004 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005 -
Company
Total capital (to Risk Weighted Assets)	$37,923,500	13.30%	$22,817,040	8%	$28,521,300	≥10%
Tier I Capital (to Risk Weighted Assets)	35,562,125	12.47%	11,408,520	≥4%	17,112,780	≥6%
Tier I Capital (to Average Assets)	35,562,125	9.76%	14,580,112	≥4%	18,225,140	≥5%
Bank
Total capital (to Risk Weighted Assets)	$37,493,600	13.15%	$22,817,040	≥8%	$28,521,300	≥10%
Tier I Capital (to Risk Weighted Assets)	35,132,225	12.32%	11,408,520	≥4%	17,112,780	≥6%
Tier I Capital (to Average Assets)	35,132,225	9.64%	14,578,280	≥4%	18,222,850	≥5%

As of December 31, 2004 -
Company
Total capital (to Risk Weighted Assets)	$33,898,932	13.99%	$19,379,760	≥8%	$24,224,700	≥10%
Tier I Capital (to Risk Weighted Assets)	31,893,763	13.17%	9,689,880	≥4%	14,534,820	≥6%
Tier I Capital (to Average Assets)	31,893,763	10.16%	13,311,362	≥4%	16,639,203	≥5%
Bank
Total capital (to Risk Weighted Assets)	$33,566,803	13.86%	$19,374,000	≥8%	$24,217,500	≥10%
Tier I Capital (to Risk Weighted Assets)	31,561,634	13.03%	9,687,000	≥4%	14,530,500	≥6%
Tier I Capital (to Average Assets)	31,561,634	9.49%	13,308,440	≥4%	16,635,550	≥5%

The primary source of dividends paid to the Company's shareholders is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the "Banking Act") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

16. Estimated Fair Value Of Financial Instruments

The following is a summary of fair value versus the carrying value of the Bank's financial instruments. For the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments. Many of the Bank's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purpose of this note. Changes in assumptions could significantly affect these estimates.

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Securities available for sale	$69,236,658	$69,236,658	85,588,649	85,588,649
Securities held to maturity	21,758,370	21,521,026	12,167,137	12,292,250
Loans held for sale	16,757,734	16,757,734	9,927,881	9,927,881
Gross loans	240,014,349	241,109,000	210,653,051	211,588,000
Deposits	305,809,467	304,865,000	276,887,033	276,586,000
Other borrowings	28,500,000	28,584,000	25,200,000	25,968,000

Loan commitments and standby letters of credit as of December 31, 2005 and 2004 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

17. Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

The following financial statements of the Company should be read in conjunction with the notes to the consolidated financial statements.

CONDENSED STATEMENTS OF CONDITION

	December 31, 2005	December 31, 2004
Assets:
Cash	$31,328	$21,021
Investment securities available for sale	155,000	155,000
Investment in subsidiaries	34,361,360	31,458,256
Other assets	404,179	311,107
Total Assets	$34,951,867	$31,945,384

Liabilities And Shareholders' Equity
Subordinated debentures	$5,155,000	$5,155,000
Shareholders' equity	29,796,867	26,790,384
Total Liabilities and Shareholder's Equity	$34,951,867	$31,945,384

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003
Operating Income:
Interest Income	$10,875	$8,156	$7,994
Total Operating Income	10,875	8,156	7,994

Operating Expense:
Interest Expense	361,699	271,239	265,845
Other Expense	32,004	32,004	32,004
Total Operating Expense	393,703	303,243	297,849

Loss before income taxes and equity in undistributed income of Subsidiaries	(382,828)	(295,087)	(289,855)
Federal income tax benefit	(137,819)	(106,231)	(104,419)

Loss before equity in undistributed income of subsidiaries	(245,009)	(188,856)	(185,436)
Equity in undistributed income of subsidiaries	4,805,136	4,026,569	3,413,936
Net Income	$4,560,127	$3,837,714	$3,228,500

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$4,560,127	$3,837,714	$3,228,500
Adjustments:
Increase in other assets	(87,465)	(65,057)	(75,837)
Equity in undistributed income of subsidiaries	(4,805,136)	(4,026,569)	(3,413,936)
Net cash used In Operating Activities	(332,474)	(253,912)	(261,273)

Cash Flows from Investing Activities:
Repayment of investments in subsidiaries	342,781	261,693	269,373
Net cash provided by Investing Activities	342,781	261,693	269,373

Net increase in cash	10,307	7,781	8,100
Cash as of beginning of year	21,021	13,150	5,050
Cash as of end of year	$31,328	$21,021	$13,150

18. Unaudited Quarterly Financial Data

	2005
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$5,952,682	$5,518,301	$5,036,307	$4,820,782
Interest expense	1,750,817	1,591,652	1,405,594	1,280,116
Net interest income	4,201,865	3,926,649	3,630,713	3,540,666
Provision for loan losses	125,000	85,000	135,000	60,000
Net interest income after provision
for loan losses	4,076,865	3,841,649	3,495,713	3,480,666
Non-interest income	445,694	769,751	809,614	621,802
Non-interest expense	2,840,482	2,855,005	2,621,529	2,570,209
Income before income taxes	1,682,077	1,756,395	1,683,798	1,532,259
Income taxes	487,721	567,529	552,424	486,728
Net income	$1,194,356	$1,188,866	$1,131,374	$1,045,531

Net income per share :
Basic	$0.36	$0.34	$0.32	$0.30
Diluted	$0.34	$0.33	$0.31	$0.29

	2004
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$4,580,274	$4,403,646	$4,043,826	$3,988,322
Interest expense	1,230,950	1,211,334	1,069,777	1,033,234
Net interest income	3,349,324	3,192,312	2,974,049	2,955,088
Provision for loan losses	60,000	60,000	60,000	60,000
Net interest income after provision
for loan losses	3,289,324	3,132,312	2,914,049	2,895,088
Non-interest income	703,031	647,897	694,355	511,959
Non-interest expense	2,278,380	2,355,577	2,236,092	2,119,912
Income before income taxes	1,713,975	1,424,632	1,372,312	1,287,135
Income taxes	638,864	468,537	441,611	411,328
Net income	$1,075,111	$956,095	$930,701	$875,807

Net income per share :
Basic	$0.29	$0.28	$0.28	$0.26
Diluted	$0.28	$0.28	$0.27	$0.25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP
Date: March 10, 2006	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 10, 2006
Robert F. Mangano	(Principal Executive Officer)

/s/ CHARLES S. CROW, III	Chairman of the Board	March 10, 2006
Charles S. Crow, III

/s/ DAVID C. REED	Director	March 10, 2006
David C. Reed

	Director	March 10, 2006
William M. Rue

/s/ FRANK E. WALSH, III	Director	March 10, 2006
Frank E. Walsh, III

/s/ JOSEPH M. REARDON	Senior Vice President and Treasurer (Principal	March 10, 2006
Joseph M. Reardon	Accounting Officer)

1ST CONSTITUTION BANCORP
INDEX TO EXHIBITS

Exhibit No.			Description
3	(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Form 10-K filed with the SEC on March 24, 2005).
3	(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-QSB filed with the SEC on May 14, 2003)
4.1			Specimen Share of Common Stock (incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 22, 2002)
4.2

Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

4.3

Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

4.4

Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company's Form 10-QSB filed with the SEC on May 8, 2002)

4.5

Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company's Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company's Form 8-A12G filed with the SEC on March 18, 2004).

10.1		#	1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.2		#	1st Constitution Bancorp Directors' Deferral Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.3		#	1st Constitution Bancorp Directors Insurance Plan, dated as of October 1, 2002 (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)
10.4		#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 13, 2002)

Exhibit No.	Description
10.5	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company's Form 10-QSB filed with the SEC on August 9, 2002)
10.6	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company's Form 10-QSB filed with the SEC on August 9, 2002)
10.7	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company's Form 10-SB filed with the SEC on June 15, 2001)
10.8	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company's Form 10-SB filed with the SEC on June 15, 2001)
10.9	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company's Form 10-SB filed with the SEC on June 15, 2001)
10.10	#	Agreement for Consulting Services between the Company and Edward D. Knapp (incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB filed with the SEC on March 20, 2003)
10.11	#

Amendment to 1st Constitution Bancorp Directors Insurance Plan, dated as of February 19, 2004 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the SEC on March 25, 2004)

10.12	#

Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed with the SEC on August 11, 2004)

10.13	#

Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed with the SEC on August 11, 2004)

10.14	#

Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed with the SEC on December 22, 2004)

10.15	#

Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed with the SEC on December 22, 2004)

10.16	#

Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company's Form 8-K filed with the SEC on February 24, 2005)

10.17	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005).

Exhibit No.	Description
10.18	#

Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

10.19	#

Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

10.20	#

Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q filed with the SEC on August 8, 2005).

21	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	*	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

* #	Filed herewith. A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.