Form 10-Q
period 2006-03-31
1ST CONSTITUTION BANCORP
filed 2006-05-11
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of May 11, 2006, there were 3,444,762 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

Page

PART I.	FINANCIAL INFORMATION

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CASH AND DUE FROM BANKS	$10,743,710	$9,394,929
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	12,539	2,742,821
Total cash and cash equivalents	10,756,249	12,137,750
INVESTMENT SECURITIES:
Available for sale, at fair value	64,184,157	69,236,658
Held to maturity (fair value of $17,241,650 and $21,521,026 in 2006 and 2005, respectively)	17,496,090	21,758,370
Total investment securities	81,680,247	90,995,028
LOANS HELD FOR SALE	10,973,442	16,757,734
LOANS	252,810,235	240,014,349
Less- Allowance for loan losses	(2,533,891)	(2,361,375)
Net loans	250,276,344	237,652,974
PREMISES AND EQUIPMENT, net	2,732,548	2,596,852
ACCRUED INTEREST RECEIVABLE	1,940,971	1,234,523
BANK OWNED LIFE INSURANCE	8,909,532	8,828,932
OTHER ASSETS	1,798,597	1,291,673
Total assets	$369,067,930	$372,495,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$56,762,450	$62,686,802
Interest bearing	227,680,077	243,122,665
Total deposits	284,442,527	305,809,467

OTHER BORROWINGS	44,200,000	28,500,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000
ACCRUED INTEREST PAYABLE	1,321,327	1,288,040
ACCRUED EXPENSES AND OTHER LIABILITIES	3,122,662	1,946,092
Total liabilities	338,241,516	342,698,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,490,535 shares issued and 3,444,762 and 3,436,995 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	25,503,370	25,589,320
Retained earnings	7,236,561	5,981,803
Treasury Stock, shares at cost, 45,773 shares and 53,540 shares at March 31, 2006 and December 31, 2005, respectively	(885,834)	(1,008,998)
Accumulated other comprehensive (loss)	(1,027,683)	(765,258)
Total shareholders’ equity	30,826,414	29,796,867
Total liabilities and shareholders’ equity	$369,067,930	$372,495,466

   See accompanying notes to consolidated financial statements.

 1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$5,176,816	$3,911,938
Interest on securities:
Taxable	806,366	748,259
Tax-exempt	160,791	155,371
Interest on Federal funds sold and short-term investments	8,664	5,214

Total interest income	6,152,637	4,820,782

INTEREST EXPENSE:
Interest on deposits	1,350,330	953,190
Interest on securities sold under agreements to repurchase and other borrowed funds	466,337	251,926
Interest on redeemable subordinated debentures	101,844	75,000
Total interest expense	1,918,511	1,280,116
Net interest income	4,234,126	3,540,666

PROVISION FOR LOAN LOSSES	170,000	60,000
Net interest income after provision for loan losses	4,064,126	3,480,666

NON-INTEREST INCOME:
Service charges on deposit accounts	186,559	158,860
Gain on sale of loans held for sale	318,689	289,963
Income on Bank-owned life insurance	80,600	66,114
Other income	143,738	106,865

Total other income	729,586	621,802

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,685,022	1,353,996
Occupancy expense	318,984	350,215
Other operating expenses	1,086,022	865,998
Total other expense	3,090,028	2,570,209

Income before income taxes	1,703,684	1,532,259
INCOME TAXES	448,926	486,728
Net income	$1,254,758	$1,045,531

NET INCOME PER SHARE:
Basic	$0.36	$0.30
Diluted	$0.35	$0.29

   See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,254,758	$1,045,531
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	170,000	60,000
Depreciation and amortization	139,666	127,940
Net amortization of premiums on securities	15,830	48,617
Share-based compensation expense	31,337	-
Gain on sale of loans held for sale	(318,689)	(289,963)
Originations of loans held for sale	(10,572,208)	(10,236,037)
Income on Bank – owned life insurance	(80,600)	(66,114)
Proceeds from sales of loans held for sale	16,675,189	14,307,513
Increase in accrued interest receivable	(706,448)	(297,185)
Decrease (increase) in other assets	483,483	(7,037)
Increase (decrease) in accrued interest payable	33,287	(23,394)
Increase in accrued expenses and other liabilities	1,199,612	631,121

Net cash provided by operating activities	8,325,217	5,300,992
INVESTING ACTIVITIES:
Purchases of securities -
Held to maturity	-	(4,169,000)
Proceeds from maturities and prepayments of securities -
Available for sale	4,757,557	4,436,471
Held to maturity	4,257,226	50,407
Net increase in loans	(12,793,371)	(3,300,701)
Capital expenditures	(275,362)	(63,909)

Net cash used in investing activities	(4,053,950)	(3,046,732)

FINANCING ACTIVITIES:

Issuance of common stock, net	44,956	69,070
Purchase of treasury stock	(30,784)	(277,033)
Net decrease demand, savings and time deposits	(21,366,940)	(951,184)
Net advances (repayments) in other borrowings	15,700,00	(1,400,000)

Net cash used in financing activities	(5,652,768)	(2,559,147)

Increase (decrease) in cash and cash equivalents	(1,381,501)	(304,887)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR
	12,137,750	7,924,409
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$10,756,249	$7,619,522

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$1,885,224	$1,303,510
Income taxes	61,500	-

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2006 (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the weighted-average number of net shares that would be issued upon exercise of dilutive stock options and grants pursuant to the treasury stock method. All share information has been restated for the effect of a (i) 5% stock dividend declared December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended March 31, 2006
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$1,254,758	3,437,970	$0.36

Effect of dilutive securities
Options and Grants	-	132,143	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,254,758	3,570,113	$0.35

All options have been included in the computation of diluted earnings per share.

Three Months Ended March 31, 2005
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,045,531	3,450,553	$0.30

Effect of dilutive securities
Options and Grants	-	176,818	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,045,531	3,627,371	$0.29

All options have been included in the computation of diluted earnings per share.

Share-based Compensation

Effective January 1, 2006, the Company has adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123 (R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

Statement 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting For Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123 (R), if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 was disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing mode for future grants. The Company did not grant options in the first quarter of 2006. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

At March 31, 2006, the Company has four stock-based employee compensation plans. Share-based compensation of $23,042, net a tax benefit of $8,295, or $ .01 per share, was recognized for the three months ended March 31, 2006, which related to the unvested portion of options to acquire shares of Company common stock granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the quarter ended March 31, 2005 if Statement 123 (R) had been followed in that quarter is presented in the following table:

Three months ended March 31, 2005

Net income -
As reported	$1,045,531
Deduct: Share-based employee compensation determined under fair value based method for stock options, net of related tax effects	(6,385)
Pro forma	$1,039,146

Net income per share -
As reported -
Basic	$0.30
Diluted	$0.29
Pro forma -
Basic	$0.29
Diluted	$0.28

The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award. The excess tax benefits for the three months ended March 31, 2006 was not material.

Variable Interest Entities

Management has determined that the 1st Constitution Capital Trust I (the “Trust”) qualifies as a variable interest entity under FASB Interpretation 46 (“FIN 46”). The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. Prior to December 31, 2003, the Trust was included in the Company’s consolidated balance sheet and statements of income. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004, at which time the Trust was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company includes all of its $5.2 million in trust preferred securities in Tier 1 capital.

Segment Information

SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments to create one reportable segment, “Community Banking.”

The Company’s community banking segment consists of construction, commercial, retail and mortgage banking. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company. For example, construction and commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential real estate lending.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on March 10, 2006.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust I, the “Bank” refers to 1st Constitution Bank, and the “Trust” refers to 1st Constitution Capital Trust I.

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

The Bank operates nine branches, and manages an investment portfolio through its subsidiary, 1st Constitution Investment Company of Delaware, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

The Trust, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital.

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2006, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Share-based Compensation

The Company adopted the provisions of, and account for share-based compensation in accordance with, SFAS 123 (R) during the first quarter of fiscal 2006. The Company elected the modified prospective transition method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and other share-based compensation. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying stock.

The Company anticipates using historical information to estimate expected life and forfeitures within the valuation model, as permitted by the SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Expected volatility is based on historical volatility of the price of our common shares over the calculated expected life. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. Options granted to non-employee directors of the Company have been included in the calculations. The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods.

Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing all available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing company-specific historical data with data from other supportable sources and appropriately weighting each of the inputs. These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants and other share-based compensation. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of the Company’s share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123 (R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are differences among valuation models, and there is a possibility that the Company will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 1 of the financial statements for further information regarding the SFAS 123 (R) disclosures.

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1,254,758 for the three months ended March 31, 2006, an increase of 20.0% over the $1,045,531 for the three months ended March 31, 2005. Diluted net income per share was $0.35 for the three months ended March 31, 2006 compared to $0.29 reported for the three months ended March 31, 2005. All prior year share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

Key performance ratios continued to improve in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Return on average assets and return on average equity were 1.38% and 16.91%, respectively, for the three months ended March 31, 2006, compared to 1.27% and 15.82%, respectively, for the corresponding prior year period.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the first quarter of 2006. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004, eight meetings in 2005, and two meetings in the first quarter of 2006. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings in 2004, each of the eight meeting in 2005 as well as in each of the two meetings in 2006. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted in a 97 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing has resulted in a 38 basis point increase to the Company’s net interest margin in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the balance of 2006 and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 85.3% of the Company’s net revenues for the three-month period ended March 31, 2006 and 85.1% of net revenues for the three-month period ended March 31, 2005. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for the three month periods ended March 31, 2006 and 2005, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$483,077	$8,664	4.25%	$873,811	$5,214	2.42%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	69,219,694	806,366	4.66%	80,003,438	748,259	3.74%
States and Political Subdivisions	18,271,322	237,970	5.21%	17,123,571	229,949	5.37%
Total	87,491,016	1,044,336	4.77%	97,127,009	978,208	4.03%

Loan Portfolio:
Commercial	34,332,046	725,722	8.57%	33,696,372	592,970	7.14%
Installment	2,253,558	47,334	8.52%	2,288,152	48,041	8.51%
Commercial Mortgages	60,458,311	1,023,242	6.86%	54,991,486	939,639	6.93%
Construction Wholesale	113,070,788	2,383,285	8.55%	83,460,274	1,367,074	6.64%
Residential Mortgages	8,694,241	134,321	6.27%	9,615,717	145,230	6.13%
Construction Retail	3,015,598	63,031	8.48%	5,926,870	98,805	6.76%
Home Equity	14,078,520	244,354	7.04%	13,226,758	190,893	5.85%
SBA Loans	9,457,420	207,748	8.91%	4,929,217	93,071	7.66%
All Other Loans	14,159,045	347,780	9.96%	8,881,296	436,215	19.92%
Total	259,519,527	5,176,817	8.09%	217,016,142	3,911,938	7.31%

Total Interest-Earning Assets	347,493,620	6,229,817	7.27%	315,016,962	4,895,359	6.30%

Allowance for Loan Losses	(2,435,089)			(2,045,169)
Cash and Due From Bank	9,048,644			8,390,866
Other Assets	14,861,846			11,546,526
Total Assets	$368,969,021			$332,909,185
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$92,090,304	$319,961	1.41%	$109,285,655	$313,403	1.16%
Savings Accounts	45,132,485	176,325	1.58%	25,588,967	34,469	0.55%
Certificates of Deposit	90,217,039	829,426	3.73%	75,947,198	520,178	2.78%
Certificates of Deposit of $100,000 and Over	3,036,111	24,618	3.29%	12,088,531	85,140	2.86%
Federal Funds Purchased/Other Borrowed Funds	38,933,889	466,337	4.86%	23,180,000	251,926	4.41%
Redeemable Subordinated Debentures	5,000,000	101,844	8.15%	5,000,000	75,000	6.00%
Total Interest-Bearing Liabilities	274,409,828	1,918,511	2.84%	251,090,351	1,280,116	2.07%

Net Interest Spread			4.44%			4.23%

Demand Deposits	60,211,090			52,599,650
Other Liabilities	4,262,821			2,417,331
Total Liabilities	338,883,739			306,107,332
Shareholders’ Equity	30,085,282			26,801,853
Total Liabilities and Shareholders’ Equity	368,969,021			332,909,185

Net Interest Margin		$4,311,306	5.03%		$3,615,243	4.65%

The Company’s net interest income on a tax-equivalent basis increased by $696,063, or 19.3%, to $4,311,306 for the three months ended March 31, 2006 from the $3,615,243 reported for the three months ended March 31, 2005.

Average interest earning assets increased by $32,476,658, or 10.3%, to $347,493,620 for the quarter ended March 31, 2006 from $315,016,962 for the quarter ended March 31, 2005, with an increase of $42,503,385 in average total loans and a decrease of $9,635,993 in average investment securities in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The Bank’s average loan portfolio grew by 19.6% (where growth was focused on construction wholesale and commercial mortgage loans) when compared to the average loan portfolio for the first quarter of 2005. The yields on loans averaged 8.22% for the first quarter of 2006, increasing 78 basis points over the 7.31% yield on loans for the first quarter of 2005. The Bank’s average investment securities portfolio decreased by 9.9% and the yield on that portfolio increased by 74 basis points for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005. Overall, the yield on interest earning assets increased 97 basis points to 7.27% for the quarter ended March 31, 2006 when compared to 6.30% for the quarter ended March 31, 2005.

Average interest bearing liabilities increased by $23,319,477, or 9.3%, to $274,409,828 for the quarter ended March 31, 2006 from $251,090,351 for the quarter ended March 31, 2005. Certificates of deposit increased on average by $14,269,841 for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005, which helped fund the growth of the loan portfolio. The cost of certificates of deposit increased 95 basis points to 3.73% for the first quarter of 2006 compared to 2.78% for the first quarter of 2005. Overall, the cost of total interest bearing liabilities increased 77 basis points to 2.84% for the three months ended March 31, 2006 compared to 2.07% for the three months ended March 31, 2005.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 5.03% for the first three months of 2006 compared to 4.65% for the first three months of 2005.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2006 was $729,586, an increase of $107,784, or 17.3%, over non-interest income of $621,802 for the three months ended March 31, 2005.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues increased by $27,699, or 17.4%, to $186,559 for the three months ended March 31, 2006 from the $158,860 for the three months ended March 31, 2005. Service charge income increased in 2006 principally due to management’s actions during 2005 to restructure service charges and fees based on the results of a comparative study of market fees. New fees were assessed on overdrawn accounts and for processing incoming wire transfers.

Gain on sale of loans held for sale increased by $28,726, or 9.9%, to $318,689 for the three months ended March 31, 2006 when compared to $289,963 for the three months ended March 31, 2005. The rising rate environment that existed throughout 2005 and continued into the first quarter of 2006 has not significantly impacted the mortgage market and resultant secondary market loan sales since long term rates have not increased at the same pace as short term rates.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $80,600 for the three months ended March 31, 2006 compared to $66,144 for the three months ended March 31, 2005. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $143,738 for the three months ended March 31, 2006, compared to $106,865 for the three months ended March 31, 2005.

Non-Interest Expense

Non-interest expenses increased by $519,819, or 20.2%, to $3,090,028 for the three months ended March 31, 2006 from $2,570,209 for the three months ended March 31, 2005. The following table presents the major components of non-interest expenses for the three months ended March 31, 2006 and 2005.

Non-interest Expenses
	Three months ended March 31,
	2006	2005
Salaries and employee benefits	$1,685,022	$1,353,996
Occupancy expenses	318,984	350,215
Equipment expense	121,004	118,205
Marketing	109,098	88,060
Computer services	166,635	144,179
Regulatory, professional and other fees	391,391	210,868
Office expense	102,023	93,869
All other expenses	195,872	210,817
	$3,090,028	$2,570,209

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $331,026, or 24.4%, to $1,685,022 for the three months ended March 31, 2006 compared to $1,353,996 for the three months ended March 31, 2005. Staffing levels overall increased to 89 full-time equivalent employees at March 31, 2006 as compared to 81 full-time equivalent employees at March 31, 2005. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, management expects the expenses for employees will increase in 2006. See “Share-Based Compensation”.

Regulatory, professional and other fees increased by $180,523, or 85.6%, to $391,391 for the three months ended March 31, 2006 compared to $210,868 for the three months ended March 31, 2005. The Company chose to incur additional accounting and consulting fees primarily as a result of the new internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act in anticipation of the Company’s compliance in 2007.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio increased modestly to 62.3% for the three months ended March 31, 2006, compared to 61.7% for the three months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses was $170,000 for the three months ended March 31, 2006 and $60,000 for the three months ended March 31, 2005. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The increase in the provision for the three months ended March 31, 2006 compared to the provision for the three months ended March 31, 2005 was due principally to the growth of the loan portfolio, an increase in the amount of loans on the watch list from March 31, 2005, the balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace. Net charge offs/recoveries amounted to a net recovery of $2,515 for the three months ended March 31, 2006 compared to no charge offs or recoveries for the three months ended March 31, 2005. See “Allowance for Loan Losses” on page 16.

Financial Condition

March 31, 2006 Compared with December 31, 2005

Total consolidated assets at March 31, 2005 totaled $369,067,930, decreasing by $3,427,536 from $372,495,466 at December 31, 2005.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2006 totaled $10,756,249 compared to $12,137,750 at December 31, 2005. Cash and cash equivalents at March 31, 2006 consisted of cash and due from banks of $10,743,710 and Federal funds sold/short term investments of $12,539. The corresponding balances at December 31, 2005 were $9,394,929 and $2,742,821, respectively.

Securities

The Bank’s investment securities represented 22.1% of total assets at March 31, 2006 and 24.4% at December 31, 2005. Total investment securities decreased $9,314,781, or 10.2%, at March 31, 2006 to $81,680,247 from $90,995,028 at December 31, 2005.

Investment Securities available for sale totaled $64,184,157 at March 31, 2006, a decrease of $5,052,501, or 7.3%, from $69,236,658 at December 31, 2005. During the first three months of 2006, $9,014,783 of securities available for sale matured (predominantly U.S. government agency securities) and, among other uses, assisted in funding the growth in the loan portfolio.

Investment Securities held to maturity totaled $17,496,090 at March 31, 2006, a decrease of $4,262,280, or 19.6%, from $21,758,370 at December 31, 2005.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2006 and December 31, 2005.

Loan Portfolio Composition	March 31, 2006		December 31, 2005
Component	Amount	% of total	Amount	% of total
Construction loans	$123,749,128	49%	$109,862,614	46%
Residential real estate loans	8,312,887	3%	8,602,975	4%
Commercial and industrial loans	103,906,780	41%	104,448,196	43%
Loans to individuals	16,244,825	6%	16,441,994	7%
Lease financing	16,417	0.0%	21,073	0%
All other loans	580,198	1%	637,497	0%
	$252,810,235	100.0%	$240,014,349	100.0%

The loan portfolio increased $12,795,886, or 5.3%, at March 31, 2006 to $252,810,235 from $240,014,349 at December 31, 2005. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

The Bank’s policy with regard to non-accrual loans is that generally, loans are placed on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

Non-accrual loans amounted to $832,759 at March 31, 2006, compared to $833,150 at December 31, 2005. Management believes that non-performing loans at March 31, 2006 are generally well collateralized and do not present a major risk of financial loss to the Company. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type at March 31, 2006 and December 31, 2005. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for each of the loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at fifteen days past-due.

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less estimated selling costs, or at cost. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the asset is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

Non-Performing Assets and Loans	March 31	December 31
	2006	2005
Non-Performing loans:
Loans 90 days or more past due and still accruing	$118,249	$209
Non-accrual loans	832,759	833,150
Total non-performing loans	951,008	833,359
Other real estate owned	0	0
Total non-performing assets	$951,008	$833,359

Non-performing loans to total loans	0.36%	0.32%
Non-performing assets to total assets	0.26%	0.22%

The Company had no loans classified as restructured loans or potential problem loans at March 31, 2006 and December 31, 2005. Impaired loans totaled $832,759 at March 31, 2006 and $833,150 at December 31, 2005.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient in the opinion of management to absorb estimated credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit. The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Company.

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans, including construction loans. Based on the composition of the loan portfolio, the primary risks inherent in it are deteriorating credit quality, increases in interest rates, a decline in the economy, and a decline in New Jersey real estate market values. Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan and lease losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan and lease losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

During the quarterly review of the allowance for loan and lease losses, management of the Company considers a variety of factors that include:

•	General economic conditions.
•	Trends in charge-offs.
•	Trends and levels of delinquent loans.
•	Trends and levels of non-performing loans, including loans over 90 days delinquent.
•	Trends in volume and terms of loans.
•	Levels of allowance for specific classified loans.
•	Credit concentrations.

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At March 31, 2006, management believed that the allowance for loan losses and nonperforming loans was adequate.

The allowance for loan losses amounted to $2,533,891 at March 31, 2006, an increase of $172,516 from December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.00% at March 31, 2006 and 0.92% at December 31, 2005, respectively. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	March 31, 2006	December 31, 2005	March 31, 2005
Balance, beginning of period	$2,361,375	$2,005,169	$2,005,169
Provision charged to operating expenses	170,000	405,000	60,000

Loans charged off:
Construction loans	-		-
Residential real estate loans	-		-
Commercial and commercial real estate	-	(39,150)	-
Loans to individuals	(285)	(13,653)	-
Lease financing	-	-	-
All other loans	-	-	-
	(285)	(52,803)	-
Recoveries:
Construction loans	-		-
Residential real estate loans	-		-
Commercial and commercial real estate	-	1,498	-
Loans to individuals	2,800	2,511	-
Lease financing	-		-
All other loans	-		-
	2,800	4,009	-

Net (charge offs) / recoveries	2,515	(48,794)	-
Balance, end of period	$2,533,890	$2,361,375	$2,065,169

Loans:
At period end	$252,810,235	$256,772,083	$213,953,752
Average during the period	259,519,524	231,418,672	217,016,142
Net charge offs to average loans outstanding	0.00%	(0.02%)	0.00%
Allowance for loan losses to:
Total loans at period end	1.00%	0.92%	0.97%
Non-performing loans	266.44%	283.36%	184.72%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $21,366,940, or 7.0%, to $284,442,527 at March 31, 2006 from $305,809,467 at December 31, 2005. This decrease in total deposits was primarily the result of a $15,442,588 decrease in interest bearing deposits of $243,122,665 at December 31, 2005 to $227,680,077 at March 31, 2006, which management believes is the result of depositors with maturing time deposits moving funds from the Bank to other alternatives yielding higher rates.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at March 31, 2006 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchases of $20,700,000. The balance of other borrowings at December 31, 2005 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2006 totaled $30,826,414, an increase of $1,029,547, or 3.5%, from $29,796,867 at December 31, 2005. Book value per common share rose to $8.95 at March 31, 2006 from $8.67 at December 31, 2005.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $1,254,758 less the combined effects of stock buybacks and the increase in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq National Market System, under the symbol “FCCY.”

In July 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended March 31, 2006 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2006 and December 31, 2005 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006 -
Company
Total Capital to Risk Weighted Assets	$39,387,988	13.52%	$23,303,920	>8%	$29,129,200	>10%
Tier 1 Capital to Risk Weighted Assets	36,854,097	12.65%	11,651,960	>4%	17,477,940	>6%
Tier 1 Capital to Average Assets	36,854,097	9.99%	14,758,760	>4%	18,448,450	>5%
Bank
Total Capital to Risk Weighted Assets	$39,028,389	13.40%	$23,303,360	>8%	$29,129,200	>10%
Tier 1 Capital to Risk Weighted Assets	36,494,498	12.53%	11,651,680	>4%	17,477,520	>6%
Tier 1 Capital to Average Assets	36,494,498	9.89%	14,757,360	>4%	18,446,700	>5%

As of December 31, 2005 -
Company
Total Capital to Risk Weighted Assets	$37,923,500	13.30%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,562,125	12.47%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,562,125	9.76%	14,580,112	>4%	18,225,140	>5%
Bank
Total Capital to Risk Weighted Assets	$37,493,600	13.15%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,132,225	12.32%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,132,225	9.64%	14,578,280	>4%	18,222,850	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2006 the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2006, the balance of cash and cash equivalents was $10,756,249.

Net cash provided by operating activities totaled $8,325,217 in the three months ended March 31, 2006 compared to $5,300,992 in the three months ended March 31, 2005. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $4,053,950 in the three months ended March 31, 2006 compared to $3,046,732 used in investing activities in the three months ended March 31, 2005. The current period amount was the result of no securities purchases for the three months ended March 31, 2006.

Net cash used in financing activities amounted to $5,652,768 in the three months ended March 31, 2006 compared to $2,559,147 used in financing activities in the three months ended March 31, 2005. The current period amount resulted primarily from a decrease in deposits combined with an increase in other borrowings during the three months period ended March 31, 2006.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2006, maturities and prepayments of investment securities totaled $9,014,783. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2006 and December 31, 2005, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2006 and December 31, 2005.

Market Risk Analysis

March 31, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$46,094,000	$45,349,000	$42,802,000
Change		($744,000)	($3,292,000)
Change as a Percentage of Assets		(0.20%)	(0.89%)

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$44,923,000	$43,305,000	$42,049,000
Change		($1,617,000)	($2,873,000)
Change as a Percentage of Assets		(0.43%)	(0.77%)

Item 4.	Controls and Procedures.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2006.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2006	January 31, 2006	-	-	-	171,844
February 1, 2006	February 28, 2006	400	$19.42	400	171,444
March 1, 2006	March 31, 2006	1,272	$18.10	1,272	170,172
Total		1,672	$18.41	1,672	170,172

_________________

(1)

The Company’s common stock repurchase program covers a maximum of 173,617 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 5% stock dividend paid January 31, 2006.

Item 6.                      Exhibits.

3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)

10

Amended and Restated 1st Constitution Bancorp Directors’ Insurance Plan, effective as of June 16, 2005 (incorporated by reference to Exhibit No. 10 to the Company’s Form 8-K filed with the SEC on March 24, 2006)

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

_____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: May 11, 2006	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)