Form 10-Q
period 2006-06-30
1ST CONSTITUTION BANCORP
filed 2006-08-07
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 2, 2006, there were 3,453,674 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$7,997,038	$9,394,929
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	1,020,804	2,742,821
Total cash and cash equivalents	9,017,842	12,137,750
INVESTMENT SECURITIES:
Available for sale, at fair value	64,660,336	69,236,658
Held to maturity (fair value of $16,892,486 and $21,521,026 in 2006 and 2005, respectively)	17,436,619	21,758,370
Total investment securities	82,096,955	90,995,028
LOANS HELD FOR SALE	12,950,636	16,757,734
LOANS	264,520,397	240,014,349
Less- Allowance for loan losses	(2,692,737)	(2,361,375)
Net loans	261,827,660	237,652,974
PREMISES AND EQUIPMENT, net	2,687,439	2,596,852
ACCRUED INTEREST RECEIVABLE	1,992,167	1,234,523
BANK OWNED LIFE INSURANCE	8,992,466	8,828,932
OTHER ASSETS	2,060,566	2,291,673
Total assets	$381,625,731	$372,495,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$64,384,645	$62,686,802
Interest bearing	229,540,724	243,122,665
Total deposits	293,925,369	305,809,467
OTHER BORROWINGS	28,400,000	28,500,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000	5,155,000
ACCRUED INTEREST PAYABLE	1,628,711	1,288,040
ACCRUED EXPENSES AND OTHER LIABILITIES	2,251,791	1,946,092
Total liabilities	349,917,871	342,698,599
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,490,535 shares issued and 3,443,240 and 3,436,995 outstanding as of June 30, 2006 and December 31, 2005, respectively	25,526,412	25,589,320
Retained earnings	8,593,824	5,981,803
Treasury Stock, shares at cost 47,295 shares and 53,540 at June 30, 2006 and December 31, 2005, respectively	(890,522)	(1,008,998)
Accumulated other comprehensive loss	(1,521,854)	(765,258)
Total shareholders’ equity	31,707,860	29,796,867
Total liabilities and shareholders’ equity	381,625,731	$372,495,466

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2006	2005	2006	2005
Interest and fees on loans	$5,822,356	$4,126,583	$10,999,172	$8,038,521
Interest on securities
Taxable	795,540	734,494	1,601,906	1,482,753
Tax-exempt	147,052	168,304	307,843	323,675
Interest on Federal funds sold and
short-term investments	24,674	6,926	33,338	12,140
Total interest income	6,789,622	5,036,307	12,942,259	9,857,089

INTEREST EXPENSE
Interest on deposits	1,524,009	968,462	2,874,339	1,921,652
Interest on securities sold under agreement to repurchase and other borrowed funds	490,796	351,863	957,133	603,789
Interest on redeemable subordinated debentures	165,708	85,269	267,552	160,269
Total interest expense	2,180,513	1,405,594	4,099,024	2,685,710
Net interest income	4,609,109	3,630,713	8,843,235	7,171,379
Provision for loan losses	170,000	135,000	340,000	195,000
Net interest income after provision for loan losses	4,439,109	3,495,713	8,503,235	6,976,379

NON-INTEREST INCOME
Service charges on deposit accounts	167,042	170,385	353,601	329,245
Gain on sale of loans held for sale	174,930	460,303	493,619	750,266
Loss on sale of securities available for sale	(99,714)	-	(99,714)	-
Income on bank-owned life insurance	82,934	55,496	163,534	121,610
Other income	149,517	123,430	293,255	230,295
Total other income	474,709	809,614	1,204,295	1,431,416

NON-INTEREST EXPENSE
Salaries and employee benefits	1,712,959	1,412,547	3,397,981	2,766,543
Occupancy expense	378,143	221,681	697,127	690,101
Other operating expenses	1,017,201	987,301	2,103,223	1,735,094
Total other expense	3,108,303	2,621,529	6,198,331	5,191,738
Income before income taxes	1,805,515	1,683,798	3,509,199	3,216,057
Income taxes	448,251	552,424	897,177	1,039,152
Net income	$1,357,264	$1,131,374	$2,612,022	$2,176,905

NET INCOME PER SHARE
Basic	$0.39	$0.32	$0.76	$0.63
Diluted	$0.38	$0.31	$0.73	$0.60

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements Of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,612,022	$2,176,905
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	340,000	195,000
Depreciation and amortization	288,413	257,556
Net amortization of premiums on securities	29,515	81,640
Share-based compensation expense	46,084	-
Gain on sale of loans held for sale	(493,619)	(750,266)
Loss on sale of securities available for sale	99,714	-
Originations of loans held for sale	(26,714,241)	(29,439,737)
Income on Bank-owned life insurance	(163,534)	(121,610)
Proceeds from sales of loans held for sale	31,014,958	29,689,236
Decrease (increase) in accrued interest receivable	(757,644)	(129,819)
(Increase) decrease in other assets	411,674	278,644
Increase in accrued interest payable	340,671	148,148
Increase (decrease) in accrued expenses and other liabilities	305,699	773,310
Net cash provided by operating activities	7,359,712	3,159,007

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(6,958,616)	-
Held to maturity	-	(4,169,000)
Proceeds from maturities and prepayments of securities -
Available for sale	7,479,257	11,875,495
Held to maturity	4,311,655	102,787
Proceeds from sales of securities available for sale	2,899,385	-
Net increase in loans	(24,514,687)	(15,158,952)
Capital expenditures	(279,000)	(137,939)
Net cash used in investing activities	(17,062,006)	(7,487,609)

FINANCING ACTIVITIES:
Issuance of common stock, net	44,956	69,070
Purchase of treasury stock	(35,472)	(1,184,528)
Net increase in demand, savings and time deposits	(11,884,098)	1,964,933
Proceeds from issuance of redeemable subordinated debentures	18,557,000	-
Net advances (repayments) in other borrowings	(100,000)	7,600,000
Net cash provided by financing activities	6,582,386	8,449,475
Increase (decrease) in cash and cash equivalents	(3,119,908)	4,120,873

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	12,137,750	7,924,409
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$9,017,842	$12,045,282
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,758,353	$2,537,562
Income taxes	$0	$590,000

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2006 (Unaudited)

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

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

The following (unaudited) tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended June 30, 2006
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$1,357,264	3,443,419	$0.39

Effect of dilutive securities
Options and Grants	-	118,013	(.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,357,264	3,561,432	$0.38

All options have been included in the computation of diluted earnings per share.

	Three Months Ended June 30, 2005
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,131,374	3,443,530	$0.32

Effect of dilutive securities
Options and Grants	-	177,264	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,131,374	3,620,794	$0.31

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,612,022	3,440,625	$0.76

Effect of dilutive securities
Options and Grants	-	118,162	(.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,612,022	3,558,787	$0.73

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2005
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,176,905	3,447,042	$0.63

Effect of dilutive securities
Options and Grants	-	178,340	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,176,905	3,625,382	$0.60

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

At June 30, 2006, the Company has four stock-based employee compensation plans. Share-based compensation of $46,084 was recognized for the six months ended June 30, 2006, which related to the unvested portion of options to acquire shares of Company common stock granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the three month and six-month periods ended June 30, 2005 if Statement 123 (R) had been followed in that quarter, is presented in the following table:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income -
As reported	$1,131,374	$2,176,905
Deduct: Share-based employee compensation determined under fair value based method for stock options, net of related tax effects	(6,385)	(12,770)

Pro forma	$1,124,989	$2,164,135

Net income per share -
As reported -
Basic	$0.32	$0.63
Diluted	$0.31	$0.60
Pro forma -
Basic	$0.32	$0.63
Diluted	$0.31	$0.60

The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (the “Trust”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. The Trust utilized the $5.0 million proceeds along with $155,000 invested in the Trust by the Company to purchase $5,155,000 of subordinated debentures issued by the Company. The Subordinated Debentures have terms that mirror the Trust Preferred Securities. The Trust exists for the sole purpose of issuing Trust Preferred Securities. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. The Trust is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust to pay amounts when due on the Trust Preferred Securities.

On May 30, 2006, 1ST Constitution Bancorp established 1ST Constitution Capital Trust II, a Delaware business trust subsidiary (the “Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies. All of the Capital Securities were sold to a single pooling vehicle.

The proceeds from the sale of the Capital Securities were loaned to the Company under 30-year floating rate junior subordinated debentures issued to Trust II by the Company. The debentures are the only asset of Trust II. Interest payments on the debentures flow through Trust II to the pooling vehicle. Payments of distributions by Trust II to the pooling vehicle are guaranteed by the Company.

Variable Interest Entities

Management has determined that the 1ST Constitution Capital Trust I and the 1ST Constitution Capital Trust II (the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46 and prior to the establishment of Trust II, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company includes all of its $23.7 million in trust preferred securities in Tier 1 capital.

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

Shareholders’ Equity

During the six months ended June 30, 2006 and 2005, the Company acquired 1,922 and 70,007 shares of its common stock for an aggregate purchase price of $35,472 and $1,184,528, respectively. All shares were acquired under the Company’s authorized common stock repurchase programs. The Company also issued 8,167 and 8,017 shares of common stock in conjunction with stock option exercises during the six months ended June 30, 2006 and 2005, respectively. Additionally, during the six months ended June 30, 2006 and 2005, net unrealized losses on the Company’s investment portfolio increased by $756,596 and $249,302, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on March 10, 2006.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its subsidiaries, 1st Constitution Bank, 1st Constitution Capital Trust I, and 1st Constitution Capital Trust II, the “Bank” refers to 1st Constitution Bank, and the “Trusts” refers to 1st Constitution Capital Trust I and 1st Constitution Capital Trust II, collectively.

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

The Trusts, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

Share-based Compensation

The Company adopted the provisions of SFAS 123 (R) during the first quarter of fiscal 2006 and accounts for share-based compensation in accordance with this statement. The Company elected the modified prospective transition method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30, 2005

Summary

The Company realized net income of $1,357,264 for the three months ended June 30, 2006, an increase of 20.0% from the $1,131,374 reported for the three months ended June 30, 2005. Diluted net income per share was $0.38 for the three months ended June 30, 2006 compared to $0.31 per diluted share for the three months ended June 30, 2005.

Key performance ratios continued to improve for 2006. Return on average assets and return on average equity were 1.45% and 17.69% for the three months ended June 30, 2006 compared to 1.34% and 16.75%, respectively, for the three months ended June 30, 2005.

All prior year share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the second quarter of 2006. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004, eight meetings in 2005, and four meetings in the first and second quarters of 2006. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings in 2004, each of the eight meetings in 2005 as well as in each of the four meetings in 2006. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 117 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulting in a 52 basis point increase to the Company’s net interest margin. Management expects the FOMC to continue its program of increasing the targeted Federal Funds rate over the next few months and has structured the Company’s balance sheet to an asset sensitive position in order to continue to benefit from this rising market rates environment.

In June 2006, the Company added approximately $18 million in trust preferred securities, which accounted for the increase in subordinated debt from the second quarter of 2005.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2006 was $6,789,622, increasing by 34.8% from the $5,036,307 reported in the three months ended June 30, 2005. This is primarily attributable to the rising interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2006. For the three months ended June 30, 2006, average interest earning assets increased $33,275,950 or 10.4%, to $352,241,613 compared to $318,965,663 for the three months ended June 30, 2005. The increase in interest income resulting from increases in earning asset volume was complemented by an increase in the average yield earned on these assets. For the three months ended June 30, 2006, the average yield on earning assets increased 138 basis points to 7.81% from 6.43% for the three months ended June 30, 2005.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $2,180,513, an increase of $774,919 from $1,405,594 reported for the three months ended June 30, 2005. Total average interest bearing liabilities increased by $23,286,123 to $274,300,926 for the three months ended June 30, 2006 from $251,014,803 for the three months ended June 30, 2005. The average cost of interest bearing liabilities increased 94 basis points to 3.19% for the three months ended June 30, 2006 from 2.25% for the three months ended June 30, 2005, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended June 30, 2006 was $4,609,109, an increase of 26.9% from the $3,630,713 reported for June 30, 2005. The net interest margin, on a fully taxable equivalent basis, increased 66 basis points to 5.33% for the three months ended June 30, 2006 from 4.67% for the three months ended June 30, 2005. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising current rate environment, combined with a lower level of net amortization of premiums on mortgage-backed investment securities. Net amortization expense decreased to $14,362 for the three months ended June 30, 2006 versus $35,025 for the three months ended June 30, 2005.

Provision for Loan Losses

The provision for loan losses was $170,000 for the three months ended June 30, 2006 and $135,000 for the three months ended June 30, 2005. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The increase in the provision for the three months ended June 30, 2006 compared to the provision for the three months ended June 30, 2005 was due principally to inherent risk related to growth, an increase in the amount of loans on the watch list from June 30, 2005, the balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace. Net charge offs/recoveries amounted to $8,639 for the three months ended June 30, 2006 compared to no charge offs or recoveries for the three months ended June 30, 2005. See “Allowance for Loan Losses” on page 21.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2006 was $474,709, a decrease of $334,905, or 41.4%, from non-interest income of $809,614 for the three months ended June 30, 2005.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues decreased modestly to $167,042 for the three months ended June 30, 2006 compared to $170,385 for the three months ended June 30, 2005.

Gain on sale of loans held for sale decreased by $285,373, or 62.0%, to $174,930 for the three months ended June 30, 2006 when compared to $460,303 for the three months ended June 30, 2005. The rising rate environment that existed throughout 2005 and continued into the second quarter of 2006 has had a negative impact on the mortgage market and resultant secondary market loan sales.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $82,934 for the three months ended June 30, 2006 compared to $55,496 for the three months ended June 30, 2005. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $149,517 for the three months ended June 30, 2006, compared to $123,430 for the three months ended June 30, 2005.

Non-Interest Expense

Non-interest expenses increased by $486,774, or 18.6%, to $3,108,303 for the three months ended June 30, 2006 from $2,621,529 for the three months ended June 30, 2005. The following table presents the major components of non-interest expenses for the three months ended June 30, 2006 and 2005.

Non-interest Expenses
	Three months ended June 30,
	2006	2005
Salaries and employee benefits	$1,712,959	$1,412,547
Occupancy expenses	378,143	221,681
Equipment expense	116,163	121,913
Marketing	65,100	82,061
Computer services	175,327	158,222
Regulatory, professional and other fees	290,178	269,577
Office expense	105,630	107,009
All other expenses	264,803	248,519
	$3,108,303	$2,621,529

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $300,412, or 21.3%, to $1,712,959 for the three months ended June 30, 2006 compared to $1,412,547 for the three months ended June 30, 2005. Staffing levels overall increased to 93 full-time equivalent employees at June 30, 2006 as compared to 89 full-time equivalent employees at June 30, 2005. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, management expects the expenses for employees will continue to increase in 2006. See “Share-Based Compensation”.

Occupancy expense increased by $156,462, or 70.6%, to $378,143 for the three months ended June 30, 2006 compared to $221,681 for the three months ended June 30, 2005. On June 10, 2006, the Bank opened the new Plainsboro branch which is now relocated in the new Plainsboro Village Center. This expanded location allows the Bank to offer drive-through banking plus ATM services that were not available at the previous location. The current period increase in occupancy costs is primarily attributable to this branch relocation project.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio increased modestly to 61.1% for the three months ended June 30, 2006, compared to 59.1% for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 and June 30, 2005

Summary

The Company realized net income of $2,612,022 for the six months ended June 30, 2006, an increase of $435,117, or 20.0%, over the $2,176,905 realized for the six months ended June 30, 2005. Net income per diluted share was $0.73 for the six months ended June 30, 2006 compared to $0.60 per diluted share for the six months ended June 30, 2005.

Key performance ratios continued to improve during the six months ended June 30, 2006. Return on average assets and return on average equity were 1.42% and 17.31%, respectively, for the six months ended June 30, 2006 compared to 1.31% and 16.24%, respectively, for the six months ended June 30, 2005.

In June 2006, the Company added approximately $18 million in trust preferred securities, which accounted for the increase in subordinated debt from the first six months of 2005.

Earnings Analysis

Interest Income

For the six months ended June 30, 2006, total interest income was $12,942,259 an increase of $3,085,170 or 31.3%, compared to total interest income of $9,857,089 for the six months ended June 30, 2005. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2006 and 2005.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$882,764	$33,338	4.88%	$822,842	$12,140	2.98%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	67,267,461	1,601,907	4.76%	78,188,981	1,482,753	3.82%
States and Political Subdivisions	16,826,536	455,607	5.42%	18,342,690	479,038	5.27%
Total	84,093,998	2,057,514	4.89%	96,531,671	1,961,791	4.10%

Loan Portfolio:
Commercial	33,751,881	1,463,592	8.75%	34,715,326	1,233,274	7.16%
Installment	2,212,513	92,273	8.41%	2,378,152	99,508	8.44%
Commercial Mortgage	61,807,372	2,113,402	6.90%	55,856,858	1,945,530	7.02%
Construction – Wholesale	118,763,546	5,162,332	8.77%	84,589,968	2,898,209	6.91%
Residential Mortgages	8,373,845	281,883	6.79%	9,322,166	292,390	6.32%
Construction – Retail	3,312,979	145,893	8.88%	5,044,203	173,425	6.93%
Home Equity	14,349,464	510,640	7.18%	13,190,545	393,108	6.01%
SBA Loans	9,289,579	422,552	9.17%	5,407,559	208,565	7.78%
All Other Loans	13,071,426	806,606	12.44%	9,142,206	794,512	17.53%
Total	264,896,605	10,999,171	8.37%	219,646,984	8,038,521	7.38%

Total Interest-Earning Assets	349,873,367	13,090,023	7.54%	317,001,497	10,012,452	6.37%

Allowance for Loan Losses	(2,521,830)			(2,089,823)
Cash and Due From Bank	9,192,148			8,589,865
Other Assets	15,117,761			11,794,168
Total Assets	$371,661,446			$335,295,707

Interest-Bearing Liabilities:
Money Market and NOW Accounts	91,223,484	680,438	1.50%	$103,936,299	$588,311	1.14%
Savings Accounts	43,010,509	369,525	1.73%	25,683,040	89,925	0.71%
Certificates of Deposit	95,281,466	1,824,376	3.86%	75,583,738	1,061,988	2.83%
Certificates of Deposit of $100,000 and Over	0	0	0.00%	12,256,921	181,428	2.98%
Federal Funds Purchased/Other Borrowed Funds	38,242,265	957,133	5.05%	28,435,260	603,789	4.28%
Redeemable Subordinated Debentures	6,591,160	267,552	8.12%	5,155,000	160,269	6.27%
Total Interest-Bearing Liabilities	274,348,884	4,099,023	3.01%	251,050,258	2,685,710	2.16%

Net Interest Spread			4.53%			4.21%

Demand Deposits	61,998,664			54,459,629
Other Liabilities	4,882,757			2,759,437
Total Liabilities	341,230,305			308,269,324
Shareholders' Equity	30,431,141			27,026,383
Total Liabilities and Shareholders' Equity	371,661,446			335,295,707

Net Interest Margin		$8,991,000	5.18%		$7,326,742	4.66%

The current year increase in interest income resulted from a higher average balance in the loan portfolio combined with higher average yields earned on the securities and loan portfolios. Net amortization of premiums on mortgage-backed investment securities decreased to $29,515 for the six months ended June 30, 2006 compared to $81,640 for the six months ended June 30, 2005. Average loans increased $45,249,621, or 20.6%, to $264,896,605 for the six months ended June 30, 2006 from $219,646,984 for the six months ended June 30, 2005, while the yield on the portfolio increased 99 basis points to 8.37% for the six months ended June 30, 2006 from 7.38% for the six months ended June 30, 2005. The higher loan yield reflected the higher interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2006.

Average securities decreased $12,437,674, or 12.9%, from $96,531,671 for the six months ended June 30, 2005 to $84,093,997 for the six months ended June 30, 2006, while the yield on the securities portfolio increased to 4.89% for the six months ended June 30, 2006 from 4.10% for the six months ended June 30, 2005.

Overall, the yield on the Company’s total interest-earning assets increased 117 basis points to 7.54% for the six months ended June 30, 2006 from 6.37% for the six months ended June 30, 2005.

Interest Expense

Total interest expense for the six months ended June 30, 2006 was $4,099,024, an increase of $1,413,314, or 52.6%, compared to $2,685,710 for the six months ended June 30, 2005. The increase in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at higher market interest rate levels. The average rate paid on interest bearing liabilities for the six months ended June 30, 2006 increased 85 basis points to 3.01% from 2.16% for the six months ended June 30, 2005.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2006 was $8,843,235, an increase of $1,671,856, or 23.3%, compared to $7,171,379 for the six months ended June 30, 2005. The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 5.18% for the six months ended June 30, 2006 compared to 4.66% for the six months ended June 30, 2005.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $340,000 for the six months ended June 30, 2006 and $195,000 for the six months ended June 30, 2005.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2006 was $1,204,295, a decrease of $227,121, or 15.9%, from non-interest income of $1,431,416 for the six months ended June 30, 2005.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2006 was $493,619 compared to $750,266 for the six months ended June 30, 2005. The current rising interest rate environment in 2006 has had a negative impact on the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $353,601 for the six months ended June 30, 2006 compared to $329,245 for the six months ended June 30, 2005. Service charge income increased in 2006 principally due to management’s actions to restructure service charged and fees based on the results of a comparative study of market fees performed in early 2005. This also resulted in an increase in the other income component of non-interest income to $293,255 for the six months ended June 30, 2006 compared to $230,295 for the six months ended June 30, 2005.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $163,534 for the six months ended June 30, 2006, compared to $121,610 for the six months ended June 30, 2005. The Company owns $8.0 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2006 was $6,198,331, an increase of $1,006,593, or 19.4%, compared to non-interest expense of $5,191,738 for the six months ended June 30, 2005.

The following table presents the major components of non-interest expense for the six months ended June 30, 2006 and 2005.

Non-interest Expenses
	Six months ended June 30,
	2006	2005
Salaries and employee benefits	$3,397,981	$2,766,543
Occupancy expense	697,127	690,101
Equipment expense	237,167	240,119
Marketing	174,198	170,122
Computer services	341,962	302,401
Regulatory, professional and other fees	681,569	480,445
Office expense	207,652	200,878
All other expenses	460,675	341,129
	$6,198,331	$5,191,738

Salaries and employee benefits increased $631,438, or 22.8%, to $3,397,981 for the six months ended June 30, 2006 compared to $2,766,543 for the six months ended June 30, 2005. This increase reflects the increase in staffing levels plus normal employee salary increases. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, management expects the expenses for employees will continue to increase in 2006. See “Share-Based Compensation”.

Regulatory, professional and other fees increased by $201,124, or 41.9%, to $681,569 for the six months ended June 30, 2006 compared to $480,445 for the six months ended June 30, 2005. The Company incurred increased consulting fees primarily as a result of preparations for internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act for which the Company must be in compliance at December 31, 2007.

The Company’s efficiency ratio increased modestly to 61.7% for the six months ended June 30, 2006 compared to a ratio of 60.3% for the six months ended June 30, 2005.

Financial Condition

June 30, 2006 Compared with December 31, 2005

Total consolidated assets at June 30, 2006 totaled $381,625,731, increasing by $9,130,265 from $372,495,466 at December 31, 2005.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2006 totaled $9,017,842 compared to $12,137,750 at December 31, 2005. Cash and cash equivalents at June 30, 2006 consisted of cash and due from banks of $7,997,038 and Federal funds sold/short term investments of $1,020,804. The corresponding balances at December 31, 2005 were $9,394,929 and $2,742,821, respectively.

Securities

The Bank’s investment securities represented 22.1% of total assets at June 30, 2006 and 24.4% of total assets at December 31, 2005. Total investment securities decreased $8,898,073, or 9.8%, at June 30, 2006 to $82,096,955 from $90,995,028 at December 31, 2005.

Investment Securities available for sale totaled $64,660,366 at June 30, 2006, a decrease of $4,576,322, or 6.6%, from $69,236,658 at December 31, 2005. During the first six months of 2006, $7,479,257 of securities available for sale matured (predominantly U.S. government agency securities) and, among other uses, assisted in funding the growth in the loan portfolio.

Investment Securities held to maturity totaled $17,436,619 at June 30, 2006, a decrease of $4,321,751, or 19.9%, from $21,758,370 at December 31, 2005.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2006 and December 31, 2005.

Loan Portfolio Composition	June 30, 2006		December 31, 2005
Component	Amount	% of total	Amount	% of total
Construction loans	$128,870,184	49%	$109,862,614	46%
Residential real estate loans	7,882,038	3%	8,602,975	4%
Commercial and industrial loans	110,038,480	42%	104,448,196	43%
Loans to individuals	17,229,966	6%	16,441,994	7%
Lease financing	11,797	0%	21,073	0%
All other loans	487,932	0%	637,497	0%
	$264,520,397	100%	$240,014,349	100.0%

The loan portfolio increased $24,506,048, or 10.2%, at June 30, 2006 to $264,520,397 from $240,014,349 at December 31, 2005. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Non-accrual loans amounted to $827,904 at June 30, 2006, compared to $833,150 at December 31, 2005. Management believes that non-performing loans at June 30, 2006 are generally well collateralized and do not present a major risk of financial loss to the Company. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type at June 30, 2006 and December 31, 2005. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

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

Non-Performing Assets and Loans	June 30	December 31
	2006	2005
Non-Performing loans:
Loans 90 days or more past due and still accruing	$-	$209
Non-accrual loans	827,904	833,150
Total non-performing loans	827,904	833,359
Other real estate owned	-	-
Total non-performing assets	$827,904	$833,359

Non-performing loans to total loans	0.30%	0.32%
Non-performing assets to total assets	0.22%	0.22%

The Company had no loans classified as restructured loans or potential problem loans at June 30, 2006 and December 31, 2005. Impaired loans totaled $827,904 at June 30, 2006 and $833,150 at December 31, 2005.

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At June 30, 2006, management believed that the allowance for loan losses and nonperforming loans was adequate.

The allowance for loan losses amounted to $2,692,737 at June 30, 2006, an increase of $331,361 from December 31, 2005. The ratio of the allowance for loan losses to total loans was 0.97% at June 30, 2006 and 0.92% at December 31, 2005, respectively. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	June 30, 2006	December 31, 2005	June 30, 2005
Balance, beginning of period	$2,361,375	$2,005,169	$2,005,169
Provision charged to operating expenses	340,000	405,000	195,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(11,154)	(39,150)	(3,543)
Loans to individuals	(285)	(13,653)	-
Lease financing	-	-	(6,639)
All other loans	-	-	-
	(11,439)	(52,803)	(10,182)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	1,498	-
Loans to individuals	2,800	2,511	-
Lease financing	-	-	749
All other loans	-	-	-
	2,800	4,009	749

Net (charge offs) / recoveries	(8,639)	(48,794)	(9,433)
Balance, end of period	$2,692,736	$2,361,375	$2,190,736

Loans:
At period end	$277,471,033	$256,772,083	$236,231,218
Average during the period	264,896,605	231,418,672	219,646,984
Net charge offs to average loans outstanding	0.00%	(0.02%)	0.00%
Allowance for loan losses to:
Total loans at period end	0.97%	0.92%	0.93%
Non-performing loans	325.25%	283.36%	182.46%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $11,884,098, or 3.9%, to $293,925,369 at June 30, 2006 from $305,809,467 at December 31, 2005. This decrease in total deposits was primarily the result of a $13,581,941 decrease in interest bearing deposits of $243,122,665 at December 31, 2005 to $229,540,724 at June 30, 2006, which management believes is the result of depositors with maturing time deposits moving funds from the Bank to other alternatives yielding higher rates.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at June 30, 2006 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchases of $4,900,000. The balance of other borrowings at December 31, 2005 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2006 totaled $31,707,860, an increase of $1,910,993, or 6.4%, from $29,796,867 at December 31, 2005. Book value per common share rose to $9.21 at June 30, 2006 from $8.67 at December 31, 2005.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $2,612,022 less the combined effects of stock buybacks and the increase in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq Global Market, under the symbol “FCCY.”

In July 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended June 30, 2006 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2006 and December 31, 2005 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006 -
Company
Total Capital to Risk Weighted Assets	$55,860,451	18.42%	$24,261,200	>8%	$30,326,500	>10%
Tier 1 Capital to Risk Weighted Assets	44,306,714	14.61%	12,130,600	>4%	18,195,900	>6%
Tier 1 Capital to Average Assets	44,306,714	11.92%	14,866,440	>4%	18,583,050	>5%
Bank
Total Capital to Risk Weighted Assets	$40,461,691	13.34%	$24,259,280	>8%	$30,324,100	>10%
Tier 1 Capital to Risk Weighted Assets	37,768,954	12.46%	12,129,640	>4%	18,194,460	>6%
Tier 1 Capital to Average Assets	37,768,954	10.10%	14,953,200	>4%	18,691,500	>5%

As of December 31, 2005 -
Company
Total Capital to Risk Weighted Assets	$37,923,500	13.30%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,562,125	12.47%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,562,125	9.76%	14,580,112	>4%	18,225,140	>5%
Bank
Total Capital to Risk Weighted Assets	$37,493,600	13.15%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,132,225	12.32%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,132,225	9.64%	14,578,280	>4%	18,222,850	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2006, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2006, the balance of cash and cash equivalents was $9,017,842.

Net cash provided by operating activities totaled $7,359,712 in the six months ended June 30, 2006 compared to $3,159,007 in the six months ended June 30, 2006. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $17,062,006 in the six months ended June 30, 2006 compared to $7,487,609 used in investing activities in the six months ended June 30, 2005. The current period amount was the result of a $24,514,687 increase in the loan portfolio combines with $6,958,616 in available for sale security purchases for the six months ended June 30, 2006.

Net cash provided by financing activities amounted to $6,582,386 in the six months ended June 30, 2006 compared to $8,449,475 in the six months ended June 30, 2005. The current period amount resulted primarily from a decrease in deposits offset by the $18,557,000 proceeds from the issuance of redeemable subordinated debentures during the six months period ended June 30, 2006.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2006, maturities and prepayments of investment securities totaled $11,790,912. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At June 30, 2006 and December 31, 2005, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at June 30, 2006 and December 31, 2005.

Market Risk Analysis

June 30, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$45,481,000	$46,114,000	$40,292,000
Change		$633,000	($5,190,000)
Change as a Percentage of Assets		0.17%	(1.36%)

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$44,923,000	$43,305,000	$42,049,000
Change		($1,617,000)	($2,873,000)
Change as a Percentage of Assets		(0.43%)	(0.77%)

Item 4.	Controls and Procedures.

The Company’s chief executive officer and chief financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based upon such evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2006.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2006	April 30, 2006	-	-	-	170,172
May 1, 2006	May 31, 2006	-	-	-	170,172
June 1, 2006	June 30, 2006	250	$18.75	250	169,922
Total		250	$18.75	250	169,922

_________________

(1)

The Company’s common stock repurchase program covers a maximum of 173,617 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 5% stock dividend paid January 31, 2006.

Item 4.         Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 18, 2006

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 3,149,987 shares of common stock of a total number of 3,445,162 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Charles S. Crow III and David C. Reed were re-elected as a Class I directors of the Company, with 3,132,867 shares votes cast for and 17,120 shares withheld. Directors whose term of office continued following the meeting were Frank E. Walsh, III, Robert F. Mangano, and William M. Rue.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve the adoption of the 1ST Constitution Bancorp 2006 Directors Stock Plan. The proposal was approved by the shareholders with 1,622,719 shares voting in favor of the proposal and 200,746 shares voting against the proposal. There were 1,621,697 abstentions and broker non-votes.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2006. The proposal was approved by the shareholders, with 3,129,713 shares voting in favor of the proposal, and 18,178 shares voting against the proposal. There were 297,271 abstentions and broker non-votes.

Item 6.    Exhibits.

3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)
3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)
10.1		1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.2

Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.3		Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.4

Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.5

Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.6

Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

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

1ST CONSTITUTION BANCORP

Date: August 7, 2006	By:	ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2006	By:	JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)