Form 10-Q
period 2006-09-30
1ST CONSTITUTION BANCORP
filed 2006-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 10, 2006, there were 3,511,930 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$10,572,978	$9,394,929
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	18,477	2,742,821
Total cash and cash equivalents	10,591,455	12,137,750
INVESTMENT SECURITIES:
Available for sale, at fair value	71,726,638	69,236,658
Held to maturity (fair value of $17,214,668 and $21,521,026 in 2006 and 2005, respectively)	17,377,868	21,758,370
Total investment securities	89,104,506	90,995,028
LOANS HELD FOR SALE	13,133,085	16,757,734
LOANS	265,347,774	240,014,349
Less- Allowance for loan losses	(2,792,889)	(2,361,375)
Net loans	262,554,885	237,652,974
PREMISES AND EQUIPMENT, net	2,892,925	2,596,852
ACCRUED INTEREST RECEIVABLE	2,290,812	1,234,523
BANK OWNED LIFE INSURANCE	9,100,604	8,828,932
OTHER ASSETS	1,481,338	2,291,673
Total assets	$391,149,610	$372,495,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$63,463,233	$62,686,802
Interest bearing	238,668,737	243,122,665
Total deposits	302,131,970	305,809,467
OTHER BORROWINGS	27,300,000	28,500,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000	5,155,000
ACCRUED INTEREST PAYABLE	1,786,003	1,288,040
ACCRUED EXPENSES AND OTHER LIABILITIES	2,052,025	1,946,092
Total liabilities	356,981,998	342,698,599

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,515,133 and 3,490,535 shares issued and 3,514,776 and 3,436,995 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	24,847,392	25,589,320
Retained earnings	9,972,943	5,981,803
Treasury Stock, shares, at cost, 357 shares and 53,540 shares at September 30, 2006 and December 31, 2005, respectively	(6,698)	(1,008,998)
Accumulated other comprehensive loss	(646,025)	(765,258)
Total shareholders’ equity	34,167,612	29,796,867
Total liabilities and shareholders’ equity	$391,149,610	$372,495,466

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2006	2005	2006	2005
Interest and fees on loans	$6,082,710	$4,587,261	$17,081,882	$12,625,782
Interest on securities
Taxable	916,025	757,452	2,517,931	2,240,205
Tax-exempt	146,864	168,240	454,707	491,915
Interest on Federal funds sold and short-term investments	17,674	5,348	51,012	17,488
Total interest income	7,163,273	5,518,301	20,105,532	15,375,390

INTEREST EXPENSE
Interest on deposits	1,804,271	1,114,673	4,678,610	3,036,325
Interest on securities sold under agreement to repurchase and other borrowed funds	414,918	386,081	1,372,051	989,870
Interest on redeemable subordinated debentures	434,564	90,898	702,116	251,167
Total interest expense	2,653,753	1,591,652	6,752,777	4,277,362
Net interest income	4,509,520	3,926,649	13,352,755	11,098,028
Provision for loan losses	100,000	85,000	440,000	280,000
Net interest income after provision for loan losses	4,409,520	3,841,649	12,912,755	10,818,028

NON-INTEREST INCOME
Service charges on deposit accounts	152,737	178,365	506,338	507,610
Gain on sale of loans held for sale	337,614	382,568	831,233	1,132,834
Gain on sale of securities available for sale	-	-	(99,714)	-
Income on bank-owned life insurance	108,138	56,452	271,672	178,062
Other income	159,196	152,366	452,451	382,661
Total other income	757,685	769,751	1,961,980	2,201,167

NON-INTEREST EXPENSE
Salaries and employee benefits	1,697,756	1,560,158	5,095,737	4,326,701
Occupancy expense	410,304	336,336	1,107,431	1,026,437
Other operating expenses	1,035,612	958,511	3,138,835	2,693,605
Total other expense	3,143,672	2,855,005	9,342,003	8,046,743
Income before income taxes	2,023,533	1,756,395	5,532,732	4,972,452
Income taxes	644,417	567,529	1,541,594	1,606,681
Net income	$1,379,116	$1,188,866	$3,991,138	$3,365,771

NET INCOME PER SHARE
Basic	$0.40	$0.32	$1.16	$0.97
Diluted	$0.38	$0.31	$1.12	$0.93

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, December 31, 2004	$22,255,402	$4,725,259	($86,896)	($103,379)	$26,790,386
Exercise of stock options, net and issuance of vested shares under employee benefit programs	29,344		233,574		262,918
Treasury Stock, shares purchased at cost			(1,249,291)		(1,249,291)
Comprehensive Income:
Net Income for the nine months ended September 30, 2005		3,365,771			3,365,771
Unrealized loss on securities available for sale net of tax benefit				(349,794)	(349,794)
Comprehensive Income					3,015,9777
BALANCE, September 30, 2005	$22,284,746	$8,091,030	($1,102,613)	($453,173)	$28,819,990

BALANCE, December 31, 2005	$25,589,320	$5,981,805	($1,008,998)	($765,258)	$29,796,869
Exercise of stock options, net and issuance of vested shares under employee benefit programs	(811,567)		1,295,043		483,476
FAS 123R share-based compensation	69,639				69,639
Treasury Stock, shares purchased at cost			(292,743)		(292,743)
Comprehensive Income:
Net Income for the nine months ended September 30, 2006		3,991,138			3,991,138
Unrealized gain on securities available for sale net of tax benefit				119,233	119,233
Comprehensive Income					4,110,371
BALANCE, September 30, 2006	$24,847,392	$9,972,943	($6,698)	($646,025)	$34,167,612

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$3,991,138	$3,365,771
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	440,000	280,000
Depreciation and amortization	453,287	391,666
Net amortization on securities	38,439	114,091
Share-based compensation expense	69,639	-
Gain on sale of loans held for sale	(831,233)	(1,132,834)
Loss on sale of securities available for sale	99,714	-
Originations of loans held for sale	(43,500,402)	(54,352,744)
Income on Bank-owned life insurance	(271,672)	(178,062)
Proceeds from sales of loans held for sale	47,956,284	53,561,528
Decrease (Increase) in accrued interest receivable	(1,056,289)	(394,852)
(Increase) decrease in other assets	630,949	(2,171,335)
Increase in accrued interest payable	497,963	103,883
Increase in accrued expenses and other liabilities	105,933	1,812,212

Net cash provided by operating activities	8,623,749	1,399,324

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(15,008,866)	(1,505,424)
Held to maturity	-	(9,734,659)
Proceeds from maturities and prepayments of securities -
Available for sale	9,795,108	15,160,171
Held to maturity	4,365,365	169,852
Proceeds from sales of securities available for sale	2,899,385	-
Purchase of Bank-owned life insurance	-	(1,950,000)
Net increase in loans	(25,341,912)	(15,941,990)
Capital expenditures	(749,360)	(640,809)

Net cash used in investing activities	(24,040,280)	(14,442,859)

FINANCING ACTIVITIES:

Issuance of common stock, net	483,476	29,344
Purchase of treasury stock	(292,743)	(1,246,181)
Net increase (decrease) in demand, savings and time deposits	(3,677,497)	17,965,910
Proceeds from issuance of redeemable subordinated debentures	18,557,000	-
Net advances (repayments) in other borrowings	(1,200,000)	1,700,000

Net cash provided by financing activities	13,870,236	18,449,073

Increase (decrease) in cash and cash equivalents	(1,546,295)	5,405,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,137,750	7,924,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,591,455	$13,329,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$6,254,814	$4,173,479
Income taxes	2,563,872	95,000

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 (Unaudited)

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

	Three Months Ended September 30, 2006
		Weighted-
		average	Per share
	Income	shares	Amount
Basic EPS
Net income available to common stockholders	$1,379,116	3,470,106	$0.40

Effect of dilutive securities
Options and Grants	-	113,992	(0.02)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,379,116	3,584,098	$0.38

All options have been included in the computation of diluted earnings per share.

	Three Months Ended September 30, 2005
		Weighted-
		average	Per share
	Income	shares	Amount
Basic EPS
Net income available to common stockholders	$1,118,866	3,430,863	$0.32

Effect of dilutive securities
Options and Grants	-	138,021	(0.01)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$1,188,866	3,568,884	$0.31

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2006
		Weighted-
		average	Per share
	Income	shares	Amount
Basic EPS
Net income available to common stockholders	$3,991,138	3,450,560	$1.16

Effect of dilutive securities
Options and Grants	-	115,978	(0.04)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$3,991,138	3,566,538	$1.12

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2005
		Weighted-
		average	Per share
	Income	shares	Amount
Basic EPS
Net income available to common stockholders	$3,365,771	3,458,683	$0.97

Effect of dilutive securities
Options and Grants	-	135,892	(0.04)

Diluted EPS
Net income available to common stockholders
plus assumed conversion	$3,365,771	3,594,575	$0.93

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

At September 30, 2006, the Company has four stock-based employee compensation plans. Share-based compensation of $69,639 was recognized for the nine months ended September 30, 2006, which related to the unvested portion of options to acquire shares of Company common stock granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the three month and nine-month periods ended September 30, 2005 if Statement 123 (R) had been followed in that quarter, is presented in the following table:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income -
As reported	$1,188,866	$3,365,771
Deduct: Share-based employee compensation
determined under fair value based method
for stock options, net of related tax effects	(6,385)	(19,155)

Pro forma	$1,182,481	$3,346,616

Net income per share -
As reported -
Basic	$0.32	$0.97
Diluted	$0.31	$0.93
Pro forma -
Basic	$0.32	$0.97
Diluted	$0.31	$0.93

The adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. These Subordinated Debentures constitute the sole assets of Trust I. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. Trust I is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities.

On May 30, 2006, 1ST Constitution Bancorp established 1ST Constitution Capital Trust II, a Delaware business trust subsidiary (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies. All of the Capital Securities were sold to a single pooling vehicle. The proceeds from the sale of the Capital Securities were loaned to the Company under 30-year floating rate junior subordinated debentures issued to Trust II by the Company. The debentures are the only asset of Trust II. Interest payments on the debentures flow through Trust II to the pooling vehicle. Payments of distributions by Trust II to the pooling vehicle are guaranteed by the Company.

Variable Interest Entities

Management has determined that the Trust I and Trust II (together the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46 and prior to the establishment of Trust II, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company would include all of its $23.7 million in trust preferred securities in Tier 1 capital.

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

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes:  an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of SFAS No. 109.  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 137), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No, 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company is currently evaluating the impact the adoption of SPAS No. 158will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements.  SAD 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures.  SAD 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings.  Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected.  The Company is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements.  Because the Company is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

Summary

The Company realized net income of $1,379,116 for the three months ended September 30, 2006, an increase of 16.0% from the $1,188,866 reported for the three months ended September 30, 2005. Diluted net income per share was $0.38 for the three months ended September 30, 2006 compared to $0.31 per diluted share for the three months ended September 30, 2005.

Key performance ratios continued to be strong for 2006. Return on average assets and return on average equity were 1.41% and 16.77% for the three months ended September 30, 2006 compared to 1.34% and 17.14%, respectively, for the three months ended September 30, 2005.

All prior year share information has been restated for the effect of a 5% stock dividend declared on December 15, 2005 and paid on January 31, 2006 to shareholders of record on January 17, 2006.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that evolved during the latter half of 2004 and continued through the first half of 2006. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004, eight meetings in 2005, and six meetings in the first nine months of 2006. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 25 basis point increases in each of the next four meetings in 2004, each of the eight meetings in 2005 as well as in each of the first four meetings in 2006. The FOMC then made no changes to short-term interest rates at the August and September 2006 meetings. The immediate benefit of these interest rate increases to the Company’s investment security purchases and floating rate assets resulted in a 115 basis point increase in the yield on total interest-earning assets. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulting in a 39 basis point increase to the Company’s net interest margin. Management expects the FOMC to continue its current program of neither increasing nor decreasing short-term interest rates over the next few months and has structured the Company’s balance sheet to a less asset sensitive position in order to adjust to this current market rates environment.

In June 2006, the Company added approximately $18 million in trust-preferred securities, which accounted for the increase in subordinated debt from the third quarter of 2005.

Earnings Analysis

Interest Income

Interest income for the three months ended September 30, 2006 was $7,163,273, increasing by 29.8% from the $5,518,301 reported in the three months ended September 30, 2005. This is primarily attributable to the rising interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2006. Market interest rates have been held steady by the FOMC at the August and September 2006 meetings. For the three months ended September 30, 2006, average interest earning assets increased $35,555,708 or 10.7%, to $366,683,591 compared to $331,127,883 for the three months ended September 30, 2005. The increase in interest income resulting from increases in earning asset volume was complemented by an increase in the average yield earned on these assets. For the three months ended September 30, 2006, the average yield on earning assets increased 112 basis points to 7.83% from 6.71% for the three months ended September 30, 2005.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $2,653,753, an increase of $1,062,101 from $1,591,652 reported for the three months ended September 30, 2005. Total average interest bearing liabilities increased by $26,157,578 to $287,464,388 for the three months ended September 30, 2006 from $261,306,810 for the three months ended September 30, 2005. The average cost of interest bearing liabilities increased 126 basis points to 3.68% for the three months ended September 30, 2006 from 2.42% for the three months ended September 30, 2005, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended September 30, 2006 was $4,509,520, an increase of 14.8% from the $3,926,649 reported for September 30, 2005. The net interest margin, on a fully taxable equivalent basis, increased 14 basis points to 4.94% for the three months ended September 30, 2006 from 4.80% for the three months ended September 30, 2005. The increase in the net interest margin was primarily the result of interest earning assets repricing faster than interest bearing liabilities in the rising rate environment.

Provision for Loan Losses

The provision for loan losses was $100,000 for the three months ended September 30, 2006 and $85,000 for the three months ended September 30, 2005. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The increase in the provision for the three months ended September 30, 2006 compared to the provision for the three months ended September 30, 2005 was due principally to inherent risk related to growth, an increase in the amount of loans on the watch list from September 30, 2005, the balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace. See “Allowance for Loan Losses” on page 21.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2006 was $757,685, a decrease of $12,066, or 1.6%, from non-interest income of $769,751 for the three months ended September 30, 2005.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues decreased by 14.4% to $152,737 for the three months ended September 30, 2006 compared to $178,365 for the three months ended September 30, 2005. Due to the highly competitive market for deposits, management waived certain monthly service charges during the current year in order to attract and retain deposit relationships with Bank customers.

Gain on sale of loans held for sale decreased by $44,954, or 11.8%, to $337,614 for the three months ended September 30, 2006 when compared to $382,568 for the three months ended September 30, 2005. The rising rate environment that existed throughout 2005 and continued into 2006 has had a negative impact on the mortgage market and resultant secondary market loan sales.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $108,138 for the three months ended September 30, 2006 compared to $56,452 for the three months ended September 30, 2005. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $159,196 for the three months ended September 30, 2006, compared to $152,366 for the three months ended September 30, 2005.

Non-Interest Expense

Non-interest expenses increased by $288,667, or 10.1%, to $3,143,672 for the three months ended September 30, 2006 from $2,855,005 for the three months ended September 30, 2005. The following table presents the major components of non-interest expenses for the three months ended September 30, 2006 and 2005.

Non-interest Expenses
	Three months ended September 30,
	2006	2005
Salaries and employee benefits	$1,697,756	$1,560,158
Occupancy expenses	410,304	336,336
Equipment expense	133,116	119,168
Marketing	103,152	69,437
Computer services	199,035	162,953
Regulatory, professional and other fees	179,313	358,613
Office expense	127,151	92,220
All other expenses	293,845	156,120
	$3,143,672	$2,855,005

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $137,598, or 8.8%, to $1,697,756 for the three months ended September 30, 2006 compared to $1,560,158 for the three months ended September 30, 2005. Staffing levels overall increased to 95 full-time equivalent employees at September 30, 2006 as compared to 89 full-time equivalent employees at September 30, 2005. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, management expects the expenses for employees will continue to increase in 2006 as compared to 2005. See “Share-Based Compensation”.

Occupancy expense increased by $73,968, or 22.0%, to $410,304 for the three months ended September 30, 2006 compared to $336,336 for the three months ended September 30, 2005. During June 2006, the Bank opened the new Plainsboro branch which is now relocated in the new Plainsboro Village Center. This expanded location allows the Bank to offer drive-through banking plus ATM services that were not available at the previous location. The current period increase in occupancy costs is primarily attributable to this branch relocation project. In addition, the relocation and expansion of our Fort Lee loan production office to a full service branch of the Bank was completed in early November 2006. Certain costs related to this relocation have been incurred prior to the actual opening of this branch.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio decreased to 59.7% for the three months ended September 30, 2006, compared to 60.8% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 and September 30, 2005

Summary

The Company realized net income of $3,991,138 for the nine months ended September 30, 2006, an increase of $625,367, or 18.6%, over the $3,365,771 realized for the nine months ended September 30, 2005. Net income per diluted share was $1.12 for the nine months ended September 30, 2006 compared to $0.93 per diluted share for the nine months ended September 30, 2005.

Key performance ratios continued to improve during the nine months ended September 30, 2006. Return on average assets and return on average equity were 1.41% and 17.12%, respectively, for the nine months ended September 30, 2006 compared to 1.32% and 16.49%, respectively, for the nine months ended September 30, 2005.

In June 2006, the Company added approximately $18 million in trust preferred securities, which accounted for the increase in subordinated debt from the first nine months of 2005.

Earnings Analysis

Interest Income

For the nine months ended September 30, 2006, total interest income was $20,105,532 an increase of $4,730,142 or 30.8%, compared to total interest income of $15,375,390 for the nine months ended September 30, 2005. The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the nine month period ended September 30, 2006 and 2005.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,068,837	$51,012	5.06%	$793,267	$17,488	2.95%
Securities:
Collateralized Mortgage Obligations/
Mortgage Backed Securities	69,009,766	2,502,864	4.86%	76,920,888	2,240,205	3.88%
States and Political Subdivisions	16,333,764	672,967	5.49%	18,752,945	728,034	5.18%
Total	85,343,530	3,175,831	4.99%	95,673,833	2,968,239	4.14%

Loan Portfolio:
Commercial	34,413,632	2,299,938	8.94%	35,824,182	1,968,394	7.35%
Installment	2,118,903	132,503	8.36%	2,408,793	151,194	8.39%
Commercial Mortgage	62,960,448	3,266,811	6.94%	57,002,370	3,046,661	7.15%
Construction – Wholesale	121,140,963	8,022,820	8.85%	86,428,044	4,641,073	7.18%
Residential Mortgages	8,188,539	399,850	6.53%	9,244,450	428,700	6.20%
Construction – Retail	3,473,485	235,230	9.05%	4,656,709	249,456	7.16%
Home Equity	14,533,020	795,288	7.32%	13,282,411	611,604	6.16%
SBA Loans	9,364,282	667,642	9.53%	5,900,159	353,198	8.00%
All Other Loans	12,927,646	1,261,800	13.05%	10,535,809	1,175,502	14.86%
Total	269,120,918	17,081,882	8.49%	225,282,927	12,625,782	7.49%

Total Interest-Earning Assets	355,533,285	20,308,725	7.64%	321,750,027	15,611,509	6.49%

Allowance for Loan Losses	(2,601,862)			(2,134,401)
Cash and Due From Bank	9,263,733			9,017,781
Other Assets	15,293,336			12,269,270
Total Assets	$377,488,492			$340,902,677

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$88,155,978	$1,056,968	1.60%	$102,099,602	$879,410	1.15%
Savings Accounts	43,633,633	634,989	1.99%	28,918,212	217,815	1.01%
Certificates of Deposit	99,022,498	2,986,653	4.03%	87,246,405	1,939,100	2.95%

Federal Funds Purchased/Other Borrowed Funds	35,827,070	1,372,051	5.12%	31,226,601	989,870	4.22%
Redeemable Subordinated Debentures	12,120,879	702,116	7.72%	5,155,000	251,167	6.62%
Total Interest-Bearing Liabilities	278,760,058	6,752,777	3.25%	254,645,820	4,277,362	2.26%

Net Interest Spread			4.40%			4.24%

Demand Deposits	62,524,715			56,054,980
Other Liabilities	5,037,807			2,914,652
Total Liabilities	346,322,580			313,615,452
Shareholders' Equity	31,165,912			27,287,225
Total Liabilities and Shareholders' Equity	377,488,492			340,902,677
Net Interest Margin		$13,555,948	5.10%		$11,334,147	4.71%

The current year increase in interest income resulted from a higher average balance in the loan portfolio combined with higher average yields earned on the securities and loan portfolios. Average loans increased $43,837,991, or 19.5%, to $269,120,918 for the nine months ended September 30, 2006 from $225,282,927 for the nine months ended September 30, 2005, while the yield on the portfolio increased 100 basis points to 8.49% for the nine months ended September 30, 2006 from 7.49% for the nine months ended September 30, 2005. The higher loan yield reflected the higher interest rate environment that evolved during the latter half of 2004 and continued through the first half of 2006.

Average securities decreased $10,329,303, or 10.8%, from $95,673,833 for the nine months ended September 30, 2005 to $85,343,530 for the nine months ended September 30, 2006, while the yield on the securities portfolio increased to 4.99% for the nine months ended September 30, 2006 from 4.14% for the nine months ended September 30, 2005.

Overall, the yield on the Company’s total interest-earning assets increased 115 basis points to 7.64% for the nine months ended September 30, 2006 from 6.49% for the nine months ended September 30, 2005.

Interest Expense

Total interest expense for the nine months ended September 30, 2006 was $6,752,777, an increase of $2,475,415, or 57.9%, compared to $4,277,362 for the nine months ended September 30, 2005. The increase in interest expense for the current period resulted primarily from the impact of a change in the mix of deposits and other sources of funds which had higher levels of interest than those prevailing in the nine months ended September 30, 2005. In addition, the average rate paid on interest bearing liabilities for the nine months ended September 30, 2006 increased 99 basis points to 3.25% from 2.26% for the nine months ended September 30, 2005. Moderating this increased cost of interest-bearing liabilities was an increase in demand deposits for the nine months ended September 30, 2006 where the average balance was $62,524,715 as compared to an average balance of $56,054,980 for the same period in 2005.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2006 was $13,352,755, an increase of $2,254,727, or 20.3%, compared to $11,098,028 for the nine months ended September 30, 2005. The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 5.10% for the nine months ended September 30, 2006 compared to 4.71% for the nine months ended September 30, 2005.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. Additions to the allowance are made by charges to the provision for loan losses. The evaluation considers a complete review of the following specific factors: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. Additionally, current economic conditions and local real estate market conditions are considered. As a result of this evaluation process, the Company’s provision for loan losses was $440,000 for the nine months ended September 30, 2006 and $280,000 for the nine months ended September 30, 2005.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2006 was $1,961,980, a decrease of $239,187, or 10.9%, from non-interest income of $2,201,167 for the nine months ended September 30, 2005.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2006 was $831,233 compared to $1,132,834 for the nine months ended September 30, 2005. The rising interest rate environment in 2006 has had a negative impact on the volume of mortgage loan originations and subsequent secondary market mortgage loan sales.

Service charges on deposit accounts were $506,338 for the nine months ended September 30, 2006 compared to $507,610 for the nine months ended September 30, 2005. Service charge income was affected in 2006 by management’s actions to restructure service charged and fees based on the results of a comparative study of market fees performed in 2005. This also resulted in an increase in the other income component of non-interest income to $452,451 for the nine months ended September 30, 2006 compared to $382,661 for the nine months ended September 30, 2005.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $271,672 for the nine months ended September 30, 2006, compared to $178,062 for the nine months ended September 30, 2005. The Company owns $9.1 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2006 was $9,342,003, an increase of $1,295,260, or 16.1%, compared to non-interest expense of $8,046,743 for the nine months ended September 30, 2005.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2006 and 2005.

Non-interest Expenses
	Nine months ended September 30,
	2006	2005
Salaries and employee benefits	$5,095,737	$4,326,701
Occupancy expenses	1,107,431	1,026,437
Equipment expense	370,283	359,286
Marketing	277,350	239,559
Computer services	540,997	465,354
Regulatory, professional and other fees	860,882	839,058
Office expense	334,804	293,099
All other expenses	754,519	497,249
	$9,342,003	$8,046,743

Salaries and employee benefits increased $769,036, or 17.8%, to $5,095,737 for the nine months ended September 30, 2006 compared to $4,326,701 for the nine months ended September 30, 2005. This increase reflects the increase in staffing levels, normal employee salary increases and the impact of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment. Management expects the expenses for employees will continue to increase in 2006 as compared to these expenses in 2005. See “Share-Based Compensation”.

Occupancy expense increased by $80,994, or 7.9%, to $1,107,431 for the nine months ended September 30, 2006 compared to $1,026,437 for the nine months ended September 30, 2005. During June 2006, the Bank opened the new Plainsboro branch which is now relocated in the new Plainsboro Village Center. In addition, the relocation and expansion of our Fort Lee loan production office to a full service branch of the Bank was completed in early November 2006. The current period increase in occupancy costs is primarily attributable to these office relocation projects.

Regulatory, professional and other fees increased by $21,824, or 2.6%, to $860,882 for the nine months ended September 30, 2006 compared to $839,058 for the nine months ended September 30, 2005. The Company incurred increased consulting fees primarily as a result of preparations for internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act for which the Company must be in compliance at December 31, 2007.

The Company’s efficiency ratio increased modestly to 61.0% for the nine months ended September 30, 2006 compared to a ratio of 60.5% for the nine months ended September 30, 2005.

Financial Condition

September 30, 2006 Compared with December 31, 2005

Total consolidated assets at September 30, 2006 totaled $391,149,610, increasing by $18,654,144, or 5.0%, from $372,495,466 at December 31, 2005.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2006 totaled $10,591,455 compared to $12,137,750 at December 31, 2005. Cash and cash equivalents at September 30, 2006 consisted of cash and due from banks of $10,572,978 and Federal funds sold/short term investments of $18,477. The corresponding balances at December 31, 2005 were $9,394,929 and $2,742,821, respectively.

Securities

The Bank’s investment securities represented 22.8% of total assets at September 30, 2006 and 24.4% of total assets at December 31, 2005. Total investment securities decreased $1,890,522, or 2.1%, at September 30, 2006 to $89,104,506 from $90,995,028 at December 31, 2005.

Investment Securities available for sale totaled $71,726,638 at September 30, 2006, an increase of $2,489,980, or 3.6%, from $69,236,658 at December 31, 2005. During the first nine months of 2006, $9,795,108 of securities available for sale matured (predominantly U.S. government agency securities) and, among other uses, assisted in funding the growth in the loan portfolio.

Investment Securities held to maturity totaled $17,377,868 at September 30, 2006, a decrease of $4,380,502, or 20.1%, from $21,758,370 at December 31, 2005.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2006 and December 31, 2005.

Loan Portfolio Composition	September 30, 2006		December 31, 2005
		%		%
Component	Amount	of total	Amount	of total
Construction loans	$130,483,471	49%	$109,862,614	46%
Residential real estate loans	7,837,273	3%	8,602,975	4%
Commercial and industrial loans	109,701,011	41%	104,448,196	43%
Loans to individuals	16,829,541	7%	16,441,994	7%
Lease financing	5,913	0%	21,073	0%
All other loans	490,565	0%	637,497	0%
	$265,347,774	100%	$240,014,349	100.0%

The loan portfolio increased $25,333,425, or 10.6%, at September 30, 2006 to $265,347,774 from $240,014,349 at December 31, 2005. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Non-accrual loans amounted to $3,556,367 at September 30, 2006, compared to $833,150 at December 31, 2005. This increase is due to one borrowing relationship for $2,782,251 consisting of two construction loans of

$2,662,251 and $120,000. Management believes that these loans will be repaid in full, together with accrued interest, prior to December 31, 2006 through a refinancing by an unaffiliated third party. Management believes that non-performing loans at September 30, 2006 are generally well collateralized and do not present a major risk of financial loss to the Company. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type at September 30, 2006 and December 31, 2005. As the table demonstrates, loan quality and ratios remain strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

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

Non-Performing Assets and Loans	September 30	December 31
	2006	2005
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$209
Non-accrual loans	3,556,367	833,150
Total non-performing loans	3,556,367	833,359
Other real estate owned	0	-
Total non-performing assets	3,556,367	$833,359

Non-performing loans to total loans	1.28%	0.32%
Non-performing assets to total assets	0.91%	0.22%

The Company had no loans classified as restructured loans or potential problem loans at September 30, 2006 and December 31, 2005. Impaired loans totaled $3,556,367 at September 30, 2006 and $833,150 at December 31, 2005.

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At September 30, 2006, management believed that the allowance for loan losses and nonperforming loans was adequate.

The allowance for loan losses amounted to $2,792,889 at September 30, 2006, an increase of $431,514 from December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.00% at September 30, 2006 and 0.92% at December 31, 2005, respectively. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	September 30,	December 31,	September 30,
	2006	2005	2005

Balance, beginning of period	$2,361,375	$2,005,169	$2,005,169
Provision charged to operating expenses	440,000	405,000	280,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(11,154)	(39,150)	(10,182)
Loans to individuals	(285)	(13,653)	(11,133)
Lease financing	-	-	(2,183)
All other loans	-	-	-
	(11,439)	(52,803)	(23,498)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	1,498	749
Loans to individuals	2,800	2,511	2,451
Lease financing	153	-	750
All other loans	-	-	-
	2,953	4,009	3,950

Net (charge offs) / recoveries	(8,486)	(48,794)	(19,548)
Balance, end of period	$2,792,889	$2,361,375	$2,265,621

Loans:
At period end	$278,480,859	$256,772,083	$226,575,492
Average during the period	277,151,149	231,418,672	225,282,927
Net charge offs to average loans outstanding	0.00%	(0.02%)	(0.01%)
Allowance for loan losses to:
Total loans at period end	1.00%	0.92%	1.00%
Non-performing loans	337.34%	283.36%	276.78%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits decreased $3,677,497, or 1.2%, to $302,131,970 at September 30, 2006 from $305,809,467 at December 31, 2005. This decrease in total deposits was primarily the result of a $4,453,928 decrease in interest bearing deposits of $243,122,665 at December 31, 2005 to $238,668,737 at September 30, 2006, which management believes is the result of depositors with maturing time deposits moving funds from the Bank to other alternatives.

Other Borrowings

Other Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at September 30, 2006 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchases of $3,800,000. The balance of other borrowings at December 31, 2005 consisted of long-term FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2006 totaled $34,167,612, an increase of $4,370,745, or 14.7%, from $29,796,867 at December 31, 2005. Book value per common share rose to $9.92 at September 30, 2006 from $8.67 at December 31, 2005.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $3,991,138 and net of the combined effects of stock buybacks and the decrease in unrealized holding losses on available for sale securities.

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

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2006 and December 31, 2005 are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006 -
Company
Total Capital to Risk Weighted Assets	$61,318,561	19.86%	$24,700,560	>8%	$30,875,700	>10%
Tier 1 Capital to Risk Weighted Assets	46,406,577	15.03%	12,350,280	>4%	18,525,420	>6%
Tier 1 Capital to Average Assets	46,406,577	12.29%	15,099,540	>4%	18,874,425	>5%
Bank
Total Capital to Risk Weighted Assets	$42,429,962	13.75%	$24,686,960	>8%	$30,858,700	>10%
Tier 1 Capital to Risk Weighted Assets	39,637,037	12.84%	12,343,480	>4%	18,515,220	>6%
Tier 1 Capital to Average Assets	39,637,037	10.22%	15,512,920	>4%	19,391,150	>5%

As of December 31, 2005 -
Company
Total Capital to Risk Weighted Assets	$37,923,500	13.30%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,562,125	12.47%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,562,125	9.76%	14,580,112	>4%	18,225,140	>5%
Bank
Total Capital to Risk Weighted Assets	$37,493,600	13.15%	$22,817,040	>8%	$28,521,300	>10%
Tier 1 Capital to Risk Weighted Assets	35,132,225	12.32%	11,408,520	>4%	17,112,780	>6%
Tier 1 Capital to Average Assets	35,132,225	9.64%	14,578,280	>4%	18,222,850	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0% . To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0% . At September 30, 2006, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2006, the balance of cash and cash equivalents was $10,591,455.

Net cash provided by operating activities totaled $8,623,749 in the nine months ended September 30, 2006 compared to $1,399,324 in the nine months ended September 30, 2006. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $24,040,280 in the nine months ended September 30, 2006 compared to $14,442,859 used in investing activities in the nine months ended September 30, 2005. The current period amount was the result of a $25,341,912 increase in the loan portfolio combined with $15,008,866 in available for sale security purchases for the nine months ended September 30, 2006.

Net cash provided by financing activities amounted to $13,870,236 in the nine months ended September 30, 2006 compared to $18,449,073 in the nine months ended September 30, 2005. The current period amount resulted primarily from a decrease in deposits offset by the $18,557,000 proceeds from the issuance of redeemable subordinated debentures during the nine months period ended September 30, 2006.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2006, maturities and prepayments of investment securities totaled $14,160,473. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2006 and December 31, 2005, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2006 and December 31, 2005.

Market Risk Analysis

September 30, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$46,377,000	$45,794,000	$42,734,000
Change		($583,000)	($3,643,000)
Change as a Percentage of Assets		(0.15%)	(0.93%)

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$44,923,000	$43,305,000	$42,049,000
Change		($1,617,000)	($2,873,000)
Change as a Percentage of Assets		(0.43%)	(0.77%)

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a common stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2006.

Issuer Purchases of Equity Securities (1)

					Maximum
				Total Number of	Number of
				Shares	Shares That
		Total		Purchased As	May Yet be
		Number of	Average	Part of Publicly	Purchased
		Shares	Price Paid	Announced Plan	Under the Plan
Period		Purchased	Per Share	or Program	or Program

Beginning	Ending
July 1, 2006	July 31, 2006	422	$18.21	422	163,849
August 1, 2006	August 31, 2006	1,445	$18.32	1,445	162,404
September 1, 2006	September 30, 2006	11,899 (2)	$18.75	357	162,047

	Total	13,766 (2)	$19.90	2,224	162,047

(1)	The Company’s common stock repurchase program covers a maximum of 173,617 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 5% stock dividend paid January 31, 2006.

(2)	Includes 11,542 shares acquired from an option holder in connection with the cashless exercise of options.

Item 6.		Exhibits.

	3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

	3(ii)		Bylaws of the Company (incorporated by reference to Exhibit
3(ii) to the Company’s Form 10-QSB filed with the SEC on May
14, 2003)

	31.1	*	Certification of Robert F. Mangano, chief executive officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, chief financial officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted
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

1ST CONSTITUTION BANCORP

Date: November 13, 2006	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)