Form 10-K
period 2006-12-31
1ST CONSTITUTION BANCORP
filed 2007-04-02
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

2650 Route 130, P.O. Box 634, Cranbury, NJ 08512
(Address of Principal Executive Offices, including Zip Code)

(609) 655-4500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, No Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Stock Purchase Rights Relating to Common Stock, No Par Value
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

As of March 13, 2007, 3,742,662 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

As of December 31, 2006, the Company, on a consolidated basis, had total assets of approximately $392.7 million, total deposits of approximately $312.7 million, total gross loans of approximately $265.1 million and total shareholders’ equity of approximately $35.2 million.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates nine additional branch offices in downtown Cranbury, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer and Somerset Counties and the Fort Lee area of Bergen County and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

- personal service;

- expansion of its branch network;

- innovative product offerings; and

- technological advances and e-commerce.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central New Jersey and the Fort Lee area of Bergen County. The Bank’s focus is to understand the needs of the community and the customers and tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Expansion of Branch Banking

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community. During the third quarter of 2006, the Bank relocated its Plainsboro branch office from 10 Schalks Crossing Road to 11 Schalks Crossing Road and opened a new branch office at 180 Main Street, Fort Lee, Bergen County, New Jersey. During the fourth quarter of 2006, the Bank announced that it had entered into a Purchase and Assumption Agreement to acquire all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of Sun National Bank. Pending the receipt of regulatory agency approvals, the transaction is scheduled to close during the first quarter of 2007.

Innovative Product Offerings

In the fourth quarter of 2006, the Bank launched its new EZ Deposit service. This new product allows customers of the Bank to scan checks, using a scanning device furnished by the Bank, at the customer’s place of business and transmit them directly to the Bank for deposit into the customer’s account. The Check 21 Act allows for the creation of Image Replacement Documents (“IRD”) that are the legal equivalent of the original check. Therefore, the check images captured at customer locations are sent electronically to the Bank and customers can reduce the number of trips to the Bank, as deposits are made directly from their place of business to the Bank. The service also has a later deposit time cutoff than branch locations and this allows customers to process deposits and have them posted the same day rather than the following business day.

By the end of 2006, there were 13 EZ Deposit customers using the service and a number of customers requesting the service in 2007. Management believes that there is great customer acceptance of this service and that the demand for this service will be strong in 2007.

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

Locally, the Bank’s most direct competitors include Bank of America, PNC Bank, Wachovia Bank, and Sovereign Bank. The Bank is at a competitive disadvantage compared with these larger national and regional commercial and savings banks. By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank. Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank. In addition to having established deposit bases and loan portfolios, these institutions, particularly large national and regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

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

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors secured by real estate that is both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

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

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination and is not experiencing or anticipating significant growth. A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2006, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2006, the Company maintained a Tier 1 capital ratio of 15.42% and total qualifying capital ratio of 20.23%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2006 was 12.18%.

On April 10, 2002, 1ST Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. These Subordinated Debentures constitute the sole assets of Trust I. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. Trust I is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities. On February 23, 2007, the Company notified Wilmington Trust Company, as Indenture Trustee, of the Company’s intention to redeem on April 22, 2007 the debt securities issued by the Company to Trust I.

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

Management has determined that Trust I and Trust II (together the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46 and the establishment of Trust I, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities of the kind issued by the Trusts in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company included all of its $23.7 million in trust preferred securities in Tier 1 capital at December 31, 2006. Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios by the end of the transition period.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999. From 1999 through 2006, the Company paid a 5% stock dividend each year. On December 21, 2006, the Company declared a 6% stock dividend, which was paid on January 31, 2007 to shareholders of record as of the close of business on January 23, 2007. The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record on February 10, 2005. All share and per share data has been retroactively adjusted for stock dividends.

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

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	disclosure of whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	independence requirements for outside auditors;

•
a prohibition by a company’s registered public accounting firm from performing statutorily mandated audit services for the company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date;

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment. Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, we are not required to provide management’s report on internal control over financial reporting until we file our annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2008.

Each of the national stock exchanges, including the Nasdaq Global Market where the Company’s common stock is listed, have implemented new corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees. The rule changes are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors. These increased burdens have increased the Company’s legal and accounting fees and the amount of time that the Board of Directors and management must devote to corporate governance issues.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC to assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the applicable institution. The CRA requires public disclosure of an institution’s CRA rating and requires that the FDIC provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. At its last CRA examination, the Bank was rated “satisfactory” under CRA.

Insurance of Deposits

The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Deposit Insurance Fund. The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly FICO assessment.

Employees

The Company has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2006, the Bank had 88 full-time employees and 12 part-time employees. Neither the Bank’s nor the Company’s employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed below under “Risk Factors”; the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of the Company’s business and operations are described in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1A. Risk Factors.

The common stock of the Company is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

The Company Faces Significant Competition.

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future. See “BUSINESS -- Competition.”

The Company’s Business is Affected by Economic Conditions and Related Uncertainties.

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

The Company is Subject to Interest Rate Risk.

The Company’s earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Risks Associated With Speculative Construction Lending.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending. Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas.

Federal and State Government Regulation Impact the Company’s Operations.

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

If Economic Conditions Deteriorate, Particularly in the Bank’s Market Area, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the Bank’s market area, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

General

The Company’s and the Bank’s principal office in Cranbury, New Jersey (the “Principal Office”), which it occupies under a lease that expires in December 2010, provides for an aggregate monthly rental of $16,619, subject to annual rental increases plus real estate taxes and certain common space charges allocated by the landlord. This lease grants the Bank two additional five-year renewal periods. The Bank also has the right of first refusal to purchase the premises of which the Principal Office is a part on the same terms and conditions as contained in any bona fide offer for the premises. In 2003, the Bank entered into a five-year lease for an additional 1,900 square feet of office space in this building for an aggregate monthly rental of $2,216 per month, subject to annual rental increases. This lease grants the Bank two additional five-year renewal periods.

The Bank leases approximately 2,400 square feet for its branch office in Montgomery Township, New Jersey for an aggregate monthly rental of $5,845. This lease expires on September 30, 2007.

In September 2005, the Bank exercised its right of first refusal option granted under the existing lease agreement and purchased the land and building comprising its branch office in downtown Cranbury, New Jersey. The Bank had previously leased this 3,780 square feet branch office.

In December 2005, the Bank elected to exercise its option for the early termination of the lease for its branch located in Plainsboro, New Jersey. The Bank applied for and received regulatory agency approval to relocate this branch into the Plainsboro Village Center which was accomplished in June 2006. The Bank entered into a 15 year lease for approximately 2,500 square feet with two drive-through lanes in the multi-tenant retail/office building. The Bank has two five year renewal options for this space. The aggregate monthly payment for this lease is $7,381 with annual escalations.

The Bank entered into a lease for the branch located in Hamilton Square, New Jersey in April 1999. This lease expires in July 2014 and provides for a rental of approximately 4,170 square feet. The Bank has two five-year renewal options for this space. The aggregate monthly rental payment for this lease is $9,683, with annual escalations.

In January 2004, the Bank entered into a two-year lease for a new Loan Production Office in Fort Lee, New Jersey. The lease provided for the rental of 1,567 square feet with an aggregate monthly rental of $2,873 in the first year and $2,938 in the second year. In December 2005, the Bank entered into a lease to house a de novo branch plus the loan production office in Fort Lee, New Jersey. The Bank applied for and received regulatory agency approval to relocate the loan production office and establish a de novo branch which was opened in November 2006. This lease expires in February 2014 and provides for the rental of 3,100 square feet on the ground floor plus 800 square feet in the basement. The aggregate monthly rental payment for this lease is $6,458, with annual escalations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”. The following are the high and low sales prices per share for 2006 and 2005, as reported on the Nasdaq Global Market.

	2006			2005
	High	Low		High	Low
First Quarter	$19.76	$16.18	(1)	$18.40	$14.28	(1)
Second Quarter	$18.64	$16.48	(1)	18.18	14.99	(1)
Third Quarter	$17.92	$16.22	(1)	18.75	15.75	(1)
Fourth Quarter	$18.84	$16.51	(1)	18.82	14.98	(1)

(1) Prices have been retroactively adjusted for the 6% stock dividend declared December 21, 2006 and paid January 31, 2007 to shareholders of record on January 23, 2007.

As of March 6, 2007, there were approximately 334 holders of the Company’s common stock.

The Company paid a 6% stock dividend on January 31, 2007 and a 5% stock dividend on January 31, 2006. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. All per share data has been retroactively adjusted for stock dividends. The Company will retain its earnings in order to provide capital for growth of the Bank.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date. The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2006.

Issuer Purchases of Equity Securities (1)
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2006	October 31, 2006	3,016	$17.52	3,016	169,135
November 1, 2006	November 30, 2006	3,694	$18.12	3,694	165,441
December 1, 2006	December 31, 2006	-	-	-	165,441
Total		6,710	$17.85	6,710	165,441
_________________

(1)
The Company’s common stock repurchase program covers a maximum of 175,271 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005 as adjusted for the 6% stock dividend declared December 21, 2006 and paid January 31, 2007.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

						Five Year
						Compounded
For years ended December 31	2006	2005	2004	2003	2002	Growth Rate

Highlights
Net income	$5,332,844	$4,560,127	$3,837,714	$3,228,500	$2,687,322	19.9%
Return on average assets	1.40%	1.31%	1.22%	1.18%	1.06%
Return on average equity	16.62%	16.49%	15.54%	14.85%	14.09%
Net interest margin	5.03%	4.78%	4.25%	3.94%	3.87%

Income Statement Data
Net interest income	$17,787,685	$15,299,893	$12,470,773	$10,012,780	$9,209,044	17.2%
Provision for loan losses	893,500	405,000	240,000	240,000	240,000
Non-interest income	2,591,009	2,646,861	2,557,242	2,401,349	1,525,526
Non-interest expenses	12,037,856	10,887,225	8,989,961	7,168,722	6,287,881

Balance Sheet Data at December 31
Total assets	$392,677,546	$372,495,466	$335,830,440	$293,483,174	$273,862,343	11.0%
Total deposits	312,724,422	305,809,467	276,887,033	245,353,724	224,149,464	10.0%
Total gross loans	265,142,313	240,014,349	210,653,051	163,950,306	151,049,736	16.2%
Shareholders’ equity	35,196,570	29,796,867	26,790,384	25,585,256	20,994,842	15.4%
Allowance for loan losses	3,228,360	2,361,375	2,005,169	1,786,632	1,669,882	15.0%

Share Information (1)
Earnings per share - basic	$1.45	$1.25	$1.05	$0.89	$0.75	18.2%
Earnings per share - diluted	$1.41	$1.20	$1.02	$0.84	$0.71	18.3%
Book value per share	$9.40	$8.18	$7.28	$6.45	$5.81	13.3%
Average diluted shares Outstanding	3,772,182	3,803,871	3,799,270	3,825,688	3,808,305

Capital Ratios(2)
Total capital to risk-weighted assets	20.23%	13.30%	13.99%	14.94%	14.75%
Tier 1 capital to risk-weighted assets	15.42%	12.47%	13.17%	14.06%	13.84%
Tier 1 capital to average assets	12.18%	9.76%	10.16%	9.74%	9.64%

(1) All share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

(2) Capital ratios are for the Company. See footnote 15 to the financial statements for capital ratios of the Company and the Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the “Company” refers to 1ST Constitution Bancorp and its wholly owned subsidiaries, 1ST Constitution Bank, 1ST Constitution Capital Trust I, and 1ST Constitution Capital Trust II, the “Bank” refers to 1ST Constitution Bank, and the “Trusts” refers to 1ST Constitution Capital Trust I and 1ST Constitution Capital Trust II, collectively. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Executive Summary

The Company reported net income for the 12 months ended December 31, 2006 of $5,332,844, an increase of 16.9% from the $4,560,127 reported for the 12 months ended December 31, 2005. Diluted net income per share was $1.41 for the year ended December 31, 2006 compared to $1.20 reported for the year ended December 31, 2005. Basic net income per share for the year ended December 31, 2006 was $1.45 as compared to the $1.25 reported for the year ended December 31, 2005. The Company has achieved a five-year compounded growth rate for net income of 19.9% over the 2001-2006 period. All share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

Key performance ratios continued to improve in the 2006 fiscal year as compared to the prior year. Return on average assets (“ROA”) and return on average equity (“ROE”) were 1.40% and 16.62%, respectively, for the year ended December 31, 2006, compared to 1.31% and 16.49%, respectively, for the year ended December 31, 2005.

The Company’s record earnings for the 2006 fiscal year reflect continuing momentum across a broad range of product and service offerings. Increased lending activity, coupled with increases in deposits through branch network expansion and secondary market loan sales volume, fueled both the record earnings and balance sheet growth.

The Company’s net interest income for the year ended December 31, 2006 was $17,787,685, an increase of 16.3% from the $15,299,893 reported for the year ended December 31, 2005. For the year ended December 31, 2006, the Company’s net interest margin increased to 5.03% compared to 4.78% reported for the year ended December 31, 2005. During 2004, a rising interest rate environment evolved during the latter half of the year and continued through the first half of 2006. The Federal Reserve Bank’s Open Market Committee (“FOMC”) held eight meetings in 2004, 2005 and 2006. Beginning with the June 30, 2004 meeting, the FOMC increased short-term interest rates by 25 basis points and continued with a series of 16 consecutive 25 basis point increases in each of the subsequent meetings through June 2006. The FOMC then made no changes to short-term rates at any of the remaining four meetings in 2006. The immediate benefit of the interest rate increases to the Company’s investment security purchases and floating rate assets resulted in an 106 basis point increase in the yield on total interest-earning assets for 2006. In addition, management’s ability to lag the interest rate increases on deposits coupled with a tight discipline in deposit pricing resulted in an increase of 25 basis points in the Company’s net interest margin for the year ended December 31, 2006 when compared to the year ended December 31, 2005. Management expects the FOMC to continue to hold interest rates at their current level in early 2007 and has structured the Company’s balance sheet in a moderately asset sensitive position in response to this present market rate environment.

Driven by construction loan growth, the Bank’s loan portfolio increased 8.6% at December 31, 2006 as compared to December 31, 2005. At December 31, 2006, total loans outstanding (including loans held for sale) reached $278,751,255 compared to $256,772,083 at December 31, 2005. The Bank’s deposit base increased by $6,914,955 to $312,724,422 at December 31, 2006 from $305,809,467 at December 31, 2005. Management strategically priced deposit products to be competitive with other financial institutions with branch locations in its market yet still maintain a strong net interest margin to support earnings growth.

Management believes that the Company has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service, and a commitment to maintain the technology necessary to provide its customers with easy access to the financial products and services offered by the Bank.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors. The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Results of Operations

The Company reported record earnings of $5,332,844, or $1.41 per share (diluted), for the year ended December 31, 2006 compared to $4,560,127, or $1.20 per share (diluted), in 2005. Net income and diluted earnings per share grew 16.9% and 17.5%, respectively, for the year ended December 31, 2006. The Company posted net income of $3,837,714, or $1.02 per share (diluted), for the year ended December 31, 2004. All share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 87.3% of the Company’s net revenues for the year ended December 31, 2006. Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2006, 2005 and 2004. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,457,568	$85,012	5.83%	$850,741	$27,181	3.19%	$976,584	$10,977	1.12%
Investment Securities:
Collateralized Mortgage Obligations / Mortgage Backed Securities	70,048,748	3,448,780	4.92%	75,758,305	3,017,885	3.98%	87,636,728	3,196,936	3.65%
Obligations of States and Political Subdivisions (4)	16,198,497	895,172	5.53%	18,975,766	978,099	5.15%	10,132,976	571,410	5.64%
Total	86,247,245	4,343,952	5.04%	94,734,071	3,995,984	4.22%	97,769,704	3,768,346	3.85%

Loan Portfolio:
Construction	125,022,769	11,129,600	8.90%	94,253,131	7,010,571	7.44%	76,191,687	4,108,903	5.39%
Residential Real Estate	8,072,109	517,146	6.41%	9,127,634	572,844	6.28%	9,448,423	645,026	6.83%
Commercial and Commercial Real Estate	99,521,245	7,706,864	7.74%	93,871,685	6,831,503	7.28%	82,412,002	5,985,833	7.26%
Installment	2,013,438	167,126	8.30%	2,394,026	200,020	8.35%	3,255,459	264,074	8.11%
All Other Loans	37,111,086	3,645,808	9.82%	31,772,196	3,007,190	9.46%	27,144,851	2,418,231	8.91%
Total (1)	271,740,647	23,166,544	8.53%	231,418,672	17,622,128	7.61%	198,452,422	13,422,067	6.76%

Total Interest-Earning Assets	359,445,460	27,595,508	7.68%	327,003,484	21,645,293	6.62%	297,198,710	17,201,390	5.79%

Allowance for Loan Losses	(2,662,370)			(2,177,263)			(1,909,294)
Cash and Due From Banks	9,391,415			9,130,543			7,853,303
Other Assets	15,422,593			12,893,312			10,815,249
Total Assets	$381,597,098			$346,850,076			$313,957,968

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOWAccounts	$87,135,125	$1,455,755	1.67%	$101,189,352	$1,211,901	1.20%	$96,113,368	$986,531	1.03%
Savings Accounts	44,867,384	939,324	2.09%	33,671,684	409,397	1.22%	26,890,218	136,530	0.51%
Certificates of Deposit	58,183,657	2,907,883	5.00%	77,183,169	2,383,392	3.09%	74,136,634	1,917,353	2.59%
Certificates of Deposit of $100,000 and Over	43,870,647	1,385,118	3.16%	9,771,290	309,159	3.16%	10,156,576	260,109	2.56%
Other Borrowed Funds	32,539,699	1,687,749	5.19%	31,143,663	1,363,507	4.38%	24,812,983	981,689	3.96%
Trust Preferred Securities	14,863,014	1,141,668	7.68%	5,000,000	350,823	7.02%	5,000,000	263,083	5.26%

Total Interest-Bearing Liabilities	281,459,526	9,517,497	3.38%	257,959,158	6,028,179	2.34%	237,109,779	4,545,295	1.92%

Net Interest Spread (2)			4.30%			4.28%			3.87%

Non-interest Bearing Demand Deposits	63,040,519			57,792,902			49,622,127
Other Liabilities	5,013,813			3,447,534			2,536,002
Total Liabilities	349,513,857			319,199,594			289,267,908
Shareholders' Equity	32,083,240			27,650,482			24,690,060
Total Liabilities and Shareholders' Equity	$381,597,097			$346,850,076			$313,957,968

Net Interest Margin (3)		$18,078,011	5.03%		$15,617,114	4.78%		$12,656,095	4.25%

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

The Company’s net interest income increased on a tax equivalent basis by $2,460,897, or 15.8%, to $18,078,011 for the year ended December 31, 2006, from the $15,617,114 reported for the year ended December 31, 2005. As indicated in the Rate/Volume Table, the principal factor contributing to the 2006 increase in net interest income was an increase in the interest income of $3,368,409, resulting from increased balances in the loan portfolio components. This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

The Company’s net interest income on a tax-equivalent basis increased by $2,961,019, or 23.4%, to $15,617,114 for the year ended December 31, 2005, from the $12,656,095 reported for the year ended December 31, 2004. As indicated in the Rate/Volume Table, the principal factor contributing to the 2005 increase in net interest income was an increase in the interest income of $2,319,709, resulting from increased balances in the loan portfolio components. This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2006 versus 2005			Year Ended December 31, 2005 versus 2004
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$2,516,095	$1,602,934	$4,119,029	$1,156,625	$1,745,044	$2,901,668
Residential Real Estate	(67,564)	11,866	(55,698)	(20,216)	(51,966)	(72,182)
Commercial and Commercial Real Estate	427,419	447,942	875,361	829,188	16,482	845,670
Installment	(31,770)	(1,115)	(32,894)	(71,867)	7,813	(64,054)
All Other Loans	524,238	114,380	638,618	425,979	162,981	588,960
Total Loans	3,368,409	2,176,006	5,544,415	2,319,709	1,880,353	4,200,063
Investment Securities :
Collat. Mortg. Obligations / Mortg. Backed Securities	(281,233)	712,128	430,895	(450,907)	271,857	(179,050)
States and political subdivisions	(155,035)	72,108	(82,927)	477,537	(70,849)	406,688
Total Investment Securities	(436,268)	784,236	347,968	26,630	201,008	227,638
Federal Funds Sold / Short-Term Investments	30,300	27,531	57,831	(4,011)	20,215	16,204

Total Interest Income	2,962,440	2,987,774	5,950,214	2,342,328	2,101,576	4,443,904

Interest Expense :
Money Market and NOW Accounts	(168,651)	412,505	243,854	51,775	173,595	225,370
Savings Accounts	186,786	343,141	529,927	58,265	214,602	272,867
Certificates of Deposit	(1,340,184)	1,864,675	524,491	83,271	382,768	466,039
Certificates of Deposit of $100,000 And Over	1,268,520	(192,561)	1,075,959	(9,825)	58,874	49,049
Other Borrowed Funds	61,146	263,096	324,242	262,592	119,226	381,818
Trust Preferred Securities	757,845	33,000	790,845	-	87,740	87,740
Total interest expense	765,462	2,723,856	3,489,318	446,078	1,036,805	1,482,883

Net Interest Income	$765,461	$2,723,857	$3,489,318	$446,078	$1,036,805	$1,482,884

Average interest earning assets increased by $32,441,976, or 9.9%, to $359,445,460 for the year ended December 31, 2006 from $327,003,484 for the year ended December 31, 2005, consisting primarily of an increase for 2006 of $40,321,975 in loans partially offset by a decrease of $8,486,826 in investment securities compared to 2005. Led by the construction loans component, the Bank’s average total loan portfolio grew by 17.4% and loan yields averaged 8.53% for the year ended December 31, 2006, 92 basis points higher than for the year ended December 31, 2005. This increase was primarily the result of 2006 loan growth at floating yields amid the increasing interest rate environment that continued during the first half of the year. The Bank’s average investment securities portfolio decreased 9.0%, and the yield on that portfolio increased 82 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. Net premium amortization for the year ended December 31, 2006 was $41,405 compared to $139,507 for the year ended December 31, 2005. Overall, the yield on interest earning assets increased 106 basis points to 7.68% in the 2006 fiscal year from 6.62% in the 2005 fiscal year.

Average interest earning assets increased by $29,805,774, or 10.0%, to $327,003,484 for the year ended December 31, 2005 from $297,198,710 for the year ended December 31, 2004, consisting primarily of an increase in 2005 of $32,966,250 in loans partially offset by a decrease of $3,035,633 in investment securities compared to 2004. Led by the construction component, the Bank’s average total loan portfolio grew by 16.6%, and loan yields averaged 7.61%, in 2005, 85 basis points higher than 2004. This increase was primarily the result of 2005 loan growth at floating yields amid the increasing interest rate environment that continued during the year. The Bank’s average investment securities portfolio decreased 3.1%, and the yield on that portfolio increased 37 basis points in 2005 compared to 2004, primarily as a result of the reduced level of premium amortization on mortgage-backed securities due to the rising rate environment that continued throughout the year during 2005. Net premium amortization for 2005 was $139,507 compared to $350,168 for 2004. Overall, the yield on interest earnings assets increased 83 basis points to 6.62% in 2005 from 5.79% in 2004.

Interest expense increased by $3,489,318, or 57.9%, to $9,517,497 for the year ended December 31, 2006, from $6,028,179 for the year ended December 31, 2005. This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level. Savings accounts increased on average by $11,195,700 in 2006, or 33.2%, as compared to 2005, contributing to the funding of loan portfolio growth. The cost on these deposits increased 87 basis points in 2006 from 2005. Average interest bearing liabilities rose 9.1% in 2006 from 2005. The cost of total interest-bearing liabilities increased 104 basis points to 3.38% in 2006 from 2.34% in 2005.

Interest expense increased by $1,482,884, or 32.6%, to $6,028,179 for the year ended December 31, 2005, from $4,545,295 for the year ended December 31, 2004. This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level. Savings accounts increased on average by $6,781,466 in 2005 as compared to 2004, contributing to the funding of loan portfolio growth. The cost on these deposits increased 71 basis points in 2005 from 2004. Average interest bearing liabilities rose 8.8% in 2005 from 2004. The cost of total interest-bearing liabilities decreased 43 basis points to 2.34% in 2005 from 1.91% in 2004.

Average non-interest bearing demand deposits increased by $5,247,617, or 9.1%, to $63,040,519 for the year ended December 31, 2006 from $57,792,902 for the year ended December 31, 2005. Expansion of the branch network and the resulting new business relationships have generated most of this increase. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increases in net interest income.

Non-Interest Income

Non-interest income decreased by $55,852, or 2.1%, to $2,591,009 for the year ended December 31, 2006 from $2,646,861 for the year ended December 31, 2005. Non-interest income in 2005 increased by $89,618, or 3.5%, from a total of $2,557,242 for 2004.

Service charges on deposit accounts represent a significant source of non-interest income. Service charge revenues decreased by $22,033, or 3.2%, to $668,071 for the year ended December 31, 2006 from $690,104 for the year ended December 31, 2005. Service charge revenue totaled $514,494 in 2004. This component of non-interest income represented 25.8%, 26.1%, and 20.1% of the total non-interest income for the years ended December 31, 2006, 2005, and 2004, respectively. Service charge income decreased in 2006 principally due to management’s actions to restructure service charges and fees based on the results of a comparative study of market fees performed in early 2005. During 2005, new fees were assessed on accounts overdrawn for drawing on uncollected funds and for processing incoming wire transfers. Service charge income decreased in 2004 as a result of the Bank waiving service charges on new accounts during the period of branch expansion, and a decreasing number of accounts subject to service charges. Management continues to utilize a strategy of requiring compensating balances from its commercial customers. Those who meet balance requirements are not assessed service charges.

Gains on sales of loans held for sale decreased by $371,790, or 25.7%, to $1,072,731 for the year ended December 31, 2006, from $1,444,521 for the year ended December 31, 2005. Gains on sales of loans held for sale totaled $1,373,660 in 2004. Market interest rates on 30-year fixed rate mortgages fell consistently during 2004, and into the first half of 2005. Consumer refinance of home loans, which, along with a strong housing market, led to the Bank achieving high levels in mortgage origination volumes and mortgage loan sale gains, as newly-originated loans were sold at higher than normal spreads due to the consistently lower level of market interest rates. The rising rate environment that evolved during late 2004 and continued throughout the first half of 2006 has significantly impacted the mortgage market and resultant secondary loan sales for 2006 as long term rates have increased.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $350,476 for the year ended December 31, 2006 compared to $235,430 for the year ended December 31, 2005. The Bank purchased $6.0 million in tax-free BOLI assets in 2002 and $2.0 million in 2005, which partially offset the cost of employee benefit plans and reduced the overall effective tax rate. The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers. Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products or services and prices charged by competitor financial institutions amid the Bank’s competitive market.

The Company recorded net losses on sales of securities available for sale of $99,714 for the year ended December 31, 2006 and $271,871 for the year ended December 31, 2005. The Company recorded net gains on sales of securities available for sale of $27,545 in 2004. These portfolio transactions in 2006, 2005 and 2004 were primarily the result of modest portfolio restructurings. Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expenses

Non-interest expenses increased by $1,150,631, or 10.6%, to $12,037,856 for the year ended December 31, 2006, from $10,887,225 for the year ended December 31, 2005. Non-interest expenses in 2005 increased 21.1% to $10,887,225 from $8,989,961 in 2004. The largest increase in non-interest expenses for 2006 compared to 2005 was in salaries and employees benefits. To a lesser extent, occupancy, and other non-interest expenses also reflect increases for the comparable periods. The largest increase in non-interest expenses in 2005 compared to 2004 was in salaries and employee benefits and, to a lesser extent, other non-interest expenses, as indicated in the table below. The following table presents the major components of non-interest expenses for the years 2004 through 2006.

Non-interest Expenses
	2006	2005	2004
Salaries and employee benefits	$6,799,619	$5,894,200	$4,955,587
Occupancy expense	1,434,728	1,365,930	1,071,463
Equipment expense	507,402	491,735	464,928
Marketing	258,012	292,352	274,095
Date processing services	733,954	623,001	636,076
Regulatory, professional and other fees	802,309	1,102,691	542,001
Office expense	470,211	401,490	462,586
All other expenses	1,031,621	715,826	583,225
Total	$12,037,856	$10,887,225	$8,989,961

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $905,419, or 15.4%, to $6,799,619 for the year ended December 31, 2006 compared to $5,894,200 for the year ended December 31, 2005. The 2006 increase is primarily due to (a) increased staffing levels for all of 2006 as a result of the opening of two new branch locations (b) normal employee salary increases. These expenses increased in 2005 by $938,613, or 18.9%, over the $4,955,587 reported for 2004. The increase in the level of salaries and employee benefits for 2005 versus 2004 reflects the increase in staffing levels due to the branch expansion program plus normal salary increases. Salaries and employee benefits as a percentage of average assets were 1.78% for 2006, 1.70% for 2005 and 1.58% for 2004. As the result of the adoption by the Company as of January 1, 2006 of Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, the Company is required to recognize for the first time the expense of stock options. For the year ended December 31, 2006, the expense amounted to $95,230, which represented all the unvested and issued stock options outstanding on December 31, 2006 plus all stock options issued in 2006.

For the year ended December 31, 2006, occupancy expense increased by $68,798, or 5.0%, to $1,434,728 from $1,365,930 for the year ended December 31, 2005. During June 2006, the Bank opened the new Plainsboro branch which is now relocated in the newly constructed Plainsboro Village Center. This expanded location allows the Bank to offer drive-through banking plus ATM services that were not available at the previous location. The current period increase in occupancy costs is primarily attributable to this branch relocation project. In addition, the relocation and expansion of our Fort Lee loan production office to a full service branch of the Bank was completed in early November 2006. Certain costs related to this relocation have been incurred prior to the actual opening of this branch.

The occupancy expense component of total non-interest expense as a percentage of average assets was 0.38% for the year ended December 31, 2006, 0.39% for the year ended December 31, 2005 and 0.34% for the year ended December 31, 2004, respectively.

Data processing service expense increased by $110,953, or 17.8%, to $733,954 for the year ended December 31, 2006 compared to $623,001 for the year ended December 31, 2005 as the Company incurred operating costs to bring the two new branch locations online during 2006 as well upgrading existing systems throughout the year.

The Bank’s ratio of non-interest expense to average assets has remained consistently favorable at 3.16% for the year ended December 31, 2006 compared to 3.14% for the year ended December 31, 2005 and 2.86% for the year ended December 31, 2004.

An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio decreased for the year ended December 31, 2006 to 59.1% compared to 60.7% for the year ended December 31, 2005 and 59.8% for the year ended December 31, 2004.

Financial Condition

Cash and Cash Equivalents

At December 31, 2006, cash and cash equivalents totaled $10,361,812 compared to $12,137,750 at December 31, 2005. Cash and cash equivalents at December 31, 2006 consisted of cash and due from banks of $10,336,334 and federal funds sold/short-term investments of $25,478. The corresponding balances at December 31, 2005 were $9,394,929 and $2,742,821, respectively.

Investment Securities

The Bank’s investment securities portfolio amounted to $89,675,804, or 22.8% of total assets at December 31, 2006, compared to $90,995,028, or 24.4% of total assets at December 31, 2005. On an average balance basis, the investment securities portfolio represented 24.0% and 29.0% of average interest-earning assets for the years ended December 31, 2006 and 2005, respectively. The average yield earned on the portfolio was 5.04% for the year ended December 31, 2006, an increase of 82 basis points from 4.22% earned for the year ended December 31, 2005.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. At December 31, 2006, available-for-sale securities amounted to $70,421,328, an increase of $1,184,670 from December 31, 2005. The Company recorded net losses on sales of securities available for sale of $99,714 for 2006 and $271,871 for 2005.

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$35,625,182	$124,144	$(694,261)	$35,055,065
Mortgage backed securities	28,305,557	113,353	(216,111)	28,202,799
Obligations of State and
Political subdivisions	3,655,197	15,902	(31,749)	3,639,350
FHLB stock and other securities	3,554,759	304	(30,949)	3,524,115

	$71,140,695	$253,703	$(973,070)	$70,421,328

Held to maturity-
Mortgage backed securities	$5,540,670	$2,015	$175,826)	$5,366,859
Obligations of State and
Political subdivisions	13,713,806	131,955	(47,941)	13,797,820

	$19,254,476	$133,970	$(223,767)	$19,164,679

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$34,032,814	$7,198	$(977,560)	$33,062,452
Mortgage backed securities	29,250,341	90,286	(302,193)	29,038,434
Obligations of State and
Political subdivisions	3,855,987	1,333	(65,063)	3,792,257
FHLB stock and other securities	3,371,673	-	(28,158)	3,343,515

	$70,510,815	$98,817	$(1,372,974)	$69,236,658

Held to maturity-
Mortgage backed securities	$5,807,730	$7,233	$(206,275)	$5,608,688
Obligations of State and
Political subdivisions	15,950,640	108,525	(146,827)	15,912,338

	$21,758,370	$115,758	$(353,102)	$21,521,026

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$57,848,615	$85,649	$538,057	$57,396,206
Mortgage backed securities	20,877,821	412,179	53,848	21,236,152
Obligations of State and
Political subdivisions	3,883,354	3,070	47,662	3,838,762
FHLB stock and other securities	3,149,734	0	32,205	3,117,529

	$85,759,524	$500,897	$671,772	$85,588,649

Held to maturity-
Mortgage backed securities	$604,705	$24,174	$0	$628,879
Obligations of State and
Political subdivisions	11,562,432	164,247	63,308	11,553,371

	$12,167,137	$188,421	$63,308	$12,292,250

Proceeds from maturities and prepayments of securities available for sale amounted to $13,736,214 for the year ended December 31, 2006 and $17,074,576 for the year ended December 31, 2005. At December 31, 2006, the portfolio had net unrealized losses of $719,367, compared to net unrealized losses of $1,274,157 at December 31, 2005. These unrealized losses are reflected net of tax in shareholders’ equity as other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At December 31, 2006, securities held to maturity were $19,254,476, a decrease of $2,503,894 from $21,758,370 at December 31, 2005. The fair value of the held-to-maturity portfolio at December 31, 2006 was $19,164,679, resulting in a net unrealized loss of $89,796.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Estimated Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$1,301,989	$1,301,354	5.27%
Due after one year through five years	17,420,177	17,352,325	4.67%
Due after five years through ten years	15,836,536	15,698,842	4.22%
Due after ten years	36,581,993	36,068,807	4.73%

Total	$71,140,695	$70,421,328	5.01%

Held to maturity-
Due in one year or less	$2,363,612	$2,351,783	3.47%
Due after one year through five years	2,839,631	2,838,985	5.38%
Due after five years through ten years	3,615,640	3,625,656	5.52%
Due after ten years	10,435,593	10,348,255	5.59%

Total	$19,254,476	$19,164,679	5.41%
* computed on a tax equivalent basis.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be construction loans (wholesale and retail), commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans. Total loans averaged $271,740,647 for the year ended December 31, 2006, an increase of $40,321,975, or 17.4%, compared to an average of $231,418,672 for the year ended December 31, 2005. Growth in the average loan portfolio balance was generated primarily by an increase of $30,769,638, or 32.6%, in construction loans. At December 31, 2006, total loans amounted to $265,142,313 compared to $240,014,349 at December 31, 2005, an increase of $25,127,964, or 10.5%. The average yield earned on the loan portfolio was 8.53% for the year ended December 31, 2006 compared to 7.61% for the year ended December 31, 2005, an increase of 92 basis points. This increase is primarily due to the rising interest rate environment that evolved during the last half of 2004 and continued throughout the first half of 2006.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$125,268,871	47%	$109,862,614	46%	$88,027,024	42%	$56,971,265	35%	$32,342,880	21%
Residential real estate loans	7,670,370	3%	8,602,975	4%	9,815,366	5%	8,059,032	5%	9,023,228	6%
Commercial and commercial real estate loans	114,897,040	44%	104,448,196	43%	96,021,077	46%	83,840,831	51%	89,415,759	59%
Loans to individuals	16,728,025	6%	16,441,994	7%	16,002,619	7%	13,236,895	8%	14,851,742	10%
Lease financing	0	0%	21,073	0%	74,543	0%	1,054,198	1%	4,773,528	4%
Deferred loan fees	404,074	0%	466,678	0%	512,416	0%	442,212	0%	412,961	0%
All other loans	173,933	0%	170,819	0%	200,118	0%	345,873	0%	229,638	0%

Total	$265,142,313	100%	$240,014,349	100%	$210,653,051	100%	$163,950,306	100%	$151,049,736	100%

The rising interest rate environment that existed throughout the first half of 2006, especially the rising average prime rate, and competitive loan pricing resulted in the increased portfolio components discussed in the following paragraphs.

Commercial and commercial real estate loans averaged $99,521,245 for the year ended December 31, 2006, an increase of $5,649,560, or 6.0%, compared to $93,871,685 for the year ended December 31, 2005. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. The average yield on the commercial and commercial real estate loan portfolio increased 46 basis points to 7.74% for 2006 from 7.28% for 2005.

Construction loans averaged $125,022,769 for the year ended December 31, 2006, an increase of $38,186,361, or 25.9%, compared to $94,253,131 for the year ended December 31, 2005. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower. Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the construction loan portfolio increased 146 basis points to 8.90% for 2006 from 7.44% for 2005.

Residential loans averaged $8,072,109 for the year ended December 31, 2006, a decrease of $1,055,525, or 11.6%, compared to $9,127,634 for the year ended December 31, 2005. These loans consist primarily of residential mortgage loans secured by residential real estate. The average yield on this portfolio increased 13 basis points to 6.41% for 2006 from 6.28% for 2005.

The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2006.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & commercial real estate	$25,571,909	$16,962,095	$72,363,036	$114,897,040
Construction	114,958,027	9,420,908	889,936	125,268,871
Total	$140,529,936	$26,383,003	$73,252,972	$240,165,911

Fixed rate loans	$6,787,253	$12,692,806	$6,224,384	$25,704,443
Floating rate loans	133,742,683	13,690,197	67,028,588	214,461,468
Total	$140,529,936	$26,383,003	$73,252,972	$240,165,911

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

Non-performing loan increased by $3,359,850 to $4,193,209 at December 31, 2006 from $833,359 at December 31, 2005. This increase is primarily due to an increase of $3,360,059 in non-accrual loans to $4,193,209 at December 31, 2006 compared to $833,150 at December 31, 2005. The increase in non-accrual loans is primarily related to the Bank’s construction lending activities totaling $3,422,118 being designated as non-accrual. The largest segment of the increase represents unfinished residential construction where litigation has been commenced and work out negotiations are in process. The balance of the non-performing loans are centered in completed residential and commercial properties which are in foreclosure. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, non-performing loans to total loans increased to 1.58% at December 31, 2006 from 0.35% at December 31, 2005 for the reasons previously stated, but loan quality is still considered to be strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $3,359,850 to $4,193,209 at December 31, 2006 from $833,359 at December 31, 2005. Non-performing assets represented 1.07% of total assets at December 31, 2006 and 0.22% at December 31, 2005. Non-performing loans as a percentage of total loans were 1.58% at December 31, 2006, compared to 0.35% at December 31, 2005.

The Bank had no loans classified as restructured loans at December 31, 2006 or 2005.

At December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest income compared to $209 of loans in this category of non-performing loans at December 31, 2005. Management’s decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.

Non-Performing Assets and Loans
	2006	2005	2004	2003	2002
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$209	$63,130	$0	$2,156
Non-accrual loans	4,193,209	833,150	1,049,411	330,783	156,156
Total non-performing loans	4,193,209	833,359	1,112,541	330,783	158,312
Other real estate owned	0	0	0	8,971	9,492
Total non-performing assets	$4,193,209	$833,359	$1,112,541	$339,754	$167,804

Non-performing loans to total loans	1.58%	0.35%	0.53%	0.20%	0.10%
Non-performing assets to total assets	1.07%	0.22%	0.33%	0.12%	0.06%

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for each of the loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

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

All or part of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan and lease losses.

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At December 31, 2006, management believed that the allowance for loan losses and non-performing loans was adequate.

While management uses the best information available to make such evaluations, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The table below presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2006	2005	2004	2003	2002
Balance, beginning of period	$2,361,375	$2,005,169	$1,786,632	$1,669,882	$1,414,495

Provision charged to operating expenses	893,500	405,000	240,000	240,000	240,000

Loans charged off:
Construction loans	-	-	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	(11,154)	(39,150)	(17,070)	(115,698)	(7,034)
Loans to individuals	(18,314)	(13,653)	(5,203)	(7,968)	(1,148)
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	(29,468)	(52,803)	(22,273)	(123,666)	(8,182)
Recoveries:
Construction loans	-	-	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	153	1,498	750		20,296
Loans to individuals	2,800	2,511	60	416	3,273
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	2,953	4,009	810	416	23,569
Net (charge offs) / recoveries	(26,515)	(48,794)	(21,463)	(123,250)	15,387

Balance, end of period	$3,228,360	$2,361,375	$2,005,169	$1,786,632	$1,669,882

Loans:
At year end	$278,751,255	$256,772,083	$220,580,932	$163,950,306	$151,049,736
Average during the year	271,740,647	231,418,672	198,452,421	170,191,619	145,159,286
Net (charge offs) recoveries to average loans outstanding	(0.01%)	(0.02%)	(0.01%)	0.07%	(0.01%)

Allowance for loan losses to:
Total loans at year end	1.16%	0.92%	0.91%	1.09%	1.11%
Non-performing loans	76.99%	283.36%	180.23%	540.12%	270.16%

At December 31, 2006, the allowance for loan losses was $3,228,360 compared to $2,361,375 at December 31, 2005, an increase of $866,985, or 36.7%. The ratio of the allowance for loan losses to total loans at December 31, 2006 and 2005 was 1.16% and 0.92%, respectively. The allowance for loan losses as a percentage of non-performing loans was 76.99% at December 31, 2006, compared to 283.36% at December 31, 2005. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $893,500 and $405,000, respectively, for the years ended December 31, 2006 and 2005. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The increase in the provision for the year ended December 31, 2006 was primarily due to inherent risk related to loan growth and increased watch list loans. Management believes the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to the manageable balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$1,131,536	44%	$1,393,210	43%	$1,183,050	46%	$1,054,113	51%	$985,231	60%
Construction loans	1,696,175	47%	578,537	46%	491,266	42%	375,193	35%	350,675	21%
Residential real estate loans	61,634	3%	141,683	4%	120,310	5%	107,198	5%	100,193	6%
Loans to individuals	139,055	6%	236,138	7%	200,517	7%	178,663	8%	166,988	10%
Lease financing	-	0%	4,723	0%	4,010	0%	53,599	1%	50,096	3%
Unallocated	200,230	N/A	7,084	N/A	6,016	N/A	17,866	N/A	16,699	N/A

	$3,228,360	100%	$2,361,375	100%	$2,005,169	100%	$1,786,632	100%	$1,669,882	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on building and expanding long-term relationships. Deposits in the year ended December 31, 2006 averaged $297,097,332, an increase of $17,488,935, or 6.3%, compared to $279,608,397 in the year ended December 31, 2005. At December 31, 2006, total deposits were $312,724,422, an increase of $6,914,955, or 2.3%, from $305,809,467 at December 31, 2005. The average rate paid on the Bank’s interest-bearing deposit balances for 2006 was 2.86%, increasing from the 1.94% average rate for 2005. Total interest bearing deposits increased by $5,296,312, or 2.2%, to $248,418,977 at December 31, 2006 from $243,122,665 at December 31, 2005.

The significant contributors to the increased level of deposit growth in the year ended December 31, 2006 were an increase in average certificates of deposit of $100,000 or more, followed by increases in non-interest bearing demand deposits and savings deposits, offset by declines in other time deposits and interest-bearing demand deposits.

Time deposits consists primarily of retail certificates of deposit and certificates of deposit of $100,000 and over. Time deposits at December 31, 2006 were $112,675,086, an increase of $21,579,753, or 23.7%, from $91,095,333 at December 31, 2005. The retail certificates of deposit component of time deposits decreased by $18,999,512, or 24.6%, to an average of $58,183,657 for 2006 from an average of $77,183,169 for 2005. The average cost of these deposits increased by 191 basis points to 5.00% for 2006 from 3.09% for 2005. Certificates of deposit of $100,000 and over increased by $34,099,357 to an average of $43,870,647 for 2006 from an average of $9,771,290 for 2005. The average cost for these deposits remained unchanged at 3.16% for 2006 and 3.16% for 2005. Certificates of deposit of $100,000 and over are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds.

Average non-interest bearing demand deposits increased by $5,248,392, or 9.1%, to $63,040,519 for the year ended December 31, 2006 from $57,792,127 for the year ended December 31, 2005. At December 31, 2006, non-interest bearing demand deposits totaled $64,305,445, an increase of 2.6% compared to $62,686,802 at December 31, 2005. Non-interest bearing demand deposits represent a stable, interest-free source of funds. Growth in business and personal checking accounts through the Bank’s marketing programs generated most of the current year increase.

Savings accounts increased by $4,083,288, or 8.2%, to $53,630,726 at December 31, 2006 from $49,547,438 at December 31, 2005. The average balance of savings accounts for 2006 increased by $11,195,700 to $44,867,384 compared to an average balance of $33,671,684 for 2005.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1ST Choice accounts, decreased by $38,148,833, or 37.7%, to an average of $63,040,519 for 2006 from an average of $101,189,352 in 2005. The average cost of interest bearing demand deposits increased 47 basis points to 1.67% for 2006 compared to 1.20% for 2005.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2006		2005		2004
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand Deposits	$63,040,519	21.22%	$57,792,902	20.67%	$49,622,127	19.31%
Interest bearing demand deposits	87,135,125	29.33%	101,189,352	36.19%	96,113,368	37.41%
Savings deposits	44,867,384	15.10%	33,671,684	12.04%	26,890,218	10.47%
Certificates of deposit of $100,000 or more	43,870,647	14.77%	9,771,290	3.49%	10,156,576	3.95%
Other time deposits	58,183,657	19.58%	77,183,169	27.60%	74,136,634	28.86%
Total	$297,097,332	100.00%	$279,608,397	100.00%	$256,918,923	100.00%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds increased by $1,396,036, or 4.5%, to $32,539,699 for the year ended December 31, 2006 from the average balance of $31,143,663 for the year ended December 31, 2005. This increase is primarily due to the fact that loan portfolio growth exceeded deposit growth. The average cost of other borrowed funds increased 81 basis points to 5.19% for 2006 compared to 4.38% for 2005.

The balance of other borrowings was $17,200,000 at December 31, 2006, consisting of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000. The balance of other borrowings at December 31, 2005 consisted of FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000. The average cost of other borrowed funds increased 81 basis points to 5.19% for 2006 compared with 4.38% for 2005.

During 2000, the Bank purchased three ten-year fixed rate convertible advances from the FHLB. These advances, in the amounts of $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB.

These advances are fully secured by marketable securities and qualifying one-to-four family mortgage loans.

Securities sold under agreements to repurchase are summarized as follows:

	2006	2005	2004
Balance outstanding at year end	-	-	-
Weighted average interest rate at year end	-	-	1.27%
Average daily balance outstanding during year	-	-	$1,674,172
Weighted average interest rate during year	-	-	1.28%
Highest month-end outstanding balance	-	-	$1,941,042

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $5,399,703, or 18.1%, to $35,196,570 at December 31, 2006, from $29,796,867 at December 31, 2005. Book value per common share increased by $1.22, or 14.9%, to $9.40 at December 31, 2006 from $8.18 at December 31, 2005. The increase in shareholders’ equity and book value per share resulted primarily from net income of $5,332,844, less the effect of stock buybacks, the unrealized holding loss on securities held for resale and an increase in accumulated and other comprehensive loss of $499,194 as a result of the adoption of SFAS No. 158 in the fourth quarter of 2006 (see Note 1 of the Notes to Consolidated Financial Statements on page F-11). The ratio of shareholders’ equity to total assets was 8.96%, 8.00% and 7.98% at December 31, 2006, 2005, and 2004, respectively.

During the period January 1, 2002 through December 31, 2006, the Company achieved a five year compounded growth rate for shareholders’ equity of 19.9%. The Company’s book value per share has also increased over this period at a compounded growth rate of 13.3%. In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993. A 6% stock dividend was declared in 2006 and paid in 2007 and a 5% stock dividend was declared in each of the years 2005 and 2004 and paid in each of the years 2006 and 2005, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation. For information on regulatory capital, see Note 15 of the Notes to Consolidated Financial Statements on page F-25.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$5,999,658	$0	$0	$0	$5,999,658
Commitments to extend credit	$104,050,000	$0	$0	$0	$104,050,000
Commitments to sell residential loans	$13,608,942	$0	$0	$0	$13,608,942

Contractual Obligations

The following table shows the significant contractual obligations of the Company by expected payment period as of December 31, 2006. Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Long-term debt obligations	$15,500,000	$0	$3,000,000	$12,500,000	$0
Operating lease obligation	$5,581,372	$663,526	$1,225,353	$1,041,269	$2,651,224
Purchase obligations	$861,000	$789,000	$72,000	$0	$0
Certificates of deposit	$112,675,086	$98,524,127	$11,692,690	$2,458,269	$0
Redeemable subordinated debentures	$23,712,000	$5,155,000	$0	$0	$18,557,000

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

On February 23, 2007, the Company delivered a notice of redemption effective April 22, 2007 of $5,155,000 of floating rate debentures due to mature on April 22, 2032.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At December 31, 2006, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $16,176,500 plus a One-Month Overnight Repricing Line of Credit of $10,176,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At December 31, 2006, the balance of cash and cash equivalents was $10,361,812.

Net cash provided by operating activities totaled $8,355,014 for the year ended December 31, 2006 compared to net cash used in operations of $548,080 for the year ended December 31, 2005. The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and net amortization of premiums on securities. During 2006, lower volume of originations of loans held for sale resulted in less cash being used in this operating activity.

Net cash used in investing activities decreased by $2,423,884, or 9.0%, to $24,486,184 for the year ended December 31, 2006 from $26,910,068 for the year ended December 31, 2005. The decrease in cash usage for 2006 compared to 2005 resulted from decreases in loans and purchases of securities.

Net cash provided by financing activities decreased by $17,316,257, or 54.7%, to $14,355,232 for the year ended December 31, 2006 from $31,671,489 for the year ended December 31, 2005. The cash provided in 2006 resulted primarily from the issuance of trust preferred securities.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. For the year ended December 31, 2006, prepayments and maturities of investment securities totaled $16,219,982. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2006.

Interest Rate Sensitivity Analysis At December 31, 2006
($ in thousands)	Interest Sensitivity Period				Total Within One Year	One Year To Two Years	Non-interest Sensitive and Over Two Years	Total
	30 Day	90 Day	180 Day	365 Day
Earning Assets:
Total Investment Securities	$1,540	$2,883	$1,925	$7,139	$13,487	$20,523	$55,666	$89,676
Loans	169,679	5,675	5,848	11,242	192,444	16,849	55,849	265,142
Other Interest-earning assets	14,109	-	-	-	14,109	-	23,751	37,860
	185,328	8,558	7,773	18,381	220,040	37,372	135,266	392,678

Source of Funds:
Savings and time deposits	37,323	26,753	37,463	26,140	127,679	20,372	27,767	175,818
Other interest-bearing liabilities	50,405	18,000	5,000	3,000	76,405	15,318	21,078	112,801
Non-interest-bearing sources	-	-	-	-	-	-	104,059	104,059
	87,728	44,753	42,463	29,140	204,084	35,690	152,904	392,678

Asset (Liability) Sensitivity Gap:
Period Gap	$97,600	($36,195)	($34,690)	($10,759)	$15,956	$1,682	($17,638)	$0
Cumulative Gap	$97,600	$61,405	$26,715	$15,956	$15,956	$17,638
Cumulative Gap to Total Assets	24.8%	15.6%	6.8%	4.1%	4.1%	4.5%

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore has focused its efforts on increasing the Bank’s spread by attracting lower-costing retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby the model estimates the variance in net income with a change in interest rates of plus or minus 200 basis points over 12 and 24 month periods. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

Recent Accounting Pronouncements

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140: (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAF 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentration of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial condition.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Amending “Accounting for separately Recognized Assets and Servicing Liabilities”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158),“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. See Note 1 of the Notes to Consolidated Financial Statements on page F-11 for the effect the adoption of SFAS No. 158 had on the consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. The Company adopted SAB No. 108 as of December 31, 2006. The adoption of SAB No. 108 by the Company did not have a material effect on the Company’s consolidated financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative -effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance -Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted fro under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06-05 is not expected to have a material effect on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Analysis

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by Management. At December 31, 2006 and 2005, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

Market Risk Analysis
December 31, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$47,670,000	$46,869,000	$44,183,000
Change		($800,000)	($3,487,000)
Change as a % of assets		(-0.20%)	(-0.89%)

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$44,923,000	$43,305,000	$42,049,000
Change		($1,617,000)	($2,873,000)
Change as a % of assets		(-0.43%)	(-0.77%)

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because the Company is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Company is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Under current rules, because the Company is neither a “large accelerated filer” nor an “accelerated filer”, the Company is not required to provide management’s report on internal control over financial reporting until the Company files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Company files its annual report for 2008. The Company currently expects to comply with these requirements at such time as the Company is required to do so.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006. The information in the table has been adjusted for the 6% stock dividend declared December 21, 2006 and paid January 31, 2007 to shareholders of record on January 23, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	70,610	$14.20	352,600
Equity compensation plans not approved by security holders (2)	62,241	$6.49	-
Total	132,851	$10.58	352,600

(1)
Includes the Company’s 1990 Employee Stock Option Plan for Key Employees, 1996 Employee Stock Option Plan, 2000 Employee Stock Option and Restricted Stock Plan, 2005 Equity Incentive Plan and 2006 Directors Stock Plan.

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

The Company’s 2000 Employee Stock Option and Restricted Stock Plan was adopted by the Board of the Company and approved by the shareholders in April 2000, the Company’s 2005 Equity Incentive Plan was adopted by the Board of the Company on February 17, 2005 and approved by the shareholders in May 2005 and the Company’s 2006 Directors Stock Plan was adopted by the Board of the Company on March 23, 2006 and approved by the shareholders in May 2006.

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Certain Transactions With Management.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheet - December 31, 2006 and 2005.

Consolidated Statements of Income - For the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Shareholders’ Equity - For the
Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2006.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3. Exhibits

Exhibit No.			Description
3	(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005).
3	(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)
4.1			Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)
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

10.3		#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

Exhibit No.		Description
10.4	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)
10.5	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)
10.6	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.7	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.8	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.9	#
Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.10	#
Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.11	#
Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.12	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.13	#
Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K filed with the SEC on February 24, 2005)

10.14	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005).
10.15	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

Exhibit No.		Description
10.16	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

10.18	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.19	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.20	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.21
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.22
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.23
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.24	*#	Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2005
10.25	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.26
Branch Purchase and Assumption Agreement, dated as of November 6, 2006, by and between 1st Constitution Bank and Sun National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2006)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 25, 2004)
21	*	Subsidiaries of the Company

Exhibit No.	Description
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

 _____________________
*  Filed herewith.
#	Management contract or compensatory plan or arrangement.

(b) Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c) Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

1ST CONSTITUTION BANCORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1ST CONSTITUTION BANCORP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet - December 31, 2006 and 2005	F-3
Consolidated Statements of Income - For the Years Ended December 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st Constitution Bancorp:

We have audited the accompanying consolidated balance sheet of 1st Constitution Bancorp and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS No. 123(R)) in 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board No. 158, Employer’s Accounting For Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106 and 132(R) at December 31, 2006.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 30, 2007

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005
CASH AND DUE FROM BANKS	$10,336,334	$9,394,929
FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	25,478	2,742,821
Total cash and cash equivalents	10,361,812	12,137,750
INVESTMENT SECURITIES
Available for sale, at fair value	70,421,328	69,236,658
Held to maturity (fair value of $19,164,679 and $21,521,026
in 2006 and 2005, respectively)	19,254,476	21,758,370
Total securities	89,675,804	90,995,028
LOANS HELD FOR SALE	13,608,942	16,757,734
LOANS	265,142,313	240,014,349
Less- Allowance for loan losses	(3,228,360)	(2,361,375)
Net loans	261,913,953	237,652,974
PREMISES AND EQUIPMENT, net	3,033,618	2,596,852
ACCRUED INTEREST RECEIVABLE	2,235,671	1,905,662
BANK-OWNED LIFE INSURANCE	9,179,408	8,828,932
OTHER ASSETS	2,668,338	1,620,534
Total assets	$392,677,546	$372,495,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$64,305,445	$62,686,802
Interest bearing	248,418,977	243,122,665
Total deposits	312,724,422	305,809,467
BORROWINGS	17,200,000	28,500,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000	5,155,000
ACCRUED INTEREST PAYABLE	1,957,574	1,288,040
ACCRUED EXPENSES AND OTHER LIABILITIES	1,886,980	1,946,092
Total liabilities	357,480,976	342,698,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value; 30,000,000
shares authorized; 3,742,860 and 3,700,254 shares issued
and 3,742,662 and 3,643,501 shares outstanding
as of December 31, 2006 and 2005, respectively	28,886,105	25,589,320
Retained earnings	7,290,916	5,981,803
Treasury Stock, at cost, 198 shares and 56,753 shares
at December 31, 2006 and 2005, respectively	(3,545)	(1,008,998)
Accumulated other comprehensive loss	(976,906)	(765,258)
Total shareholders’ equity	35,196,570	29,796,867
Total liabilities and shareholders’ equity	$392,677,546	$372,495,466

The accompanying notes are an integral part of these financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
INTEREST INCOME:
Loans, including fees	$23,166,544	$17,622,128	$13,422,067
Securities:
Taxable	3,448,780	3,017,885	3,196,936
Tax-exempt	604,846	660,878	386,088
Federal funds sold and
short-term investments	85,012	27,181	10,977
Total interest income	27,305,182	21,328,072	17,016,068

INTEREST EXPENSE:
Deposits	6,688,080	4,313,849	3,300,523
Securities sold under agreements to repurchase and other borrowed funds	1,687,749	1,363,507	981,689
Redeemable subordinated debentures	1,141,668	350,823	263,083

Total interest expense	9,517,497	6,028,179	4,545,295

Net interest income	17,787,685	15,299,893	12,470,773
PROVISION FOR LOAN LOSSES	893,500	405,000	240,000
Net interest income after provision for loan losses	16,894,185	14,894,893	12,230,773

NON-INTEREST INCOME:
Service charges on deposit accounts	668,071	690,104	514,494
Gain on sales of loans	1,072,731	1,444,521	1,373,660
(Losses) gains on sales of investment securities, net	(99,714)	(271,871)	27,545
Income on Bank-owned life insurance	350,476	235,430	312,496
Other income	599,445	548,677	329,047
Total other income	2,591,009	2,646,861	2,557,242

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,799,619	5,894,200	4,955,587
Occupancy expense	1,434,728	1,365,930	1,071,463
Other operating expenses	3,803,509	3,627,095	2,962,911
Total other expenses	12,037,856	10,887,225	8,989,961
Income before income taxes	7,447,338	6,654,529	5,798,054

INCOME TAXES	2,114,494	2,094,402	1,960,340

Net income	$5,332,844	$4,560,127	$3,837,714

NET INCOME PER SHARE
Basic	$1.45	$1.25	$1.05
Diluted	$1.41	$1.20	$1.02

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	3,674,432	3,659,456	3,655,461
Diluted	3,772,182	3,803,871	3,799,270

The accompanying notes are an integral part of these financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, January 1, 2004	$19,694,828	$3,745,784	($5,517)	$150,161	$23,585,256
Exercise of stock options, net and issuance of vested shares under employee benefit programs	(290,277)		468,176		177,899

Treasury Stock, 16,661 shares at cost			(549,555)		(549,555)

5% stock dividend declared December 2004, including fractional share cash payments	2,850,851	(2,858,241)			(7,390)

Comprehensive Income:
Net income - 2004		3,837,714			3,837,714
Unrealized losses on securities available for sale, net of tax benefit of ($151,962)				(253,540)	(253,540)
Comprehensive Income					3,584,174

BALANCE, December 31, 2004	$22,255,402	$4,725,257	($86,896)	($103,379)	$26,790,384
Exercise of stock options, net and issuance of vested shares under employee benefit programs	30,336		338,837		369,173

Treasury Stock, 66,699 shares at cost			(1,260,939)		(1,260,939)

5% stock dividend declared December 2005, including fractional share cash payments	3,303,582	(3,303,582)			-

Comprehensive Income:
Net income - 2005		4,560,127			4,560,127
Unrealized losses on securities available for sale net of tax benefit of $503,290				(662,631)	(662,631)
Comprehensive Income					3,897,496

BALANCE, December 31, 2005	$25,589,320	$5,981,802	($1,008,998)	($765,258)	$29,796,867

Exercise of stock options, net and issuance of vested shares under employee benefit programs	(822,175)		1,418,000		595,825

Treasury Stock, 21,749 shares at cost			(412,547)		(412,547)

FAS 123R share-based compensation	95,230				95,230

6% stock dividend declared December 2006, including fractional share cash payments	4,023,730	(4,023,730)			-
Adjustment to initially apply FASB Statement No. 158 (net of tax benefit of $257,160)				(499,194)	(499,194)

Comprehensive Income:
Net income - 2006		5,332,844			5,332,844
Unrealized gains on securities available for sale net of tax benefit of $241,421				287,546	287,546
Comprehensive Income					5,620,390

BALANCE, December 31, 2006	$28,886,105	$7,290,916	($3,545)	($976,906)	$35,196,570
The accompanying notes are an integral part of these financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$5,332,844	$4,560,127	$3,837,714
Adjustments to reconcile net income
to net cash provided by operating activities-

Provision for loan losses	893,500	405,000	240,000
Depreciation and amortization	627,833	523,441	385,106
Net amortization of premiums on securities	41,405	139,507	350,168
Gains on sales of loans	(1,072,731)	(1,444,521)	(1,373,660)
Losses (gains) on sale of investment securities, net	99,714	271,871	(27,545)
Originations of loans held for sale	(58,696,245)	(73,491,347)	(75,514,197)
Income on Bank-owned life insurance	(350,476)	(235,430)	(312,496)
Proceeds from sales of loans held for sale	62,917,768	68,106,015	82,365,958
Deferred tax benefit	(471,367)	(233,589)	(149,400)
Increase in accrued interest receivable	(330,009)	(461,169)	(275,478)
(Increase) decrease in other assets	(1,370,830)	216,727	289,628
Increase (decrease) increase in accrued interest payable	669,534	306,020	75,444
Decrease (increase) increase in accrued
expenses and other liabilities	64,073	1,130,089	(245,600)
Net cash provided by (used in) operating activities	8,355,013	(207,259)	9,645,642

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(17,386,472)	(15,511,405)	(34,116,716)
Held to maturity	-	(9,969,659)	(6,883,726)
Proceeds from maturities and prepayments
of securities -
Available for sale	13,736,214	17,074,576	29,011,317
Held to maturity	2,483,768	360,173	894,985
Proceeds from sales of securities available for sale	2,899,385	13,292,413	3,801,399
Purchase of Bank owned life insurance	-	(1,950,000)	-
Net increase in loans	(25,154,480)	(29,410,092)	(46,724,208)
Capital expenditures	(1,064,599)	(796,074)	(1,347,808)
Net cash used in investing activities	(24,486,184)	(26,910,068)	(55,364,757)

FINANCING ACTIVITIES:

Issuance of common stock, net	595,825	369,173	177,899
Purchase of Treasury Stock	(412,547)	(1,260,939)	(549,555)
Net increase in demand, savings and time deposits	6,914,955	28,922,434	31,533,309
Net decrease in securities
sold under agreements to repurchase	-	-	(1,921,015)
Net advances (repayments) in short-term borrowings	(11,300,000)	3,300,000	9,700,000
Proceeds from issuance of trust preferred securities	18,557,000	-	-
Net cash provided by financing activities	14,355,233	31,330,668	38,940,638
(Decrease) increase in cash and
(Decrease) increase in cash and cash equivalents	(1,775,938)	4,213,341	(6,778,477)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	12,137,750	7,924,409	14,702,886
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$10,361,812	$12,137,750	$7,924,409

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$8,847,963	$5,722,159	$4,469,851
Income taxes	3,563,872	2,040,016	2,429,565
The accompanying notes are an integral part of these financial statements

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies
1ST Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey. The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank. The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates nine additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America and to the accepted practices within the banking industry. The following is a description of the more significant of these policies and practices.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1ST Constitution Capital Trust I, 1ST Constitution Capital Trust II (the “Trusts”) (for periods prior to December 31, 2003) and the Bank and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of Delaware, Inc., FCB Assets Holdings, Inc and 1ST Constitution Title Agency, LLC. All significant inter-company accounts and transactions have been eliminated. In accordance with the Company’s adoption of Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company de-consolidated the accounts and related activity of 1st Constitution Capital Trust I as of December 31, 2003.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP was effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This pool of insurance, due to the advantages of the Bank, is profitable to the Company. This profitability is used to offset a portion of future benefit cost increases. The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

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

The Bank enteres into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Bank is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process. It is this process that produces the watch list. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish loan loss reserves. In general, for non-homogeneous loans not individually assessed, and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based delinquency status, loan type, and industry historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The Bank accounts for impairment of long lived assets in accordance with SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets. The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale. The Bank had no impaired long lived assets at December 31, 2006 and 2005.

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

Share-Based Compensation

The Company maintains the 2006 Directors Stock Plan and the 2005 Equity Incentive Plan. The 2006 Plan allows the Company to grant participants stock options or shares of restricted stock up to an aggregate of 53,000 shares of common stock to non-employee directors of the Company or directors of any of the Company’s subsidiaries. The exercise price of each option is the market price of the Company’s stock on the date of grant. Under this Plan, options may be granted in such amounts and at such times and upon such terms as deemed prudent and reasonable and such grants need not be uniform as to all participants.

The 2005 Equity Incentive Plan allows the Company to grant stock options or restricted stock up to an aggregate of 333,900 shares of the Company’s common stock. The options have a term of up to ten years when they are issued and vest over a four-year period. The exercise price of each option is the market price of the Company’s stock on the date of grant.

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

Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost using the Black-Scholes option pricing model for stock option grants. The assumptions used in the option-pricing model in 2006 were: dividend yield of 0%; expected volatility of 26.6%; risk-free interest rate of 4.53% and expected term of 7 years. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

Prior to 2006, stock-based compensation was accounted for under the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Included in the table below are the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure,” which assumes the fair value based method of accounting had been adopted.

	2005	2004
Net income -
As reported	$4,560,127	$3,837,714
Deduct: Stock-based employee compensation determined under fair value based method for stock options, net of related tax effects	40,277	25,538
Pro forma	$4,519,850	$3,812,175

Net income per share -
As reported -
Basic	$1.25	$1.05
Diluted	$1.20	$1.02
Pro forma -
Basic	$1.24	$1.04
Diluted	$1.19	$1.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004; dividend yield of 0%; expected volatility of 35% in 2005 and 2004; risk-free interest rates of 4.39%, and 3.60%, respectively; and expected lives of 5 years.

Share-based compensation of $95,230 was recognized for the year ended December 31, 2006, which related to the unvested portion of options to acquire shares of Company common stock granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table above. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan. The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan. The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan. The Company follows SFAS No. 132, as revised in December 2003, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The incremental effect of apply SFAS No. 158 on individual line items in the Consolidated Balance Sheets is as follows (In Thousands):
	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred income taxes	$1,905	$257	$2,162
Total Assets	392,421	257	392,678
Other liabilities	1,131	756	1,887
Total liabilities	356,725	756	357,481
Accumulated other comprehensive loss	(478)	(499)	(977)
Total shareholders’ equity	$35,696	($499)	$35,197

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

Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.
	Year Ended December 31, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common shareholders	$5,332,844	3,674,432	$1.45

Effect of dilutive securities
Options and Grants	-	103,750	(0.04)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$5,332,844	3,772,182	$1.41

All options have been included in the computation of diluted earnings per share.

	Year Ended December 31, 2005
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$4,560,127	3,659,456	$1.25

Effect of dilutive securities
Options and Grants	-	144,415	(0.05)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$4,560,127	3,803,871	$1.20

All options have been included in the computation of diluted earnings per share.

	Year Ended December 31, 2004
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$3,837,714	3,655,461	$1.05

Effect of dilutive securities
Options and Grants	-	143,809	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$3,837,714	3,799,270	$1.02

All options have been included in the computation of diluted earnings per share.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires the reporting of comprehensive income, which includes net income as well as certain other items, which results in a charge in equity during the period.

The income tax effects allocated to comprehensive income (loss) are as follows :

	December 31, 2006			December 31, 2005			December 31, 2004
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized (losses) gains during the period	$455,076	(233,341)	$221,735	($1,375,153)	$549,399	($825,754)	($377,957)	$141,696	($236,261)
Reclassification Adjustment	(99,714)	33,903	(65,811)	(271,871)	108,748	(163,123)	27,545	(10,266)	17,279
Other Comprehensive Income (loss)	$554,790	($267,244)	$287,546	($1,103,282)	$440,651	($662,631)	($405,502)	$152,962	($253,540)

Variable Interest Entities

Management has determined that the 1ST Constitution Capital Trust I and 1ST Constitution Capital Trust II (together the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46 and the establishment of Trust I, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company included all of its $23.7 million in trust preferred securities in Tier 1 capital at December 31, 2006.

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

Recent Accounting Pronouncements

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140: (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAF 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentration of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial condition.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Amending “Accounting for separately Recognized Assets and Servicing Liabilities”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158),“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. See the table on Page F-11 for the effect the adoption of SFAS No. 158 had on the consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. The Company adopted SAB No. 108 as of December 31, 2006. The adoption of SAB No. 108 by the Company did not have a material effect on the Company’s consolidated financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative -effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance -Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted fro under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06-05 is not expected to have a material effect on the Company’s financial position or results of operations.

2. Investment Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$35,625,182	$124,144	($694,261)	$35,055,065
Mortgage backed securities	28,305,557	113,353	(216,111)	28,202,799
Obligations of State and
Political subdivisions	3,655,197	15,902	(31,749)	3,639,350
FHLB stock and other securities	3,554,759	304	(30,949)	3,524,114
	$71,140,695	$253,703	($973,070)	$70,421,328

Held to maturity-
Mortgage backed securities	$5,540,670	$2,015	($175,826)	$5,366,859
Obligations of State and
Political subdivisions	13,713,806	131,955	(47,941)	13,797,820
	$19,254,476	$133,970	($223,767)	$19,164,679

	Gross		Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$34,032,814	$7,198	($977,560)	$33,062,452
Mortgage backed securities	29,250,341	90,286	(302,193)	29,038,434
Obligations of State and
Political subdivisions	3,855,987	1,333	(65,063)	3,792,257
FHLB stock and other securities	3,371,673	-	(28,158)	3,343,515
	$70,510,815	$98,817	($1,372,974)	$69,236,658

Held to maturity-
Mortgage backed securities	$5,807,730	$7,233	($206,275)	$5,608,688
Obligations of State and
Political subdivisions	15,950,640	108,525	(146,827)	15,912,338
	$21,758,370	$115,758	($353,102)	$21,521,026

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$1,301,989	$1,301,354	5.27%
Due after one year through five years	17,420,177	17,352,325	4.67%
Due after five years through ten years	15,836,536	15,698,842	4.22%
Due after ten years	36,581,993	36,068,807	4.73%

Total	$71,140,695	$70,421,328	5.01%

Held to maturity-
Due in one year or less	$2,363,612	$2,351,783	3.47%
Due after one year through five years	2,839,631	2,838,985	5.38%
Due after five years through ten years	3,615,640	3,625,656	5.52%
Due after ten years	10,435,593	10,348,255	5.59%

Total	$19,254,476	$19,164,679	5.41%
* computed on a tax equivalent basis.

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005 are as follows:

2006	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$83,506	($22)	$22,760,194	($694,238)	$22,843,700	($694,261)

Mortgage backed securities	6,274,180	(26,241)	13,608,019	(365,697)	19,882,199	(391,937)

Obligations of State and Political
Subdivisions	2,395,099	(12,271)	7,274,761	(67,419)	9,669,860	(79,690)

FHLB stock and other securities	967,328	(13,411)	967,960	(17,538)	1,935,288	(30,949)

Total temporarily impaired securities	$9,720,113	($51,945)	$44,610,934	($1,144,892)	$54,331,047	($1,196,837)

2005	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$16,355,981	($335,803)	$13,395,221	($641,757)	$29,751,202	($977,560)

Mortgage backed securities	25,099,031	(333,369)	3,905,417	(175,099)	29,004,448	(508,468)

Obligations of State and Political
Subdivisions	9,849,588	(88,838)	4,597,019	(123,052)	14,446,607	(211,890)

FHLB stock and other securities	0	0	1,435,715	(28,158)	1,435,715	(28,158)

Total temporarily impaired securities	$51,304,600	($758,010)	$23,333,372	($968,066)	$74,637,972	($1,726,076)

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

The Company recorded gross losses on sales of securities available for sale of $99,714 in 2006 and $271,871 in 2005 and gross gains on sales of $27,545 in 2004.

As of December 31, 2006 and 2005, securities having a book value of $28,824,981 and $32,388,166, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

3. Loans and Loans Held for Sale

Loans are as follows:

	2006	2005

Construction loans	$125,268,871	$109,862,614
Residential real estate loans	7,670,370	8,602,975
Commercial and commercial real estate	114,897,040	104,448,196
Loans to individuals	16,728,025	16,441,994
Lease financing	-	21,073
Deferred loan fees	404,074	466,678
All other	173,933	170,819
	$265,142,313	$240,014,349

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $13,608,942 at December 31, 2006 and $16,757,734 at December 31, 2005. The Bank sells residential mortgage loans in the secondary market on a non-recourse basis. The related loan servicing rights are generally released to the purchaser. Loans held for sale at December 31, 2006 and 2005 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2006, 2005, and 2004.

4. Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2006	2005	2004
Balance, beginning of year	$2,361,375	$2,005,169	$1,786,632
Provision charged to operations	893,500	405,000	240,000
Loans charged off	(29,468)	(52,803)	(22,273)
Recoveries of loans charged off	2,953	4,009	810
Balance, end of year	$3,228,360	$2,361,375	$2,005,169

The amount of loans which were not accruing interest amounted to $4,193,209 and $833,150 at December 31, 2006 and 2005, respectively. Impaired loans totaled $4,193,209 and $833,150 at December 31, 2006 and 2005, respectively. There was a valuation allowance of $553,748 on impaired loans at December 31, 2006. There was no valuation allowance on impaired loans at December 31, 2005. Loans 90 days or more past due and still accruing totaled zero at December 31, 2006, $209 at December 31, 2005 and $63,130 at December 31, 2004.

Additional income before taxes amounting to $348,344, $111,340 and $80,698 would have been recognized in 2006, 2005 and 2004, respectively, if interest on all loans had been recorded based upon original contract terms. No interest was recognized on non-accrual loans in 2006, 2005 or 2004. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004, was approximately $2,513,180, $941,280, and $690,097, respectively.

5. Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2006 is as follows:

	2006	2005
Balance, beginning of year	$2,632,162	$4,491,192
Loans granted	3,154,202	1,201,426
Repayments of loans	(662,304)	(3,060,456)

Balance, end of year	$5,124,060	$2,632,162

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2006 and 2005.

6. Premises And Equipment

Premises and equipment consist of the following:
	Estimated Useful Lives	2006	2005
Land		$241,784	$241,784
Building	40 Years	735,579	735,579
Leasehold improvements	10 Years	2,011,056	1,379,023
Furniture and equipment	3 - 15 Years	2,364,917	2,845,959
		5,353,336	5,202,345

Less Accumulated depreciation		(2,319,718)	(2,605,493)
		$3,033,618	$2,596,852

7. Deposits

Deposits consist of the following:
	2006	2005
Demand
Non-interest bearing	$64,305,445	$62,686,802
Interest bearing	82,113,165	102,479,894
Savings	53,630,726	49,547,438
Time	112,675,086	91,095,333
	$312,724,422	$305,809,467

Individual time deposits $100,000 or greater amounted to $48,074,279 and $3,385,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, time certificates of deposit in amounts of $100,000 or more have remaining maturity time as follows:

Maturity Range	Amount
Three months or less	$15,367,321
Over three months through six months	15,526,982
Over six months through twelve months	11,850,558
Over twelve months	5,329,418
$48,074,279

8. Borrowings

The balance of borrowings was $17,200,000 at December 31, 2006, consisting of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000. The balance of borrowings at December 31, 2005 consisted of FHLB borrowings of $23,500,000 and overnight funds purchased of $5,000,000.

At December 31, 2006, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $16,176,500 and a One Month Overnight Repricing Line of Credit of $10,176,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured federal funds line of $13,500,000 with a correspondent bank.

The Bank purchased four ten-year fixed rate convertible advances from the FHLB that total $15,500,000 in the aggregate. These advances, in the amounts of $3,000,000, $2,500,000, $5,000,000, and $5,000,000 bear interest at the rates of 5.50%, 5.34%, and 5.06%, respectively. These advances are convertible quarterly at the option of the FHLB. These advances are fully secured by marketable securities.

The FHLB advances mature as follows:

2006
2007	-
2008	-
2009	$3,000,000
2010	12,500,000
2011	-
Thereafter	-
$15,500,000

These callable advances have original maturity dates of ten years and call dates of one year to five years. After the original call period expires, the borrowings are callable quarterly. Due to the call provisions, expected maturities could differ from contractual maturities.

Securities sold under agreements to repurchase are summarized as follows:

	2006	2005	2004
Balance outstanding at year end	-	-	-
Weighted average interest rate at year end	-	-	1.27%
Average daily balance outstanding during year	-	-	$1,674,172
Weighted average interest rate during year	-	-	1.28%
Highest month-end outstanding balance	-	-	$1,941,042

9. Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate Trust Preferred Securities in a pooled institutional placement transaction maturing April 22, 2032. These Subordinated Debentures constitute the sole assets of Trust I. These Subordinated Debentures are redeemable in whole or part prior to maturity after April 22, 2007. Trust I is obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities. On February 23, 2007, the Company notified Wilmington Trust Company, as Indenture Trustee, of the Company’s intention to redeem on April 22, 2007 the debt securities issued by the Company to Trust I.

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

Management has determined that the Trust I and Trust II (together the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46 and the establishment of Trust I, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company included all of its $23.7 million in trust preferred securities in Tier 1 capital at December 31, 2006.

10. Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2006	2005	2004
Federal-
Current	$2,109,541	$1,955,941	$1,836,439)
Deferred	(401,229)	(198,849)	(127,181)
	1,708,312	1,757,092	1,709,258
State-
Current	476,320	372,050	273,301
Deferred	(70,138)	(34,740)	(22,219)
	406,182	337,310	251,082

	$2,114,494	$2,094,402	$1,960,340

A comparison of income tax expense at the Federal statutory rate in 2006, 2005 and 2004 to the Company’s provision for income taxes is as follows:

	2006	2005	2004

Federal income tax	$2,532,095	$2,262,540	$1,971,338
Add (deduct) effect of:
State income taxes net of federal income tax effect	268,080	213,276	165,714
Tax-exempt interest income	(205,648)	(224,699)	(131,270)
Bank-owned life insurance	(119,162)	(80,046)	(106,249)
Other items, net	(360,871)	(76,669)	60,807

Provision for income taxes	$2,114,494	$2,094,402	$1,960,340

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2006	2005

Deferred tax assets-
Allowance for loan losses	$1,138,234	$943,133
Employee Benefits	541,133	327,718
Unrealized loss on securities available for sale	241,655	508,899
Unfunded SERP Liability	257,160	-
Other	41,117	8,221
Total deferred tax assets	2,219,299	1,787,971

Deferred tax liabilities-
Other	57,016	86,971
Total deferred tax liabilities	57,016	86,971
Net deferred tax asset	$2,162,283	$1,701,000

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets. However, there can be no assurances about the level of future earnings.

11. Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Bank provided a matching contribution of 50% in 2006, 2005 and 2004 up to 6% of base compensation. Employer contributions to the plan amounted to $85,899 in 2006, $78,899 in 2005, and $67,864 in 2004.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan. The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan. The present value of the benefits accrued under these plans as of December 31, 2006 and 2005 is approximately $1,249,934 and $825,943, respectively, and is included in other liabilities in the accompanying consolidated balance sheet. Compensation expense of $423,991, $339,516 and $420,921 is included in the accompanying consolidated statement of income for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the benefit plans, the Bank purchased $6.0 million in life insurance policies on the lives of its executives, directors and divisional officers. During 2005, the Bank purchased an additional $2.0 million. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $9.2 million and $8.8 million as of December 31, 2006 and 2005, respectively.

The following table sets forth the changes in benefit obligations and plan assets of the Company’s supplemental executive retirement plan.

	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning	$1,536,624	$486,427
Service cost	210,773	164,871
Interest cost	101,633	85,147
Actuarial (gain) loss	-	115,315
Benefits paid	-	-
Plan amendments	157,258	648,864
Benefit obligation, ending	$2,006,288	$1,536,624

Funded status	($2,006,288)	($1,536,624)
Unrecognized net actuarial loss	151,315	151,315
Unrecognized prior service cost	605,039	557,366
(Accrued liability) prepaid benefit cost included in balance sheet	($1,249,934)	($825,943)

Amount Recognized in Consolidated Balance Sheets
Accrued benefit liability	($2,006,288)	($1,245,962)
Accumulated other comprehensive expense, net	756,354	-
Net amount recognized	($1,249,934)	($825,943)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,006,288	$1,536,624
Accumulated benefit obligation	1,684,094	1,245,962
Fair value of plan assets	-	-

Components of Net Periodic Benefit Cost	2006	2005
Service cost	$210,773	$164,871
Interest cost	101,633	85,147
Expected return on plan assets	-	-
Amortization of prior service cost	111,585	89,498
Recognized net actuarial gain	-	-
Net periodic benefit cost	$423,991	$339,516

The net periodic benefit cost for the year ended December 31, 2007 is projected to be $455,381.

No amounts were recognized in other comprehensive income during the year ended December 31, 2006.

Weighted-Average Assumptions, December 31	2006	2005
Discount Rate	6.00%	6.00%
Expected Return on Plan Assets	N/A	N/A
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments
2007	$0
2008	$0
2009	$35,000
2010	$256,000
2011	$256,000
2012-2016	$1,439,000

12. Share Based Compensation

The Company’s shareholders have approved stock option plans and stock grant plans for directors and key employees. The Company has also entered into an employment agreement pursuant to which additional options and stock grants were awarded to its President.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment.” Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair-based method of accounting defined in SFAS No. 123 had been used. The Company elected the modified transition method for adopting SFAS No. 123 (R) through December 31, 2005. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date (January 1, 2006) including existing awards not vested, or which are modified, repurchased, or canceled after that date.

Aggregated information regarding the Company's stock option plans as of December 31, 2006 is presented below :

			Weighted Average Remaining Contractual Term (years)

		Weighted Average Exercise Price		Aggregate Intrinsic Value

Stock Options	Shares
Outstanding at January 1, 2006	206,683	$5.19		$1,260,863
Granted	16,536	17.91
Exercised	(88,880)	3.36
Forfeited	(1,488)	11.45
Expired	-	-
Outstanding at December 31, 2006	132,851	$10.58	5.6	$1,096,245

Exercisable at December 31, 2006	101,435	$8.54	4.6	$1,039,114

The Company granted a total of 16,536 stock options during the year ended December 31, 2006. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2006 was $1,266,532.

Cash received from option exercises under the plans for the twelve months ended December 31, 2006 was $ 81,847. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The following table summarizes nonvested restricted shares outstanding as of December 31, 2006 and the related activity during the year:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	Total Intrinsic Value
Nonvested at January 1, 2006	42,209	$14.45	$183,916
Granted	17,278	17.75	-
Vested	(15,669)	17.74	96,823
Forfeited	(1,038)	13.09	-
Nonvested at December 31, 2006	42,780	16.07	$115,964

13. Commitments and Contingencies

As of December 31, 2006, future minimum rental payments under non-cancelable operating leases are as follows:

2007	$663,526
2008	614,530
2009	610,823
2010	611,063
2011	430,206
Thereafter	2,651,224
$5,581,372

Rent expense aggregated $876,983, $762,725, and $694,997 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank was committed to advance $104,050,000 and $124,136,000 to its borrowers as of December 31, 2006 and December 31, 2005, respectively.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation. Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $5,999,658 at December 31, 2006 and $3,848,473 at December 31, 2005.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date. The notional amount of the Bank’s forward sales contracts was approximately $13.6 million at December 31, 2006 and $16.8 million at December 31, 2005. Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2006 and 2005.

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

14. Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Equipment expense	$507,402	$491,735	$464,928
Marketing	258,012	292,352	274,095
Computer services	733,954	623,001	636,076
Regulatory, professional and other fees	802,309	1,102,691	542,001
Office expense	470,211	401,490	462,586
All other expenses	1,031,621	715,826	583,225
	$3,803,509	$3,627,095	$2,962,911

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2006, the Bank met all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. As of December 31, 2006, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2006 and 2005 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006 -
Company
Total Capital (to Risk Weighted Assets)	$62,614,642	20.23%	$24,751,678	8%	$30,939,598	N/A
Tier I Capital (to Risk Weighted Assets)	47,720,050	15.42%	12,375,839	4%	18,563,759	N/A
Tier I Capital (to Average Assets)	47,720,050	12.18%	15,752,046	4%	19,690,058	N/A
Bank
Total Capital (to Risk Weighted Assets)	$53,871,072	17.38%	$24,751,040	8%	$30,938,800	10%
Tier I Capital (to Risk Weighted Assets)	50,542,712	16.34%	12,375,520	4%	18,563,280	6%
Tier I Capital (to Average Assets)	50,542,712	12.87%	15,710,320	4%	19,637,900	5%

As of December 31, 2005 -
Company
Total Capital (to Risk Weighted Assets)	$37,923,500	13.30%	$22,817,040	8%	$28,521,300	N/A
Tier I Capital (to Risk Weighted Assets)	35,562,125	12.47%	11,408,520	4%	17,112,780	N/A
Tier I Capital (to Average Assets)	35,562,125	9.76%	14,580,112	4%	18,225,140	N/A
Bank
Total Capital (to Risk Weighted Assets)	$37,493,600	13.15%	$22,817,040	8%	$28,521,300	10%
Tier I Capital (to Risk Weighted Assets)	35,132,225	12.32%	11,408,520	4%	17,112,780	6%
Tier I Capital (to Average Assets)	35,132,225	9.64%	14,578,280	4%	18,222,850	5%

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

16. Stock Repurchase Program

In July, 2005, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5%, or 175,271 shares, adjusted for stock dividends, of its common shares. The Company established this repurchase program in order to increase shareholder value. As of December 31, 2006, the Company had repurchased 12,848 shares for an aggregate price of approximately $243,700.

17. Estimated Fair Value Of Financial Instruments

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2006		December 31, 2005

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Securities available for sale	$70,421,328	$70,421,328	$69,236,658	$69,236,658
Securities held to maturity	19,254,476	19,164,679	21,758,370	21,521,026
Loans held for sale	13,608,942	13,608,942	16,757,734	16,757,734
Gross loans	265,142,313	264,695,000	240,014,349	241,109,000
Deposits	312,724,422	312,154,000	305,809,467	304,865,000
Other borrowings	17,200,000	17,224,000	28,500,000	28,584,000

Loan commitments and standby letters of credit as of December 31, 2006 and 2005 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

18. Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

The following financial statements of the Company should be read in conjunction with the notes to the consolidated financial statements.

CONDENSED STATEMENTS OF CONDITION
	December 31, 2006	December 31, 2005
Assets:
Cash	$7,449,167	$31,328
Investment securities available for sale	712,000	155,000
Investment in subsidiaries	50,065,064	34,361,360
Other assets	682,339	404,179
Total Assets	$58,908,570	$34,951,867

Liabilities And Shareholders’ Equity
Subordinated debentures	23,712,000	$5,155,000
Shareholders’ equity	35,196,570	29,796,867
Total Liabilities and Shareholder’s Equity	$58,908,570	$34,951,867

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2006	2005	2004
Income:
Interest	$79,744	$10,875	$8,156
Total Income	79,744	10,875	8,156

Expense:
Interest	1,177,020	361,699	271,239
Other	32,004	32,004	32,004
Total Expense	1,209,024	393,703	303,243

Loss before income taxes and equity in undistributed income of Subsidiaries	(1,129,280)	(382,828)	(295,087)
Federal income tax benefit	(382,988)	(137,819)	(106,231)

Loss before equity in undistributed income of subsidiaries	(746,292)	(245,009)	(188,856)
Equity in undistributed income of subsidiaries	6,079,136	4,805,136	4,026,569
Net Income	$5,332,844	$4,560,127	$3,837,714

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net Income	$5,332,844	$4,560,127	$3,837,714
Adjustments:
Increase in investment securities available for sale	(557,000)	-	-
(Increase) decrease in other assets	(467,045)	804,301	306,689
Equity in undistributed income of subsidiaries	(6,079,136)	(4,805,136)	(4,026,569)
Net cash used In Operating Activities	(1,770,337)	559,292	117,834

Investing Activities:
Investment in subsidiaries	(10,000,000)	-	-
Repayment of investments in subsidiaries	447,898	342,781	261,693
Net cash (used in) provided by Investing Activities	(9,552,102)	342,781	261,693

Financing Activities:
Issuance of common stock, net	595,825	369,173	177,899
Purchase of treasury stock	(412,547)	(1,260,939)	(549,555)
Proceeds from issuance of subordinated debentures	18,557,000	-	-
Net cash provided by financing activities	18,740,278	(891,766)	(371,656)

Net increase in cash	7,417,839	10,307	7,871
Cash as of beginning of year	31,328	21,021	13,150
Cash as of end of year	$7,449,167	$31,328	$21,021

19. Unaudited Quarterly Financial Data

	2006
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,199,650	$7,163,273	$6,789,622	$6,152,637
Interest expense	2,764,720	2,653,753	2,180,513	1,918,511
Net interest income	4,434,930	4,509,520	4,609,109	4,234,126
Provision for loan losses	453,500	100,000	170,000	170,000
Net interest income after provision
for loan losses	3,981,430	4,409,520	4,439,109	4,064,126
Non-interest income	629,029	757,685	474,709	729,586
Non-interest expense	2,695,853	3,143,672	3,108,303	3,090,028
Income before income taxes	1,914,606	2,023,533	1,805,515	1,703,684
Income taxes	572,900	644,417	448,251	448,926
Net income	$1,341,706	$1,379,116	$1,357,264	$1,254,758

Net income per share :
Basic	$0.36	$0.38	$0.37	$0.34
Diluted	$0.35	$0.36	$0.36	$0.33

	2005
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$5,952,682	$5,518,301	$5,036,307	$4,820,782
Interest expense	1,750,817	1,591,652	1,405,594	1,280,116
Net interest income	4,201,865	3,926,649	3,630,713	3,540,666
Provision for loan losses	125,000	85,000	135,000	60,000
Net interest income after provision
for loan losses	4,076,865	3,841,649	3,495,713	3,480,666
Non-interest income	445,694	769,751	809,614	621,802
Non-interest expense	2,840,482	2,855,005	2,621,529	2,570,209
Income before income taxes	1,682,077	1,756,395	1,683,798	1,532,259
Income taxes	487,721	567,529	552,424	486,726
Net income	$1,194,356	$1,188,866	$1,131,374	$1,045,531

Net income per share :
Basic	$0.34	$0.32	$0.30	$0.28
Diluted	$0.32	$0.31	$0.29	$0.27

20. Subsequent Events

On February 23, 2007, the Company delivered a notice of redemption effective April 22, 2007 of all of its outstanding floating rate debentures due to mature on April 22, 2032 (the “Debentures”). The redemption price will be 100% of the aggregate $5,155,000 principal amount of the Debentures, plus approximately $233,786 of accrued interest thereon through the redemption date. As a result of the redemption of the Debentures, a like amount of capital securities issued by 1ST Constitution Capital Trust I will also be redeemed under the same terms and conditions. This redemption does not impact the Trust Preferred securities issued by the Company’s wholly-owned subsidiary 1ST Constitution Capital Trust I on May 30, 2006.

On February 27, 2007, the Company announced that the Bank has closed on a transaction to acquire all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another institution. The acquisition adds approximately $20 million in new deposits and provides the Bank with a full service facility to serve its customer base within Hightstown, NJ as well as the surrounding Mercer County area.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: April 2, 2007	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO Robert F. Mangano	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007
/s/ CHARLES S. CROW, III Charles S. Crow, III	Chairman of the Board	April 2, 2007
/s/ DAVID C. REED David C. Reed	Director	April 2, 2007
/s/ WILLIAM M. RUE William M. Rue	Director	April 2, 2007
/s/ FRANK E. WALSH, III Frank E. Walsh, III	Director	April 2, 2007
/s/ JOSEPH M. REARDON Joseph M. Reardon	Senior Vice President and Treasurer (Principal Accounting Officer)	April 2, 2007

1ST CONSTITUTION BANCORP
INDEX TO EXHIBITS
Exhibit No.			Description
3	(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005).
3	(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on May 14, 2003)
4.1			Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)
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

10.3		#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

Exhibit No.		Description
10.4	#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)
10.5	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)
10.6	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.7	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.8	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)
10.9	#
Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.10	#
Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the SEC on August 11, 2004)

10.11	#
Form of Stock Option Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.12	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed with the SEC on December 22, 2004)

10.13	#
Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K filed with the SEC on February 24, 2005)

10.14	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005).
10.15	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

Exhibit No.		Description
10.16	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005).

10.18	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.19	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.20	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 19, 2006)
10.21
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.22
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.23
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.24	*#	Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective December 31, 204
10.25	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective December 31, 2004, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.26
Branch Purchase and Assumption Agreement, dated as of November 6, 2006, by and between 1st Constitution Bank and Sun National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2006)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 25, 2004)
21	*	Subsidiaries of the Company

Exhibit No.	Description
23.1	*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
31.1	*	Certification of Robert F. Mangano, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	*	Certification of Joseph M. Reardon, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).
32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, Chief Executive Officer of the Company, and Joseph M. Reardon, Chief Financial Officer of the Company.

 _____________________
*  Filed herewith.
#	Management contract or compensatory plan or arrangement.