Form 10-Q
period 2007-03-31
1ST CONSTITUTION BANCORP
filed 2007-05-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 9, 2007, there were 3,731,514 shares of the registrant’s common stock, no par value, outstanding.

 1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

Consolidated Statements of Income for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	2

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

SIGNATURES	30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1st Constitution Bancorp and Subsidiaries Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$9,212,906	$10,336,334
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	10,928,022	25,478
Total cash and cash equivalents	20,140,928	10,361,812
INVESTMENT SECURITIES:
Available for sale, at fair value	79,765,545	70,421,328
Held to maturity (fair value of $26,485,649 and $19,164,679 in 2007 and 2006, respectively)	26,577,983	19,254,476
Total investment securities	106,343,528	89,675,804

LOANS HELD FOR SALE	10,664,170	13,608,942

LOANS	270,021,017	265,142,313
Less- Allowance for loan losses	(3,348,063)	(3,328,360)

Net loans	266,672,954	261,813,953
PREMISES AND EQUIPMENT, net	3,039,206	3,033,618
ACCRUED INTEREST RECEIVABLE	2,396,829	2,235,671
BANK OWNED LIFE INSURANCE	9,269,756	9,179,408
OTHER ASSETS	2,992,749	2,668,338

Total assets	$421,520,120	$392,577,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$60,435,356	$64,305,445
Interest bearing	280,346,289	248,418,977
Total deposits	340,781,645	312,724,422
BORROWINGS	15,500,000	17,200,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000	23,712,000
ACCRUED INTEREST PAYABLE	2,005,887	1,957,574
ACCRUED EXPENSES AND OTHER LIABILITIES	2,687,296	1,886,980

Total liabilities	384,686,828	357,480,976

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,742,860 shares issued and 3,742,662 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	28,918,957	28,886,105
Retained earnings	8,696,416	7,290,916
Treasury Stock, shares at cost, 198 shares at March 31, 2007 and December 31, 2006, respectively	(3,545)	(3,545)
Accumulated other comprehensive (loss)	(778,536)	(976,906)

Total shareholders’ equity	36,833,292	35,196,570

Total liabilities and shareholders’ equity	$421,520,120	$392,677,546

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Loans, including fees	$6,167,725	$5,176,816
Securities:
Taxable	992,327	806,366
Tax-exempt	206,568	160,791
Federal funds sold and short-term investments	22,544	8,664

Total interest income	7,389,164	6,152,637

INTEREST EXPENSE:
Deposits	2,216,085	1,350,330
Securities sold under agreements to repurchase and other borrowed funds	286,339	466,337
Redeemable subordinated debentures	429,067	101,844
Total interest expense	2,931,491	1,918,511
Net interest income	4,457,673	4,234,126

PROVISION FOR LOAN LOSSES	40,000	170,000
Net interest income after provision for loan losses	4,417,673	4,064,126

NON-INTEREST INCOME:
Service charges on deposit accounts	149,855	186,559
Gain on sales of loans	231,777	318,689
Income on Bank-owned life insurance	90,348	80,600
Other income	171,761	143,738

Total non-interest income	643,741	729,586

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,812,799	1,685,022
Occupancy expense	525,195	318,984
Other operating expenses	683,219	1,086,022
Total non-interest expenses	3,021,213	3,090,028

Income before income taxes	2,040,201	1,703,684
INCOME TAXES	634,701	448,926
Net income	$1,405,500	$1,254,758

NET INCOME PER SHARE:
Basic	$0.38	$0.34
Diluted	$0.37	$0.33

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity For the Three Months Ended March 31, 2007 and 2006 (unaudited)
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2005	$25,589,320	$5,981,803	($1,008,998)	($765,258)	$29,796,867
Exercise of stock options, net and issuance of vested shares under employee benefit programs	(108,992)		153,948		44,956
FAS 123R share-based compensation	23,042				23,042
Treasury Stock, shares purchased at cost			(30,784)		(30,784)
Adjustment to initially apply FASB Statement No. 158 (net of tax benefit Of $257,160)				(499,194)	(499,194)
Comprehensive Income:
Net Income for the three months ended March 31, 2006		1,254,758			1,254,758
Unrealized loss on securities available for sale net of tax benefit				(262,425)	(262,425)
Total comprehensive Income					992,333
BALANCE, March 31, 2006	$25,503,370	$7,236,561	($885,834)	($1,526,877)	$30,327,220

BALANCE, December 31, 2006	$28,886,105	$7,290,916	($3,545)	($976,906)	$35,196,570

FAS 123R share-based compensation	32,852				32,852

Comprehensive Income: Net Income for the three months ended March 31, 2007		1,405,500			1,405,500

Unrealized gain on securities available for sale net of tax benefit				198,370	198,370

Total comprehensive Income					1,603,870
BALANCE, March 31, 2007	$28,918,957	$8,696,416	($3,545)	($778,536)	$36,833,292

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$1,405,501	$1,254,758
Adjustments to reconcile net income
to net cash provided by operating activities-

Provision for loan losses	40,000	170,000
Depreciation and amortization	180,573	139,666
Net amortization of premiums on securities	11,378	15,830
Gain on sales of loans held for sale	(231,777)	(318,689)
Originations of loans held for sale	(14,001,050)	(10,572,208)
Income on Bank – owned life insurance	(90,348)	(80,600)
Proceeds from sales of loans held for sale	17,177,599	16,675,189
Increase in accrued interest receivable	(161,158)	(706,448)
Decrease (increase) in other assets	342,680	(218,492)
Increase in accrued interest payable	48,313	33,287
Increase in accrued expenses and other liabilities	800,316	1,932,924

Net cash provided by operating activities	5,522,027	8,325,217
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(11,920,653)	-
Held to maturity	(7,677,917)	-
Proceeds from maturities and prepayments of securities -
Available for sale	2,871,299	4,757,557
Held to maturity	342,556	4,257,226
Net increase in loans	(4,799,001)	(12,793,371)
Capital expenditures	(186,161)	(275,362)
Cash consideration paid to acquire branch	(730,257)	-
Cash and cash equivalents acquired from branch	19,514,239	-

Net cash used in investing activities	(2,585,895)	(4,053,950)

FINANCING ACTIVITIES:
Issuance of common stock, net	-	44,956
Purchase of treasury stock	-	(30,784)
Net increase (decrease) in demand, savings and time deposits	8,542,984	(21,366,940)
Net advances (repayments) in other borrowings	(1,700,000)	15,700,000

Net cash provided by (used in) financing activities	6,842,984	(5,652,768)

Increase (decrease) in cash and cash equivalents	9,779,116	(1,381,501)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	10,361,812	12,137,750

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$20,140,928	$10,756,249

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$2,883,178	$1,885,224
Income taxes	325,000	61,500

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2007 (Unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements herein have been prepared by 1st Constitution Bancorp (the “Company”), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on April 2, 2007.

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

Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share information has been restated for the effect of a 6% stock dividend declared December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

The following (unaudited) tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended March 31, 2006
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common shareholders	$1,405,500	3,742,662	$0.38

Effect of dilutive securities
Options and Grants	-	59,822	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,405,500	3,802,484	$0.37

All options have been included in the computation of diluted earnings per share.

	Three Months Ended March 31, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common shareholders	$1,254,758	3,644,248	$0.34

Effect of dilutive securities
Options and Grants	-	140,071	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,254,758	3,784,319	$0.33

All options have been included in the computation of diluted earnings per share.

Share-based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

The Company adopted Statement 123 (R) using the modified prospective transition method. Under this method, the Company records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost using the Black-Scholes option pricing model for stock option grants. The assumptions used in the option-pricing model in 2007 and 2006 were: dividend yield of 0%; expected volatility of 26.6%; risk-free interest rate of 4.53%; and expected term of 7 years. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

Share-based compensation of $32,852 and $23,042 was recognized for the three months ended March 31, 2007 and 2006, respectively, which related to option grants issued in 2006 plus the unvested portion of options to acquire shares of Company common stock granted prior to January 1, 2006. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

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

The incremental effect of apply SFAS No. 158 on individual line items in the December 31, 2006 Consolidated Balance Sheet is as follows (In Thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred income taxes	$1,905	$257	$2,162
Total Assets	392,421	257	392,678
Other liabilities	1,131	756	1,887
Total liabilities	356,725	756	357,481
Accumulated other comprehensive loss	(478)	(499)	(977)
Total shareholders’ equity	$35,696	($499)	$35,197

Redeemable Subordinated Debentures

On April 10, 2002, 1ST Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly-owned subsidiary of the Company, issued $5.0 million of variable rate trust preferred securities (the “Trust Preferred Securities”) in a pooled institutional placement transaction maturing April 22, 2032. Trust I utilized the $5.0 million proceeds along with $155,000 invested in Trust I by the Company to purchase $5,155,000 of floating rate subordinated debentures issued by the Company and due to mature on April 22, 2032 (the “Subordinated Debentures”). The Subordinated Debentures constituted the sole assets of Trust I, had terms that mirrored the Trust Preferred Securities and were redeemable in whole or part prior to maturity after April 22, 2007. Trust I was obligated to distribute all proceeds of a redemption of the Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities. On February 23, 2007, the Company notified Wilmington Trust Company, as Indenture Trustee, of the Company’s intention to redeem the Subordinated Debentures on April 22, 2007, and the Company redeemed the Subordinated Debentures on that date, as discussed below.

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

Effective April 22, 2007, the Company redeemed of all of the Subordinated Debentures. The redemption price was 100% of the aggregate $5,155,000 principal amount of the Subordinated Debentures, plus approximately $233,786 of accrued interest thereon through the redemption date. As a result of the redemption of the Subordinated Debentures, a like amount of capital securities issued by 1ST Constitution Capital Trust I will also be redeemed under the same terms and conditions. This redemption does not impact the Capital Securities issued by the Company’s wholly-owned subsidiary 1ST Constitution Capital Trust II on May 30, 2006.

Variable Interest Entities

Management has determined that Trust I and Trust II (the “Trusts”) qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Company. Subsequent to the issuance of FIN 46, and prior to the establishment of Trust II, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including the Trust, by March 31, 2004, at which time the Trust I was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, as of March 31, 2007, the Company included all of its then-outstanding $23.7 million in trust preferred securities in Tier 1 capital.

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

Recent Accounting Pronouncements

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentration of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction, and the states of New Jersey and Delaware. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 did not have a material impact on the results operations or financial condition of the Company.

In September 2006, FASB Issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06-04 are to be applied through either a cumulative –effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance –Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted fro under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

(2)	Acquisition of Unaffiliated Branch

On February 27, 2007, the Company, through the Bank, completed its acquisition of the Hightstown, New Jersey branch of another financial institution for a purchase price of $730,257.

As a result of the acquisition, the Hightstown branch became a branch of the Bank. Included in the acquisition of the branch were deposit liabilities of $19.5 million, mostly in certificates of deposit, and cash of approximately $18.8 million, net of assets acquired consisting of cash on hand of approximately $137,000 and fixed and other assets of approximately $91,000. In connection with the acquisition, the Bank assumed the lease of the branch premises. The cash received in the transaction was utilized to repay short term borrowings used to purchase investment securities prior to, and in contemplation of, the completion of the acquisition.

In addition, the Bank recorded goodwill of $445,653 and a core deposit intangible asset of $274,604.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust I, and 1st Constitution Capital Trust II, the “Bank” refers to 1st Constitution Bank, and the “Trusts” refers to 1st Constitution Capital Trust I and 1st Constitution Capital Trust II, collectively.

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

The Bank operates eleven branches, and manages an investment portfolio through its subsidiary, 1st Constitution Investment Company of Delaware, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1,405,500 for the three months ended March 31, 2007, an increase of 12.0% over the $1,254,758 reported for the three months ended March 31, 2006. Diluted net income per share was $0.37 for the three months ended March 31, 2007 compared to $0.33 reported for the three months ended March 31, 2006. All prior year share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

Key performance ratios remained strong for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Return on average assets and return on average equity were 1.40% and 15.81%, respectively, for the three months ended March 31, 2007, compared to 1.38% and 16.91%, respectively, for the corresponding prior year period.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that characterized the marketplace in 2006 and has continued through the first quarter of 2007. The Federal Reserve Bank’s Open Market Committee raised short-term interest rates four times during 2006, which raised the targeted Federal funds rate to the current 5.25% at March 31, 2007. These increases in short-term market rates drive up the cost of the Company’s core deposits. As a result, the Company experienced a 106 basis point increase in the cost of its interest-bearing deposits to 3.90% at March 31, 2007 compared to 2.84% at March 31, 2006. The Company’s net interest margin experienced a decrease of 22 basis points to 4.81% at March 31, 2007 compared to 5.03% at March 31, 2006. Despite these interest environment challenges, the Company increased net interest income by 5.3% to $4,457,673 for the three months ended March 31, 2007 from the $4,234,126 for the three months ended March 31, 2006. The principal factor contributing to the 2007 increase in net interest income was the 12.5% and 9.3% increases in the Securities and Loan portfolios, respectively. This was partially offset by the increase in interest expense resulting from increases in the rates paid on deposit components.

A second significant factor impacting financial results for the first quarter of 2007 was the February 27, 2007 settlement of the transaction whereby the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution. This acquisition added approximately $19.5 million in cash and new deposits to the balance sheet at March 31, 2007 in addition to the impact on most component of income/expense on the statement of income for the three months ended March 31, 2007.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 87.4% of the Company’s net revenues for the three-month period ended March 31, 2007 and 85.3% of net revenues for the three-month period ended March 31, 2006. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for the three month periods ended March 31, 2007 and 2006, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2007			Three months ended March 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$2,003,236	$22,544	5.20%	$483,077	$8,664	4.25%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	77,250,121	992,327	5.14%	69,219,694	806,366	4.66%
States and Political Subdivisions	21,202,098	305,721	5.77%	18,271,322	237,970	5.21%
Total	98,452,219	1,298,048	5.27%	87,491,016	1,044,336	4.77%

Loan Portfolio:
Construction	126,866,201	2,857,337	9.13%	116,086,386	2,446,316	8.55%
Residential real estate	7,156,527	212,274	12.03%	8,694,241	134,321	6.27%
Home Equity	14,392,895	270,455	7.62%	14,078,520	244,354	7.04%
Commercial and commercial real estate	110,973,830	2,147,906	7.85%	94,790,357	1,748,964	7.48%
Installment	1,573,806	33,436	8.62%	2,253,558	47,334	8.52%
All Other Loans	22,709,509	646,317	11.54%	23,616,464	555,527	9.54%
Total	283,672,768	6,167,725	8.82%	259,519,526	5,176,816	8.09%

Total Interest-Earning Assets	384,128,223	7,448,317	7.91%	347,493,619	6,229,816	7.27%

Allowance for Loan Losses	(3,051,032)			(2,435,089)
Cash and Due From Bank	9,414,281			9,048,644
Other Assets	16,296,108			14,861,846
Total Assets	$406,787,580			$368,969,020
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$83,302,779	$415,115	2.02%	$92,090,304	$319,961	1.41%
Savings Accounts	62,486,829	449,086	2.91%	45,132,485	176,325	1.58%
Certificates of Deposit	113,702,589	1,351,884	4.82%	93,253,150	854,044	3.71%
Other Borrowed Funds	22,116,111	286,339	5.25%	38,933,889	466,337	4.86%
Trust Preferred Securities	23,000,000	429,067	7.46%	5,000,000	101,844	8.15%
Total Interest-Bearing Liabilities	304,608,308	2,931,491	3.90%	274,409,828	1,918,511	2.84%

Net Interest Spread			4.01%			4.28%

Demand Deposits	60,679,465			60,211,090
Other Liabilities	5,436,127			4,262,820
Total Liabilities	370,723,900			338,883,738
Shareholders’ Equity	36,063,680			30,085,282
Total Liabilities and Shareholders’ Equity	406,787,580			368,969,020

Net Interest Margin		$4,556,826	4.81%		$4,311,305	5.03%

The Company’s net interest income on a tax-equivalent basis increased by $245,521, or 5.7%, to $4,556,826 for the three months ended March 31, 2007 from the $4,311,305 reported for the three months ended March 31, 2006. The increase in net interest income was attributable to a higher volume of total interest-earning assets and an increased yield on interest-earning assets partially offset by the higher rates paid on interest-bearing liabilities.

Average interest earning assets increased by $36,634,604, or 10.5%, to $384,128,223 for the quarter ended March 31, 2007 from $347,493,619 for the quarter ended March 31, 2006, with increases of $24,153,242 in average total loans and $10,961,203 in average total securities in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

The Bank’s average loan portfolio grew by 9.3% (where growth was focused on construction and commercial loans) when compared to the average loan portfolio for the first quarter of 2006. The yields on loans averaged 8.82% for the first quarter of 2007, increasing 73 basis points over the 8.09% yield on loans for the first quarter of 2006. The Bank’s average securities portfolio increased by 12.5% and the yield on that portfolio increased by 50 basis points for the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006. Overall, the yield on interest earning assets increased 64 basis points to 7.91% for the quarter ended March 31, 2007 when compared to 7.27% for the quarter ended March 31, 2006.

Average interest bearing liabilities increased by $30,198,480, or 11.0%, to $304,608,308 for the quarter ended March 31, 2007 from $274,409,828 for the quarter ended March 31, 2006. Certificates of deposit increased on average by $20,449,439 for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006. The cost of certificates of deposit increased 111 basis points to 4.82% for the first quarter of 2007 compared to 3.71% for the first quarter of 2006. During June 2006, the Company added approximately $18 million in trust preferred securities, which helped fund the growth of the loan and securities portfolios. Overall, the cost of total interest bearing liabilities increased 106 basis points to 3.90% for the three months ended March 31, 2007 compared to 2.84% for the three months ended March 31, 2006.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 4.81% for the first three months of 2007 compared to 5.03% for the first three months of 2006.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2007 was $643,741, a decrease of $85,845, or 11.8%, over non-interest income of $729,586 for the three months ended March 31, 2006.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues decreased by $36,704, or 19.7%, to $149,855 for the three months ended March 31, 2007 from the $186,559 for the three months ended March 31, 2006. This decrease was the result of a lower volume of uncollected and overdraft fees collected on deposit accounts during the first quarter of 2007 compared to 2006.

Gain on sales of loans decreased by $86,912, or 27.3%, to $231,777 for the three months ended March 31, 2007 when compared to $318,689 for the three months ended March 31, 2006. The rising rate environment that existed throughout 2006 and continued into the first quarter of 2007 has significantly impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $90,348 for the three months ended March 31, 2007 compared to $80,600 for the three months ended March 31, 2006. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $171,761 for the three months ended March 31, 2007, compared to $143,738 for the three months ended March 31, 2006.

Non-Interest Expense

Non-interest expenses decreased by $68,815, or 2.2%, to $3,021,213 for the three months ended March 31, 2007 from $3,090,028 for the three months ended March 31, 2006. The following table presents the major components of non-interest expenses for the three months ended March 31, 2007 and 2006.

Non-interest Expenses
	Three months ended March 31,
	2007	2006
Salaries and employee benefits	$1,812,799	$1,685,022
Occupancy expenses	390,933	318,984
Equipment expense	125,413	121,004
Marketing	24,881	109,098
Computer services	197,076	166,635
Regulatory, professional and other fees	108,786	391,391
Office expense	142,374	102,023
All other expenses	218,951	195,872
	$3,021,213	$3,090,028

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $127,777, or 7.6%, to $1,812,799 for the three months ended March 31, 2007 compared to $1,685,022 for the three months ended March 31, 2006. The increase in salaries and employee benefits for the three months ended March 31, 2007 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 102 full-time equivalent employees at March 31, 2007 as compared to 89 full-time equivalent employees at March 31, 2006. The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4 and the resultant salary and benefit expenses by approximately $25,000.

Regulatory, professional and other fees decreased by $282,605, or 72.2%, to $108,786 for the three months ended March 31, 2007 compared to $391,391 for the three months ended March 31, 2006. During 2006, the Company chose to incur additional accounting, legal and consulting fees primarily as a result of the new internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act in anticipation of the Company’s compliance in 2007.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio decreased to 59.2% for the three months ended March 31, 2007, compared to 62.3% for the three months ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses was $40,000 for the three months ended March 31, 2007 and $170,000 for the three months ended March 31, 2006. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Net charge offs/recoveries amounted to a net recovery of $79,703 for the three months ended March 31, 2007 compared to a net recovery of $2,515 for the three months ended March 31, 2006. See “Allowance for Loan Losses” on page 20.

Financial Condition

March 31, 2007 Compared with December 31, 2006

Total consolidated assets at March 31, 2007 totaled $421,520,120, increasing by $28,842,574 from $392,677,546 at December 31, 2006. On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution. This acquisition added approximately $19 million in new deposits. In connection with such acquisition, the Company recorded $445,653 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet for the quarter ended March 31, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2007 totaled $20,140,928 compared to $10,361,812 at December 31, 2006. Cash and cash equivalents at March 31, 2007 consisted of cash and due from banks of $9,212,906 and Federal funds sold/short term investments of $10,928,022. The corresponding balances at December 31, 2006 were $10,336,334 and $25,478, respectively.

Investment Securities

The Bank’s investment securities represented 25.2% of total assets at March 31, 2007 and 22.8% at December 31, 2006. Total investment securities increased $16,667,724, or 18.6%, at March 31, 2007 to $106,343,528 from $89,675,804 at December 31, 2006.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. At March 31, 2007, available-for-sale securities amounted to $79,765,545, and increase of $9,344,217, or 13.3%, from December 31, 2006.

At March 31, 2007, the securities available for sale portfolio had net unrealized losses of $424,980 compared to net unrealized losses of $719,367 at December 31, 2006. These unrealized losses are reflected net of tax in shareholders’ equity as a component of other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At March 31, 2007, securities held to maturity were $26,577,983, an increase of $7,323,507, or 38.0% from $19,254,476 at December 31, 2006. The fair value of the held-to-maturity portfolio at March 31, 2007, was $26,485,649, resulting in a net unrealized loss of $92,334.

During the three months ended March 31, 2007, the Bank purchased securities in the amounts of $11,920,653 and $7,677,917 for the available for sale and held to maturity portfolios, respectively. These purchases were funded primarily by the cash received in the Hightstown branch completed in February 2007.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2006 and December 31, 2005.

Loan Portfolio Composition	March 31, 2007		December 31, 2006
Component	Amount	% of total	Amount	% of total
Construction loans	$126,342,388	47%	$125,268,871	47%
Residential real estate loans	7,093,499	3%	7,670,370	3%
Commercial and commercial real estate	121,139,279	45%	114,897,040	44%
Loans to individuals	14,834,664	5%	16,728,025	6%
Deferred loan fees	419,440	0%	404,074	0%
All other loans	191,747	0%	173,933	0%
	$270,021,017	100.0%	$265,142,313	100.0%

The loan portfolio increased $4,878,704, or 1.8%, at March 31, 2007 to $270,021,017 from $265,142,313 at December 31, 2006. The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

Non-performing loans decreased by $627,944 to $3,565,265 at March 31, 2007 from $4,193,209 at December 31, 2006. The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process. The balance of the non-performing loans are centered in commercial loans for which litigation has commenced. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, non-performing loans to total loans decreased to 1.32% at March 31, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $627,944 to $3,565,265 at March 31, 2007 from $4,193,209 at December 31, 2006. Non-performing assets represented 0.85% of total assets at March 31, 2007 and 1.07% at December 31, 2006. Non-performing loans as a percentage of total loans were 1.32% at March 31, 2007, compared to 1.58% at December 31, 2006.

The Bank had no loans classified as restructured loans at March 31, 2007 or December 31, 2006.

At March 31, 2007 and December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest.

Non-Performing Assets and Loans	March 31	December 31
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	3,565,265	4,193,209
Total non-performing loans	3,565,265	4,193,209
Other real estate owned	0	0
Total non-performing assets	$3,565,265	$4,193,209

Non-performing loans to total loans	1.27%	1.58%
Non-performing assets to total assets	0.85%	1.07%

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At March 31, 2007, management believed that the allowance for loan losses and nonperforming loans was adequate.

The allowance for loan losses amounted to $3,348,063 at March 31, 2007, an increase of $19,703 from December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.19% at March 31, 2007 and 1.16% at December 31, 2006, respectively. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	March 31, 2007	December 31, 2006	March 31, 2006
Balance, beginning of period	$3,228,360	$2,361,375	$2,361,375
Provision charged to operating expenses	40,000	893,500	170,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	(11,154)	-
Loans to individuals	-	(18,314)	(285)
Lease financing	-	-	-
All other loans	-	-	-
	0	(29,468)	(285)
Recoveries:
Construction loans	75,000	-	-
Residential real estate loans	-		-
Commercial and commercial real estate	-	153	-
Loans to individuals	4,703	2,800	2,800
Lease financing	-	-	-
All other loans	-	-	-
	79,703	2,953	2,800

Net (charge offs) / recoveries	79,703	(26,515)	2,515
Balance, end of period	$3,348,063	$3,228,360	$2,533,890

Loans:
At period end	$280,685,187	$278,751,255	$252,810,235
Average during the period	283,672,768	271,740,647	259,519,526
Net charge offs to average loans outstanding	0.03%	(0.01%)	0.00%
Allowance for loan losses to:
Total loans at period end	1.19%	1.16%	1.00%
Non-performing loans	93.91%	76.99%	0.00%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $28,057,223, or 9.0%, to $340,781,645 at March 31, 2007 from $312,724,422 at December 31, 2006. On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution. This acquisition added approximately $19 million in new deposits.

Borrowings

Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at March 31, 2007 consisted of long-term FHLB borrowings of $15,500,000. The balance of borrowings at December 31, 2006 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000. FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2007 totaled $36,833,292, an increase of $1,636,722, or 4.7%, from $35,196,570 at December 31, 2006. Book value per common share rose to $9.84 at March 31, 2007 from $9.40 at December 31, 2006. The ratio of shareholders’ equity to total assets was 8.75% at March 31, 2007 and 8.96% at December 31, 2006.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $1,405,500 and the decrease in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended March 31, 2007 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007 -
Company
Total Capital to Risk Weighted Assets	$63,239,635	19.74%	$25,629,680	>8%	$32,037,100	N/A
Tier 1 Capital to Risk Weighted Assets	49,416,311	15.42%	12,814,840	>4%	19,222,260	N/A
Tier 1 Capital to Average Assets	49,416,311	12.17%	16,242,693	>4%	20,303,367	N/A
Bank
Total Capital to Risk Weighted Assets	$55,405,378	17.29%	$25,629,680	>8%	$32,037,100	>10%
Tier 1 Capital to Risk Weighted Assets	52,057,315	16.25%	12,814,840	>4%	19,222,260	>6%
Tier 1 Capital to Average Assets	52,057,315	12.86%	16,192,200	>4%	20,240,250	>5%

As of December 31, 2006 -
Company
Total Capital to Risk Weighted Assets	$62,614,642	20.23%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,720,050	15.42%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,720,050	12.18%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,871,072	17.38%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,542,712	16.34%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,542,712	12.87%	15,710,320	>4%	19,637,900	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2007, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At March 31, 2007, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $16,176,500 plus a One-Month Overnight Repricing Line of Credit of $10,176,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2007, the balance of cash and cash equivalents was $20,140,928.

Net cash provided by operating activities totaled $5,522,027 in the three months ended March 31, 2007 compared to $8,325,217 in the three months ended March 31, 2006. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $2,585,895 in the three months ended March 31, 2007 compared to $4,053,950 used in investing activities in the three months ended March 31, 2006. The current period amount was primarily the result of investment securities purchases partially offset by the cash and cash equivalents acquired with the Hightstown branch.

Net cash provided by financing activities amounted to $6,842,984 in the three months ended March 31, 2007 compared to $5,652,768 used in financing activities in the three months ended March 31, 2006. The current period amount resulted primarily from an increase in deposits combined with a decrease in borrowings during the three months period ended March 31, 2007.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2007, maturities and prepayments of investment securities totaled $3,213,855. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs, including the April 22, 2007 redemption of the Trust I securities which required a payment of approximately $5,388,786. Management will continue to monitor the Company’s liquidity and maintain it at a level that it deems adequate and not excessive.

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

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2007 and December 31, 2006, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2007 and December 31, 2006.

Market Risk Analysis

March 31, 2007

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$48,403,000	$47,070,000	$44,928,000
Change		($1,334,000)	($3,476,000)
Change as a Percentage of Assets		(0.32%)	(0.82%)

December 31, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$47,670,000	$46,869,000	$44,183,000
Change		($800,000)	$3,487,000)
Change as a Percentage of Assets		(0.20%)	(0.89%)

Item 4.	Controls and Procedures.

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

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2007.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2007	January 31, 2007	-	-	-	165,441
February 1, 2007	February 28, 2007	-	-	-	165,441
March 1, 2007	March 31, 2007	-	-	-	165,441
Total		-	-	-	165,441

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

1ST CONSTITUTION BANCORP

Date: May 10, 2007	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)