Form 10-Q
period 2007-06-30
1ST CONSTITUTION BANCORP
filed 2007-08-13
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No ☒
As of August 8, 2007, there were 3,744,465 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.             Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$9,559,584	$10,336,334

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	20,901	25,478
Total cash and cash equivalents	9,580,485	10,361,812
INVESTMENT SECURITIES:
Available for sale, at fair value	82,047,134	70,421,328
Held to maturity (fair value of $26,041,037 and $19,164,679 in 2007 and 2006, respectively)	26,528,257	19,254,476
Total investment securities	108,575,391	89,675,804

LOANS HELD FOR SALE	8,937,522	13,608,942

LOANS	285,576,595	265,142,313
Less- Allowance for loan losses	(3,310,080)	(3,228,360)

Net loans	282,266,515	261,813,953

PREMISES AND EQUIPMENT, net	2,916,754	3,033,618

ACCRUED INTEREST RECEIVABLE	2,582,561	2,235,671

BANK - OWNED LIFE INSURANCE	9,357,989	9,179,408

OTHER ASSETS	3,982,204	2,668,338

Total assets	$428,199,422	$392,677,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$59,254,332	$64,305,445
Interest bearing	266,696,151	248,418,977
Total deposits	325,950,483	312,724,422
BORROWINGS	43,000,000	17,200,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	23,712,000
ACCRUED INTEREST PAYABLE	1,869,468	1,957,574
ACCRUED EXPENSES AND OTHER LIABILITIES	1,430,128	1,886,980

Total liabilities	390,807,079	357,480,976

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,732,689 shares issued and 3,742,662 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	28,935,469	28,886,105
Retained earnings	10,194,120	7,290,916
Treasury Stock, shares at cost, 10,171 shares and 198 shares at June 30, 2007 and December 31, 2006, respectively	(186,969)	(3,545)
Accumulated other comprehensive (loss)	(1,550,277)	(976,906)

Total shareholders’ equity	37,392,343	35,196,570

Total liabilities and shareholders’ equity	$428,199,422	$392,677,546
See accompanying notes to consolidated financial statements.

1ST Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2007	2006	2007	2006
Loans, including fees	$6,092,841	$5,822,356	$12,260,566	$10,999,172
Securities
Taxable	1,083,967	795,540	2,076,294	1,601,906
Tax-exempt	225,791	147,052	432,359	307,843
Federal funds sold and short-term investments	42,879	24,674	65,423	33,338
Total interest income	7,445,478	6,789,622	14,834,642	12,942,259

INTEREST EXPENSE
Deposits	2,435,381	1,524,009	4,651,466	2,874,339
Securities sold under agreement to repurchase and other borrowed funds	346,073	490,796	632,412	957,133
Redeemable subordinated debentures	349,507	165,708	778,574	267,552
Total interest expense	3,130,961	2,180,513	6,062,452	4,099,024
Net interest income	4,314,517	4,609,109	8,772,190	8,843,235
Provision for loan losses	30,000	170,000	70,000	340,000
Net interest income after provision for loan losses	4,284,517	4,439,109	8,702,190	8,503,235

NON-INTEREST INCOME
Service charges on deposit accounts	175,181	167,042	325,036	353,601
Gain on sale of loans	188,741	174,930	420,518	493,619
Losses on sales of investment securities, net	0	(99,714)	0	(99,714)
Income on bank-owned life insurance	88,233	82,934	178,581	163,534
Other income	196,268	149,517	368,029	293,255
Total non-interest income	648,423	474,709	1,292,164	1,204,295

NON-INTEREST EXPENSE
Salaries and employee benefits	1,637,213	1,712,959	3,450,012	3,397,981
Occupancy expense	406,012	378,143	796,944	697,127
Other operating expenses	779,101	1,017,201	1,596,583	2,103,223
Total non-interest expenses	2,822,326	3,108,303	5,843,539	6,198,331
Income before income taxes	2,110,614	1,805,515	4,150,815	3,509,199
INCOME TAXES	612,909	448,251	1,247,610	897,177
Net income	$1,497,705	$1,357,264	$2,903,205	$2,612,022

NET INCOME PER SHARE
Basic	$0.40	$0.37	$0.78	$0.72
Diluted	$0.39	$0.36	$0.76	$0.69

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	(Loss) Income	Equity

BALANCE, December 31, 2005	$25,589,320	$5,981,803	$(1,008,998)	$(765,258)	$29,796,867

Exercise of stock options, net and
issuance of vested shares under
employee benefit programs	(108,992)		153,948		44,956

FAS 123R share-based compensation	46,085				46,085

Treasury Stock, shares purchased at cost			(35,472)		(35,472)

Adjustment to initially apply FASB
Statement No. 158 (net of tax benefit of $257,160)				(499,194)	(499,194)

Comprehensive Income:
Net Income for the six months
ended June 30, 2006		2,612,022			2,612,022

Unrealized loss on securities
available for sale, net of tax benefit				(756,596)	(756,596)
Total comprehensive Income					1,855,426
BALANCE, June 30, 2006	$25,526,413	$8,593,825	$(890,522)	$(2,021,048)	$31,208,668

BALANCE, December 31, 2006	$28,886,105	$7,290,916	$(3,545)	$(976,906)	$35,196,570
Exercise of stock options, net and
issuance of vested shares under
employee benefit programs	(13,881)		45,093		31,212

FAS 123R share-based compensation	63,245				63,245
Treasury Stock, shares purchased at cost			(228,517)		(228,517)
Comprehensive Income:
Net Income for the six months
ended June 30, 2007		2,903,205			2,903,205

Reduction of retirement plan defined
benefit liability				36,823	36,823

Unrealized loss on securities
available for sale, net of tax benefit				(610,194)	(610,194)
Total comprehensive Income					2,293,011
BALANCE, June 30, 2007	$28,935,469	$10,194,120	$(186,969)	$(1,550,277)	$37,392,343

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$2,903,205	$2,612,022
Adjustments to reconcile net income
to net cash provided by operating activities-

Provision for loan losses	70,000	340,000
Depreciation and amortization	369,719	288,413
Net amortization of premiums on securities	11,907	29,515
Gain on sales of loans held for sale	(420,518)	(493,619)
Loss on sale of securities available for sale	-	99,714
Originations of loans held for sale	(30,603,730)	(26,714,241)
Income on Bank – owned life insurance	(178,581)	(163,534)
Proceeds from sales of loans held for sale	35,695,668	31,014,958
Increase in accrued interest receivable	(346,890)	(757,644)
(Increase) in other assets	(115,036)	(298,599)
(Decrease) increase in accrued interest payable	(88,106)	340,671
(Decrease) increase in accrued expenses and other liabilities	(456,852)	1,062,056
Net cash provided by operating activities	6,840,786	7,359,712
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(15,776,240)	(6,958,616)
Held to maturity	(7,677,917)	-
Proceeds from maturities and prepayments of securities -
Available for sale	3,226,445	7,479,257
Held to maturity	337,517	4,311,655
Proceeds from sales of securities available for sale	-	2,899,385
Net increase in loans	(20,422,562)	(24,514,687)
Capital expenditures	(252,855)	(279,000)
Cash consideration paid to acquire branch	(730,257)	-
Cash and cash equivalents acquired from branch	19,514,239	-
Net cash used in investing activities	(21,781,630)	(17,062,006)

FINANCING ACTIVITIES:
Issuance of common stock, net	31,212	44,956
Purchase of treasury stock	(228,517)	(35,472)
Net increase (decrease) in demand, savings and time deposits	(6,288,178)	(11,884,098)
(Repayments) proceeds from issuance of redeemable
subordinated debentures	(5,155,000)	18,557,000
Net advances (repayments) in other borrowings	25,800,000	(100,000)
Net cash provided by financing activities	14,159,517	6,582,386

Increase (decrease) in cash and cash equivalents	(781,327)	(3,119,908)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	10,361,812	12,137,750
AT END OF PERIOD	$9,580,485	$9,017,842

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$6,150,558	$3,758,353
Income taxes	1,421,600	1,352,372

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2007 (Unaudited)

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

	Three Months Ended June 30, 2007
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$1,497,705	3,734,800	$0.40

Effect of dilutive securities
Options and Grants	-	59,623	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,497,705	3,794,423	$0.39

All options have been included in the computation of diluted earnings per share.

	Three Months Ended June 30, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,357,264	3,650,024	$0.37

Effect of dilutive securities
Options and Grants	-	125,093	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,357,264	3,775,117	$0.36

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2007
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,903,205	3,738,709	$0.78

Effect of dilutive securities
Options and Grants	-	60,422	(0.02)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,903,205	3,799,131	$0.76

All options have been included in the computation of diluted earnings per share.

	Six Months Ended June 30, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,612,022	3,647,062	$0.72

Effect of dilutive securities
Options and Grants	-	125,251	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,612,022	3,772,313	$0.69

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

The Company issued no stock options during the first six months of 2007 or 2006.

Transactions under the Company’s stock option plans during the six months ended June 30, 2007 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	132,851	$10.58
Options Granted	-	-
Options Exercised	(852)	3.30
Options Expired	-	-
Outstanding at June 30, 2007	131,999	$10.58	5.6	$915,406

Exercisable at June 30, 2007	100,583	$8.54	4.6	$901,315

The following table summarized non-vested stock options activity for the six months ended June 30, 2007:

	Number of Shares	Average Grant Date Fair Value
Non-vested stock options at December 31, 2006	42,780	$16.07
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested stock options at June 30, 2007	42,780	$16.07

As of June 30, 2007, there was approximately $271,388 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next three years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the six months ended June 30, 2007 was $12,601.  The amount of cash received from the exercise of options for the six month period ended June 30, 2007 was $2,812.

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

The incremental effect of apply SFAS No. 158 on individual line items in the December 31, 2006 Consolidated Balance Sheet is as follows (in thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred income taxes	$1,905	$257	$2,162
Total Assets	392,421	257	392,678
Other liabilities	1,131	756	1,887
Total liabilities	356,725	756	357,481
Accumulated other comprehensive loss	(478)	(499)	(977)
Total shareholders’ equity	$35,696	$(499)	$35,197

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, as of June 30, 2007, the Company included all of its then-outstanding $18.6 million in trust preferred securities in Tier 1 capital.

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

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application.  Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The application of Issue 06-04 is not expected to have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.”  Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual life-by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist.  Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods.  Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (Statement 159).  Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entities first year that begins after November 15, 2007.  The Company does not expect the adoption of Statement 159 to have a material impact on the consolidated financial statements.

(2)           Acquisition of Unaffiliated Branch

On February 27, 2007, the Company, through the Bank, completed its acquisition of the Hightstown, New Jersey branch of another financial institution for a purchase price of $730,257.

As a result of the acquisition, the Hightstown branch became a branch of the Bank.  Included in the acquisition of the branch were deposit liabilities of $19.5 million, mostly in certificates of deposit, cash of approximately $18.8 million, net of assets acquired, cash on hand of approximately $137,000, fixed and other assets of approximately $91,000 and the assumption of the lease of the branch premises.  The cash received in the transaction was utilized to repay short term borrowings used to purchase investment securities prior to, and in contemplation of, the completion of the acquisition.

In addition, the Bank recorded goodwill of $445,653 and a core deposit intangible asset of $274,604.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust II, and its former subsidiary, 1st Constitution Capital Trust I, the “Bank” refers to 1st Constitution Bank, and the “Trusts” refers to 1st Constitution Capital Trust I and 1st Constitution Capital Trust II, collectively.

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

1st Constitution Capital Trust II, a subsidiary of the Company, and 1st Constitution Capital Trust I, which was formerly a subsidiary of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and June 30, 2006

Summary

The Company realized net income of $1,497,705 for the three months ended June 30, 2007, an increase of 10.3% from the $1,357,264 reported for the three months ended June 30, 2006.  Diluted net income per share was $0.39 for the three months ended June 30, 2007 compared to $0.36 per diluted share for the three months ended June 30, 2006.  All prior year share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

Key performance ratios remained strong for the three months ended June 30, 2007.  Return on average assets and return on average equity were 1.43% and 16.22% for the three months ended June 30, 2007 compared to 1.45% and 17.69%, respectively, for the three months ended June 30, 2006.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that characterized the marketplace in 2006 and has continued through the first half of 2007.  The Federal Reserve Bank’s Open Market Committee raised short-term interest rates four times during 2006, which raised the targeted Federal funds rate to the current 5.25% at June 30, 2007.  These increases in short-term market rates drive up the cost of the Company’s core deposits.  As a result, the Company experienced a 92 basis point increase in the cost of its interest-bearing deposits to 3.93% at June 30, 2007 compared to 3.01% at June 30, 2006.  The Company’s net interest margin experienced a decrease of 54 basis points to 4.64% at June 30, 2007 compared to 5.18% at June 30, 2006.

A second significant factor impacting financial results for the first half of 2007 was the February 27, 2007 closing of a transaction whereby the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19.5 million in new deposits and $18.8 million in cash to the balance sheet in 2007 in addition to having an impact on most components of income/expense on the statement of income for the six months ended June 30, 2007.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2007 was $7,445,478, increasing by 9.7% from the $6,789,622 reported in the three months ended June 30, 2006.  This is primarily attributable to a higher volume of total interest-earning assets when compared to the prior year period.  For the three months ended June 30, 2007, average interest earning assets increased $43,618,780 or 12.4%, to $395,860,393 compared to $352,241,613 for the three months ended June 30, 2006.  For the three months ended June 30, 2007, the average yield on earning assets decreased 16 basis points to 7.65% from 7.81% for the three months ended June 30, 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $3,130,961, an increase of $950,448 from $2,180,513 reported for the three months ended June 30, 2006.  Total average interest bearing liabilities increased by $43,929,636 to $318,230,562 for the three months ended June 30, 2007 from $274,300,926 for the three months ended June 30, 2006.  The average cost of interest bearing liabilities increased 76 basis points to 3.95% for the three months ended June 30, 2007 from 3.19% for the three months ended June 30, 2006, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended June 30, 2007 was $4,314,517, a decrease of 6.4% from the $4,609,109 reported for June 30, 2006.  The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, decreased 85 basis points to 4.48% for the three months ended June 30, 2007 from 5.33% for the three months ended June 30, 2006.  The increased cost of deposits in the competitive New Jersey marketplace combined with a shift in the Company’s deposit mix to higher cost certificates of deposit accounts has been contributed significantly to this margin compression.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $30,000 for the three months ended June 30, 2007 and $170,000 for the three months ended June 30, 2006.  See “Allowance for Loan Losses” on page 23.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2007 was $648,423, an increase of $173,714, or 36.6%, over non-interest income of $474,709 for the three months ended June 30, 2006.

Service charges on deposit accounts represents a significant source of non-interest income.  Service charge revenues increased by $8,139, or 4.9%, to $175,181 for the three months ended June 30, 2007 from the $167,042 for the three months ended June 30, 2006.  This increase was the result of a higher volume of uncollected and overdraft fees collected on deposit accounts during the second quarter of 2007 compared to the same period in 2006.

Gain on sales of loans increased by $13,811, or 7.9%, to $188,741 for the three months ended June 30, 2007 when compared to $174,930 for the three months ended June 30, 2006.  The rising rate environment that existed throughout 2006 and continued into the first half of 2007 has impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $88,233 for the three months ended June 30, 2007 compared to $82,934 for the three months ended June 30, 2006.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $196,268 for the three months ended June 30, 2007, compared to $149,517 for the three months ended June 30, 2006.

The Company recorded net losses on sales of investment securities of $99,714 for the three months ended June 30, 2006.  These transactions were primarily the result of modest portfolio restructurings.  Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expense

Non-interest expenses decreased by $285,977, or 9.2%, to $2,822,326 for the three months ended June 30, 2007 from $3,108,303 for the three months ended June 30, 2006.  The following table presents the major components of non-interest expenses for the three months ended June 30, 2007 and 2006.

Non-interest Expenses
	Three months ended June 30,
	2007	2006
Salaries and employee benefits	$1,637,213	$1,712,959
Occupancy expenses	406,012	378,143
Equipment expense	120,796	116,163
Marketing	22,145	65,100
Computer services	215,898	175,327
Regulatory, professional and other fees	73,320	290,178
Office expense	152,408	105,630
All other expenses	794,534	264,803
Total	$2,822,326	$3,108,303

Salaries and employee benefits, which represent the largest portion of non-interest expenses, decreased by $75,746, or 4.4%, to $1,637,213 for the three months ended June 30, 2007 compared to $1,712,959 for the three months ended June 30, 2006.  The decrease in salaries and employee benefits for the three months ended June 30, 2007 was a result of a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans partially offset by an increase in staffing levels.  Staffing levels overall increased to 97 full-time equivalent employees at June 30, 2007 as compared to 93 full-time equivalent employees at June 30, 2006.  The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4.
Regulatory, professional and other fees decreased by $216,858, or 74.7%, to $73,320 for the three months ended June 30, 2007 compared to $290,178 for the three months ended June 30, 2006.  During 2006, the Company chose to incur additional accounting, legal and consulting fees primarily as a result of the new internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act in anticipation of the Company’s compliance in 2008.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio decreased to 56.9% for the three months ended June 30, 2007, compared to 61.1% for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 and June 30, 2006

Summary

The Company realized net income of $2,903,205 for the six months ended June 30, 2007, an increase of $291,183, or 11.1%, over the $2,612,022 realized for the six months ended June 30, 2006.  Net income per diluted share was $0.76 for the six months ended June 30, 2007 compared to $0.69 per diluted share for the six months ended June 30, 2006.

Key performance ratios remained strong for the six months ended June 30, 2007.  Return on average assets and return on average equity were 1.42% and 16.02%, respectively, for the six months ended June 30, 2007 compared to 1.42% and 17.31%, respectively, for the six months ended June 30, 2006.

Earnings Analysis

Interest Income

For the six months ended June 30, 2007, total interest income was $14,834,642 an increase of $1,892,383 or 14.6%, compared to total interest income of $12,942,259 for the six months ended June 30, 2006.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2007 and 2006.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$2,542,891	$65,423	5.20%	$882,764	$33,338	4.88%
Investment Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	79,834,540	2,076,294	5.20%	67,267,461	1,601,907	4.76%
Obligations of States and Political Subdivisions	22,534,371	639,892	5.68%	16,826,536	455,607	5.42%
Total	102,368,911	2,716,186	5.31%	84,093,997	2,057,514	4.89%

Loan Portfolio:
Construction	128,038,453	5,772,790	9.09%	122,076,525	5,308,225	8.77%
Residential Real Estate	7,657,934	342,816	9.03%	8,373,845	281,883	6.79%
Home Equity	13,978,390	529,513	7.64%	14,349,464	510,640	7.18%
Commercial and commercial real estate	112,177,995	4,341,501	7.80%	95,523,253	3,576,994	7.55%
Installment	1,543,012	64,859	8.48%	2,212,513	92,273	8.41%
All Other Loans	21,698,761	1,209,086	11.24%	22,361,005	1,229,158	11.08%
Total	285,094,545	12,260,565	8.67%	264,896,605	10,999,173	8.37%

Total Interest-Earning Assets	390,006,347	15,042,174	7.78%	349,873,366	13,090,025	7.54%

Allowance for Loan Losses	(3,202,227)			(2,521,830)
Cash and Due From Bank	9,840,214			9,192,148
Other Assets	16,993,628			15,117,762
Total Assets	$413,637,962			$371,661,446

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$83,227,341	$838,662	2.03%	$91,223,484	$680,438	1.50%
Savings Accounts	65,745,828	1,004,462	3.08%	43,010,509	369,525	1.73%
Certificates of Deposit	117,341,127	2,808,342	4.83%	95,281,466	1,824,376	3.86%
Other Borrowed Funds	24,034,530	632,412	5.31%	38,242,265	957,133	5.05%
Trust Preferred Securities	21,093,923	778,574	7.34%	6,591,160	267,552	8.07%
Total Interest-Bearing Liabilities	311,442,749	6,062,452	3.93%	274,348,884	4,099,024	3.01%

Net Interest Spread			3.85%			4.53%

Demand Deposits	60,426,470			61,998,664
Other Liabilities	5,212,864			4,882,757
Total Liabilities	377,082,083			341,230,305
Shareholders' Equity	36,555,879			30,431,141
Total Liabilities and Shareholders' Equity	$413,637,962			$371,661,446

Net Interest Margin		$8,979,722	4.64%		$8,991,001	5.18%

The current year increase in interest income resulted from a higher average balance in the loan portfolio combined with higher average yields earned on the securities and loan portfolios.  Average loans increased $20,197,940, or 7.6%, to $285,094,545 for the six months ended June 30, 2007 from $264,896,605 for the six months ended June 30, 2006, while the yield on the portfolio increased 30 basis points to 8.67% for the six months ended June 30, 2007 from 8.37% for the six months ended June 30, 2006.  The higher loan yield reflected the higher interest rate environment that existed during 2006 and continued through the first half of 2007.

Average securities increased $18,274,914, or 21.7%, from $84,093,997 for the six months ended June 30, 2006 to $102,368,911 for the six months ended June 30, 2007, while the yield on the securities portfolio increased to 5.31% for the six months ended June 30, 2007 from 4.89% for the six months ended June 30, 2006.

Overall, the yield on the Company’s total interest-earning assets increased 24 basis points to 7.78% for the six months ended June 30, 2007 from 7.54% for the six months ended June 30, 2006.

Interest Expense

Total interest expense for the six months ended June 30, 2007 was $6,062,452, an increase of $1,963,428, or 47.9%, compared to $4,099,024 for the six months ended June 30, 2006.  The increase in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at higher market interest rate levels and a change in the mix of interest bearing liabilities, principally the decline in lower rate money market and NOW accounts and an increase in higher rate savings accounts, certificates of deposit and trust preferred securities.  The average rate paid on interest bearing liabilities for the six months ended June 30, 2007 increased 92 basis points to 3.93% from 3.01% for the six months ended June 30, 2006.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2007 was $8,772,190, a decrease of $71,045, or 0.8%, compared to $8,843,235 for the six months ended June 30, 2006.  The net interest margin (on a tax-equivalent basis) was 4.64% for the six months ended June 30, 2007 compared to 5.18% for the six months ended June 30, 2006.  The increased cost of deposits in the competitive New Jersey marketplace combined with a shift in the Company’s deposit mix to higher cost certificates of deposit accounts has contributed significantly to this margin compression.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  As a result of this evaluation process, the Company’s provision for loan losses was $70,000 for the six months ended June 30, 2007 and $340,000 for the six months ended June 30, 2006.  Net charge offs/recoveries amounted to a net recovery of $11,720 for the six months ended June 30, 2007 compared to a net charge off of $8,639 for the six months ended June 30, 2006.  See “Allowance for Loan Losses” on page 23.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2007 was $1,292,164, an increase of $87,869, or 7.3%, from non-interest income of $1,204,295 for the six months ended June 30, 2006.

Gain on sale of loans held for sale represents the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2007 was $420,518 compared to $493,619 for the six months ended June 30, 2006.  The current rising interest rate environment has significantly impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains from these transactions.

Service charges on deposit accounts were $325,036 for the six months ended June 30, 2007 compared to $353,601 for the six months ended June 30, 2006.  Service charge income decreased in 2007 principally due to a lower volume of uncollected and overdraft fees collected on deposit accounts during the first six months of 2007 compared to 2006.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $178,581 for the six months ended June 30, 2007, compared to $163,534 for the six months ended June 30, 2006.  The Company owns $9.4 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Company recorded net losses on sales of investment securities of $99,714 for the six months ended June 30, 2006.  These transactions were primarily the result of modest portfolio restructurings.  Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2007 was $5,843,539, a decrease of $354,792, or 5.7%, compared to non-interest expense of $6,198,331 for the six months ended June 30, 2006.

The following table presents the major components of non-interest expense for the six months ended June 30, 2007 and 2006.

Non-interest Expenses
	Six months ended June 30,
	2007	2006
Salaries and employee benefits	$3,450,012	$3,397,981
Occupancy expense	796,944	697,127
Equipment expense	246,209	237,167
Marketing	47,026	174,198
Computer services	412,974	341,962
Regulatory, professional and other fees	182,106	681,569
Office expense	294,782	207,652
All other expenses	413,486	460,676
	$5,843,539	$6,198,332

Salaries and employee benefits increased $52,031, or 1.5%, to $3,450,012 for the six months ended June 30, 2007 compared to $3,397,981 for the six months ended June 30, 2006.  This increase reflects the increase in staffing levels plus normal employee salary increases.

Regulatory, professional and other fees decreased by $499,463, or 73.2%, to $182,106for the six months ended June 30, 2007 compared to $681,569 for the six months ended June 30, 2006.  During the first six months of 2006, the Company incurred increased consulting fees primarily as a result of preparations for internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act for which the Company must be in compliance at December 31, 2008.

The Company’s efficiency ratio decreased to 58.1% for the six months ended June 30, 2007 compared to a ratio of 61.7% for the six months ended June 30, 2006.

Financial Condition

June 30, 2007 Compared with December 31, 2006

Total consolidated assets at June 30, 2007 totaled $428,199,422, increasing by $35,521,876 from $392,677,546 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.  In connection with such acquisition, the Company recorded $445,653 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet at June 30, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents at June 30, 2007 totaled $9,580,485 compared to $10,361,812 at December 31, 2006.  Cash and cash equivalents at June 30, 2007 consisted of cash and due from banks of $9,559,584 and Federal funds sold/short term investments of $20,901.  The corresponding balances at December 31, 2006 were $10,336,334 and $25,478, respectively.

Investment Securities

The Bank’s investment securities represented 25.4% of total assets at June 30, 2007 and 22.8% at December 31, 2006.  Total investment securities increased $18,899,587, or 21.1%, at June 30, 2007 to $108,575,391 from $89,675,804 at December 31, 2006.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At June 30, 2007, available-for-sale securities amounted to $82,047,134, and increase of $11,625,806 or 16.5%, from December 31, 2006.

At June 30, 2007, the securities available for sale portfolio had net unrealized losses of $1,648,343 compared to net unrealized losses of $719,367 at December 31, 2006.  These unrealized losses are reflected net of tax in shareholders’ equity as a component of other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions.  At June 30, 2007, securities held to maturity were $26,528,257, an increase of $7,273,781, or 37.8% from $19,254,476 at December 31, 2006.  The fair value of the held-to-maturity portfolio at June 30, 2007, was $26,041,037, resulting in a net unrealized loss of $487,219.

During the six months ended June 30, 2007, the Bank purchased securities in the amounts of $15,776,240 and $7,677,917 for the available for sale and held to maturity portfolios, respectively.  These purchases were funded primarily by the cash received in the Hightstown branch acquisition completed in February 2007.

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

The following table sets forth the classification of loans by major category at June 30, 2007 and December 31, 2006.

Loan Portfolio Composition	June 30, 2007		December 31, 2006
Component	Amount	% of total	Amount	% of total
Construction loans	$130,623,738	46%	$125,268,871	47%
Residential real estate loans	9,155,735	4%	7,670,370	3%
Commercial and commercial real estate	129,611,101	45%	114,897,040	44%
Loans to individuals	15,598,979	5%	16,728,025	6%
Deferred loan fees	409,494	0%	404,074	0%
All other loans	177,548	0%	173,933	0%
	$285,576,595	100%	$265,142,313	100.0%

The loan portfolio increased $20,434,282, or 7.7%, at June 30, 2007 to $285,576,595 from $265,142,313 at December 31, 2006.  The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Non-performing loans decreased by $699,453 to $3,493,756 at June 30, 2007 from $4,193,209 at December 31, 2006.  The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process.  The balance of the non-performing loans are centered in commercial loans for which litigation has commenced.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated.  As the table demonstrates, non-performing loans to total loans decreased to 1.23% at June 30, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be strong.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $679,453 to $3,513,756 at June 30, 2007 from $4,193,209 at December 31, 2006.  Non-performing assets represented 0.82% of total assets at June 30, 2007 and 1.07% at December 31, 2006.  Non-performing loans as a percentage of total loans were 1.23% at June 30, 2007, compared to 1.58% at December 31, 2006.

The Bank had no loans classified as restructured loans at June 30, 2007 or December 31, 2006.

At June 30, 2007 and December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest.

Non-Performing Assets and Loans	June 30	December 31
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	3,493,756	4,193,209
Total non-performing loans	3,493,756	4,193,209
Other real estate owned	0	0
Total non-performing assets	$3,493,756	$4,193,209

Non-performing loans to total loans	1.23%	1.58%
Non-performing assets to total assets	0.82%	1.07%

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

It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At June 30, 2007, management believed that the allowance for loan losses and non-performing loans was adequate.

The allowance for loan losses amounted to $3,310,080 at June 30, 2007, an increase of $81,720 from December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.12% at June 30, 2007 and 1.16% at December 31, 2006, respectively.  Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	June 30, 2007	December 31, 2006	June 30, 2006
Balance, beginning of period	$3,228,360	$2,361,375	$2,361,375
Provision charged to operating expenses	70,000	893,500	340,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(65,891)	(11,154)	(11,154)
Loans to individuals	(1,614)	(18,314)	(285)
Lease financing	(478)	-	-
All other loans	-	-	-
	(67,983)	(29,468)	(11,439)
Recoveries:
Construction loans	75,000	-	-
Residential real estate loans			-
Commercial and commercial real estate	-	153	-
Loans to individuals	4,703	2,800	2,800
Lease financing	-	-	-
All other loans	-	-	-
	79,703	2,953	2,800

Net (charge offs) / recoveries	11,720	(26,515)	(8,639)
Balance, end of period	$3,310,080	$3,228,360	$2,692,736

Loans:
At period end	$294,514,117	$278,751,255	$277,471,033
Average during the period	285,094,544	271,740,647	264,896,605
Net charge offs to average loans outstanding	0.00%	(0.01%)	0.00%
Allowance for loan losses to:
Total loans at period end	1.12%	1.16%	0.97%
Non-performing loans	94.74%	76.99%	325.25%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $13,226,061, or 4.2%, to $325,950,483 at June 30, 2007 from $312,724,422 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.

Borrowings

Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of other borrowings at June 30, 2007 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $27,500,000.  The balance of borrowings at December 31, 2006 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000.  FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2007 totaled $37,392,343, an increase of $2,195,773, or 6.2%, from $35,196,570 at December 31, 2006.  Book value per common share rose to $10.02 at June 30, 2007 from $9.40 at December 31, 2006.  The ratio of shareholders’ equity to total assets was 8.73% at June 30, 2007 and 8.96% at December 31, 2006.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $2,903,205 partially offset by the increase in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  A table disclosing repurchases of Company shares made during the quarter ended June 30, 2007 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007 -
Company
Total Capital to Risk Weighted Assets	$59,514,548	17.60%	$27,048,560	> 8%	$33810,700	N/A
Tier 1 Capital to Risk Weighted Assets	51,172,360	15.13%	13,524,280	> 4%	20,286,420	N/A
Tier 1 Capital to Average Assets	51,172,360	12.19%	16,788,365	> 4%	20,985,457	N/A
Bank
Total Capital to Risk Weighted Assets	$56,921,903	16.84%	$27,048,560	> 8%	$33,810,700	>10%
Tier 1 Capital to Risk Weighted Assets	53,611,833	15.86%	13,524,280	> 4%	20,286,420	> 6%
Tier 1 Capital to Average Assets	53,611,823	12.80%	16,749,000	> 4%	20,936,250	> 5%

As of December 31, 2006 -
Company
Total Capital to Risk Weighted Assets	$62,614,642	20.23%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,720,050	15.42%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,720,050	12.18%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,871,072	17.38%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,542,712	16.34%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,542,712	12.87%	15,710,320	>4%	19,637,900	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2007, the ratios of the Company exceeded the ratios required to be considered well capitalized.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At June 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity.  At June 30, 2007, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $16,176,500 plus a One-Month Overnight Repricing Line of Credit of $10,176,500.  Effective August 1, 2007, these lines were renewed by FHLB at the amount of $28,883,000 for the Overnight Line of Credit and the One-Month Overnight Repricing Line of Credit.  Advances issued under these programs are subject to FHLB stock level and collateral requirements.  Pricing of these advances may fluctuate based on existing market conditions.  The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2007, the balance of cash and cash equivalents was $9,580,485.

Net cash provided by operating activities totaled $6,840,786 in the six months ended June 30, 2007 compared to $7,359,712 in the six months ended June 30, 2006.  The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $21,781,630 in the six months ended June 30, 2007 compared to $17,062,006 used in investing activities in the six months ended June 30, 2006.  The current period amount was primarily the result of investment securities purchases partially offset by the cash and cash equivalents acquired with the Hightstown branch.

Net cash provided by financing activities amounted to $14,159,517 in the six months ended June 30, 2007 compared to $6,582,386 provided by financing activities in the six months ended June 30, 2006.  The current period amount resulted primarily from an increase in borrowings combined with a decrease in demand, savings and time deposits plus the repayment of redeemable subordinated debentures during the six months period ended June 30, 2007.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  During the six months ended June 30, 2007, maturities and prepayments of investment securities totaled $3,563,962.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.  Management will continue to monitor the Company’s liquidity and maintain it at a level that it deems adequate and not excessive.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At June 30, 2007 and December 31, 2006, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at June 30, 2007 and December 31, 2006.

Market Risk Analysis

June 30, 2007
Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$49,748,000	$50,615,000	$44,189,000
Change		$867,000	$(5,559,000)
Change as a Percentage of Assets		0.20%	(1.30%)

December 31, 2006
Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$47,670,000	$46,869,000	$44,183,000
Change		$(800,000)	$(3,487,000)
Change as a Percentage of Assets		(0.20%)	(0.89%)

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

PART II.   OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date.  The Company undertook these repurchase programs in an effort to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2007.

Issuer Purchases of Equity Securities (1)
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2007	April 30, 2007	12,000	$18.40	12,000	153,441
May 1, 2007	May 30, 2007	225	$18.18	225	153,216
June 1, 2007	June 30, 2007	200	$18.13	200	153,016
Total		12,425	$18.39	12,425	153,016
_________________
(1)
The Company’s common stock repurchase program covers a maximum of 175,271 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 6% stock dividend declared December 31, 2006 and paid on January 31, 2007.

Item 4.	Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 24, 2007.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 3,195,726 shares of common stock of a total number of 3,742,860 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Frank E. Walsh III and William M. Rue were re-elected as a Class III directors of the Company, with 3,190,664 shares votes cast for and 5,062 shares withheld.  Directors whose term of office continued following the meeting were Charles S. Crow, III, Robert F. Mangano, and David C. Reed.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2007.  The proposal was approved by the shareholders, with 3,187,463 shares voting in favor of the proposal and 8,263 shares voting against the proposal.  There were 547,134 abstentions and broker non-votes.

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

1ST CONSTITUTION BANCORP

Date: August 13, 2007	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)