Form 10-Q
period 2007-09-30
1ST CONSTITUTION BANCORP
filed 2007-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 12, 2007, there were 3,744,439 shares of the registrant’s common stock, no par value, outstanding.

	1ST CONSTITUTION BANCORP

	FORM 10-Q

	INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets
	as of September 30, 2007 (unaudited)
	and December 31, 2006	1

	Consolidated Statements of Income
	for the Three Months and Nine Months Ended
	September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity
	for the Nine Months Ended
	September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows
	for the Nine Months Ended
	September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I.   FINANCIAL INFORMATION

Item 1.            Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
CASH AND DUE FROM BANKS	$8,743,801	$10,336,334

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	818,988	25,478

Total cash and cash equivalents	9,562,789	10,361,812

INVESTMENT SECURITIES:
Available for sale, at fair value	79,815,933	70,421,328
Held to maturity (fair value of $25,825,988 and $19,164,679 in 2007 and 2006, respectively)	26,111,786	19,254,476

Total investment securities	105,927,719	89,675,804

LOANS HELD FOR SALE	12,701,546	13,608,942

LOANS	287,132,871	265,142,313
Less- Allowance for loan losses	(3,318,080)	(3,228,360)

Net loans	283,814,791	261,913,953

PREMISES AND EQUIPMENT, net	2,912,316	3,033,618

ACCRUED INTEREST RECEIVABLE	2,649,942	2,235,671

BANK - OWNED LIFE INSURANCE	9,453,435	9,179,408

OTHER ASSETS	3,119,576	2,668,338

Total assets	$430,142,114	$392,677,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$57,674,845	$64,305,445
Interest bearing	275,270,212	248,418,977

Total deposits	332,945,057	312,724,422

BORROWINGS	33,300,000	17,200,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	23,712,000
ACCRUED INTEREST PAYABLE	2,135,717	1,957,574
ACCRUED EXPENSES AND OTHER LIABILITIES	3,483,730	1,886,980

Total liabilities	390,421,504	357,480,976

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,745,162 and 3,742,860 shares issued and 3,744,439 and 3,742,662 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	28,968,434	28,886,105
Retained earnings	11,709,456	7,290,916
Treasury Stock, shares at cost, 723 shares and 198 shares at September 30, 2007 and December 31, 2006, respectively	(12,108)	(3,545)
Accumulated other comprehensive loss	(945,172)	(976,906)

Total shareholders’ equity	39,720,610	35,196,570

Total liabilities and shareholders’ equity	$430,142,114	$392,677,546
See accompanying notes to consolidated financial statements.

1ST Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2007	2006	2007	2006
Loans, including fees	$6,493,304	$6,082,710	$18,753,870	$17,081,882
Securities
Taxable	1,098,844	916,025	3,175,138	2,517,931
Tax-exempt	225,503	146,864	657,862	454,707
Federal funds sold and short-term investments	8,087	17,674	73,510	51,012
Total interest income	7,825,738	7,163,273	22,660,380	20,105,532

INTEREST EXPENSE
Deposits	2,486,055	1,804,271	7,137,521	4,678,610
Securities sold under agreement to repurchase and other borrowed funds	498,681	414,918	1,131,093	1,372,051
Redeemable subordinated debentures	322,460	434,564	1,101,034	702,116
Total interest expense	3,307,196	2,653,753	9,369,648	6,752,777
Net interest income	4,518,542	4,509,520	13,290,732	13,352,755
Provision for loan losses	30,000	100,000	100,000	440,000
Net interest income after provision for loan losses	4,488,542	4,409,520	13,190,732	12,912,755

NON-INTEREST INCOME
Service charges on deposit accounts	168,578	152,737	493,614	506,338
Gain on sale of loans	183,750	337,614	604,268	831,233
Losses on sales of investment securities, net	-	-	-	(99,714)
Income on bank-owned life insurance	95,446	108,138	274,027	271,672
Other income	197,932	159,196	565,961	452,451
Total non-interest income	645,706	757,685	1,937,870	1,961,980

NON-INTEREST EXPENSE
Salaries and employee benefits	1,760,120	1,697,756	5,210,132	5,095,737
Occupancy expense	429,330	410,304	1,226,274	1,107,431
Other operating expenses	768,910	1,035,612	2,365,493	3,138,835
Total non-interest expenses	2,958,360	3,143,672	8,801,899	9,342,003
Income before income taxes	2,175,888	2,023,533	6,326,703	5,532,732
INCOME TAXES	660,552	644,417	1,908,162	1,541,594
Net income	$1,515,336	$1,379,116	$4,418,541	$3,991,138

NET INCOME PER SHARE
Basic	$0.40	$0.38	$1.18	$1.09
Diluted	$0.40	$0.36	$1.17	$1.06

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2007 and 2006 (unaudited)
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, December 31, 2005	$25,589,320	$5,981,803	$(1,008,998)	$(765,258)	$29,796,867

Exercise of stock options, net and issuance of vested shares under employee benefit programs	(811,566)		1,295,041		483,475
FAS 123R share-based compensation	69,638				69,638

Treasury Stock, shares purchased at cost			(292,741)		(292,741)

Adjustment to initially apply FASB Statement No. 158 (net of tax benefit of $257,160)				(499,194)	(499,194)

Comprehensive Income:
Net Income for the six months ended September 30, 2006		3,991,138			3,991,138

Unrealized loss on securities available for sale, net of tax benefit				(119,235)	(119,235)

Total comprehensive Income					4,110,373

BALANCE, September 30, 2006	$24,847,392	$9,972,941	$(6,698)	$(1,145,217)	$33,668,418

BALANCE, December 31, 2006	$28,886,105	$7,290,915	$(3,545)	$(976,906)	$35,196,569

Exercise of stock options, net and issuance of vested shares under employee benefit programs	3,170		232,060		235,230

FAS 123R share-based compensation	79,159				79,159

Treasury Stock, shares purchased at cost			(240,623)		(240,623)

Comprehensive Income: Net Income for the nine months ended September 30, 2007		4,418,541			4,418,541

Reduction of retirement plan defined benefit liability				55,234	55,234

Unrealized loss on securities available for sale, net of tax benefit				(23,500)	(23,500)

Total comprehensive Income					4,395,041

BALANCE, September 30, 2007	$28,968,434	$11,709,456	$(12,108)	$(945,172)	$39,720,610

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$4,418,541	$3,991,138
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	100,000	440,000
Depreciation and amortization	552,770	453,287
Net amortization of premiums on securities	14,227	38,439
Gains on sales of loans held for sale	(604,268)	(831,233)
Losses on sale of securities available for sale	-	99,714
Originations of loans held for sale	(53,206,385)	(43,500,402)
Income on Bank – owned life insurance	(274,027)	(271,672)
Proceeds from sales of loans held for sale	54,718,049	47,956,284
Share based compensation expense	358,359	512,795
Increase in accrued interest receivable	(414,271)	(1,056,289)
Decrease in other assets	71,530	187,791
Increase (decrease) in accrued interest payable	178,143	(258,391)
Increase in accrued expenses and other liabilities	1,596,750	862,287

Net cash provided by operating activities	7,509,418	8,623,748

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(15,776,240)	(15,008,866)
Held to maturity	(7,677,917)	-
Proceeds from maturities and prepayments of securities -
Available for sale	6,353,098	9,795,108
Held to maturity	794,939	4,365,365
Proceeds from sales of securities available for sale	-	2,899,385
Net increase in loans	(22,000,838)	(25,341,912)
Capital expenditures	(431,468)	(749,360)
Cash consideration paid to acquire branch	(730,257)	-
Cash and cash equivalents acquired from branch	19,514,239	-
Net cash used in investing activities	(19,954,444)	(24,040,280)

FINANCING ACTIVITIES:
Issuance of common stock, net	235,230	483,475
Purchase of treasury stock	(240,623)	(292,741)
Net increase (decrease) in demand, savings and time deposits	706,396	(3,677,497)
(Repayments) proceeds from issuance of redeemable
subordinated debentures	(5,155,000)	18,557,000
Net advances (repayments) in other borrowings	16,100,000	(1,200,000)

Net cash provided by financing activities	11,646,003	13,870,237

Decrease in cash and cash equivalents	(799,023)	(1,546,295)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	10,361,812	12,137,750

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$9,562,789	$10,591,455

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$9,191,505	$6,254,814
Income taxes	1,821,600	2,563,872

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 (Unaudited)

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

	Three Months Ended September 30, 2007
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,515,336	3,744,279	$0.40

Effect of dilutive securities
Options and Grants	-	47,340	-

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,515,336	3,791,619	$0.40

All options have been included in the computation of diluted earnings per share.

	Three Months Ended September 30, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,379,116	3,869,025	$0.35

Effect of dilutive securities
Options and Grants	-	132,599	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,379,116	4,001,624	$0.34

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2007
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$4,418,541	3,740,586	$1.18

Effect of dilutive securities
Options and Grants	-	51,392	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$4,418,541	3,791,978	$1.17

All options have been included in the computation of diluted earnings per share.

	Nine Months Ended September 30, 2006
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$3,991,138	3,657,594	$1.09

Effect of dilutive securities
Options and Grants	-	122,937	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$3,991,138	3,780,531	$1.06

All options have been included in the computation of diluted earnings per share.

Share-based Compensation

Share-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach.  The Company establishes fair value for its equity awards to determine its cost and recognized the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.  Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 124, Accounting for Stock-Based Compensation, as adopted prospectively on January 1, 2003 and in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issuedto Employees.

The Company’s Stock Plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black-Scholes option valuation model.

Stock-based compensation expense related to stock options was $26,386 and $23,213 for the three months ended September 30, 2007 and 2006, respectively and $79,159 and $69,638 for the nine months ended September 30, 2007 and 2006, respectively.

Transactions under the Company’s stock option plans during the nine months ended September 30, 2007 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	132,851	$10.58
Options Granted	5,600	16.00
Options Exercised	(852)	3.30
Options Forfeited	-	-
Options Expired	-	-
Outstanding at September 30, 2007	137,599	$10.85	5.8	$915,406

Exercisable at September 30, 2007	101,703	$8.62	4.7	$901,315

The Company granted a total of 5,600 stock options during the nine month period ended September 30, 2007.  The total intrinsic value (market value on the date of exercise less grant price) of options exercised during the nine month period ended September 30, 2007 was $12,601.

Cash received from option exercises under the plans for the nine month period ended September 30, 2007 was $2,812.  The impact of these cash receipts included in financing activities in the accompanying consolidated statements of cash flows.

The following table summarized non-vested stock options activity for the nine months ended September 30, 2007:

	Number of Shares	Average Grant Date Fair Value
Non-vested stock options at January 1, 2007	42,780	$16.07
Options Granted	5,600	16.00
Options Vested	(1,120)	16.00
Options Forfeited	-	-
Non-vested stock options at September 30, 2007	47,260	$16.07

As of September 30, 2007, there was approximately $148,581 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

Significant assumptions used to calculate the fair value of the options granted for the nine month period ended September 30, 2007 are as follows:

Fair value of options granted	$7.08
Risk-free rate of return	4.53%
Expected option life in years	7
Expected volatility	26.60%
Expected dividends (1)	-

(1) To date, the Company has not paid cash dividends on its common stock.

During the nine month period ended September 30, 2007, 11,973 shares of common stock granted as stock awards vested.  These vested shares were valued at an aggregate amount of $204,020 at the time of grants.  The value of these shares is based upon the closing price of the common stock on the date of grant.  The shares vest over a four year service period with compensation expense recognized on a straight-line respectively.  During the nine month period ended September 30, 2007, stock grant awards were issued for a total of 11,600 shares valued at $185,600 in the aggregate.

Stock based compensation expense related to stock grants was $98,400 and $119,139 for the three months ended September 30, 2007 and 2006, respectively and $279,200 and $443,157 for the nine months ended September 30, 2007 and 2006, respectively.

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

The incremental effect of applying SFAS No. 158 on individual line items in the December 31, 2006 Consolidated Balance Sheet is as follows (in thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred income taxes	$1,905	$257	$2,162
Total Assets	392,421	257	392,678
Other liabilities	1,131	756	1,887
Total liabilities	356,725	756	357,481
Accumulated other comprehensive loss	(478)	(499)	(977)
Total shareholders’ equity	$35,696	$(499)	$35,197

For the nine month period ended September 30, 2007, the Company recognized $55,234 as a net periodic benefit cost reducing the retirement plan’s defined benefit liability.  The balance of $431,685 remains a component of accumulated other comprehensive income representing the unamortized net transition obligation at September 30, 2007.

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

Regulatory Requirements

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, as of September 30, 2007, the Company included all of its then-outstanding $18.0 million in trust preferred securities in Tier 1 capital.

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

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  The provisions of Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application.  Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company is currently evaluating the impact of the adoption of Issue 06-04-will have on its consolidated financial statements.

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

In addition, the Bank recorded goodwill of $445,653 and a deposit intangible asset of $274,604.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006

Summary

The Company realized net income of $1,515,336 for the three months ended September 30, 2007, an increase of 9.9% from the $1,379,116 reported for the three months ended September 30, 2007.  Diluted net income per share was $0.40 for the three months ended September 30, 2007 compared to $0.36 per diluted share for the three months ended September 30, 2006.  All prior year share information has been restated for the effect of a 6% stock dividend declared on December 21, 2006 and paid on January 31, 2007 to shareholders of record on January 23, 2007.

Key performance ratios remained strong for the three months ended September 30, 2007.  Return on average assets and return on average equity were 1.39% and 15.67% for the three months ended September 30, 2007 compared to 1.41% and 16.77%, respectively, for the three months ended September 30, 2006.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that characterized the marketplace in 2006 and has continued through the first nine months of 2007.  The Federal Reserve Bank’s Open Market Committee (“FOMC”)raised short-term interest rates four times during 2006, which raised the targeted Federal funds rate to 5.25%, the level that continued through mid-September 2007.  In response to reduced inflation pressures and a level of instability in financial markets, the FOMC reduced the Federal funds rate 50 basis points to 4.75% on September 18, 2007.  Prior to this rate cut, the increases in short-term market rates drove up the cost of the Company’s deposits.  As a result, the Company experienced a 34 basis point increase in the cost of its interest-bearing deposits to 4.02% for the three months ended September 30, 2007 compared to 3.68% for the three months ended September 30, 2006.  In addition, the yield on the Company’s interest-earning assets decreased 6 basis points to 7.77% for the three months ended September 30, 2007 compared to 7.83% for the three months ended September 30, 2006.  The Company’s net interest margin experienced a decrease of 43 basis points to 4.51% for the three months ended September 30, 2007 compared to 4.94% for the three months ended September 30, 2006.

A second significant factor impacting financial results for the first nine months of 2007 was the February 27, 2007 closing of a transaction whereby the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19.5 million in new deposits and $18.8 million in cash to the balance sheet in 2007 in addition to having an impact on most components of income/expense on the statement of income for the nine months ended September 30, 2007.

Earnings Analysis

Interest Income

Interest income for the three months ended September 30, 2007 was $7,825,738, increasing by 9.2% from the $7,163,273 reported in the three months ended September 30, 2006.  This is primarily attributable to a higher volume of total interest-earning assets when compared to the prior year period.  For the three months ended September 30, 2007, average interest earning assets increased $40,378,192 or 11.0%, to $407,061,783 compared to $366,683,591 for the three months ended September 30, 2006.  For the three months ended September 30, 2007, the average yield on earning assets decreased 10 basis points to 7.73% from 7.83% for the three months ended September 30, 2006.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $3,307,196, an increase of $653,443 from $2,653,753 reported for the three months ended September 30, 2006.  Total average interest bearing liabilities increased by $39,332,097 to $326,796,485 for the three months ended September 30, 2007 from $287,464,388 for the three months ended September 30, 2006.  The average cost of interest bearing liabilities increased 34 basis points to 4.02% for the three months ended September 30, 2007 from 3.68% for the three months ended September 30, 2006, primarily as a result of an increase in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended September 30, 2007 was $4,518,542, increasing from the $4,509,520 reported for September 30, 2006.  The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, decreased 43 basis points to 4.51% for the three months ended September 30, 2007 from 4.94% for the three months ended September 30, 2006.  The increased cost of deposits in the competitive New Jersey marketplace combined with a shift in the Company’s deposit mix to higher cost certificates of deposit accounts has been contributed significantly to this margin compression.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $30,000 for the three months ended September 30, 2007 and $100,000 for the three months ended September 30, 2006.  See “Allowance for Loan Losses” on page 22.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2007 was $645,706, a decrease of $111,979, or 14.8%, over non-interest income of $757,685 for the three months ended September 30, 2006.

Service charges on deposit accounts represents a significant source of non-interest income.  Service charge revenues increased by $15,841, or 10.4%, to $168,578 for the three months ended September 30, 2007 from the $152,737 for the three months ended September 30, 2006.  This increase was the result of a higher volume of uncollected and overdraft fees collected on deposit accounts during the third quarter of 2007 compared to the same period in 2006.

Gain on sales of loans decreased by $153,864, or 45.6%, to $183,750 for the three months ended September 30, 2007 when compared to $337,614 for the three months ended September 30, 2006.  The rising rate environment that existed throughout 2006 and continued into the first nine months of 2007 has impacted the volume of sales transactions in the SBA loan secondary market and resultant gains resulting from these sales transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $95,446 for the three months ended September 30, 2007 compared to $108,138 for the three months ended September 30, 2006.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $197,932 for the three months ended September 30, 2007, compared to $159,196 for the three months ended September 30, 2006.

Non-Interest Expense

Non-interest expenses decreased by $185,312, or 5.9%, to $2,958,360 for the three months ended September 30, 2007 from $3,143,672 for the three months ended September 30, 2006.  The following table presents the major components of non-interest expenses for the three months ended September 30, 2007 and 2006.

Non-interest Expenses
	Three months ended September 30,
	2007	2006
Salaries and employee benefits	$1,760,120	$1,697,756
Occupancy expenses	429,329	410,303
Equipment expense	109,336	133,116
Marketing	27,141	103,152
Computer services	213,763	199,035
Regulatory, professional and other fees	112,286	179,313
Office expense	142,749	127,151
All other expenses	163,636	293,846
	$2,958,360	$3,143,672
Total

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $62,364, or 3.7%, to $1,760,120 for the three months ended September 30, 2007 compared to $1,697,756 for the three months ended September 30, 2006.  The increase in salaries and employee benefits for the three months ended September 30, 2007 was a result of an increase in staffing levels partially offset by a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans.  Staffing levels overall increased to 104 full-time equivalent employees at September 30, 2007 as compared to 90 full-time equivalent employees at September 30, 2006.  The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4.

Marketing expense decreased by $76,011, or 73.7% to $27,141 for the three months ended September 30, 2007 compared to $103,152 for the three months ended September 30, 2006 as the Company ran fewer broadcast media promotions during 2007.

Regulatory, professional and other fees decreased by $67,027, or 37.4%, to $112,286 for the three months ended September 30, 2007 compared to $179,313 for the three months ended September 30, 2006.  During 2006, the Company chose to incur additional accounting and consulting fees primarily as a result of the new internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio decreased to 57.3% for the three months ended September 30, 2007, compared to 59.7% for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and September 30, 2006

Summary

The Company’s net income of $4,418,541 for the nine months ended September 30, 2007 was an increase of $427,403, or 10.7%, over the $3,991,138 realized for the nine months ended September 30, 2006.  Net income per diluted share was $1.17 for the nine months ended September 30, 2007 compared to $1.06 per diluted share for the nine months ended September 30, 2006.

Key performance ratios remained strong for the nine months ended September 30, 2007.  Return on average assets and return on average equity were 1.41% and 15.89%, respectively, for the nine months ended September 30, 2007 compared to 1.41% and 17.12%, respectively, for the nine months ended September 30, 2006.

Earnings Analysis

Interest Income

For the nine months ended September 30, 2007, total interest income was $22,660,380 an increase of $2,554,848 or 12.7%, compared to total interest income of $20,105,532 for the nine months ended September 30, 2006.  The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the nine month periods ended September 30, 2007 and 2006.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,896,548	$73,510	5.25%	$1,068,837	$51,012	5.06%
Investment Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	81,190,767	3,175,138	5.21%	69,009,766	2,517,931	4.86%
Obligations of States and Political Subdivisions	22,953,730	973,635	5.66%	16,333,764	672,967	5.49%
Total	104,144,497	4,148,773	5.31%	85,343,530	3,190,898	4.99%

Loan Portfolio:
Construction	128,836,323	8,714,805	9.04%	124,614,448	8,258,050	8.86%
Residential Real Estate	8,457,815	499,148	7.89%	8,188,539	399,850	6.53%
Home Equity	14,023,750	800,678	7.63%	14,533,020	795,288	7.32%
Commercial and commercial real estate	115,293,035	6,734,658	7.81%	97,374,080	5,566,749	7.64%
Installment	1,551,403	98,140	8.46%	2,118,903	132,503	8.36%
All Other Loans	21,540,462	1,906,441	11.83%	22,291,928	1,929,442	11.57%
Total	289,702,788	18,753,870	8.66%	269,120,918	17,081,882	8.49%

Total Interest-Earning Assets	395,743,833	22,976,153	7.76%	355,533,285	20,323,792	7.64%

Allowance for Loan Losses	(3,248,097)			(2,601,862)
Cash and Due From Bank	9,912,262			9,263,733
Other Assets	17,362,502			15,293,336
Total Assets	$419,770,500			$377,488,492

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$82,618,465	$1,268,455	2.05%	$88,155,978	$1,056,968	1.60%
Savings Accounts	64,739,735	1,512,053	3.12%	43,633,633	650,056	1.99%
Certificates of Deposit	120,391,470	4,357,470	4.84%	99,022,498	2,986,653	4.03%
Other Borrowed Funds	28,815,385	1,131,093	5.25%	35,827,070	1,372,051	5.12%
Trust Preferred Securities	20,051,282	1,101,034	7.34%	12,120,879	702,116	7.74%
Total Interest-Bearing Liabilities	316,616,337	9,369,647	3.96%	278,760,058	6,767,844	3.25%

Net Interest Spread			3.81%			4.40%

Demand Deposits	60,993,033			62,524,715
Other Liabilities	4,994,721			5,037,807
Total Liabilities	382,604,091			346,322,580
Shareholders' Equity	37,166,409			31,165,912
Total Liabilities and Shareholders' Equity	$419,770,500			$377,488,492

Net Interest Margin		$13,606,506	4.60%		$13,555,948	5.10%

The current year increase in interest income resulted from a higher average balance in the loan portfolio combined with higher average yields earned on the securities and loan portfolios.  Average loans increased $20,581,870, or 7.6%, to $289,702,788 for the nine months ended September 30, 2007 from $269,120,918 for the nine months ended September 30, 2006, while the yield on the portfolio increased 17 basis points to 8.66% for the nine months ended September 30, 2007 from 8.49% for the nine months ended September 30, 2006.  The higher loan yield reflected the higher interest rate environment that existed during 2006 and continued through the first half of 2007.

Average securities increased $18,800,967, or 22.0%, from $85,343,530 for the nine months ended September 30, 2006 to $104,144,497 for the nine months ended September 30, 2007, while the yield on the securities portfolio increased to 5.31% for the nine months ended September 30, 2007 from 4.99% for the nine months ended September 30, 2006.

Overall, the yield on the Company’s total interest-earning assets increased 12 basis points to 7.76% for the nine months ended September 30, 2007 from 7.64% for the nine months ended September 30, 2006.

Interest Expense

Total interest expense for the nine months ended September 30, 2007 was $9,369,647, an increase of $2,601,803, or 38.4%, compared to $6,752,777 for the nine months ended September 30, 2006.  The increase in interest expense for the current period resulted primarily from the impact of higher levels of interest-bearing liabilities priced at higher market interest rate levels and a change in the mix of interest bearing liabilities, principally the decline in lower rate money market and NOW accounts and an increase in higher rate savings accounts, certificates of deposit and trust preferred securities.  The average rate paid on interest bearing liabilities for the nine months ended September 30, 2007 increased 71 basis points to 3.96% from 3.25% for the nine months ended September 30, 2006.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2007 was $13,290,732, a decrease of $62,023, or 0.5%, compared to $13,352,755 for the nine months ended September 30, 2006.  The net interest margin (on a tax-equivalent basis) was 4.60% for the nine months ended September 30, 2007 compared to 5.10% for the nine months ended September 30, 2006.  The increased cost of deposits in the competitive New Jersey marketplace combined with a shift in the Company’s deposit mix to higher cost certificates of deposit accounts has contributed significantly to this margin compression.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  As a result of this evaluation process, the Company’s provision for loan losses was $100,000 for the nine months ended September 30, 2007 and $440,000 for the nine months ended September 30, 2006.  Net charge offs/recoveries amounted to a net charge off of $10,280 for the nine months ended September 30, 2007 compared to a net charge off of $26,515 for the nine months ended September 30, 2006.  See “Allowance for Loan Losses” on page 22.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2007 was $1,937,870, a decrease of $24,110, or 1.2%, from non-interest income of $1,961,980 for the nine months ended September 30, 2006.

Gains on sales of loans held for sale represents the largest single source on non-interest income. Gains on sales of loans held for sale for the nine months ended September 30, 2007 was $604,268 compared to $831,233 for the nine months ended September 30, 2006.  The rising interest rate environment that existing throughout 2006 and continued into the first nine months of 2007 has impacted the volume of sales transactions in the SBA loan secondary market and resultant gains from these sales transactions.

Service charges on deposit accounts were $493,614 for the nine months ended September 30, 2007 compared to $506,338 for the nine months ended September 30, 2006.  Service charge income decreased in 2007 principally due to a lower volume of uncollected and overdraft fees collected on deposit accounts during the first nine months of 2007 compared to 2006.

Income from Bank Owned Life Insurance (“BOLI”) amounted to $274,027 for the nine months ended September 30, 2007, compared to $271,672 for the nine months ended September 30, 2006.  The Company owns $9.5 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Company recorded net losses on sales of investment securities of $99,714 for the nine months ended September 30, 2006.  These transactions were primarily the result of modest portfolio restructurings.  Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2007 was $8,801,899, a decrease of $540,104, or 5.8%, compared to non-interest expense of $9,342,003 for the nine months ended September 30, 2006.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2007 and 2006.

Non-interest Expenses
	Nine months ended September 30,
	2007	2006
Salaries and employee benefits	$5,210,132	$5,095,737
Occupancy expense	1,226,274	1,107,431
Equipment expense	355,544	370,283
Marketing	74,167	277,350
Computer services	626,737	540,997
Regulatory, professional and other fees	294,392	860,882
Office expense	437,531	334,804
All other expenses	577,122	754,519
	$8,801,899	$9,342,003

Salaries and employee benefits increased $114,395, or 2.2%, to $5,210,132 for the nine months ended September 30, 2007 compared to $5,095,737 for the nine months ended September 30, 2006.  The increase in salaries and employee benefits for the nine months ended September 30, 2007 was a result of an increase in staffing levels plus normal employee salary increases partially offset by a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans.  Staffing levels overall increased to 104 full-time equivalent employees at September 30, 2007 as compared to 90 full-time equivalent at September 30, 2006.  The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4.

Marketing expense decreased by $203,183, or 73.3% to $74,167 for the nine months ended September 30, 2007 compared to $277,350 for the three months ended September 30, 2006 as the Company ran fewer broadcast media promotions during 2007.

Regulatory, professional and other fees decreased by $566,490, or 65.8%, to $294,392for the nine months ended September 30, 2007 compared to $860,882 for the nine months ended September 30, 2006.  During the first nine months of 2006, the Company incurred increased consulting fees primarily as a result of preparations for internal control compliance requirements contained in Section 404 of the Sarbanes-Oxley Act.

The Company’s efficiency ratio decreased to 57.8% for the nine months ended September 30, 2007 compared to a ratio of 61.0% for the nine months ended September 30, 2006.

Financial Condition

September 30, 2007 Compared with December 31, 2006

Total consolidated assets at September 30, 2007 totaled $430,142,114, increasing by $37,464,568 from $392,677,546 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.  In connection with such acquisition, the Company recorded $445,653 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet at September 30, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents at September 30, 2007 totaled $9,562,789 compared to $10,361,812 at December 31, 2006.  Cash and cash equivalents at September 30, 2007 consisted of cash and due from banks of $8,743,801 and Federal funds sold/short term investments of $818,988.  The corresponding balances at December 31, 2006 were $10,336,334 and $25,478, respectively.

Investment Securities

The Bank’s investment securities represented 24.6% of total assets at September 30, 2007 and 22.8% at December 31, 2006.  Total investment securities increased $16,251,915, or 18.1%, at September 30, 2007 to $105,927,719 from $89,675,804 at December 31, 2006.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At September 30, 2007, available-for-sale securities amounted to $79,815,933, and increase of $9,394,605 or 13.3%, from December 31, 2006.

At September 30, 2007, the securities available for sale portfolio had net unrealized losses of $759,345 compared to net unrealized losses of $719,367 at December 31, 2006.  These unrealized losses are reflected net of tax in shareholders’ equity as a component of other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions.  At September 30, 2007, securities held to maturity were $26,111,786, an increase of $6,857,310, or 35.6% from $19,254,476 at December 31, 2006.  The fair value of the held-to-maturity portfolio at September 30, 2007, was $25,825,988, resulting in a net unrealized loss of $285,798.

During the nine months ended September 30, 2007, the Bank purchased securities in the amounts of $15,776,240 and $7,677,917 for the available for sale and held to maturity portfolios, respectively.  These purchases were funded primarily by the cash received in the Hightstown branch acquisition completed in February 2007.

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

The following table sets forth the classification of loans by major category at September 30, 2007 and December 31, 2006.

Loan Portfolio Composition	September 30, 2007		December 31, 2006
Component	Amount	% of total	Amount	% of total
Construction loans	$128,518,664	44%	$125,268,871	47%
Residential real estate loans	10,265,971	4%	7,670,370	3%
Commercial and commercial real estate	130,731,644	46%	114,897,040	44%
Loans to individuals	17,019,860	6%	16,728,025	6%
Deferred loan fees	431,871	0%	404,074	0%
All other loans	164,861	0%	173,933	0%
	$287,132,871	100%	$265,142,313	100%

The loan portfolio increased $21,990,558, or 8.3%, at September 30, 2007 to $287,132,871 from $265,142,313 at December 31, 2006.  The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the Company’s market region's economic environment and real estate market.

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

Non-performing loans decreased by $172,383 to $4,020,826 at September 30, 2007 from $4,193,209 at December 31, 2006.  The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process.  The balance of the non-performing loans are centered in commercial loans for which litigation has commenced.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated.  As the table demonstrates, non-performing loans to total loans decreased to 1.40% at September 30, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be strong.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $172,383 to $4,020,826 at September 30, 2007 from $4,193,209 at December 31, 2006.  Non-performing assets represented 0.93% of total assets at September 30, 2007 and 1.07% at December 31, 2006.  Non-performing loans as a percentage of total loans were 1.40% at September 30, 2007, compared to 1.58% at December 31, 2006.

The Bank had no loans classified as restructured loans at September 30, 2007 or December 31, 2006.

At September 30, 2007 the Bank had one loan for $302 that was 90 days or more past due but still accruing interest.  The Bank had no such loans at December 31, 2006.

Non-Performing Assets and Loans	September 30	December 31
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$302	$0
Non-accrual loans	4,020,524	4,193,209
Total non-performing loans	4,020,826	4,193,209
Other real estate owned	0	0
Total non-performing assets	$4,020,826	$4,193,209

Non-performing loans to total loans	1.40%	1.58%
Non-performing assets to total assets	0.93%	1.07%

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

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At September 30, 2007, management believed that the allowance for loan losses and non-performing loans was adequate.

The allowance for loan losses amounted to $3,318,080 at September 30, 2007, an increase of $89,720 from December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.11% at September 30, 2007 and 1.16% at December 31, 2006, respectively.  Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	September30, 2007	December 31, 2006	September 30, 2006

Balance, beginning of period	$3,228,360	$2,361,375	$2,361,375
Provision charged to operating expenses	100,000	893,500	440,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(88,891)	(11,154)	(11,154)
Loans to individuals	(1,614)	(18,314)	(285)
Lease financing	(478)	-	-
All other loans	-	-	-
	(90,983)	(29,468)	(11,439)
Recoveries:
Construction loans	75,000	-	-
Residential real estate loans			-
Commercial and commercial real estate	-	153	-
Loans to individuals	5,703	2,800	2,800
Lease financing	-	-	153
All other loans	-	-	-
	80,703	2,953	2,953

Net (charge offs) / recoveries	(10,280)	(26,515)	(8,486)
Balance, end of period	$3,318,080	$3,228,360	$2,792,889

Loans:
At period end	$299,834,417	$278,751,255	$277,480,859
Average during the period	289,702,788	271,740,647	277,151,149
Net charge offs to average loans outstanding	0.00%	(0.01%)	0.00%
Allowance for loan losses to:
Total loans at period end	1.11%	1.16%	1.00%
Non-performing loans	82.52%	76.99%	337.34%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

Total deposits increased $20,220,635, or 6.5%, to $332,945,057 at September 30, 2007 from $312,724,422 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.

Borrowings

Borrowings are mainly comprised of fixed rate convertible advances from the Federal Home Loan Bank (“FHLB”) and federal funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of other borrowings at September 30, 2007 consisted of long-term FHLB borrowings of $25,500,000 and overnight funds purchased of $7,800,000.  The balance of borrowings at December 31, 2006 consisted of long-term FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000.  On July 27, 2007, the Bank contracted a 4.08% 10 year fixed rate advance with the FHLB in the amount of $10,000,000.  The proceeds of this advance were used to reduce the level of higher rate overnight borrowings.  FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2007 totaled $39,720,610, an increase of $4,524,040, or 12.9%, from $35,196,570 at December 31, 2006.  Book value per common share rose to $10.61 at September 30, 2007 from $9.40 at December 31, 2006.  The ratio of shareholders’ equity to total assets was 9.23% at September 30, 2007 and 8.96% at December 31, 2006.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $4,418,541 as well as by the decrease in unrealized holding losses on available for sale securities.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  A table disclosing repurchases of Company shares made during the quarter ended September 30, 2007 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007 -
Company
Total Capital to Risk Weighted Assets	$58,254,888	17.30%	$26,936,560	>8%	$33,670,700	N/A
Tier 1 Capital to Risk Weighted Assets	53,478,513	15.88%	13,468,280	>4%	20,202,420	N/A
Tier 1 Capital to Average Assets	53,478,513	12.40%	17,245,170	>4%	21,556,463	N/A
Bank
Total Capital to Risk Weighted Assets	$58,886,104	17.49%	$26,936,560	>8%	$33,670,700	>10%
Tier 1 Capital to Risk Weighted Assets	55,568,024	16.50%	13,468,280	>4%	20,202,420	>6%
Tier 1 Capital to Average Assets	55,568,024	12.92%	17,204,360	>4%	21,505,450	>5%

As of December 31, 2006 -
Company
Total Capital to Risk Weighted Assets	$62,614,642	20.23%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,720,050	15.42%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,720,050	12.18%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,871,072	17.38%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,542,712	16.34%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,542,712	12.87%	15,710,320	>4%	19,637,900	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2007, the ratios of the Company exceeded the ratios required to be considered well capitalized.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At September 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity.  At September 30, 2007, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $28,883,000 plus a One-Month Overnight Repricing Line of Credit of $28,883,000.  Advances issued under these programs are subject to FHLB stock level and collateral requirements.  Pricing of these advances may fluctuate based on existing market conditions.  The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2007, the balance of cash and cash equivalents was $9,562,789.

Net cash provided by operating activities totaled $7,509,418 in the nine months ended September 30, 2007 compared to $8,623,748 in the nine months ended September 30, 2006.  The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.

Net cash used in investing activities totaled $19,954,444 in the nine months ended September 30, 2007 compared to $24,040,280 used in investing activities in the nine months ended September 30, 2006.  The current period amount was primarily the result of the net increase in the loan portfolio plus investment securities purchases partially offset by the cash and cash equivalents acquired with the Hightstown branch.

Net cash provided by financing activities amounted to $11,646,003 in the nine months ended September 30, 2007 compared to $13,870,237 provided by financing activities in the nine months ended September 30, 2006.  The current period amount resulted primarily from an increase in borrowings combined with the repayment of redeemable subordinated debentures during the nine months period ended September 30, 2007.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  During the nine months ended September 30, 2007, maturities and prepayments of investment securities totaled $7,148,037.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At September 30, 2007 and December 31, 2006, the Company’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

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

The following tables set forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2007 and December 31, 2006.

Market Risk Analysis

September 30, 2007

Change in Interest Rates	Flat	-200bp		+200bp
Economic Value of Portfolio Equity	$49,139,000	$47,288,000		$45,117,000
Change		$(1,851,000)		$(4,022,000)
Change as a Percentage of Assets		(0.43%	)	(0.94%	)

December 31, 2006

Change in Interest Rates	Flat	-200bp		+200bp
Economic Value of Portfolio Equity	$47,670,000	$46,869,000		$44,183,000
Change		($800,000)		$(3,487,000)
Change as a Percentage of Assets		(0.20%	)	(0.89%	)

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

The Company’s chief executive officer and chief financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date.  The Company undertook these repurchase programs in an effort to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the third quarter ended September 30, 2007.

Issuer Purchases of Equity Securities (1)
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2007	July 31, 2007	458	$17.21	458	152,558
August 1, 2007	August 31, 2007	265	$15.94	265	152,293
September 1, 2007	September 30, 2007	-	-	-	152,293
Total		723	$16.75	723	152,293

(1)
The Company’s common stock repurchase program covers a maximum of 175,271 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 6% stock dividend declared December 31, 2006 and paid on January 31, 2007.

Item 6.                Exhibits.

3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

31.1	*	Certification of Robert F. Mangano, chief executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Joseph M. Reardon, chief financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: November 14, 2007	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Accounting Officer)