Form 10-K
period 2007-12-31
1ST CONSTITUTION BANCORP
filed 2008-04-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

As of March 25, 2008, 3,992,715 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2007
EXPLANATORY NOTE

In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, including the applicable notes. We have also included in this report restated unaudited consolidated financial information for each of the first three quarters of 2007 and the four quarters of 2006.

We do not plan to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2006. Nor do we plan to file amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2007 and 2006, respectively. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods. They are superseded by this report.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements For the Year Ended and As At December 31, 2006” and Note 24, “Unaudited Quarterly Financial Statements and Restatement of Interim Financial Statements” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

In addition, management has determined that we had material weaknesses in our internal control over financial reporting relating to quantifying and reporting current tax liabilities and deferred tax assets, failure to document and properly evaluate certain non-interest operating expenses and failure to accurately estimate accruals related to the Company’s Supplemental Executive Retirement Plan. As described in more detail in Item 9A of this Annual Report, we have identified the causes of these material weaknesses and are implementing measures designed to remedy them.

ii

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements.

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes; changes in loan delinquency rates or in our levels of non-performing assets; and changes in the economic climate in the market areas in which we operate; and the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates ten additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Expansion of Branch Banking

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service banks, to continue to grow and meet the needs of the community.  During the first quarter of 2007, the Bank completed its acquisition of the Hightstown, New Jersey branch of another financial institution.  During the third quarter of 2006, the Bank relocated its Plainsboro branch office from 10 Schalks Crossing Road to 11 Schalks Crossing Road and opened a new branch office at 180 Main Street, Fort Lee, Bergen County, New Jersey.

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

By the end of 2007, there were 51 EZ Deposit customers using the service and a number of customers requesting the service in 2008.  Management believes that there is great customer acceptance of this service and that the demand for this service will be strong in 2008.

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

As of December 31, 2007, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2007, the Company maintained a Tier 1 capital ratio of 15.59% and total qualifying capital ratio of 17.76%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2007 was 12.67%.

On April 10, 2002, 1st Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate trust preferred securities (the “Trust Preferred Securities”) in a pooled institutional placement transaction maturing April 22, 2032.  Trust I utilized the $5.0 million proceeds along with $155,000 invested in Trust I by the Company to purchase $5,155,000 of floating rate subordinated debentures issued by the Company and due to mature on April 22, 2032 (the “Subordinated Debentures”).  The Subordinated Debentures constituted the sole assets of Trust I, had terms that mirrored the Trust Preferred Securities and were redeemable in whole or part prior to maturity after April 22, 2007.  Trust I was obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities.  The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities.  On February 23, 2007, the Company notified Wilmington Trust Company, as Indenture Trustee, of the Company’s intention to redeem the Subordinated Debentures on April 22, 2007, and the Company redeemed the Subordinated Debentures on that date, as discussed below.

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

Effective April 22, 2007, the Company redeemed all of the Subordinated Debentures.  The redemption price was 100% of the aggregate $5,155,000 principal amount of the Subordinated Debentures, plus approximately $236,882 of accrued interest thereon through the redemption date.  As a result of the redemption of the Subordinated Debentures, a like amount of capital securities issued by Trust I was redeemed under the same terms and conditions.  This redemption does not impact the Capital Securities issued by Trust II on May 30, 2006.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future. The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999.  From 1999 through 2006, the Company paid a 5% stock dividend each year.  On December 21, 2006, the Company declared a 6% stock dividend, which was paid on January 31, 2007 to shareholders of record as of the close of business on January 23, 2007.  On December 20, 2007, the Company declared another 6% stock dividend, which was paid on February 6, 2008 to shareholders of record as of the close of business on January 23, 2008.  The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record on February 10, 2005.  All share and per share data has been retroactively adjusted for stock dividends.

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

•	certification of financial statements and annual and quarterly reports by the principal executive officer and the principal financial officer;

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.  Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules we are not required to provide management’s report on internal control over financial reporting until we file our annual report for 2007, and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2008.

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

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s principal executive officer and principal financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

FIRREA also imposes certain independent appraisal requirements upon a bank’s real estate lending activities and further imposes certain loan-to-value restrictions on a bank’s real estate lending activities.  The bank regulators have promulgated regulations in these areas.

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

Employees

The Company has two paid employees. Banking operations are conducted by the Bank, and as of December 31, 2007, the Bank had 100 full-time employees and 12 part-time employees. Neither the Bank’s nor the Company’s employees are represented by any collective bargaining group. The Bank and the Company each considers its relations with such employees to be good.

Item 1A.  Risk Factors.

The common stock of the Company is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

The Company faces significant competition.

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business, which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future. See “BUSINESS -- Competition.”

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

We have significant investments in mortgage-backed securities and securities of this kind may be subject to deterioration in value in certain market conditions.

The Company owned as of December 31, 2007 $80,876,181 in collateralized mortgages and mortgage-backed securities.  Several financial institutions have reported significant write-downs of the value of mortgage related securities.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is as of the date of this report unaware of any material exposures in its portfolio of these securities, market conditions could further deteriorate and result in the recognition of losses in the value of these securities.

We had a material weakness in our internal control over financial reporting as of December 31, 2007, and we cannot assure that we have developed an effective remediation plan.

We have identified deficiencies in our internal control over financial reporting and have developed a plan to remediate such deficiencies.  We cannot assure you that such plan will adequately address these deficiencies or that we have discovered all of the deficiencies that may exist in our internal control over financial reporting.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties.

The following table provides certain information with respect to our eleven banking offices as of December 31, 2007:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2010
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005
Cranbury, New Jersey

Montgomery Office
947 State Road	Leased	1995	2010
Princeton, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2011
200 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2015
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2009
Hightstown, New Jersey

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for 2007 and 2006, as reported on the Nasdaq Global Market.

	2007			2006
	High	Low		High	Low
First Quarter	$18.25	$16.06	(1)	$18.64	$15.26	(1)
Second Quarter	$17.59	$15.92	(1)	$17.58	$15.55	(1)
Third Quarter	$16.76	$13.73	(1)	$16.91	$15.30	(1)
Fourth Quarter	$15.64	$13.25	(1)	$17.77	$15.58	(1)

(1) Prices have been retroactively adjusted for the 6% stock dividend declared December 20, 2007 and paid February 6, 2008 to shareholders of record on January 23, 2008.

As of March 25, 2008, there were approximately 331 record holders of the Company’s common stock.

The Company paid a 6% stock dividend on February 6, 2008 and January 31, 2007 and a 5% dividend on January 31, 2006.  The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time.  All per share data has been retroactively adjusted for stock dividends.  The Company will retain its earnings in order to provide capital for growth of the Bank.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2007.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2007	October 31, 2007	-	-	-	161,430
November 1, 2007	November 30, 2007	400	$15.70	400	161,030
December 1, 2007	December 31, 2007	-	-	-	161,030
	Total	400	$15.70	400	161,030

_________________

(1)
The Company’s common stock repurchase program covers a maximum of 185,787 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the 6% stock dividend declared December 21, 2006 and paid January 31, 2007 and the 6% stock dividend declared December 20, 2007 and paid February 6, 2008.

Item 6.  Selected Financial Data.

Not required.

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

Restatement of Previously Issued Financial Results

The Company is restating its consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, including the applicable notes, as well as its unaudited consolidated financial information for each of the first three quarters of 2007 and the four quarters of 2006.  For more information about the restatement, please see the Explanatory Note to this report and Note 2, “Restatement of Consolidated Financial Statements For the Year Ended and As At December 31, 2006” and Note 24, “Unaudited Quarterly Financial Statements and Restatement of Interim Financial Statements” in the accompanying consolidated financial statements.

The following discussion and analysis of the Company’s financial condition and results of operations incorporate the restated amounts.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Results of Operations

 The Company reported net income for the 12 months ended December 31, 2007 of $5,442,782, an increase of 15.2% from the $4,724,962 reported for the 12 months ended December 31, 2006.  Diluted net income per share was $1.35 for the year ended December 31, 2007 compared to $1.18 reported for the year ended December 31, 2006.  Basic net income per share for the year ended December 31, 2007 was $1.37 as compared to the $1.21 reported for the year ended December 31, 2006.  All share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2007 to shareholders of record on January 23, 2008.

Key performance ratios remained strong for the 2007 fiscal year as compared to the prior year.  Return on average assets (“ROA”) and return on average equity (“ROE”) were 1.29% and 14.32%, respectively, for the year ended December 31, 2007, compared to 1.24% and 14.73%, respectively, for the year ended December 31, 2006.

The Company’s earnings for the 2007 fiscal year reflect continuing momentum across a broad range of product and service offerings.  Increased lending activity, coupled with increases in deposits through branch network expansion and secondary market loan sales volume, as well as a reduction in the provision for loan losses in 2007 versus 2006, fueled both the record earnings and balance sheet growth.

Management believes that the Company has positioned itself for continued success with the combination of a strong capital base, a commitment to provide exceptional customer service, and a commitment to maintain the technology necessary to provide its customers with easy access to the financial products and services offered by the Bank.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 87.4% of the Company’s net revenues for the year ended December 31, 2007.  Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2007 and 2006.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$1,653,896	$101,171	6.12%	$1,457,568	$85,012	5.14%	$850,741	$27,181	3.19%
Investment Securities:
Collateralized Mortgage Obligations / Mortgage Backed Securities	80,876,181	4,278,288	5.29%	70,048,748	3,448,780	4.92%	75,758,305	3,017,885	3.98%
Obligations of States and Political Subdivisions (4)	22,968,401	1,296,032	5.64%	16,198,497	895,172	5.53%	18,975,766	978,099	5.15%

Total	103,844,582	5,574,320	5.37%	86,247,245	4,343,952	5.04%	94,734,071	3,995,984	4.22%

Loan Portfolio:
Construction	129,285,776	11,486,944	8.88%	125,022,769	11,129,600	8.90%	94,253,131	7,010,571	7.44%
Residential Real Estate	8,878,427	657,928	7.41%	8,072,109	517,146	6.41%	9,127,634	572,844	6.28%
Commercial and Commercial Real Estate	117,463,693	9,140,142	7.78%	99,521,245	7,706,864	7.74%	93,871,685	6,831,503	7.28%
Installment	1,542,082	129,483	8.40%	2,013,438	167,126	8.30%	2,394,026	200,020	8.35%
All Other Loans	35,201,373	3,698,990	10.51%	37,111,086	3,645,808	9.82%	31,772,196	3,007,190	9.46%
Total (1)	292,371,351	25,113,487	8.59%	271,740,647	23,166,544	8.53%	231,418,672	17,622,128	7.61%

Total Interest-Earning Assets	397,869,829	30,788,978	7.74%	359,445,460	27,595,508	7.68%	327,003,484	21,645,293	6.62%

Allowance for Loan Losses	(3,270,810)			(2,662,370)			(2,177,263)
Cash and Due From Banks	10,254,911			9,391,415			9,130,543
Other Assets	17,648,099			15,422,593			12,893,312
Total Assets	$422,502,029			$381,597,098			$346,850,076

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$83,597,940	$1,737,487	2.08%	$87,135,125	$1,455,755	1.67%	$101,189,352	$1,211,901	1.20%
Savings Accounts	64,408,442	2,017,580	3.13%	44,867,384	939,324	2.09%	33,671,684	409,397	1.22%
Certificates of Deposit	67,236,813	3,170,322	4.72%	58,183,657	2,907,883	5.00%	77,183,169	2,383,392	3.09%
Certificates of Deposit of $100,000 and Over	54,252,087	2,711,467	5.00%	43,870,647	1,385,119	3.16%	9,771,290	309,159	3.16%
Other Borrowed Funds	29,580,685	1,514,907	5.12%	32,539,699	1,687,749	5.19%	31,143,663	1,363,507	4.38%
Trust Preferred Securities	19,534,247	1,438,876	7.37%	14,863,014	1,141,667	7.68%	5,000,000	350,823	7.02%

Total Interest-Bearing Liabilities	318,610,214	12,590,639	3.95%	281,459,526	9,517,497	3.38%	257,959,158	6,028,179	2.34%

Net Interest Spread (2)			3.79%			4.30%			4.28%

Non-interest Bearing Demand Deposits	60,892,433			63,040,519			57,792,902
Other Liabilities	4,989,809			5,013,813			3,447,534
Total Liabilities	384,492,456			349,513,858			319,199,594
Shareholders' Equity	38,009,573			32,083,240			27,650,482
Total Liabilities and Shareholders' Equity	$422,502,029			$381,597,098			$346,850,076

Net Interest Margin (3)		$18,198,339	4.57%		$18,078,011	5.03%		$15,617,114	4.78%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax equivalent basis.

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

The Company’s net interest income increased on a tax equivalent basis by $120,328, or 0.7%, to $18,198,339 for the year ended December 31, 2007, from the $18,078,011 reported for the year ended December 31, 2006.  As indicated in the Rate/Volume Table, the principal factor contributing to the 2007 increase in net interest income was an increase in the interest income of $1,596,826, resulting from increased balances in the loan portfolio components.  This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

The Company’s net interest income on a tax-equivalent basis increased by $2,460,897, or 15.8%, to $18,078,011 for the year ended December 31, 2006, from the $15,617,114 reported for the year ended December 31, 2005.  As indicated in the Rate/Volume Table, the principal factor contributing to the 2006 increase in net interest income was an increase in the interest income of $3,368,409, resulting from increased balances in the loan portfolio components.  This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2007 versus 2006			Year Ended December 31, 2006 versus 2005
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$382,349	$(25,005)	$357,344	$2,516,095	$1,602,934	$4,119,029
Residential Real Estate	55,873	84,909	140,782	(67,564)	11,866	(55,698)
Commercial and Commercial Real Estate	1,393,469	39,808	1,433,278	427,419	447,942	875,361
Installment	(39,657)	2,013	(37,643)	(31,770)	(1,115)	(32,894)
All Other Loans	(195,209)	248,390	53,182	524,238	114,380	638,618
Total Loans	1,596,826	350,117	1,946,943	3,368,409	2,176,006	5,544,415
Investment Securities :
Collat. Mortg. Obligations / Mortg. Backed Securities	551,519	277,989	829,508	(281,233)	712,128	430,895
States and political subdivisions	378,709	22,151	400,860	(155,035)	72,108	(82,927)
Total Investment Securities	930,227	300,141	347,968	(436,268)	784,236	347,968
Federal Funds Sold / Short-Term Investments	16	437	454	30,300	27,531	57,831

Total Interest Income	2,527,069	650,695	2,295,364	2,962,440	2,987,774	5,950,214

Interest Expense :
Money Market and NOW Accounts	(67,296)	349,028	$281,732	(168,651)	412,505	243,854
Savings Accounts	510,021	568,235	1,078,256	186,786	343,141	529,927
Certificates of Deposit	439,006	(176,567)	262,439	(1,340,184)	1,864,675	524,491
Certificates of Deposit of $100,000 and Over	432,591	902,757	1,326,347	1,268,520	(192,561)	1,075,959
Other Borrowed Funds	(151,819)	(21,023)	(172,842)	61,146	263,096	324,242
Trust Preferred Securities	349,788	(66,929)	282,859	757,845	33,000	790,845
Total Interest Expense	1,503,290	1,555,501	3,058,791	765,462	2,723,856	3,489,318

Net Interest Income	$1,023,779	$(904,806)	120,328	$2,196,979	$263,917	$2,460,897

Average interest earning assets increased by $38,424,369, or 10.7%, to $397,869,829 for the year ended December 31, 2007 from $359,445,460 for the year ended December 31, 2006, consisting primarily of increases for 2007 of $20,630,704 in loans and $17,597,337 in investment securities compared to 2006.  Led by the construction loans component, the Bank’s average total loan portfolio grew by 7.6% and loan yields averaged 8.59% for the year ended December 31, 2007, 6 basis points higher than for the year ended December 31, 2006.  The Bank’s average investment securities portfolio increased 20.4%, and the yield on that portfolio increased 33 basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Overall, the yield on interest earning assets increased 5 basis points to 7.73% in the 2007 fiscal year from 7.68% in the 2006 fiscal year.

Average interest earning assets increased by $32,441,976, or 9.9%, to $359,445,460 for the year ended December 31, 2006 from $327,003,484 for the year ended December 31, 2005, consisting primarily of an increase for 2006 of $40,321,975 in loans partially offset by a decrease of $8,486,826 in investment securities compared to 2005.  Led by the construction loans component, the Bank’s average total loan portfolio grew by 17.4%, and loan yields averaged 8.53% for the year ended December 31 2006, 92 basis points higher than for the year ended December 31, 2005.  This increase was primarily the result of 2006 loan growth at floating yields amid the increasing interest rate environment that continued during the first half of the year.  The Bank’s average investment securities portfolio decreased 9.0%, and the yield on that portfolio increased 82 basis points, for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Net premium amortization for the year ended December 31, 2006 was $41,405 compared to $139,507 for the year ended December 31, 2005.  Overall, the yield on interest earning assets increased 106 basis points to 7.68% in the 2006 fiscal year from 6.62% in the 2005 fiscal year.

Interest expense increased by $3,073,142, or 32.3%, to $12,590,639 for the year ended December 31, 2007, from $9,517,497 for the year ended December 31, 2006.  This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level.  Savings accounts increased on average by $19,541,058 in 2007, or 43.6%, as compared to 2006, contributing to the funding of loans and investments portfolio growth.  The cost on these deposits increased 104 basis points in 2007 from 2006.  Average interest bearing liabilities rose 13.2% in 2007 from 2006.  The cost of total interest-bearing liabilities increased 57 basis points to 3.95% in 2007 from 3.38% in 2006.

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

Average non-interest bearing demand deposits decreased by $2,148,086, or 3.4%, to $60,892,433 for the year ended December 31, 2007 from $63,040,519 for the year ended December 31, 2006.

Non-Interest Income

Non-interest income decreased by $13,119, or 0.5%, to $2,558,329 for the year ended December 31, 2007 from $2,571,448 for the year ended December 31, 2006.

Service charges on deposit accounts represent a significant source of non-interest income.  Service charge revenues remained level at $673,826 for the year ended December 31, 2007 compared to $668,071 for the year ended December 31, 2006.  This component of non-interest income represented 26.3% and 25.8% of the total non-interest income for the years ended December 31, 2007 and 2006, respectively.

Gains on sales of loans held for sale decreased by $311,727, or 29.1%, to $761,004 for the year ended December 31, 2007, from $1,072,731 for the year ended December 31, 2006.  The rising interest rate environment that existed throughout 2006 and continued into the first nine months of 2007 has impacted the volume of sales transactions in the SBA loan secondary market and the resultant gains from these sales transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $265,601 for the year ended December 31, 2007 compared to $330,915 for the year ended December 31, 2006.  The Bank purchased $6.0 million in tax-free BOLI assets in 2002 and $2.0 million in 2005, which partially offset the cost of employee benefit plans and reduced the overall effective tax rate.  The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-customers.  Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank to offer the products or services and prices charged by competitor financial institutions amid the Bank’s competitive market.

The Company recorded net losses on sales of securities available for sale of $99,714 for the year ended December 31, 2006.  The Company recorded no gains or losses on sales of securities available for sale of in 2007.  These portfolio transactions in 2006 were primarily the result of modest portfolio restructurings.  Their purpose was to improve the Company’s longer-term interest rate risk position.

Non-Interest Expenses

Non-interest expenses increased by $86,421, or 0.7%, to $12,101,268 for the year ended December 31, 2007, from $12,014,847 for the year ended December 31, 2006.  The largest increase in non-interest expenses for 2007 compared to 2006 was in salaries and employee benefits.  To a lesser extent, occupancy expense also reflects an increase for the comparable periods.  The following table presents the major components of non-interest expenses for the years 2007 and 2006.

Non-interest Expenses
	2007	2006
		(Restated)
Salaries and employee benefits	$7,196,552	$6,741,050
Occupancy expense	1,658,820	1,448,227
Data processing services	829,037	733,954
Equipment expense	485,792	507,402
Marketing	106,862	258,012
Regulatory, professional and other fees	435,464	824,370
Office expense	572,293	470,211
All other expenses	816,448	1,031,621
Total	$12,101,268	$12,014,847

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $455,502, or 6.8%, to $7,196,552 for the year ended December 31, 2007 compared to $6,741,050 for the year ended December 31, 2006.  The 2007 increase was a result of an increase in staffing levels plus normal salary increases partially offset by a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans.  Salaries and employee benefits as a percentage of average assets were 1.70% for 2007 and 1.77% for 2006.

For the year ended December 31, 2007, occupancy expense increased by $210,593, or 14.5%, to $1,658,820 from $1,448,227 for the year ended December 31, 2006.  The February 27, 2007 acquisition of the Hightstown branch was primarily the cause for the current year increase in occupancy expense.

The occupancy expense component of total non-interest expense as a percentage of average assets was 0.39% for the year ended December 31, 2007 and 0.38% for the year ended December 31, 2006.

Data processing service expense increased by $95,083, or 12.96%, to $829,037 for the year ended December 31, 2007 compared to $733,954 for the year ended December 31, 2006 as the Company incurred operating costs to bring the new branch location online during 2007 as well as upgrading existing systems throughout the year.

Marketing expense decreased by $151,150, or 58.6%, to $106,862 for the year ended December 31, 2007 compared to $258,012 for the year ended December 31, 2006, as the Company ran fewer broadcast media promotions during 2007.

The Bank’s ratio of non-interest expense to average assets has remained consistently favorable at 2.86% for the year ended December 31, 2007 compared to 3.15% for the year ended December 31, 2006.

An important industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio for the year ended December 31, 2007 was 59.5% compared to 59.0% for the year ended December 31, 2006.

Financial Condition

On February 27, 2007, the Company, through the Bank, completed its acquisition of the Hightstown, New Jersey branch of another financial institution for a purchase price of $747,330.

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

Cash and Cash Equivalents

At December 31, 2007, cash and cash equivalents totaled $7,548,102 compared to $10,361,812 at December 31, 2006.  Cash and cash equivalents at December 31, 2007 consisted of cash and due from banks of $7,517,158 and federal funds sold/short-term investments of $30,944.  The corresponding balances at December 31, 2006 were $10,336,334 and $25,478, respectively.

Investment Securities

The Bank’s investment securities portfolio amounted to $98,704,483, or 23.0% of total assets at December 31, 2007, compared to $89,675,804, or 22.8% of total assets at December 31, 2006.  On an average balance basis, the investment securities portfolio represented 26.1% and 24.0% of average interest-earning assets for the years ended December 31, 2007 and 2006, respectively.  The average yield earned on the portfolio was 5.37% for the year ended December 31, 2007, an increase of 33 basis points from 5.04% earned for the year ended December 31, 2006.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2007, available-for-sale securities amounted to $75,192,137, an increase of $4,770,809 from December 31, 2006.  The Company recorded net losses on sales of securities available for sale of $99,714 for 2006.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$29,561,717	$317,245	$(421,604)	$29,457,359
Mortgage backed securities	37,769,517	457,725	(57,365)	38,169,877
Obligations of State and
Political subdivisions	3,446,517	14,778	(7,713)	3,453,582
FHLB stock and other securities	4,383,823	0	(272,504)	4,111,319

	$75,161,574	$789,748	$(759,185)	$75,192,137

Held to maturity-
Mortgage backed securities	$4,502,574	$2,132	$(121,197)	$4,383,509
Obligations of State and
Political subdivisions	18,013,721	142,232	(4,718)	18,151,235
Other Securities	996,051	-	(119,526)	876,525

	$23,512,346	$144,364	$(245,441)	$23,411,269

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$35,625,182	$124,144	$(694,261)	$35,055,065
Mortgage backed securities	28,305,557	113,353	(216,111)	28,202,799
Obligations of State and
Political subdivisions	3,655,197	15,902	(31,749)	3,639,350
FHLB stock and other securities	3,554,759	304	(30,949)	3,524,115

	$71,140,695	$253,703	$(973,070)	$70,421,328

Held to maturity-
Mortgage backed securities	$5,540,670	$2,015	$(175,826)	$5,366,859
Obligations of State and
Political subdivisions	13,713,806	131,955	(47,941)	13,797,820

	$19,254,476	$133,970	$(223,767)	$19,164,679

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$34,032,814	$7,198	$(977,560)	$33,062,452
Mortgage backed securities	29,250,341	90,286	(302,193)	29,038,434
Obligations of State and
Political subdivisions	3,855,987	1,333	(65,063)	3,792,257
FHLB stock and other securities	3,371,673	-	(28,158)	3,343,515

	$70,510,815	$98,817	$(1,372,974)	$69,236,658

Held to maturity-
Mortgage backed securities	$5,807,730	$7,233	$(206,275)	$5,608,688
Obligations of State and
Political subdivisions	15,950,640	108,525	(146,827)	15,912,338

	$21,758,370	$115,758	$(353,102)	$21,521,026

Proceeds from maturities and prepayments of securities available for sale amounted to $12,704,423 for the year ended December 31, 2007 and $13,736,214 for the year ended December 31, 2006.  At December 31, 2007, the portfolio had net unrealized gains of $30,563, compared to net unrealized losses of $719,367 at December 31, 2006.  These unrealized losses are reflected net of tax in shareholders’ equity as a component of other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions.  At December 31, 2007, securities held to maturity were $23,512,346, an increase of $4,257,870 from $19,254,476 at December 31, 2006.  The fair value of the held-to-maturity portfolio at December 31, 2007 was $23,411,269, resulting in a net unrealized loss of $101,077.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$5,748,287	$5,734,053	4.88%
Due after one year through five years	13,613,468	13,845,942	5.09%
Due after five years through ten years	10,654,348	10,736,895	5.12%
Due after ten years	45,145,471	44,875,247	5.39%

Total	$75,161,574	$75,192,137	5.25%

Held to maturity-
Due in one year or less	$7,519,727	$7,521,621	4.49%
Due after one year through five years	1,904,665	1,917,828	5.56%
Due after five years through ten years	5,371,683	5,421,885	5.54%
Due after ten years	8,716,271	8,549,935	5.70%

Total	$23,512,346	$23,411,269	5.27%
         * computed on a tax equivalent basis.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be construction loans (wholesale and retail), commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $292,371,351 for the year ended December 31, 2007, an increase of $20,630,704, or 7.6%, compared to an average of $271,740,647 for the year ended December 31, 2006.  Growth in the average loan portfolio balance was generated primarily by an increase of $17,942,448, or 18.0%, in commercial and commercial real estate loans.  At December 31, 2007, total loans amounted to $294,760,718 compared to $265,142,313 at December 31, 2006, an increase of $29,618,405, or 11.2%.  The average yield earned on the loan portfolio was 8.59% for the year ended December 31, 2007 compared to 8.53% for the year ended December 31, 2006, an increase of 6 basis points.  This increase is primarily due to the rising interest rate environment that evolved during the last half of 2004 and continued throughout the first half of 2006.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$132,735,920	45%	$125,268,871	47%	$109,862,614	46%	$88,027,024	42%	$56,971,265	35%
Residential real estate loans	10,088,515	3%	7,670,370	3%	8,602,975	4%	9,815,366	5%	8,059,032	5%
Commercial and commercial real estate loans	135,128,642	46%	114,897,040	44%	104,448,196	43%	96,021,077	46%	83,840,831	51%
Loans to individuals	16,324,817	6%	16,728,025	6%	16,441,994	7%	16,002,619	7%	13,236,895	8%
Lease financing	0	0%	0	0%	21,073	0%	74,543	0%	1,054,198	1%
Deferred loan fees	302,818	0%	404,074	0%	466,678	0%	512,416	0%	442,212	0%
All other loans	180,006	0%	173,933	0%	170,819	0%	200,118	0%	345,873	0%

Total	$294,760,718	100%	$265,142,313	100%	$240,014,349	100%	$210,653,163	100%	$163,950,306	100%

Commercial and commercial real estate loans averaged $117,463,693 for the year ended December 31, 2007, an increase of $17,942,448, or 18.0%, compared to $99,521,245 for the year ended December 31, 2006.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio increased 4 basis points to 7.78% for 2007 from 7.74% for 2006.

Construction loans averaged $129,285,776 for the year ended December 31, 2007, an increase of $4,263,007, or 3.4%, compared to $125,022,769 for the year ended December 31, 2006.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 2 basis points to 8.88% for 2007 from 8.90% for 2006.

Residential loans averaged $8,878,427 for the year ended December 31, 2007, an increase of $806,318, or 10.0%, compared to $8,072,109 for the year ended December 31, 2006.  These loans consist primarily of residential mortgage loans secured by residential real estate.  The average yield on this portfolio increased 100 basis points to 7.41% for 2007 from 6.41% for 2006.

The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2007.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & commercial real estate	$29,159,140	$26,249,032	$79,720,470	$135,128,642
Construction	109,364,698	22,179,845	1,191,377	132,735,920
Total	$138,523,838	$48,428,876	$80,911,847	$267,864,562

Fixed rate loans	$5,762,628	$16,622,329	$9,990,236	$32,375,193
Floating rate loans	132,761,210	31,806,547	70,921,612	235,489,368
Total	$138,523,838	$48,428,876	$80,911,848	$267,864,562

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

Non-performing loans decreased by $2,156,351 to $2,036,858 at December 31, 2007 from $4,193,209 at December 31, 2006. This decrease is primarily due to a transfer to other real estate owned of $2,960,727 for real estate acquired in full satisfaction of a loan in foreclosure. Approximately half of the non-performing loans is an unfinished residential construction project with the majority of the remaining half being comprised of commercial loans. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated. As the table demonstrates, non-performing loans to total loans decreased to 0.67% at December 31, 2007 from 1.50% at December 31, 2006 for the reason previously stated. Loan quality is considered to be sound, and this was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $804,376 to $4,997,585 at December 31, 2007 from $4,193,209 at December 31, 2006. Non-performing assets represented 1.16% of total assets at December 31, 2007 and 1.07% at December 31, 2006. Non-performing loans as a percentage of total loans were 0.67% at December 31, 2007, compared to 1.50% at December 31, 2006.

The Bank had no loans classified as restructured loans at December 31, 2007 or 2006.

At December 31, 2007 and December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest income.

Non-Performing Assets and Loans
	2007	2006	2005	2004	2003
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0	$209	$63,130	$0
Non-accrual loans	2,036,858	4,193,209	833,150	1,049,411	330,783
Total non-performing loans	2,036,858	4,193,209	833,359	1,112,541	330,783
Other real estate owned	2,960,727	0	0	0	8,971
Total non-performing assets	$4,997,585	$4,193,209	$833,359	$1,112,541	$339,754

Non-performing loans to total loans	0.67%	1.50%	0.32%	0.50%	0.20%
Non-performing assets to total assets	1.16%	1.07%	0.22%	0.33%	0.12%

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan and lease losses consists of several key elements.  These elements may include a specific reserve for substandard or high risk loans, plus an allocated reserve, and possibly an unallocated portion.  The Company consistently applies the following comprehensive methodology.

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

The specific reserve for high risk loans is established for specific commercial loans, commercial real estate loans, and construction loans which have been identified by management as being high risk assets.  High risk loans are assigned an adverse grade since the loans are generally characterized with having weaknesses that may result in deterioration of repayment or worse.  The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual high risk loans.  To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  An unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It may be prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At December 31, 2007, management believed that the allowance for loan losses and non-performing loans was adequate.

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

The table below presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2007	2006	2005	2004	2003
Balance, beginning of year	$3,228,360	$2,361,375	$2,005,169	$1,786,632	$1,669,882

Provision charged to operating expenses	130,000	893,500	405,000	240,000	240,000

Loans charged off:
Construction loans		-	-	-	-
Residential real estate loans		-	-	-	-
Commercial and commercial real estate loans	(88,891)	(11,154)	(39,150)	(17,070)	(115,698)
Loans to individuals	(1,614)	(18,314)	(13,653)	(5,203)	(7,968)
Lease financing	(478)	-	-	-	-
All other loans	-	-	-	-	-
	(90,983)	(29,468)	(52,803)	(22,273)	(123,666)
Recoveries:
Construction loans	75,000	-	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	0	153	1,498	750
Loans to individuals	5,703	2,800	2,511	60	416
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	80,703	2,953	4,009	810	416
Net (charge offs) / recoveries	(10,280)	(26,515)	(48,794)	(21,463)	(123,250)

Balance, end of year	$3,348,080	$3,228,360	$2,361,375	$2,005,169	$1,786,632

Loans:
At year end	$305,082,723	$278,751,255	$256,772,083	$220,580,932	$163,950,306
Average during the year	292,371,351	271,740,647	231,418,672	198,452,421	170,191,619
Net (charge offs) recoveries to average loans outstanding	0.00%	(0.01%)	(0.02%)	(0.01%)	0.07%

Allowance for loan losses to:
Total loans at year end	1.10%	1.16%	0.92%	0.91%	1.09%
Non-performing loans	164.37%	76.99%	283.36%	180.23%	540.12%

At December 31, 2007, the allowance for loan losses was $3,348,080 compared to $3,228,360 at December 31, 2006, an increase of $119,720, or 3.7%.  The ratio of the allowance for loan losses to total loans at December 31, 2007 and 2006 was 1.10% and 1.16%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 164.37% at December 31, 2007, compared to 76.99% at December 31, 2006. Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $130,000 and $893,500, respectively, for the years ended December 31, 2007 and 2006.  Management considers a complete review of the following specific factors in determining the provision for loan losses:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  The decrease in the provision for the year ended December 31, 2007 was primarily due to inherent risk related to loan growth.  Management believes the quality of the loan portfolio remains sound, and the determination of the provision for loan losses amount was primarily due to the manageable balances in non-accrual loans and management’s assessment of economic conditions in the Bank’s marketplace.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$1,671,059	46%	$1,131,266	44%	$1,393,210	43%	$1,183,050	46%	$1,054,113	51%
Construction loans	1,308,651	45%	1,696,175	47%	578,537	46%	491,266	42%	375,193	35%
Residential real estate loans	104,326	3%	61,634	3%	141,683	4%	120,310	5%	107,198	5%
Loans to individuals	154,437	6%	139,055	6%	236,138	7%	200,517	7%	178,663	8%
Lease financing	-	0%	-	0%	4,723	0%	4,010	0%	53,599	1%
Unallocated	109,607		200,230	N/A	7,084	N/A	6,016	N/A	17,866	N/A

	$3,348,080	100%	$3,228,360	100%	$2,361,375	100%	$2,005,169	100%	$1,786,632	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on building and expanding long-term relationships.  Deposits in the year ended December 31, 2007 averaged $330,387,715, an increase of $33,290,383, or 11.2%, compared to $297,097,332 in the year ended December 31, 2006.  At December 31, 2007, total deposits were $329,332,368, an increase of $16,607,946, or 5.3%, from $312,724,422 at December 31, 2006.  The average rate paid on the Bank’s interest-bearing deposit balances for 2007 was 3.58%, increasing from the 2.86% average rate for 2006.  Total interest bearing deposits increased by $21,857,588, or 8.8%, to $270,276,565 at December 31, 2007 from $248,418,977 at December 31, 2006.

The significant contributors to the increased level of deposit growth in the year ended December 31, 2007 were an increase in average savings deposit, followed by increases in certificates of deposit of $100,000 or more, and other time deposits, offset by declines in interest-bearing demand deposits and non-interest bearing demand deposits.

Time deposits consists primarily of retail certificates of deposit and certificates of deposit of $100,000 and over.  Time deposits at December 31, 2007 were $122,013,689, an increase of $9,338,603, or 8.29%, from $112,675,086 at December 31, 2006.  The retail certificates of deposit component of time deposits increased by $9,053,156, or 15.6%, to an average of $67,236,813 for 2007 from an average of $58,183,657 for 2006.  The average cost of these deposits decreased by 28 basis points to 4.72% for 2007 from 5.00% for 2006.  Certificates of deposit of $100,000 and over increased by $10,381,440 to an average of $54,252,087 for 2007 from an average of $43,870,647 for 2006.  Certificates of deposit of $100,000 and over are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds.

Average non-interest bearing demand deposits decreased by $2,148,086, or 3.4%, to $60,892,433 for the year ended December 31, 2007 from $63,040,519 for the year ended December 31, 2006.  At December 31, 2007, non-interest bearing demand deposits totaled $59,055,803, a decrease of 8.2% compared to $64,305,445 at December 31, 2006.  Non-interest bearing demand deposits represent a stable, interest-free source of funds.

Savings accounts increased by $8,463,706, or 15.8%, to $62,094,432 at December 31, 2007 from $53,630,726 at December 31, 2006.  The average balance of savings accounts for 2007 increased by $19,541,058 to $64,408,442 compared to an average balance of $44,867,384 for 2006.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice accounts, decreased by $2,148,086, or 3.4%, to an average of $60,892,433 for 2007 from an average of $63,040,519 in 2006.  The average cost of interest bearing demand deposits increased 41 basis points to 2.08% for 2007 compared to 1.67% for 2006.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2007		2006		2005
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand deposits	$60,892,433	18.43%	$63,040,519	21.22%	$57,792,902	20.67%
Interest bearing demand deposits	83,597,940	25.30%	87,135,125	29.33%	101,189,352	36.19%
Savings deposits	64,408,442	19.49%	44,867,384	15.10%	33,671,684	12.04%
Certificates of deposit of $100,000 or more	54,252,087	16.42%	43,870,647	14.77%	9,771,290	3.49%
Other time deposits	67,236,813	20.35%	58,183,657	19.58%	77,183,169	27.60%
Total	$330,387,715	100.00%	$297,097,332	100.00%	$279,608,397	100.00%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds decreased by $2,959,014, or 9.1%, to $29,580,685 for the year ended December 31, 2007 from the average balance of $32,539,699 for the year ended December 31, 2006.  This decrease is primarily due to the fact that deposit growth exceeded loan portfolio growth.  The average cost of other borrowed funds decreased 7 basis points to 5.12% for 2007 compared to 5.19% for 2006.

The balance of other borrowings was $35,600,000 at December 31, 2007, consisting of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000.  The balance of other borrowings at December 31, 2006 consisted of FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000.  The average cost of other borrowed funds increased 7 basis points to 5.12% for 2007 compared with 5.19% for 2006.

The Bank purchased five ten-year fixed rate convertible advances from the FHLB that total $25,500,000 in the aggregate.  These advances, in the amounts of $3,000,000, $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.82%, 5.50%, 5.34%, 5.06% and 4.08%, respectively.  The Bank purchased one two-year advance in the amount of $5,000,000 that bears interest at a 3.833% rate.  These advances may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  These advances are fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $6,026,272, or 17.2%, to $40,972,777 at December 31, 2007, from $34,946,505 at December 31, 2006.  Book value per common share increased by $1.45, or 16.5%, to $10.26 at December 31, 2007 from $8.81 at December 31, 2006.  The increase in shareholders’ equity and book value per share resulted primarily from net income of $5,442,782, less the effect of stock buybacks.  The ratio of shareholders’ equity to total assets was 9.55% and 8.89% at December 31, 2007 and 2006, respectively.

In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  A 6% stock dividend was declared in 2007 and 2006 and paid in 2008 and 2007, respectively.  A 5% stock dividend was declared in 2005 and paid in 2006.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 20 of the Notes to Consolidated Financial Statements on page F-31.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2007.  Further discussion of these commitments is included in Note 13 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$5,546,723	$0	$0	$0	$5,546,723
Commitments to extend credit	$114,175,000	$0	$0	$0	$114,175,000
Commitments to sell residential loans	$10,322,005	$0	$0	$0	$10,322,005

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At December 31, 2007, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $28,883,000 plus a One-Month Overnight Repricing Line of Credit of $28,883,000. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2007, the balance of cash and cash equivalents was $7,548,102.

Net cash provided by operating activities totaled $9,389,262 for the year ended December 31, 2007 compared to net cash provided by operations of $8,395,283 for the year ended December 31, 2006.  The primary source of funds is net income from operations adjusted for provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities decreased by $1,924,047 to $22,562,137 for the year ended December 31, 2007 from $24,486,184 for the year ended December 31, 2006.  The decrease in cash usage for 2007 compared to 2006 resulted from the added inflow of cash and cash equivalents from the February 2007 Hightstown branch acquisition.

Net cash provided by financing activities decreased by $3,955,797 to $10,359,165 for the year ended December 31, 2007 from $14,314,962 for the year ended December 31, 2006.  The cash provided in 2007 resulted primarily from an increase in borrowed funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2007, prepayments and maturities of investment securities totaled $16,092,008.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2007.

Interest Rate Sensitivity Analysis At December 31, 2007 ($ in thousands)
	Interest Sensitivity Period				Total Within One Year	One Year To Two Years	Non-interest Sensitive and Over Two Years	Total
	30 Day	90 Day	180 Day	365 Day
Earning Assets:
Total Investment Securities	$8,375	$5,075	$8,501	$11,398	$33,349	$15,564	$49,792	$98,705
Loans	174,501	5,565	10,915	13,084	204,065	18,898	71,798	294,761
Other interest-earning assets	10,527	18,000	-	-	28,527	-	7,158	35,685
	193,403	28,640	19,416	24,482	265,941	34,462	128,748	429,151

Source of Funds:
Savings and time deposits	54,151	27,163	43,522	28,638	153,474	17,835	22,113	193,422
Other interest-bearing liabilities	49,456	18,000	-	-	67,456	5,366	57,632	130,454
Non-interest-bearing sources	-	-	-	-	-	-	105,275	105,275
	103,607	45,163	43,522	28,638	220,930	23,201	185,020	429,151

Asset (Liability) Sensitivity Gap:
Period Gap	$89,796	$(16,523)	$(24,106)	$(4,156)	$45,011	$11,261	$(56,272)	-
Cumulative Gap	$89,796	$73,273	$49,167	$45,011	$45,011	$56,272
Cumulative Gap to Total Assets	20.9%	17.1%	11.5%	10.5%	10.5%	13.1%

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

Three months ended March 31, 2007 compared to three months ended March 31, 2006

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1,325,894 for the three months ended March 31, 2007, an increase of 24.2% over the $1,067,543 reported for the three months ended March 31, 2006. Diluted net income per share was $0.33 for the three months ended March 31, 2007 compared to $0.28 reported for the three months ended March 31, 2006. All share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios remained strong for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Return on average assets and return on average equity were 1.28% and 14.87%, respectively, for the three months ended March 31, 2007, compared to 1.18% and 14.25%, respectively, for the corresponding prior year period.

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

Non-Interest Income

Total non-interest income for the three months ended March 31, 2007 was $643,741, a decrease of $66,283, or 9.3%, over non-interest income of $710,025 for the three months ended March 31, 2006.

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

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $90,348 for the three months ended March 31, 2007 compared to $61,039 for the three months ended March 31, 2006. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

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

Non-Interest Expense

Non-interest expenses decreased by $48,885, or 1.6%, to $3,074,224 for the three months ended March 31, 2007 from $3,123,109 for the three months ended March 31, 2006. The following table presents the major components of non-interest expenses for the three months ended March 31, 2007 and 2006.

Non-interest Expenses
	Three months ended March 31,
	2007	2006
		(Restated)
Salaries and employee benefits	$1,863,252	$1,709,213
Occupancy expenses	527,753	322,359
Equipment expense	125,413	121,004
Marketing	24,881	109,098
Computer services	197,076	166,635
Regulatory, professional and other fees	108,786	391,391
Office expense	142,374	102,023
All other expenses	84,689	201,386
	$3,074,224	$3,123,109

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $154,039, or 9.0%, to $1,863,252 for the three months ended March 31, 2007 compared to $1,709,213 for the three months ended March 31, 2006. The increase in salaries and employee benefits for the three months ended March 31, 2007 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 102 full-time equivalent employees at March 31, 2007 as compared to 89 full-time equivalent employees at March 31, 2006. The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4 and the resultant salary and benefit expenses by approximately $25,000.

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

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources. The Bank’s efficiency ratio decreased to 60.3% for the three months ended March 31, 2007, compared to 63.2% for the three months ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses was $40,000 for the three months ended March 31, 2007 and $170,000 for the three months ended March 31, 2006. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Net charge offs/recoveries amounted to a net recovery of $79,703 for the three months ended March 31, 2007 compared to a net recovery of $2,515 for the three months ended March 31, 2006. See “Allowance for Loan Losses and Related Provision” on page 25.

Financial Condition

March 31, 2007 Compared with December 31, 2006

Total consolidated assets at March 31, 2007 totaled $421,607,485, increasing by $28,675,305 from $392,932,180 at December 31, 2006. On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution. This acquisition added approximately $19 million in new deposits. In connection with such acquisition, the Company recorded $472,726 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet for the quarter ended March 31, 2007.

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

Non-performing loans decreased by $627,944 to $3,565,265 at March 31, 2007 from $4,193,209 at December 31, 2006. The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process. The balance of the non-performing loans are centered in commercial loans for which litigation has commenced. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, non-performing loans to total loans decreased to 1.32% at March 31, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $627,944 to $3,565,265 at March 31, 2007 from $4,193,209 at December 31, 2006. Non-performing assets represented 0.85% of total assets at March 31, 2007 and 1.07% at December 31, 2006. Non-performing loans as a percentage of total loans were 1.32% at March 31, 2007, compared to 1.58% at December 31, 2006.

The Bank had no loans classified as restructured loans at March 31, 2007 or December 31, 2006.

At March 31, 2007 and December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest.

Non-Performing Assets and Loans	March 31,	December 31,
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	3,565,265	4,193,209
Total non-performing loans	3,565,265	4,193,209
Other real estate owned	0	0
Total non-performing assets	$3,565,265	$4,193,209

Non-performing loans to total loans	1.27%	1.58%
Non-performing assets to total assets	0.85%	1.07%

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

The allowance for loan losses amounted to $3,348,063 at March 31, 2007, an increase of $19,703 from December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.19% at March 31, 2007 and 1.16% at December 31, 2006, respectively. Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2007 totaled $36,921,769, an increase of $1,975,264, or 5.7%, from $34,946,505 at December 31, 2006. Book value per common share rose to $9.31 at March 31, 2007 from $8.81 at December 31, 2006. The ratio of shareholders’ equity to total assets was 8.76% at March 31, 2007 and 8.89% at December 31, 2006.

The increase in shareholders’ equity and book value per share resulted primarily from net income of $1,325,894 and the decrease in unrealized holding losses on available for sale securities.

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

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007 -
Company
Total Capital to Risk Weighted Assets	$58,047,406	18.12%	$25,629,680	>8%	$32,037,100	N/A
Tier 1 Capital to Risk Weighted Assets	49,160,070	15.34%	12,814,840	>4%	19,222,260	N/A
Tier 1 Capital to Average Assets	49,160,070	12.08%	16,271,503	>4%	20,339,378	N/A
Bank
Total Capital to Risk Weighted Assets	$55,213,150	17.23%	$25,629,680	>8%	$32,037,100	>10%
Tier 1 Capital to Risk Weighted Assets	51,865,087	16.19%	12,814,840	>4%	19,222,260	>6%
Tier 1 Capital to Average Assets	51,865,087	12.81%	16,192,200	>4%	20,240,250	>5%

As of December 31, 2006 - restated
Company
Total Capital to Risk Weighted Assets	$61,652,577	19.93%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,220,481	15.26%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,220,481	11.99%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,520,979	17.30%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,292,619	16.26%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,292,619	12.80%	15,710,320	>4%	19,637,900	>5%

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

Three months ended June 30, 2007 compared to three months ended June 30, 2006

RESULTS OF OPERATIONS

Summary

The Company realized net income of $1,418,099 for the three months ended June 30, 2007, an increase of 16.5% from the $1,217,716 reported for the three months ended June 30, 2006.  Diluted net income per share was $0.35 for the three months ended June 30, 2007 compared to $0.30 per diluted share for the three months ended June 30, 2006.  All share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios remained strong for the three months ended June 30, 2007.  Return on average assets and return on average equity were 1.35% and 15.36% for the three months ended June 30, 2007 compared to 1.30% and 15.87%, respectively, for the three months ended June 30, 2006.

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

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $30,000 for the three months ended June 30, 2007 and $170,000 for the three months ended June 30, 2006.  See “Allowance for Loan Losses and Related Provision” on page 25.

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

Non-Interest Expenses

Non-interest expenses decreased by $214,269, or 6.9%, to $2,875,337 for the three months ended June 30, 2007 from $3,089,606 for the three months ended June 30, 2006.  The following table presents the major components of non-interest expenses for the three months ended June 30, 2007 and 2006.

Non-Interest Expenses	Three months ended June 30,
	2007	2006
		(Restated)
Salaries and employee benefits	$1,687,666	$1,685,372
Occupancy expenses	538,213	381,518
Equipment expense	120,796	116,163
Marketing	22,145	65,100
Computer services	215,898	175,327
Regulatory, professional and other fees	73,320	290,178
Office expense	152,408	105,630
All other expenses	64,891	270,318
Total	$2,875,337	$3,089,606

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $2,294, or 0.1%, to $1,687,666 for the three months ended June 30, 2007 compared to $1,685,372 for the three months ended June 30, 2006.  The modest increase in salaries and employee benefits for the three months ended June 30, 2007 was a result of a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans combined with a modest increase in staffing levels.  Staffing levels overall increased to 97 full-time equivalent employees at June 30, 2007 as compared to 93 full-time equivalent employees at June 30, 2006.  The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4.

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

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio decreased to 57.9% for the three months ended June 30, 2007, compared to 60.8% for the three months ended June 30, 2006.

Financial Condition

June 30, 2007 Compared with December 31, 2006

Total consolidated assets at June 30, 2007 totaled $428,116,992, increasing by $35,716,868 from $392,400,124 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.  In connection with such acquisition, the Company recorded $472,726 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet at June 30, 2007.

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

Non-performing loans decreased by $699,453 to $3,493,756 at June 30, 2007 from $4,193,209 at December 31, 2006.  The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process.  The balance of the non-performing loans are centered in commercial loans for which litigation has commenced.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated.  As the table demonstrates, non-performing loans to total loans decreased to 1.23% at June 30, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $679,453 to $3,513,756 at June 30, 2007 from $4,193,209 at December 31, 2006.  Non-performing assets represented 0.82% of total assets at June 30, 2007 and 1.07% at December 31, 2006.  Non-performing loans as a percentage of total loans were 1.23% at June 30, 2007, compared to 1.58% at December 31, 2006.

The Bank had no loans classified as restructured loans at June 30, 2007 or December 31, 2006.

At June 30, 2007 and December 31, 2006, the Bank had no loans that were 90 days or more past due but still accruing interest.

Non-Performing Assets and Loans	June 30,	December 31,
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	3,493,756	4,193,209
Total non-performing loans	3,493,756	4,193,209
Other real estate owned	0	0
Total non-performing assets	$3,493,756	$4,193,209

Non-performing loans to total loans	1.23%	1.58%
Non-performing assets to total assets	0.82%	1.07%

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

The allowance for loan losses amounted to $3,310,080 at June 30, 2007, an increase of $81,720 from December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.12% at June 30, 2007 and 1.16% at December 31, 2006, respectively.  Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2007 totaled $37,312,137, an increase of $2,365,632, or 6.8%, from $34,946,505 at December 31, 2006.  Book value per common share rose to $9.43 at June 30, 2007 from $8.81 at December 31, 2006.  The ratio of shareholders’ equity to total assets was 8.72% at June 30, 2007 and 8.89% at December 31, 2006.

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

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007 -
Company
Total Capital to Risk Weighted Assets	$59,153,637	17.50%	$27,048,560	> 8%	$33,810,700	N/A
Tier 1 Capital to Risk Weighted Assets	50,671,266	14.99%	13,524,280	> 4%	20,286,420	N/A
Tier 1 Capital to Average Assets	50,671,266	12.08%	16,788,365	> 4%	20,985,457	N/A
Bank
Total Capital to Risk Weighted Assets	$56,560,992	16.73%	$27,048,560	> 8%	$33,810,700	>10%
Tier 1 Capital to Risk Weighted Assets	53,250,912	15.75%	13,524,280	> 4%	20,286,420	> 6%
Tier 1 Capital to Average Assets	53,250,912	12.72%	16,749,000	> 4%	20,936,250	> 5%

As of December 31, 2006 - restated
Company
Total Capital to Risk Weighted Assets	$61,652,577	19.93%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,220,481	15.26%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,220,481	11.99%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,520,979	17.30%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,292,619	16.26%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,292,619	12.80%	15,710,320	>4%	19,637,900	>5%

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006

RESULTS OF OPERATIONS

Summary

The Company realized net income of $1,435,730 for the three months ended September 30, 2007, an increase of 15.8% from the $1,239,568 reported for the three months ended September 30, 2006.  Diluted net income per share was $0.36 for the three months ended September 30, 2007 compared to $0.31 per diluted share for the three months ended September 30, 2006.  All share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios remained strong for the three months ended September 30, 2007.  Return on average assets and return on average equity were 1.32% and 14.84% for the three months ended September 30, 2007 compared to 1.26% and 15.08%, respectively, for the three months ended September 30, 2006.

A significant factor impacting the Company’s net interest income has been the rising level of market interest rates that characterized the marketplace in 2006 and has continued through the first nine months of 2007.  The Federal Reserve Bank’s Open Market Committee (“FOMC”) raised short-term interest rates four times during 2006, which raised the targeted Federal funds rate to 5.25%, the level that continued through mid-September 2007.  In response to reduced inflation pressures and a level of instability in financial markets, the FOMC reduced the Federal funds rate 50 basis points to 4.75% on September 18, 2007.  Prior to this rate cut, the increases in short-term market rates drove up the cost of the Company’s deposits.  As a result, the Company experienced a 34 basis point increase in the cost of its interest-bearing deposits to 4.02% for the three months ended September 30, 2007 compared to 3.68% for the three months ended September 30, 2006.  In addition, the yield on the Company’s interest-earning assets decreased 6 basis points to 7.77% for the three months ended September 30, 2007 compared to 7.83% for the three months ended September 30, 2006.  The Company’s net interest margin experienced a decrease of 43 basis points to 4.51% for the three months ended September 30, 2007 compared to 4.94% for the three months ended September 30, 2006.

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

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $30,000 for the three months ended September 30, 2007 and $100,000 for the three months ended September 30, 2006.  See “Allowance for Loan Losses and Related Provision” on page 25.

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

Non-Interest Expense

Non-interest expenses decreased by $113,604, or 3.6%, to $3,011,371 for the three months ended September 30, 2007 from $3,124,975 for the three months ended September 30, 2006.  The following table presents the major components of non-interest expenses for the three months ended September 30, 2007 and 2006.

Non-interest Expenses
	Three months ended September 30,
	2007	2006
		(Restated)
Salaries and employee benefits	$1,810,573	$1,670,169
Occupancy expenses	431,888	413,679
Equipment expense	109,336	133,116
Marketing	27,141	103,152
Computer services	213,763	199,035
Regulatory, professional and other fees	112,286	179,313
Office expense	142,749	127,151
All other expenses	163,635	299,360
	$3,011,371	$3,124,975
Total

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $140,404, or 8.4%, to $1,810,573 for the three months ended September 30, 2007 compared to $1,670,169 for the three months ended September 30, 2006.  The increase in salaries and employee benefits for the three months ended September 30, 2007 was a result of an increase in staffing levels partially offset by a lower level of expenses incurred in connection with the Company’s health insurance and other employee benefit plans.  Staffing levels overall increased to 104 full-time equivalent employees at September 30, 2007 as compared to 90 full-time equivalent employees at September 30, 2006.  The February 23, 2007 acquisition of the Hightstown branch contributed to this increase by increasing the number of full-time equivalent employees by 4.

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

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio decreased to 58.3% for the three months ended September 30, 2007, compared to 59.3% for the three months ended September 30, 2006.

Financial Condition

September 30, 2007 Compared with December 31, 2006

Total consolidated assets at September 30, 2007 totaled $429,889,889, increasing by $36,957,709 from $392,932,180 at December 31, 2006.  On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution.  This acquisition added approximately $19 million in new deposits.  In connection with such acquisition, the Company recorded $472,726 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet at September 30, 2007.

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

Non-performing loans decreased by $172,383 to $4,020,826 at September 30, 2007 from $4,193,209 at December 31, 2006.  The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process.  The balance of the non-performing loans are centered in commercial loans for which litigation has commenced.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated.  As the table demonstrates, non-performing loans to total loans decreased to 1.40% at September 30, 2007 from 1.58% at December 31, 2006 for the reasons previously stated, but loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

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

Non-Performing Assets and Loans	September 30,	December 31,
	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$302	$0
Non-accrual loans	4,020,524	4,193,209
Total non-performing loans	4,020,826	4,193,209
Other real estate owned	0	0
Total non-performing assets	$4,020,826	$4,193,209

Non-performing loans to total loans	1.40%	1.58%
Non-performing assets to total assets	0.93%	1.07%

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

The allowance for loan losses amounted to $3,318,080 at September 30, 2007, an increase of $89,720 from December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.11% at September 30, 2007 and 1.16% at December 31, 2006, respectively.  Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	September 30, 2007	December 31, 2006	September 30, 2006

Balance, beginning of period	$3,228,360	$2,361,375	$2,361,375
Provision charged to operating expenses	100,000	893,500	440,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(88,891)	(11,154)	(11,154)
Loans to individuals	(1,614)	(18,314)	(285)
Lease financing	(478)	-	-
All other loans	-	-	-
	(90,983)	(29,468)	(11,439)
Recoveries:
Construction loans	75,000	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	153	-
Loans to individuals	5,703	2,800	2,800
Lease financing	-	-	153
All other loans	-	-	-
	80,703	2,953	2,953

Net (charge offs) / recoveries	(10,280)	(26,515)	(8,486)
Balance, end of period	$3,318,080	$3,228,360	$2,792,889

Loans:
At period end	$299,834,417	$278,751,255	$277,480,859
Average during the period	289,702,788	271,740,647	277,151,149
Net charge offs to average loans outstanding	0.00%	(0.01%)	0.00%
Allowance for loan losses to:
Total loans at period end	1.11%	1.16%	1.00%
Non-performing loans	82.52%	76.99%	337.34%

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

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2007 totaled $39,471,721, an increase of $4,525,216, or 12.9%, from $34,946,505 at December 31, 2006.  Book value per common share rose to $9.94 at September 30, 2007 from $8.81 at December 31, 2006.  The ratio of shareholders’ equity to total assets was 9.18% at September 30, 2007 and 8.89% at December 31, 2006.

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

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2007 and December 31, 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007 -
Company
Total Capital to Risk Weighted Assets	$60,725,294	18.04%	$26,936,560	>8%	$33,670,700	N/A
Tier 1 Capital to Risk Weighted Assets	52,772,565	15.67%	13,468,280	>4%	20,202,420	N/A
Tier 1 Capital to Average Assets	52,772,565	12.24%	17,245,170	>4%	21,556,463	N/A
Bank
Total Capital to Risk Weighted Assets	$58,356,510	17.33%	$26,936,560	>8%	$33,670,700	>10%
Tier 1 Capital to Risk Weighted Assets	55,038,430	16.35%	13,468,280	>4%	20,202,420	>6%
Tier 1 Capital to Average Assets	55,038,430	12.77%	17,204,360	>4%	21,505,450	>5%

As of December 31, 2006 - restated
Company
Total Capital to Risk Weighted Assets	$61,652,577	19.93%	$24,751,678	>8%	$30,939,598	N/A
Tier 1 Capital to Risk Weighted Assets	47,220,481	15.26%	12,375,839	>4%	18,563,759	N/A
Tier 1 Capital to Average Assets	47,220,481	11.99%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital to Risk Weighted Assets	$53,520,979	17.30%	$24,751,040	>8%	$30,938,800	>10%
Tier 1 Capital to Risk Weighted Assets	50,292,619	16.26%	12,375,520	>4%	18,563,280	>6%
Tier 1 Capital to Average Assets	50,292,619	12.80%	15,710,320	>4%	19,637,900	>5%

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is broader than SFAS 141, which only applied to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141 (R) requires those costs to be recognized separately from the acquisition. In accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. Acquisition related transaction costs will be expensed as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of this FAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of SFAS 160 on its financial statements.

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Financial Accounting Standards Board (FASB) No. 156, “Accounting for Servicing of Financial Assets” and FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided that the entity also elected to apply the provisions of SFAS 157, “Fair Value Measurements.” The Company is not currently electing to measure any additional financial instruments at fair value under this Statement and the adoption of FAS 159 is not expected to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The definition and framework apply to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement also requires expanded disclosure in interim and annual financial statements about how the Company uses fair value. The disclosures focus on items measured at fair value based on significant unobservable inputs and the effect of fair value measurements on earnings. The disclosures are only required for items recognized and reported at fair value in the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company will not be required to recognize any new instruments at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application was encouraged. Prospective application of the provisions of SFAS 157 is required as of the beginning of the fiscal year in which it is initially applied, except for certain circumstances specified in the Statement that require retrospective application. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, residential mortgage loans held for sale, mortgage servicing rights and derivatives. The Company does not anticipate any material impact on its financial statements upon partial adoption of FAS 157 for its fiscal year beginning January 1, 2008. The Company is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning January 1, 2009 relating to nonfinancial assets and liabilities on the Company’s financial statements including goodwill and other intangible assets.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06–05, “Accounting for Purchases of Life Insurance–Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85–4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85–4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual–life by individual–life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06–05 should be adopted through either (1) a change in accounting principle through a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06–05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06–05 did not have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06–04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” or APB Opinion No. 12, “Omnibus Opinion 1967.” Furthermore, the purchase of a split–dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06–04 are to be applied through either a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06–04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company’s implementation of this interpretation did not have a material impact on the Company’s financial position or results of operations and did not result in an adjustment to opening retained earnings.

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) on page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page F-1 hereof.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2007. The evaluation was done under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the principal executive officer and the principal financial officer, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, internal audit and compliance functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the evaluation of our Disclosure Controls, and in light of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” our principal executive officer and the principal financial officer concluded that the Company’s Disclosure Controls were not effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles and within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Disclosure Controls were not effective as of December 31, 2007 due to material weaknesses in our internal control over financial reporting that existed as of December 31, 2007, as described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Material weaknesses in internal control over financial reporting that existed as of December 31, 2007 resulted in the following:

•
Errors made in accounting for (i) current tax liabilities principally related to the Company’s trust preferred securities and (ii) deferred tax assets, in both cases in 2007 and 2006 and prior periods, resulting in an underestimate of current tax liabilities and an overestimate of deferred tax assets;

•
Overestimation of liabilities related to future benefits to plan participants in the Company's Supplemental Executive Retirement Plan in connection with the implementation of FAS 158 in 2006 resulting in an increase in expenses, and an underestimation of liabilities related to future benefits to plan participants in the Company's Supplemental Executive Retirement Plan, resulting in a reduction of expenses in the first three quarters of 2007; and

•
Failure to adequately evaluate estimation of certain non-interest operating expenses for, among other things, professional fees, advertising and business development, resulting in an over-accrual of certain non-interest operating expenses in 2006 and a resultant decrease in tax expense for 2006.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weakness in internal control over financial reporting, which in all instances are impacted by the lack of adequate staffing and procedural breakdowns in compliance with the Company’s internal policies and procedures.  Based on their assessment using those criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is not effective.

As of the date of the filing of this Form 10-K, the Company has taken the following steps to remediate the material weakness described above:

•
Current and Deferred Tax Accounting – The Company has implemented an internal policy pursuant to which the Company will retain external tax preparation and compliance consultants to assist it with analyzing the Company’s accounting for income taxes and tax compliance for compliance with generally accepted accounting principles and reviewing the results with the Company’s principal executive officer and financial officer on a quarterly basis.

•
Supplemental Executive Retirement Plan – The Company’s principal executive officer, financial officer and human resources officer will review on a quarterly basis with the plan’s administrator and actuarial consultant to determine that all liability balances and expense levels are properly recorded and reflect the current life circumstances of all participants in the plan.

•
Accrued Liabilities – The Company’s principal executive officer and principal financial officer will meet at the end of each fiscal quarter to review documentation in support of all major operating expense accruals to determine if expense accruals are properly supported by documentation and that these expense accruals are consistent with generally accepted accounting principles.

Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Directors and Executive Officers” and “Corporate Governance”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.  The information in the table has been adjusted for the 6% stock dividend declared December 20, 2007 and paid February 6, 2008 to shareholders of record on January 23, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	90,876	$13.40	335,119
Equity compensation plans not approved by security holders (2)	65,962	$6.12	-
Total	156,838	$10.48	335,119

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheet – December 31, 2007 and 2006.

Consolidated Statements of Income – For the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2007.

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit No.		Description

3	(i)	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

3	(ii)(A)	Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

3	(ii)(B)	Amendment No. 2 to By-laws of the Company (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1		Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

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

4.4
Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company’s Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company’s Form 8-A12G filed with the SEC on March 18, 2004)

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

Exhibit No.		Description

10.11	#
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

10.14	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005)

10.15	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.16	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

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

Exhibit No.		Description

10.24	*#	Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004

10.25	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.26
Branch Purchase and Assumption Agreement, dated as of November 6, 2006, by and between 1st Constitution Bank and Sun National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2006)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

____________________
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

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the year ended December 31, 2006 have been restated.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
April 14, 2008

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS		(Restated)

CASH AND DUE FROM BANKS	$7,517,158	$10,336,334

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	30,944	25,478

Total cash and cash equivalents	7,548,102	10,361,812

INVESTMENT SECURITIES
Available for sale, at fair value	75,192,137	70,421,328
Held to maturity (fair value of $23,411,269 and $19,164,679 in 2007 and 2006, respectively)	23,512,346	19,254,476
Total securities	98,704,483	89,675,804

LOANS HELD FOR SALE	10,322,005	13,608,942

LOANS	294,760,718	265,142,313
Less- Allowance for loan losses	(3,348,080)	(3,228,360)

Net loans	291,412,638	261,913,953

PREMISES AND EQUIPMENT, net	2,760,203	3,033,618

ACCRUED INTEREST RECEIVABLE	2,495,732	2,235,671

BANK-OWNED LIFE INSURANCE	9,545,009	9,179,408

OTHER REAL ESTATE OWNED	2,960,727	-

OTHER ASSETS	3,402,640	2,921,496
Total assets	$429,151,539	$392,930,704

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$59,055,803	$64,305,445
Interest bearing	270,276,565	248,418,977
Total deposits	329,332,368	312,724,422

BORROWINGS	35,600,000	17,200,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	23,712,000
ACCRUED INTEREST PAYABLE	1,992,187	1,957,574
ACCRUED EXPENSES AND OTHER LIABILITIES	2,696,667	2,389,663
Total liabilities	388,178,222	357,983,659

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value; 30,000,000 shares authorized; 3,993,905 and 3,967,431 shares issued and 3,992,715 and 3,967,222 shares outstanding as of December 31, 2007 and 2006, respectively	32,514,936	28,886,105
Retained earnings	9,009,955	7,010,211
Treasury Stock, at cost, 1,190 shares and 209 shares at December 31, 2007 and 2006, respectively	(18,388)	(3,545)
Accumulated other comprehensive loss	(533,186)	(945,726)
Total shareholders’ equity	40,973,317	34,947,045
Total liabilities and shareholders’ equity	$429,151,539	$392,930,704

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007 and 2006

	2007	2006
		(Restated)
INTEREST INCOME:
Loans, including fees	$25,113,488	$23,166,544
Securities:
Taxable	4,278,288	3,448,780
Tax-exempt	875,697	604,846
Federal funds sold and
short-term investments	101,171	85,012
Total interest income	30,368,644	27,305,182

INTEREST EXPENSE:
Deposits	9,636,856	6,688,080
Securities sold under
agreements to repurchase
and other borrowed funds	1,514,907	1,687,749
Redeemable subordinated debentures	1,438,876	1,141,668

Total interest expense	12,590,639	9,517,497

Net interest income	17,778,005	17,787,685

PROVISION FOR LOAN LOSSES	130,000	893,500
Net interest income after provision
for loan losses	17,648,005	16,894,185

NON-INTEREST INCOME:
Service charges on deposit accounts	673,826	668,071
Gain on sales of loans	761,004	1,072,731
(Losses) gains on sales of investment securities, net	0	(99,714)
Income on Bank-owned life insurance	265,601	330,915
Other income	857,898	599,445
Total other income	2,558,329	2,571,448

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,196,552	6,741,050
Occupancy expense	1,658,820	1,448,227
Data processing expenses	829,037	733,954
Other operating expenses	2,416,859	3,091,616
Total other expenses	12,101,268	12,014,847
Income before income taxes	8,105,066	7,450,786

INCOME TAXES	2,662,284	2,725,824
Net income	$5,442,782	$4,724,962

NET INCOME PER SHARE
Basic	$1.37	$1.21
Diluted	$1.35	$1.18

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	3,969,943	3,894,898
Diluted	4,025,429	3,998,513

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006
Restated for the year ended December 31, 2006

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
		(Restated)		(Restated)	(Restated)

Original reported balance, January 1, 2006	$25,589,320	$5,981,802	$(1,008,998)	$(765,258)	$29,796,866

Cumulative effect of restatement on prior periods	-	327,177	-	5,607	332,784

Restated opening balance, January 1, 2006	25,589,320	6,308,979	(1,008,998)	(759,651)	30,129,650
Exercise of stock options, net and issuance of vested shares under employee benefit programs	(822,175)		1,418,000		595,825

Treasury Stock, 21,749 shares at cost			(412,547)		(412,547)

FAS 123R share-based compensation	95,230				95,230

6% stock dividend declared December 2006, including fractional share cash payments	4,023,730	(4,023,730)			-

Adjustment to initially apply FASB Statement No. 158 net of tax benefit of $302,088				(454,266)	(454,266)

Comprehensive Income:
Net income – 2006		4,724,962			4,724,962
Unrealized gain on securities available for sale net of tax expense of $287,139				268,191	268,191
Comprehensive Income					4,993,153

BALANCE, December 31, 2006	$28,886,105	$7,010,211	$(3,545)	$(945,726)	$34,947,045

Exercise of stock options, net and issuance of vested shares under employee benefit programs	78,773		232,060		310,833

FAS 123R share-based compensation	107,020				107,020

Acquisition of Treasury Stock, 13,548 shares at cost			(246,903)		(246,903)

6% stock dividend declared December 2007, including fractional share cash payments	3,443,038	(3,443,038)			-

Comprehensive Income:
Net income – 2007		5,442,782			5,442,782

Minimum pension liability net of tax benefit of $24,758				(37,231)	(37,231)

Unrealized loss on interest rate swap contract net of tax benefit of $39,842				(59,912)	(59,912)

Unrealized gain on securities available for sale net Of tax expense of $240,247				509,683	509,683

Comprehensive Income					5,855,322

BALANCE, December 31, 2007	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
		(Restated)
OPERATING ACTIVITIES:
Net income	$5,442,782	$4,724,962
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	130,000	893,500
Depreciation and amortization	747,647	627,833
Net amortization of premiums on securities	14,188	41,405
Gains on sales of loans	(761,004)	(1,072,731)
Losses on sale of investment securities, net	-	99,714
Originations of loans held for sale	(67,164,044)	(58,696,245)
Income on Bank-owned life insurance	(365,601)	(330,915)
Proceeds from sales of loans held for sale	71,211,985	62,917,768
Share-based compensation expense	107,020	95,230
Deferred tax benefit	(204,967)	(539,809)
(Increase) decrease in accrued interest receivable	(260,061)	(330,009)
Decrease (increase) in other assets	211,689	(294,866)
Increase in accrued interest payable	34,613	669,534
Increase (decrease) in accrued expenses and other liabilities	245,015	(410,088)

Net cash provided by (used in) operating activities	9,389,262	8,395,283

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(16,707,027)	(17,386,472)
Held to maturity	(7,677,917)	-
Proceeds from maturities and prepayments
of securities -
Available for sale	12,704,423	13,736,214
Held to maturity	3,387,585	2,483,768

Proceeds from sales of securities available for sale	-	2,899,385
Net increase in loans	(32,589,412)	(25,154,480)
Capital expenditures	(446,698)	(1,064,599)
Cash consolidation paid to acquire branch	(747,330)	-
Cash and cash equivalents acquired from branch	19,514,239	-

Net cash used in investing activities	(22,562,137)	(24,486,184)

FINANCING ACTIVITIES:

Stock compensation tax benefit	(43,472)	(40,271)
Exercise of stock options, net	310,833	595,825
Purchase of Treasury Stock	(246,903)	(412,547)
Net (decrease) increase in demand, savings and time deposits	(2,906,293)	6,914,955
Net advances (repayments) in other borrowings	18,400,000	(11,300,000)
(Repayments) proceeds from issuance of
redeemable subordinated debentures	(5,155,000)	18,557,000

Net cash provided by financing activities	10,359,165	14,314,962

(Decrease) increase in cash and
cash equivalents	(2,813,710)	(1,775,938)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	10,361,812	12,137,750

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$7,548,102	$10,361,812

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$12,052,481	$8,847,963
Income taxes	2,421,600	3,563,872
Non-cash investing activities
Real estate acquired in full satisfaction of loans
in foreclosure	$2,960,727	-

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central New Jersey area.  The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates ten additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey.

Restatement

The Consolidated Financial Statements as of and for the year ended December 31, 2006 and the related Notes to the Consolidated Financial Statements reflect restated amounts as a result of the adjustments described in Note 2, “Restatement of Consolidated Financial Statements For the Year Ended and As At December 31, 2006”.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), and 1st Constitution Capital Trust I, which was a subsidiary of the Company until April 2007 (“Trust I”), are not included in the Company’s consolidated financial statements as they are variable interest entities and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  This FSP was effective for reporting periods beginning after December 15, 2005.  At December 31, 2007 and 2006, the Company had no unrecognized losses on investments that would be defined as other than temporary under FSP 115-1.

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

The Bank accounts for its transfers and servicing financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Bank originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor.  Upon the transfer of the mortgage loans in a sale or a securitization, the Bank records the servicing assets retained in accordance with SFAS No. 140.  The Bank records mortgage servicing rights and the loans based on relative fair values at the date of origination.

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

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Bank protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Bank is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

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

The Bank adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), on January 1, 2003.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes.  Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of building is forty years, furniture and fixtures and equipment are three to fifteen years, and three to ten years for leasehold improvements.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Bank accounts for impairment of long lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.  The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2007 and 2006.

Derivative Contracts

Derivative contracts are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects.  Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

The Company follows SFAS No. 133, which was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (collectively SFAS No. 133).  SFAS No. 133, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

Income Taxes

  There are two components of income tax expense: current and deferred.  Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period.  Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely.  If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax expense or benefit is recognized for the change in deferred tax liabilities.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extend that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated fro impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  The Company calculates the fair value using a combination of the following valuation methods:  dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determines.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 3 – Acquisition and Note 10 – Goodwill and Other Intangibles for additional information.

Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment (SFAS 123R) adopted at January 1, 2006 under the modified prospective application method of transition.  The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with SFAS 123R, the Company estimates the number of options for which the requisite service is expected to be rendered.  Prior to January, 2006, the Company followed SFAS 123 and Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” with pro forma disclosures of net income and earnings per share, as if the fair vlue-based method of accounting defined in SFAS 123 had been applied.  See Note 17 – Stock-Based compensation for additional information.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Certain Assumptions Used in Valuation Methods.” SAB 110 expresses the views of the staff regarding the use of a “simplified” method as discussed in SAB No. 107, “Share-Based Payment,” in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123R.  The staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Under SAB 110, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 to help public companies, mostly small firms, that lack historical data on the exercising of options by employees.  SAB 110 is not expected to have any material impact on the Company’s financial statements.

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

The incremental effect of apply SFAS No. 158 on individual line items in the Consolidated Balance Sheets is as follows (In Thousands):

	Before Application of Statement 158 (Restated)	Adjustments (Restated)	After Application of Statement 158 (Restated)
Deferred income taxes	$1,905	$302	$2,207
Total Assets	392,421	302	392,723
Other liabilities	1,131	756	1,887
Total liabilities	356,725	756	357,481
Accumulated other comprehensive loss	(478)	(454)	(932)
Total shareholders’ equity	$35,696	($454)	$35,242

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

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method.  All share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations:

	Year Ended December 31, 2007
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common shareholders	$5,442,751	3,969,943	$1.37

Effect of dilutive securities
Options and Grants	-	55,486	(0.02)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$5,442,751	4,025,429	$1.35

All options have been included in the computation of diluted earnings per share.

	Year Ended December 31, 2006 (Restated)
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$4,724,963	3,894,897	$1.21

Effect of dilutive securities
Options and Grants	-	103,616	(0.03)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$4,724,963	3,998,513	$1.18

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established standards to provide prominent disclosure of comprehensive income items.  Comprehensive income is the charge in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Variable Interest Entities

Management has determined that Trust I and Trust II (the "Trusts") qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Trust II holds, as its sole asset, subordinated debentures issued by the Company.  Trust I held, as its sole asset, subordinated debentures issued by the Company until such debentures were redeemed by the Company, and Trust I was terminated, in April 2007. Subsequent to the issuance of FIN 46 and the establishment of Trust I, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were required to be applied to certain variable interest entities, including Trust I, by March 31, 2004, at which time Trust I was deconsolidated. Because Trust II was formed in 2006, subsequent to the adoption of FIN 46(R), its Balance Sheet and Statement of Operations have never been consolidated with those of the Company.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2007.

Segment Information

SFAS No. 131, “Segment Reporting”, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision-maker is the President and Chief Executive Officer.  The Company has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments to create one reportable segment, “Community Banking.”

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is broader than SFAS 141, which only applied to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141 (R) requires those costs to be recognized separately from the acquisition. In accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. Acquisition related transaction costs will be expensed as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of this FAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of SFAS 160 on its financial statements.

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Financial Accounting Standards Board (FASB) No. 156, “Accounting for Servicing of Financial Assets” and FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided that the entity also elected to apply the provisions of SFAS 157, “Fair Value Measurements.” The Company is not currently electing to measure any additional financial instruments at fair value under this Statement and the adoption of FAS 159 is not expected to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The definition and framework apply to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement also requires expanded disclosure in interim and annual financial statements about how the Company uses fair value. The disclosures focus on items measured at fair value based on significant unobservable inputs and the effect of fair value measurements on earnings. The disclosures are only required for items recognized and reported at fair value in the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company will not be required to recognize any new instruments at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application was encouraged. Prospective application of the provisions of SFAS 157 is required as of the beginning of the fiscal year in which it is initially applied, except for certain circumstances specified in the Statement that require retrospective application. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, residential mortgage loans held for sale, mortgage servicing rights and derivatives. The Company does not anticipate any material impact on its financial statements upon partial adoption of FAS 157 for its fiscal year beginning January 1, 2008. The Company is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning January 1, 2009 relating to nonfinancial assets and liabilities on the Company’s financial statements including goodwill and other intangible assets.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06–05, “Accounting for Purchases of Life Insurance–Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85–4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85–4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual–life by individual–life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06–05 should be adopted through either (1) a change in accounting principle through a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06–05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06–05 did not have a material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06–04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” or APB Opinion No. 12, “Omnibus Opinion 1967.” Furthermore, the purchase of a split–dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06–04 are to be applied through either a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06–04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company’s implementation of this interpretation did not have a material impact on the Company’s financial position or results of operations and did not result in an adjustment to opening retained earnings.

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

2.           Restatement of Consolidated Financial Statements For the Year Ended and As At December 31, 2006

On March 14, 2008, the Company filed a Current Report on Form 8-K with the SEC disclosing that (i) the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2007 and March 31, 2006, the three- and six-month periods ended June 30, 2007 and June 30, 2006, and the three- and nine-month periods ended September 30, 2007 and September 30, 2006 (collectively, the “Previously Issued Financial Statements”) previously filed with the SEC should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated because of errors in such financial statements.  The Previously Issued Financial Statements for the year ended and as at December 31, 2006 contained the following errors, which are described in more detail below:

•
Errors made in accounting for (i) current tax liabilities principally related to the Company’s trust preferred securities and (ii) deferred tax assets in 2006 and prior periods, resulting in an underestimate of current tax liabilities and an overestimate of deferred tax assets;

•
Overestimation of liabilities related to future benefits to plan participants in the Company's Supplemental Executive Retirement Plan in connection with the implementation of FAS 158 in 2006, resulting in an increase in expenses; and

•
Failure to adequately evaluate estimation of certain non-interest operating expenses for, among other things, professional fees, advertising and business development, resulting in an over-accrual of certain non-interest operating expenses in 2006 and a resultant decrease in tax expense for 2006.

The following sets forth the effect of the restatement adjustments on the applicable line items with the Company’s Consolidated Statement of Income for the year ended December 31, 2006:

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31, 2006 – Restated

		Restatement
	2006	Adjustments	2006
	( as filed )		( restated )
INTEREST INCOME:
Interest and fees on loans	$23,166,544		$23,166,544
Interest on securities:
Taxable	3,448,780		3,448,780
Tax- exempt	604,846		604,846
Interest on Federal funds sold and
short-term investments	85,012		85,012

Total interest income	27,305,182		27,305,182

INTEREST EXPENSE:
Interest on deposits	6,688,080		6,688,080
Interest on securities sold under
agreements to repurchase
and other borrowed funds	1,687,749		1,687,749
Interest on redeemable subordinated debentures	1,141,668		1,141,668

Total interest expense	9,517,497		9,517,497

Net interest income	17,787,685		17,787,685

PROVISION FOR LOAN LOSSES	893,500		893,500
Net interest income after provision
for loan losses	16,894,185		16,894,185

NON-INTEREST INCOME:
Service charges on deposit accounts	668,071		668,071
Gain on sale of loans held for sale	1,072,731		1,072,731
(Loss)/gain on sale of securities available for sale	(99,714)		(99,714)
Income on Bank-owned life insurance (1)	350,476	(19,561)	330,915
Other income	599,445		599,445

Total other income	2,591,009	(19,561)	2,571,448

NON-INTEREST EXPENSES:
Salaries and employee benefits (2)	6,799,619	(58,569)	6,741,050
Occupancy expense (3)	1,434,728	13,499	1,448,227
Other operating expenses (4)	3,803,509	22,061	3,825,570

Total other expenses	12,037,856	(23,009)	12,014,847

Income before income taxes	7,447,338	3,448	7,450,786

INCOME TAXES (5)	2,114,494	611,330	2,725,824

Net Income	$5,332,844	$(607,882)	$4,724,962

NET INCOME PER SHARE
Basic	$1.37		$1.21
Diluted	$1.33		$1.18

(1) Income on Bank-owned life insurance was reduced by $19,561 to reconcile the cash surrender value of the policies with the balances subsequently provided by the benefit plan administrator.  (2) Salaries and employee benefits was reduced by $58,569 which is the net result of (a) an increase of $51,778 to accrue additional 2006 charges for employee health insurance premiums and (b) a decrease of $110,347 to correct an over-accrual of the costs related to future benefits to plan participants in the Company’s Supplemental Executive Retirement Plan.  (3) Occupancy Expense was restated by $13,499 to record additional rent expense under the straight-line method in accordance with Statement of Financial Accounting Standards no. 13, “Accounting for Leases”, (4) Other operating expenses was restated by $22,061 which is the net result of (a) an increase of $168,000 to increase 2006 expense for the impact of over-accrued expenses from prior periods that were reversed into income during 2006 and (b) a decrease of $145,939 to reverse current year over-accruals of certain operating expenses.  (5) Income taxes were increased by $611,330 which is the net result of (a) an increase of $702,202 to restate the current tax liability related to the Company’s trust preferred securities and deferred tax assets and (b) a reduction of $90,872 for the tax benefits attributable to the increased expense level resulting from the restatement adjustments.

The following sets forth the effect of the restatement adjustments on the applicable line items with the Company’s Consolidated Balance Sheet as at December 31, 2006:

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEET
December 31, 2006 – Restated
		Restatement
ASSETS	2006	Adjustments	2006
	( as filed )		( restated )
CASH AND DUE FROM BANKS	$10,336,334		$10,336,334

FEDERAL FUNDS SOLD/SHORT TERM INVESTMENTS	25,478		25,478

Total cash and cash equivalents	10,361,812		10,361,812

SECURITIES
Available for sale, at fair value	70,421,328		70,421,328
Held to maturity (fair value of $19,164,679 and $21,521,026
in 2006 and 2005, respectively)	19,254,476		19,254,476

Total securities	89,675,804		89,675,804

LOANS HELD FOR SALE	13,608,942		13,608,942

LOANS	265,142,313		265,142,313
Less- Allowance for loan losses	(3,228,360)		(3,228,360)

Net loans	261,913,953		261,913,953

PREMISES AND EQUIPMENT, net	3,033,618		3,033,618

ACCRUED INTEREST RECEIVABLE	2,235,671		2,235,671

BANK-OWNED LIFE INSURANCE	9,179,408		9,179,408

OTHER ASSETS (1)	2,668,338	253,158	2,921,496

Total Assets	$392,677,546	$253,158	$392,930,704

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$64,305,445		$64,305,445
Interest bearing	248,418,977		248,418,977

Total deposits	312,724,422		312,724,422

OTHER BORROWINGS	17,200,000		17,200,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000		23,712,000
ACCRUED INTEREST PAYABLE	1,957,574		1,957,574
ACCRUED EXPENSES AND OTHER LIABILITIES (2)	1,886,980	502,683	2,389,663

Total liabilities	357,480,976	502,683	357,983,659

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock, no par value; 30,000,000
shares authorized; 3,967,431 shares issued
and 3,967,222 shares outstanding
as of December 31, 2006.	28,886,105		28,886,105
Retained earnings (3)	7,290,916	(280,705)	7,010,211
Treasury Stock, at cost, 209 shares
at December 31, 2006	(3,545)		(3,545)
Accumulated other comprehensive (loss) (4)	(976,906)	31,180	(945,726)

Total shareholders' equity	35,196,570	(249,525)	34,947,045

Total liabilities and shareholders' equity	$392,677,546	$253,158	$392,930,704

1) Other Assets was increased by $253,158 of which $247,815 represents the restatement of the Company’s deferred tax assets due to adjustments relating to (a) the Company’s trust preferred securities and (b) the Company’s Supplemental Executive Retirement Plan.  (2) Accrued Expenses and Other Liabilities increased by $502,683 which consists primarily of increases to accrued liability balances of $1,163,660 for income taxes and $37,349 for deferred rent expense partially offset by reductions in the balance due primarily to $698,327 of accrual reversals for over-accrued operating expenses.  (3) Retained Earnings was restated by $280,705 which represents the net of the negative impact of 2006 adjustments of $607,882 partially offset by the cumulative effect of restatement on prior periods of $327,177 as disclosed in the Consolidated Statements of Changes in Shareholders’ Equity on page F-5.  (4) Accumulated other comprehensive (loss) was reduced by $31,180 primarily as a result of the adjustment to restate balances relating to the Company’s Supplemental Executive Retirement Plan.

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2006:

	2006	Restatement Adjustments(1)	2006
	(as filed)		(restated)
Operating Activities:

Net income	$5,332,844	$(607,882)	$4,724,962

Income on Bank-owned life insurance	(350,476)	19,561	(330,915)

Deferred tax benefit	(471,367)	(68,442)	(539,809)

(Increase) in other assets	(1,370,830)	1,075,964	(294,866)

Increase (decrease) in accrued expenses and other liabilities	64,073	346,015	(410,088)

Share-based compensation expense	-	95,230 (2)	95,230

Net cash provided by operating activities	$8,355,013	40,270	$8,395,283

(1)
The restatement adjustments to the Company’s Consolidated Statement of Cash Flows are summarized as follows: (a) Net income represents the impact on operations from the 2006 restatement adjustments; (b) Income on Bank-owned life insurance was restated to reconcile the cash surrender value of the policies with the balances subsequently provided by the benefit plan administrator; (c) Other assets was increased primarily due to the restatement of the Company’s deferred tax assets; and (d) Accrued expenses and other liabilities was affected primarily by the restatement of the Company’s income tax liabilities.

(2)
Represents a reclassification of share-based compensation expense from Financing Activities in the 2006 Consolidated Statement of Cash Flows as filed to Operating Activities in the 2006 Consolidated Statement of Cash Flows as restated.

3.           Acquisition of Unaffiliated Branch

On February 27, 2007, the Company, through the Bank, completed its acquisition of the Hightstown, New Jersey branch of another financial institution for a purchase price of $747,330.

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

In addition, the Bank recorded goodwill of $472,726 and a deposit intangible asset of $274,604.

4.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$29,561,717	$317,245	$(421,604)	$29,457,359
Mortgage backed securities	37,769,517	457,725	(57,365)	38,169,877
Obligations of State and
Political subdivisions	3,446,517	14,778	(7,713)	3,453,582
FHLB stock and other securities	4,383,823	0	(272,504)	4,111,319

	$75,161,574	$789,748	$(759,185)	$75,192,137

Held to maturity-
Mortgage backed securities	$4,502,574	$2,132	$(121,197)	$4,383,509
Obligations of State and
Political subdivisions	18,013,721	142,232	(4,718)	18,151,235
Other Securities	996,051	0	(119,526)	876,525

	$23,512,346	$144,364	$(245,441)	$23,411,269

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$35,625,182	$124,144	$(694,261)	$35,055,065
Mortgage backed securities	28,305,557	113,353	(216,111)	28,202,799
Obligations of State and
Political subdivisions	3,655,197	15,902	(31,749)	3,639,350
FHLB stock and other securities	3,554,759	304	(30,949)	3,524,114

	$71,140,695	$253,703	$(973,070)	$70,421,328

Held to maturity-
Mortgage backed securities	$5,540,670	$2,015	$(175,826)	$5,366,859
Obligations of State and
Political subdivisions	13,713,806	131,955	(47,941)	13,797,820

	$19,254,476	$133,970	$(223,767)	$19,164,679

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$5,748,287	$5,734,053	4.88%
Due after one year through five years	13,613,468	13,845,942	5.09%
Due after five years through ten years	10,654,348	10,736,895	5.12%
Due after ten years	45,145,471	44,875,247	5.39%

Total	$75,161,574	$75,192,137	5.25%

Held to maturity-
Due in one year or less	$7,519,727	$7,521,621	4.49%
Due after one year through five years	1,904,665	1,917,828	5.56%
Due after five years through ten years	5,371,683	5,421,885	5.54%
Due after ten years	8,716,271	8,549,935	5.70%

Total	$23,512,346	$23,411,269	5.27%
         * computed on a tax equivalent basis.

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006 are as follows:

2007		Less than 12 months		12 months or longer		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	25	$1,491,803	$(33,117)	$9,418,035	$(388,486)	$10,909,838	$(421,603)

Mortgage backed securities	15	4,278,329	(121,197)	5,230,207	(57,365)	9,508,536	(178,562)

Obligations of State and Political
Subdivisions	16	0	0	3,260,125	(12,431)	3,260,125	(12,431)

FHLB stock and other securities	5	2,596,788	(354,198)	458,355	(37,832)	3,055,143	(392,030)

Total temporarily impaired securities	61	$8,366,920	$(508,512)	$18,366,722	$(496,114)	$26,733,642	$(1,004,626)

2006		Less than 12 months		12 months or longer		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	28	$83,506	$(22)	$22,760,194	$(694,238)	$22,843,700	$(694,261)

Mortgage backed securities	33	6,274,180	(26,241)	13,608,019	(365,697)	19,882,199	(391,937)

Obligations of State and Political
Subdivisions	30	2,395,099	(12,271)	7,274,761	(67,419)	9,669,860	(79,690)

FHLB stock and other securities	3	967,328	(13,411)	967,960	(17,538)	1,935,288	(30,949)

Total temporarily impaired securities	94	$9,720,113	$(51,945)	$44,610,934	$(1,144,892)	$54,331,047	$(1,196,837)

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

FHLB stock and other securities:  The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027.  The unrealized losses on these securities were caused by interest rate increases.  The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company recorded no gains or losses on sales of securities available for sale in 2007 and gross losses on sales of securities available for sale of $99,714 in 2006.

As of December 31, 2007 and 2006, securities having a book value of $50,917,850 and $28,824,981, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

5.           Loans and Loans Held for Sale

Loans are as follows:

	2007	2006

Construction loans	$132,735,920	$125,268,871
Residential real estate loans	10,088,515	7,670,370
Commercial and commercial real estate loans	135,128,642	114,897,040
Loans to individuals	16,324,817	16,728,025
Deferred loan fees	302,818	404,074
All other	180,006	173,933
	$294,760,718	$265,142,313

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $10,322,005 at December 31, 2007 and $13,608,942 at December 31, 2006.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2007 and 2006 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2007 and 2006.

6.           Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2007	2006
Balance, beginning of year	$3,228,360	$2,361,375
Provision charged to operations	130,000	893,500
Loans charged off	(90,983)	(29,468)
Recoveries of loans charged off	80,703	2,953
Balance, end of year	$3,348,080	$3,228,360

The amount of loans which were not accruing interest amounted to $2,153,420 and $4,193,209 at December 31, 2007 and 2006, respectively.  Impaired loans totaled $3,304,510 and zero at December 31, 2007 and 2006, respectively.  There was a valuation allowance of $400,876 on impaired loans at December 31, 2007.  There were no loans 90 days or more past due and still accruing interest at December 31, 2007 or December 31, 2006.

Additional income before taxes amounting to $129,967 and $348,344 would have been recognized in 2007 and 2006, respectively, if interest on all loans had been recorded based upon original contract terms.  No interest was recognized on non-accrual loans in 2007 or 2006.  The average recorded investment in impaired loans for the years ended December 31, 2007 and 2006 was approximately $899,014 and zero, respectively.

7.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2007 and 2006 is as follows:

	2007	2006
Balance, beginning of year	$5,124,060	$2,632,162
Loans granted	140,000	3,154,202
Repayments of loans	(1,407,630)	(662,304)

Balance, end of year	$3,856,430	$5,124,060

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2007 and 2006.

8.           Premises And Equipment

Premises and equipment consist of the following:
	Estimated Useful Lives	2007	2006
Land		241,784	$241,784
Building	40 Years	735,579	735,579
Leasehold improvements	10 Years	2,187,879	2,011,056
Furniture and equipment	3 – 15 Years	2,634,361	2,364,917
		5,799,603	5,353,336

Less Accumulated depreciation		(3,039,400)	(2,319,718)
		$2,760,203	$3,033,618

Depreciation expense was $720,113 and $627,833 for the years ended December 31, 2007 and 2006, respectively.

9.           Other Real Estate Owned

The Bank held one property valued at $2,960,727 as Other Real Estate owned at December 31, 2007 and held no Other Real Estate Owned property at December 31, 2006.  The Company did not incur any write downs on foreclosed properties during the years ended December 31, 2007 and 2006.  There was no impairment on this property at December 31, 2007.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

10.           Intangible Assets

Intangible assets at December 31, 2007 are summarized as follows:

2007
Goodwill	$472,726
Core deposits intangible	247,070
Total	$719,796

The Company had no intangible assets at December 31, 2006.

Amortization expense of intangible assets was $27,534 for the year ended December 31, 2007.

Scheduled amortization of the core deposits intangible for each of the next five years is as follows:

2008	$36,712
2009	36,712
2010	36,712
2011	36,712
2012	36,712
Thereafter	63,510

11.           Deposits

Deposits consist of the following:

	2007	2006
Demand
Non-interest bearing	$59,055,803	$64,305,445
Interest bearing	86,168,444	82,113,165
Savings	62,094,432	53,630,726
Time	122,013,689	112,675,086
	$329,332,368	$312,724,422

Individual time deposits $100,000 or greater amounted to $53,855,542 and $48,074,279 at December 31, 2007 and 2006, respectively.  As of December 31, 2007, time certificates of deposit in amounts of $100,000 or more have remaining maturity time as follows:

Maturity Range	Amount
Three months or less	$16,677,115
Over three months through six months	17,988,814
Over six months through twelve months	14,942,550
Over twelve months	4,247,063
$53,855,542

12.           Borrowings

The balance of borrowings was $35,600,000 at December 31, 2007, consisting of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000.  The balance of borrowings at December 31, 2006 consisted of FHLB borrowings of $15,500,000 and overnight funds purchased of $1,700,000.

At December 31, 2007, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $23,783,000 and a One Month Overnight Repricing Line of Credit of $28,883,000.  Advances issued under these programs are subject to FHLB stock level and collateral requirements.  Pricing of these advances may fluctuate based on existing market conditions.  The Bank also maintains an unsecured federal funds line of $13,500,000 with a correspondent bank.

The Bank purchased five ten-year fixed rate convertible advances from the FHLB that total $25,500,000 in the aggregate.  These advances, in the amounts of $3,000,000, $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.82%, 5.50%, 5.34%, 5.06% and 4.08%, respectively.  The Bank purchased one two-year advance in the amount of $5,000,000 that bears interest at a 3.833% rate.  These advances are convertible quarterly at the option of the FHLB.  These advances are fully secured by marketable securities.

The FHLB advances mature as follows:

2007
2008	-
2009	$8,000,000
2010	12,500,000
2011	-
2012	-
Thereafter	10,000,000
$30,500,000

These callable advances have original maturity dates of ten years and call dates of one year to five years.  After the original call period expires, the borrowings are callable quarterly.  Due to the call provisions, expected maturities could differ from contractual maturities.

13.           Redeemable Subordinated Debentures

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

Effective April 22, 2007, the Company redeemed of all of the Subordinated Debentures.  The redemption price was 100% of the aggregate $5,155,000 principal amount of the Subordinated Debentures, plus approximately $236,882 of accrued interest thereon through the redemption date.  As a result of the redemption of the Subordinated Debentures, a like amount of capital securities issued by 1st Constitution Capital Trust I will also be redeemed under the same terms and conditions.  This redemption does not impact the Capital Securities issued by the Company’s wholly-owned subsidiary 1st Constitution Capital Trust II on May 30, 2006.

14.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2007	2006
		(Restated)
Federal-
Current	$2,464,723	$2,658,827
Deferred	(192,456)	(449,182)
	2,272,267	2,209,645
State-
Current	446,000	647,076
Deferred	(55,983)	(130,897)
	390,017	516,179
	$2,662,284	$2,725,824

A comparison of income tax expense at the Federal statutory rate in 2007 and 2006 to the Company’s provision for income taxes is as follows:

	2007	2006
		(Restated)

Federal income tax	$2,755,722	$2,533,267
Add (deduct) effect of:
State income taxes net of federal income tax effect	256,015	340,678
Tax-exempt interest income	(297,737)	(205,648)
Bank-owned life insurance	(124,304)	(119,162)
Other items, net	72,588	176,689
Provision for income taxes	$2,662,284	$2,725,824

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
		(Restated)
Deferred tax assets-
Allowance for loan losses	$1,337,223	$1,289,407
Employee benefits	85,670	40,271
Unrealized loss on securities available for sale	(12,880)	227,367
SERP Liability	1,018,988	801,311
Other	(94,415)	(56,720)
Net deferred tax assets	2,334,586	2,301,636

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

15.           Comprehensive Income and Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the year ended December 31, 2007	Before tax Amount	Tax Benefit (Expense)	Net of Tax amount
Net unrealized gains on available for sale securities: Net unrealized holding gains arising during period	749,930	$(240,247)	$509,683

Minimum pension liability	(61,989)	24,758	(37,231)

Change in fair value of interest rate swap contract	(99,754)	39,842	(59,912)
Other comprehensive income, net	$588,187	$(175,647)	$412,540

For the year ended December 31, 2006 (Restated)	Before Tax Amount	Tax Benefit (Expense)	Net of Tax amount
Net unrealized gains on available for sale securities: Net unrealized holding gains arising during period	$455,076	$(253,236)	$201,840

Less reclassification adjustment for net gains realized in net income	(99,714)	33,903	(65,811)
Net unrealized gains	554,790	(287,139)	267,651
Other comprehensive income, net	$554,790	$(287,139)	$267,651

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders’ equity were as follows:

	Net unrealized Gains (Losses) On Available For Sale Securities	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006 (Restated)	$(492,000)	-	$(454,266)	$(945,726)
Net Change	509,683	(59,912)	(37,231)	412,540
Balance, December 31, 2007	$17,683	$(59,912)	$(491,497)	$(533,186)

16.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation.  Under the plan, the Bank provided a matching contribution of 50% in 2007 and 2006 up to 6% of base compensation.  Employer contributions to the plan amounted to $105,621 in 2007, and $85,899 in 2006.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2007 and 2006 is approximately $2,551,295 and $2,006,288, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Compensation expense of $483,019 and $423,991 is included in the accompanying consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

In connection with the benefit plans, the Bank purchased $6.0 million in life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies are approximately $9.5 million and $9.2 million as of December 31, 2007 and 2006, respectively.

The following table sets forth the changes in benefit obligations and plan assets of the Company’s supplemental executive retirement plan.

	2007	2006
Change in Benefit Obligation
Liability for pension, beginning	$2,006,288	$1,536,624
Service cost	227,165	210,773
Interest cost	131,555	101,633
Actuarial (gain) loss	186,288	-
Benefits paid	-	-
Plan amendments		157,258
Liability for pension, ending	$2,551,295	$2,006,288

(Accrued liability) prepaid benefit cost included in balance sheet	$(1,732,952)	$(1,249,934)

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(2,551,295)	$(2,006,288)
Unrecognized net actuarial loss included in other comprehensive income	312,736	151,315
Unrecognized prior service cost included in other comprehensive income	505,607	605,039
Net recognized pension cost	$(1,732,952)	$(1,249,934)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,551,295	$2,006,288
Accumulated benefit obligation	2,221,495	1,684,094
Fair value of plan assets	-	-

Components of Net Periodic Benefit Cost	2007	2006
Service cost	$227,165	$210,773
Interest cost	131,555	101,633
Expected return on plan assets	-	-
Amortization of prior service cost	99,432	111,585
Recognized net actuarial gain	24,867	-
Net periodic benefit cost	$483,019	$423,991

The net periodic benefit cost for the year ended December 31, 2008 is projected to be $535,425.

No amounts were recognized in other comprehensive income during the year ended December 31, 2006.

Weighted-Average Assumptions, December 31	2007	2006
Discount Rate	6.00%	6.00%
Expected Return on Plan Assets	N/A	N/A
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments
2008	$0
2009	$37,180
2010	$284,650
2011	$284,650
2012	$284,650
2013-2017	$1,771,228

17.           Share Based Compensation

Share-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach.  The Company establishes fair value for its equity awards to determine its cost and recognized the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.  Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 124, Accounting for Stock-Based Compensation, as adopted prospectively on January 1, 2003 and in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

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

Stock-based compensation expense related to stock options was $107,020 and $95,230 for the years ended December 31, 2007 and 2006, respectively.

Transactions under the Company’s stock option plans during the year ended December 31, 2007 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	140,822	$9.98
Granted	16,960	14.02
Exercised	(944)	3.11
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2007	156,838	$10.43	5.3	$876,204

Exercisable at December 31, 2007	121,066	$8.94	4.2	$862,463

The Company granted a total of 16,960 stock options during the year ended December 31, 2007.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2007 was $13,357.

Cash received from option exercises under the plans for the year ended December 31, 2007 was $ 2,812.    The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

As of December 31, 2007, there was approximately $246,390 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

Significant assumptions used to calculate the fair value of the options granted for the year ended December 31, 2007 are as follows:

	August 2007	December 2007
Fair value of options granted	$7.08	$5.33
Risk-free rate of return	4.43%	3.49%
Expected option life in years	7	7
Expected volatility	26.60%	26.60%
Expected dividends (1)	-	-

(1) To date, the Company has not paid cash dividends on its common stock.

The following table summarizes nonvested restricted shares outstanding as of December 31, 2007:

Nonvested Shares	Number of Shares	Average Grant-Date Fair Value
Nonvested at January 1, 2007	45,346	$15.13
Granted	19,981	14.71
Vested	(17,334)	14.38
Forfeited	-	-
Nonvested at December 31, 2007	47,993	$15.35

During the year ended December 31, 2007, 17,334 shares of common stock granted as stock awards vested.  These vested shares were valued at an aggregate amount of $204,020 at the time of grants.  The value of these shares is based upon the closing price of the common stock on the date of grant.  The shares vest over a four year service period with compensation expense recognized on a straight-line respectively.  During the year ended December 31, 2007, stock grant awards were issued for a total of 19,981 shares valued at $293,883 in the aggregate.

Stock based compensation expense related to stock grants was $247,346 and $499,808 for the year ended December 31, 2007 and 2006.

As of December 31, 2007, there was approximately $593,876 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next four years.

18.           Commitments and Contingencies

As of December 31, 2006, future minimum rental payments under non-cancelable operating leases are as follows:

2008	$783,122
2009	685,397
2010	678,552
2011	502,151
2012	520,254
Thereafter	2,258,892
$5,428,368

Rent expense aggregated $772,439, and $876,983 for the years ended December 31, 2007 and 2006, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $114,175,000 and $104,050,000 to its borrowers as of December 31, 2007 and December 31, 2006, respectively.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $5,546,723 at December 31, 2007 and $5,999,658 at December 31, 2006.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $10.3 million at December 31, 2007 and $13.6 million at December 31, 2006.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2007 and 2006.

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

19.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
		(Restated)

Equipment expense	$485,792	$507,402
Marketing	106,862	258,012
Regulatory, professional and other fees	435,464	824,370
Office expense	572,293	470,211
All other expenses	816,448	1,031,621
	$2,416,859	$3,091,616

20.           Regulatory Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2007, the Bank met all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2007, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category. Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2007 and 2006 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007 -
Company
Total Capital (to Risk Weighted Assets)	$62,006,573	17.75%	$27,949,600	>8%	$34,937,000	>10%
Tier I Capital (to Risk Weighted Assets)	54,437,463	15.58%	13,974,800	>4%	20,962,200	>6%
Tier I Capital (to Average Assets)	54,437,463	12.66%	17,196,222	>4%	21,495,277	>5%
Bank
Total Capital (to Risk Weighted Assets)	$59,961,320	17.16%	$27,949,600	>8%	$34,937,000	>10%
Tier I Capital (to Risk Weighted Assets)	56,613,240	16.20%	13,974,800	>4%	20,962,200	>6%
Tier I Capital (to Average Assets)	56,613,240	13.20%	17,152,520	>4%	21,440,650	>5%

As of December 31, 2006 – restated
Company
Total Capital (to Risk Weighted Assets)	$61,652,577	19.93%	$24,751,678	>8%	$30,939,598	N/A
Tier I Capital (to Risk Weighted Assets)	47,220,481	15.26%	12,375,839	>4%	18,563,759	N/A
Tier I Capital (to Average Assets)	47,220,481	11.99%	15,752,046	>4%	19,690,058	N/A
Bank
Total Capital (to Risk Weighted Assets)	$53,520,979	17.30%	$24,751,040	>8%	$30,938,800	>10%
Tier I Capital (to Risk Weighted Assets)	50,292,619	16.26%	12,375,520	>4%	18,563,280	>6%
Tier I Capital (to Average Assets)	50,292,619	12.80%	15,710,320	>4%	19,637,900	>5%

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

21.           Stock Repurchase Program

In July, 2005, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5%, or 185,787 shares, adjusted for stock dividends, of its common shares.  The Company established this repurchase program in order to increase shareholder value.  During the year ended December 31, 2007, the Company repurchased 13,548 shares for an aggregate price of approximately $246,900.

22.           Estimated Fair Value of Financial Instruments

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Securities available for sale	$75,192,137	$75,192,137	$70,421,328	$70,421,328
Securities held to maturity	23,512,346	23,411,269	19,254,476	19,164,679
Loans held for sale	10,322,005	10,321,000	13,608,942	13,608,942
Gross loans	294,760,718	294,845,000	265,142,313	264,695,000
Deposits	329,332,368	329,561,000	312,724,422	312,154,000
Other borrowings	35,600,000	36,630,000	17,200,000	17,224,000
Redeemable subordinated debentures	18,557,000	18,557,013	23,712,000	23,712,022
Interest rate swap contract	(99,754)	(99,754)	-	-

Loan commitments and standby letters of credit as of December 31, 2007 and 2006 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

23.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

The following financial statements of the Company should be read in conjunction with the notes to the consolidated financial statements and reflect the restatement discussed in Note 2 “Restatement of Consolidated Financial Statements For the Year Ended and As At December 31, 2006”.

CONDENSED STATEMENTS OF CONDITION
	December 31, 2007	December 31, 2006
Assets:		(Restated)
Cash	$938,826	$7,449,167
Investment securities available for sale	557,000	712,000
Investment in subsidiaries	56,927,524	49,814,996
Other assets	1,106,427	682,342
Total Assets	$59,529,777	$58,658,505

Liabilities And Shareholders’ Equity
Subordinated debentures	18,557,000	23,712,000
Shareholders’ equity	40,972,777	34,946,505
Total Liabilities and Shareholder’s Equity	$59,529,777	$58,658,505

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2007	2006
Income:		(Restated)
Interest	$76,123	$79,744
Total Income	76,123	79,744

Expense:
Interest	1,483,399	1,177,020
Other	11,481	32,004
Total Expense	1,494,880	1,209,024

Loss before income taxes and equity in undistributed income of Subsidiaries	(1,418,757)	(1,129,280)
Federal income tax benefit	(432,258)	(382,988)

Loss before equity in undistributed income of subsidiaries	(986,499)	(746,292)
Equity in undistributed income of subsidiaries	6,429,281	5,471,254
Net Income	$5,442,782	$4,724,962

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2007	2006
Operating Activities:		(Restated)
Net Income	$5,442,782	$4,724,962
Adjustments:
Decrease (increase) in investment securities available for sale	155,000	(557,000)
(Increase) decrease in other assets	(587,772)	(467,044)
Equity in undistributed income of subsidiaries	(6,429,281)	(5,471,254)
Net cash (used in) provided by Operating Activities	(1,419,271)	(1,770,336)

Investing Activities:
Investment in subsidiaries	-	(10,000,000)
Repayment of investments in subsidiaries	-	447,898
Net cash (used in) provided by Investing Activities	-	(9,552,102)

Financing Activities:
Issuance of common stock, net	310,833	595,825
Purchase of treasury stock	(246,903)	(412,547)
Proceeds from issuance of subordinated debentures	(5,155,000)	18,557,000
Net cash (used in) provided by financing activities	(5,091,070)	18,740,278

Net (decrease) increase in cash	(6,510,341)	7,417,839
Cash as of beginning of year	7,449,167	31,328
Cash as of end of year	$938,826	$7,449,167

24.           Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements

The Previously Issued Financial Statements covering the quarters ended on March 31, June 30 and September 30, 2007 and 2006, and the quarter ended December 31, 2006, contain the following errors, which are described in more detail below:

•
Errors made in accounting for (i) current tax liabilities principally related to the Company’s trust preferred securities and (ii) deferred tax assets, in both cases in 2007 and 2006 and prior periods, resulting in an underestimate of current tax liabilities and an overestimate of deferred tax assets;

•
Overestimation of liabilities related to future benefits to plan participants in the Company's Supplemental Executive Retirement Plan in connection with the implementation of FAS 158 in 2006 resulting in an increase in expenses, and an underestimation of liabilities related to future benefits to plan participants in the Company's Supplemental Executive Retirement Plan, resulting in a reduction of expenses in the first three quarters of 2007; and

•
Failure to adequately evaluate estimation of certain non-interest operating expenses for, among other things, professional fees, advertising and business development, resulting in an over-accrual of certain non-interest operating expenses in 2006 and a resultant decrease in tax expense for 2006.

The following sets forth the effect of the restatement adjustments on the applicable line items with the Company’s Consolidated Statement of Income for the periods indicated:

	2007
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations		(Restated)	(Restated)	(Restated)
Interest income	$7,708,264	$7,825,738	$7,445,478	$7,389,164
Interest expense	3,220,991	3,307,196	3,130,961	2,931,491
Net interest income	4,487,273	4,518,542	4,314,517	4,457,673
Provision for loan losses	30,000	30,000	30,000	40,000
Net interest income after provision
For loan losses	4,457,273	4,488,542	4,284,517	4,417,673
Non-interest income	620,459	645,706	648,423	643,741
Non-interest expense	3,140,326	3,011,371	2,875,337	3,074,224
Income before income taxes	1,937,406	2,122,877	2,057,603	1,987,190
Income taxes	674,337	687,147	639,504	661,296
Net income	$1,263,069	$1,435,730	$1,418,099	$1,325,894

Net income per share :
Basic	$0.32	$0.36	$0.36	$0.33
Diluted	$0.31	$0.36	$0.35	$0.33

	2006
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations	(Restated)	(Restated)	(Restated)	(Restated)
Interest income	$7,199,650	$7,163,273	$6,789,622	$6,152,637
Interest expense	2,764,720	2,653,753	2,180,513	1,918,511
Net interest income	4,434,930	4,509,520	4,609,109	4,234,126
Provision for loan losses	453,500	100,000	170,000	170,000
Net interest income after provision
For loan losses	3,981,430	4,409,520	4,439,109	4,064,126
Non-interest income	629,029	757,685	474,709	710,025
Non-interest expense	2,677,157	3,124,975	3,089,606	3,123,109
Income before income taxes	1,933,302	2,042,230	1,824,212	1,651,042
Income taxes	733,166	802,662	606,496	583,499
Net income	$1,200,136	$1,239,568	$1,217,716	$1,067,543

Net income per share :
Basic	$0.30	$0.32	$0.31	$0.28
Diluted	$0.29	$0.31	$0.30	$0.28

The following tables present unaudited financial information for each quarter within the two most recent years.  Included herein is the restated financial information for interim periods of 2007 and 2006. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements covering periods beginning on or after January 1, 2006.

The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report.  Results of operations for any particular quarter are not necessary indicative of results of operations for a full fiscal year.

The following table presents the effects of adjustments made to the Company’s previously reported consolidated statements of income for interim periods in 2006:

1st Constitution Bancorp
Consolidated Statements Of Income
(unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended Sept. 30,		Three Months Ended Dec. 31,
	2006	2006	2006	2006	2006	2006	2006	2006
	(as filed)	(restated)	(as filed)	(restated)	(as filed)	(restated)	(as filed)	(restated)
INTEREST INCOME:
Interest and fees on loans	$5,176,816	$5,176,816	$5,822,356	$5,822,356	$6,082,710	$6,082,710	$6,084,662	$6,084,662
Interest on securities:
Taxable	806,366	806,366	795,540	795,540	916,025	916,025	930,849	930,849
Tax Exempt	160,791	160,791	147,052	147,052	146,864	146,864	150,139	150,139
Interest on Federal funds sold and
short-term investments	8,664	8,664	24,674	24,674	17,674	17,674	34,000	34,000

Total interest income	6,152,637	6,152,637	6,789,622	6,789,622	7,163,273	7,163,273	7,199,650	7,199,650

INTEREST EXPENSE:
Interest on deposits	1,350,330	1,350,330	1,524,009	1,524,009	1,804,271	1,804,271	2,009,470	2,009,470
Interest on securities sold under
agreements to repurchase
and other borrowed funds	466,337	466,337	490,796	490,796	414,918	414,918	315,698	315,698
Interest on redeemable subordinated debentures	101,844	101,844	165,708	165,708	434,564	434,564	439,552	439,552

Total interest expense	1,918,511	1,918,511	2,180,513	2,180,513	2,653,753	2,653,753	2,764,720	2,764,720

Net interest income	4,234,126	4,234,126	4,609,109	4,609,109	4,509,520	4,509,520	4,434,930	4,434,930

PROVISION FOR LOAN LOSSES	170,000	170,000	170,000	170,000	100,000	100,000	453,500	453,500
Net interest income after provision
for loan losses	4,064,126	4,064,126	4,439,109	4,439,109	4,409,520	4,409,520	3,981,430	3,981,430

NON-INTEREST INCOME:
Service charges on deposit accounts	186,559	186,559	167,042	167,042	152,737	152,737	161,733	161,733
Gain on sale of loans held for sale	318,689	318,689	174,930	174,930	337,614	337,614	241,498	241,498
(Loss)gain on sale of securities available for sale	0	0	(99,714)	(99,714)	0	0	0	0
Income on Bank-owned life insurance (1)	80,600	61,039	82,934	82,934	108,138	108,138	78,804	78,804
Other income	143,738	143,738	149,517	149,517	159,196	159,196	146,994	146,994

Total other income	729,586	710,025	474,709	474,709	757,685	757,685	629,029	629,029

NON-INTEREST EXPENSES:
Salaries and employee benefits (2)	1,685,022	1,709,213	1,712,959	1,685,372	1,697,756	1,670,169	1,703,882	1,676,296
Occupancy expense (3)	318,984	322,359	378,143	381,518	410,304	413,679	327,297	330,671
Other operating expenses (4)	1,086,022	1,091,537	1,017,201	1,022,716	1,035,612	1,041,127	664,674	670,190

Total other expenses	3,090,028	3,123,109	3,108,303	3,089,606	3,143,672	3,124,975	2,695,853	2,677,157

Income before income taxes	1,703,684	1,651,042	1,805,515	1,824,212	2,023,533	2,042,230	1,914,606	1,933,302

INCOME TAXES (5)	448,926	583,499	448,251	606,496	644,417	802,662	572,900	733,166

Net Income	$1,254,758	$1,067,543	$1,357,264	$1,217,716	$1,379,116	$1,239,568	$1,341,706	$1,200,136

NET INCOME PER SHARE
Basic	$0.32	$0.28	$0.35	$0.31	$0.36	$0.32	$0.34	$0.30
Diluted	$0.31	$0.28	$0.34	$0.30	$0.34	$0.31	$0.34	$0.29

The adjusted balances are primarily the result of the Company restatement of (1) Income on Bank-owned Life Insurance was reduced by $19, 561 in the quarter ended March 31, 2006 to reconcile the cash surrender value of the policies with the balances subsequently provided by the benefit plan administrator; (2) Salaries and employee benefits was increased by a net amount of $24,191 for the quarter ended March 31, 2006 which resulted from an expense increase of $51,778 to accrue additional 2006 charges for employee health insurance premiums which was partially offset by an expense credit of $27,587 to correct an over-accrual of the costs related to future benefits to plan participants in the Company’s Supplemental Executive Retirement Plan.  This credit was applied to the quarters June 30 and September 30, 2006; (3) Occupancy expense was increased to $3,375 in the quarters ended March 31, June 30, September 30 and December 31 to record additional rent expense under the straight-line method in accordance with Statement of Financial Accounting Standards Number 13, “Accounting for Leases;” (4) Other Operating expenses was increased by a net amount of $5,515 for the quarter ended March 31, June 30, September 31 and December 31 which resulted from adjustments of $168,000 to increase 2006 expense for the impact of over-accrued expenses from prior periods that were reversed into income during 2006 which was partially offset by the reversal of $145,939 in current year over-accruals of operating expenses; (5) Income tax expense was restated by a net increase of $134,573, for the quarter ended March 31, which consisted of $175,550 in additional expense to restate the current and deferred tax liabilities related to the Company’s trust preferred securities partially offset by a reduction of $40,472 for the tax benefits attributable to the increased expense level resulting from the restatement adjustments.

The following table presents the effects of adjustments made to the Company’s previously reported interim balance sheets for 2006:

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31, 2006	March 31, 2006	June 30, 2006	June 30, 2006	Sept. 30, 2006	Sept. 30, 2006
	(as filed)	(restated)	(as filed)	(restated)	(as filed)	(restated)
CASH AND DUE FROM BANKS	$10,743,710	$10,743,710	$7,997,038	$7,997,038	$10,572,978	$10,572,978

FEDERAL FUNDS SOLD/SHORT TERM INVESTMENTS	12,539	12,539	1,020,804	1,020,804	18,477	18,477

Total cash and cash equivalents	10,756,249	10,756,249	9,017,842	9,017,842	10,591,455	10,591,455

SECURITIES
Available for sale, at fair value	64,184,157	64,184,157	64,660,336	64,660,336	71,726,638	71,726,638

Held to maturity	17,496,090	17,496,090	17,436,619	17,436,619	17,377,868	17,377,868

Total Securities	81,680,247	81,680,247	82,096,955	82,096,955	89,104,506	89,104,506

LOANS HELD FOR SALE	10,973,442	10,973,442	12,950,636	12,950,636	13,133,085	13,133,085

LOANS	252,810,235	252,810,235	264,520,397	264,520,397	265,347,774	265,347,774
Less- Allowance for loan losses	(2,533,891)	(2,533,891)	(2,692,737)	(2,692,737)	(2,792,889)	(2,792,889)

Net loans	250,276,344	250,276,344	261,827,660	261,827,660	262,554,885	262,554,885

PREMISES AND EQUIPMENT, net	2,732,548	2,732,548	2,687,439	2,687,439	2,892,925	2,892,925

ACCRUED INTEREST RECEIVABLE	1,940,971	1,940,971	1,992,167	1,992,167	2,290,812	2,290,812

BANK-OWNED LIFE INSURANCE	8,909,532	8,914,875	8,992,466	8,997,809	9,100,604	9,105,947

OTHER ASSETS (1)	1,798,597	1,865,124	2,060,566	2,188,014	1,481,338	1,669,707

Total Assets	$369,067,930	$369,139,800	$381,625,731	$381,758,522	$391,149,610	$391,343,322

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$56,762,450	$56,762,450	$64,384,645	$64,384,645	$63,463,233	$63,463,233
Interest bearing	227,680,077	227,680,077	229,540,724	229,540,724	238,668,737	238,668,737

Total Deposits	284,442,527	284,442,527	293,925,369	293,925,369	302,131,970	302,131,970

OTHER BORROWINGS	44,200,000	44,200,000	28,400,000	28,400,000	27,300,000	27,300,000
REDEEMABLE SUBORDINATED DEBENTURES	5,155,000	5,155,000	23,712,000	23,712,000	23,712,000	23,712,000
ACCRUED INTEREST PAYABLE	1,321,327	1,321,327	1,628,711	1,628,711	1,786,003	1,786,003
ACCRUED EXPENSES AND OTHER LIABILITIES (2)	3,122,662	2,929,452	2,251,791	2,227,592	2,052,025	2,196,837

Total Liabilities	338,241,516	338,048,306	349,917,871	349,893,672	356,981,998	357,126,810

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock	25,503,370	25,503,370	25,526,412	25,526,412	24,847,392	24,847,392
Retained earnings	7,236,561	7,495,383	8,593,824	8,738,298	9,972,943	10,003,069

Treasury Stock, at cost	(885,834)	(885,834)	(890,522)	(890,522)	(6,698)	(6,698)
Accumulated other comprehensive (loss)	(1,027,683)	(1,021,425)	(1,521,854)	(1,509,338)	(646,025)	(627,251)

Total shareholders' equity	30,826,414	31,091,494	31,707,860	31,864,850	34,167,612	34,216,512

Total liabilities and shareholders' equity	$369,067,930	$369,139,800	$381,625,731	$381,758,522	$391,149,610	$391,343,322

The quarterly consolidated balance sheets for 2006 presented above reflect balances in the lines (1) Other Assets, (2) Accrued Expenses and Other Liabilities; (3) Retained Earnings and (4) Accumulated Other Comprehensive (Loss).  These restated balances represent the impact of the 2006 restatement adjustments as discussed above.

The following table presents the effects of adjustments made to the Company’s previously reported consolidated statements of income for interim periods in 2007:

1st Constitution Bancorp
Consolidated Statements Of Income
(unaudited)
							Three Months
							Ended
	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended Sept. 30,		December 31
	2007	2007	2007	2007	2007	2007	2007
	(as filed)	(restated)	(as filed)	(restated)	(as filed)	(restated)
INTEREST INCOME:
Interest and fees on loans	$6,167,725	$6,167,725	$6,092,841	$6,092,841	$6,493,304	$6,493,304	6,359,618
Interest on securities:
Taxable	992,327	992,327	1,083,967	1,083,967	1,098,844	1,098,844	1,103,150
Tax Exempt	206,568	206,568	225,791	225,791	225,503	225,503	217,835
Interest on Federal funds sold and
short-term investments	22,544	22,544	42,879	42,879	8,087	8,087	27,661

Total interest income	7,389,164	7,389,164	7,445,478	7,445,478	7,825,738	7,825,738	7,708,264

INTEREST EXPENSE:
Interest on deposits	2,216,085	2,216,085	2,435,381	2,435,381	2,486,055	2,486,055	2,499,335
Interest on securities sold under
agreements to repurchase
And other borrowed funds	286,339	286,339	346,073	346,073	498,681	498,681	383,814
Interest on redeemable subordinated debentures	429,067	429,067	349,507	349,507	322,460	322,460	337,842

Total interest expense	2,931,491	2,931,491	3,130,961	3,130,961	3,307,196	3,307,196	3,220,991

Net interest income	4,457,673	4,457,673	4,314,517	4,314,517	4,518,542	4,518,542	4,487,273

PROVISION FOR LOAN LOSSES	40,000	40,000	30,000	30,000	30,000	30,000	30,000
Net interest income after provision
For loan losses	4,417,673	4,417,673	4,284,517	4,284,517	4,488,542	4,488,542	4,457,273

NON-INTEREST INCOME:
Service charges on deposit accounts	149,855	149,855	175,181	175,181	168,578	168,578	180,212
Gain on sale of loans held for sale	231,777	231,777	188,741	188,741	183,750	183,750	156,736
Income on Bank-owned life insurance	90,348	90,348	88,233	88,233	95,446	95,446	(8,426)
Other income	171,761	171,761	196,268	196,268	197,932	197,932	291,937

Total other income	643,741	643,741	648,423	648,423	645,706	645,706	620,459

NON-INTEREST EXPENSES:
Salaries and employee benefits (1)	1,812,799	1,863,252	1,637,213	1,687,666	1,760,120	1,810,573	1,835,061
Occupancy expense (2)	525,195	527,753	535,655	538,213	429,330	431,888	160,956
Other operating expenses	683,219	683,219	649,458	649,458	768,910	768,910	1,144,309

Total other expenses	3,021,213	3,074,224	2,822,326	2,875,337	2,958,360	3,011,371	3,140,326

Income before income taxes	2,040,201	1,987,190	2,110,614	2,057,603	2,175,888	2,122,877	1,937,406

INCOME TAXES (3)	634,701	661,296	612,909	639,504	660,552	687,147	674,337

Net Income	$1,405,500	$1,325,894	$1,497,705	$1,418,099	$1,515,336	$1,435,730	1,263,069

NET INCOME PER SHARE
Basic	$0.36	$0.33	$0.38	$0.36	$0.38	$0.36	$0.32
Diluted	$0.35	$0.33	$0.37	$0.35	$0.38	$0.36	$0.31

The adjusted balances are primarily the result of the Company restatement of (1) salaries and employee benefits expense of $50,453 in the quarters ended March 31, June 30 and September 30 to correct the liability related to future benefits to plan participants in the Company’s Supplemental Executive Retirement Plan; (2) Occupancy expense of $2,558 in the quarter ended March 31, June 30 and September 30, 2007 to record additional rent expense under the straight-line method in accordance with Statement of Financial Accounting Standards number 13, “Accounting for Leases” and (3) Income Tax expense was restated by a net amount of $26,595 in the quarters ended March 31, June 30 and September 30 which consisted of $47,799 additional expense to correct the current and deferred tax liabilities related to the Company’s trust preferred securities partially offset by a reduction of $21,204 for the tax benefits attributable to the increased expense level resulting from the restatement adjustment.

The following table presents the effects of adjustments made to the Company’s previously reported interim balance sheets for 2007:

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31, 2007	March 31, 2007	June 30, 2007	June 30, 2007	Sept. 30, 2007	Sept. 30, 2007
	(as filed)	(restated)	(as filed)	(restated)	(as filed)	(restated)
CASH AND DUE FROM BANKS	$9,212,906	$9,212,906	$9,559,584	$9,559,584	$8,743,801	$8,743,801

FEDERAL FUNDS SOLD/SHORT TERM INVESTMENTS	10,928,022	10,928,022	20,901	20,901	818,988	818,988

Total cash and cash equivalents	20,140,928	20,140,928	9,580,485	9,580,485	9,562,789	9,562,789

SECURITIES
Available for sale, at fair value	79,765,545	79,765,545	82,047,134	82,047,134	79,815,933	79,815,933

Held to maturity	26,577,983	26,577,983	26,528,257	26,528,257	26,111,786	26,111,786

Total Securities	106,343,528	106,343,528	108,575,391	108,575,391	105,927,719	105,927,719

LOANS HELD FOR SALE	10,664,170	10,664,170	8,937,522	8,937,522	12,701,546	12,701,546

LOANS	270,021,017	270,021,017	285,576,595	285,576,595	287,132,871	287,132,871
Less- Allowance for loan losses	(3,348,063)	(3,348,063)	(3,310,080)	(3,310,080)	(3,318,080)	(3,318,080)

Net loans	266,672,954	266,672,954	282,266,515	282,266,515	283,814,791	283,814,791

PREMISES AND EQUIPMENT, net	3,039,206	3,039,206	2,916,754	2,916,754	2,912,316	2,912,316

ACCRUED INTEREST RECEIVABLE	2,396,829	2,396,829	2,582,561	2,582,561	2,649,942	2,649,942

BANK-OWNED LIFE INSURANCE	9,269,756	9,269,756	9,357,989	9,357,989	9,453,435	9,453,435

OTHER ASSETS (1)	2,992,749	3,333,272	3,982,204	4,152,932	3,119,576	3,120,509

Total Assets	$421,520,120	$421,860,643	$428,199,422	$428,370,150	$430,142,114	$430,143,047

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$60,435,356	$60,435,356	$59,254,332	$59,254,332	$57,674,845	$57,674,845
Interest bearing	280,346,289	280,346,289	266,696,151	266,696,151	275,270,212	275,270,212

Total Deposits	340,781,645	340,781,645	325,950,483	325,950,483	332,945,057	332,945,057

OTHER BORROWINGS	15,500,000	15,500,000	43,000,000	43,000,000	33,300,000	33,300,000
REDEEMABLE SUBORDINATED DEBENTURES	23,712,000	23,712,000	18,557,000	18,557,000	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	2,005,887	2,005,887	1,869,468	1,869,468	2,135,717	2,135,717
ACCRUED EXPENSES AND OTHER LIABILITIES (2)	2,687,296	3,188,867	1,430,128	1,930,587	3,483,730	3,983,077

Total Liabilities	384,686,828	385,188,399	390,807,079	391,307,538	390,421,504	390,920,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock	28,918,957	28,918,957	28,935,469	28,935,469	28,968,434	28,968,434
Retained earnings (3)	8,696,416	8,336,105	10,194,120	9,754,203	11,709,456	11,189,933

Treasury Stock, at cost	(3,545)	(3,545)	(186,969)	(186,969)	(12,108)	(12,108)
Accumulated other comprehensive (loss) (4)	(778,536)	(579,273)	(1,550,277)	(1,440,091)	(945,172)	(924,063)

Total shareholders' equity	36,833,292	36,672,244	37,392,343	37,062,612	39,720,610	39,222,196

Total liabilities and shareholders' equity	$421,520,120	$421,860,643	$428,199,422	$428,370,150	$430,142,114	$430,143,047

The quarterly consolidated balance sheets for 2007 presented above reflect restated balances in the lines (1) Other Assets, (2) Accrued Expenses and Other Liabilities, (3) Retained Earnings and (4) Accumulated Other Comprehensive (Loss).  These restated balances represent the combined impact of 2006 and 2007 restatement adjustments as discussed above.

25.           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At December 31, 2007 the Company’s position in derivative contracts consisted entirely of this interest rate swap.  The Company had no derivative contracts outstanding at December 31, 2006.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

Pay fixed Swap 2007	Trust Preferred Securities	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issues trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million in pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.  The result was a better match between the repricing characteristics of the quarterly interest payments with floating rate commercial loans the Company made in 2007.  The fair value of the pay fixed swap outstanding at December 31, 2007 was ($99,754) and was recorded in other assets in the consolidated statements of condition.  The Company had no derivative contracts outstanding at December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: April 15, 2008	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	April 15, 2008
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	April 15, 2008
Charles S. Crow, III /s/ DAVID C. REED	Director	April 15, 2008
David C. Reed /s/ WILLIAM M. RUE	Director	April 15, 2008
William M. Rue /s/ FRANK E. WALSH, III	Director	April 15, 2008
Frank E. Walsh, III /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	April 15, 2008
Joseph M. Reardon	(Principal Accounting and Financial Officer)

1st CONSTITUTION BANCORP
INDEX TO EXHIBITS

Exhibit No.			Description

3	(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005).

3	(ii)(A)		Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

3	(ii)(B)		Amendment No. 2 to By-laws of the Company (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2002)

4.2
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.3
Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.4
Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company’s Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company’s Form 8-A12G filed with the SEC on March 18, 2004)

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

10.3		#	1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on November 13, 2002)

10.4		#	Amended and Restated 1990 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

Exhibit No.		Description

10.5	#	1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.2 to the Company’s Form 10-QSB filed with the SEC on August 9, 2002)

10.6	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.7	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.8	#	Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB filed with the SEC on June 15, 2001)

10.9	#
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

10.14	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed on April 15, 2005)

10.15	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.16	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.18	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

Exhibit No.		Description

10.19	#
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

10.24	*#	Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004

10.25	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.26
Branch Purchase and Assumption Agreement, dated as of November 6, 2006, by and between 1st Constitution Bank and Sun National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2006)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.