Form 10-Q
period 2008-03-31
1ST CONSTITUTION BANCORP
filed 2008-05-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

As of May 9, 2008, there were 3,989,428 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	as of March 31, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Income
	for the Three Months Ended March 31, 2008
	and March 31, 2007 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity
	for the Three Months Ended March 31, 2008
	and March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2008
	and March 31, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
CASH AND DUE FROM BANKS	$11,650,085	$7,517,158

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,148	30,944

Total cash and cash equivalents	11,661,233	7,548,102

INVESTMENT SECURITIES:
Available for sale, at fair value	71,055,792	75,192,137
Held to maturity (fair value of $16,499,376 and $23,411,269 in 2008 and 2007, respectively)	16,486,512	23,512,346

Total investment securities	87,542,304	98,704,483

LOANS HELD FOR SALE	13,569,983	10,322,005

LOANS	344,583,370	294,760,718
Less- Allowance for loan losses	(3,513,080)	(3,348,080)

Net loans	341,070,290	291,412,638
PREMISES AND EQUIPMENT, net	2,656,900	2,760,203
ACCRUED INTEREST RECEIVABLE	2,060,607	2,495,732
BANK-OWNED LIFE INSURANCE	9,642,179	9,550,352
OTHER REAL ESTATE OWNED	4,305,293	2,960,727
OTHER ASSETS	3,770,844	3,397,297

Total assets	$476,279,633	$429,151,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$73,111,552	$59,055,803
Interest bearing	305,597,937	270,276,565

Total deposits	378,709,489	329,332,368

BORROWINGS	31,800,000	35,600,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	2,018,045	1,992,187
ACCRUED EXPENSES AND OTHER LIABILITIES	3,547,274	2,696,667

Total liabilities	434,631,808	388,178,222

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,992,339 and 3,993,905 shares issued and 3,989,428 and 3,992,715 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	32,547,049	32,514,936
Retained earnings	9,482,446	9,009,955
Treasury Stock, shares at cost, 2,911 and 1,190 shares at March 31, 2008 and December 31, 2007, respectively	(46,583)	(18,388)
Accumulated other comprehensive loss	(335,087)	(533,186)

Total shareholders’ equity	41,647,825	40,973,317

Total liabilities and shareholders’ equity	$476,279,633	$429,151,539
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
	2008	2007
		(restated)
INTEREST INCOME:
Loans, including fees	$6,009,100	$6,167,725
Securities:
Taxable	975,401	992,327
Tax-exempt	145,599	206,568
Federal funds sold and short-term investments	36,956	22,544

Total interest income	7,167,056	7,389,164

INTEREST EXPENSE:
Deposits	2,538,093	2,216,085
Securities sold under agreements to repurchase and other borrowed funds	376,027	286,339
Redeemable subordinated debentures	249,806	429,067
Total interest expense	3,163,926	2,931,491
Net interest income	4,003,130	4,457,673

PROVISION FOR LOAN LOSSES	165,000	40,000
Net interest income after provision for loan losses	3,838,130	4,417,673

NON-INTEREST INCOME:
Service charges on deposit accounts	185,888	149,855
Gain on sales of loans	310,044	231,777
Income on Bank-owned life insurance	91,827	90,348
Other income	198,618	171,761

Total non-interest income	786,377	643,741

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,978,061	1,863,252
Occupancy expense	432,015	393,491
Data processing expenses	211,781	197,076
Other operating expenses	792,493	620,405
Total non-interest expenses	3,414,350	3,074,224

Income before income taxes	1,210,157	1,987,190
INCOME TAXES	407,960	661,296
Net income	$802,197	$1,325,894

NET INCOME PER SHARE:
Basic	$0.20	$0.33
Diluted	$0.20	$0.33
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
Restated for the period ended March 31, 2007
(unaudited)
	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, January 1, 2007 (restated)	$28,886,105	$7,010,211	$(3,545)	$(945,726)	$34,947,045
FAS 123R share-based compensation	32,852				32,852
Comprehensive Income:
Net Income for the three months ended March 31, 2007 (restated)	-	1,325,894	-	-	1,325,894
Unrealized gain on securities available for sale net of tax of $172,448 (restated)	-	-	-	366,453	366,453
Comprehensive Income (restated)	-	-	-	-	1,692,347
Balance, March 31, 2007 (restated)	$28,918,957	$8,336,105	$(3,545)	$(579,273)	$36,672,244

Balance, January 1, 2008	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317
Adjustment to initially apply EITF 06-4	-	(329,706)	-	-	(329,706)
FAS 123R share-based compensation	32,113	-	-	-	32,113
Treasury stock, shares acquired at cost	-		(28,195)		(28,195)
Comprehensive Income:
Net Income for the three months ended March 31, 2008	-	802,197	-	-	802,197

Unrealized gain on securities available for sale net of tax of $326,666	-	-	-	634,517	634,517

Unrealized loss on interest rate swap contract net of tax of $289,860	-	-	-	(436,418)	(436,418)
Comprehensive Income	-	-	-	-	1,000,296
BALANCE, March 31, 2008	$32,547,049	$9,482,446	$(46,583)	$(335,087)	$41,647,825

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2008	2007
		(restated)
OPERATING ACTIVITIES:
Net income	$802,197	$1,325,894
Adjustments to reconcile net income
to net cash provided by operating activities-

Provision for loan losses	165,000	40,000
Depreciation and amortization	173,960	180,573
Net (accretion) amortization of premiums on securities	(3,229)	11,378
Gain on sales of loans held for sale	(310,044)	(231,777)
Originations of loans held for sale	(19,388,430)	(14,001,050)
Proceeds from sales of loans held for sale	16,450,496	17,177,599
Income on Bank – owned life insurance	(91,827)	(90,348)
Share-based compensation expense	32,113	32,852
Decrease (increase) in accrued interest receivable	435,125	(161,158)
(Increase) decrease in other assets	(419,531)	407,620
Increase in accrued interest payable	25,858	48,313
(Decrease) increase in accrued expenses and other liabilities	(205,377)	799,204

Net cash (used in) provided by operating activities	(2,333,689)	5,539,100
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(3,020,614)	(11,920,653)
Held to maturity	-	(7,677,917)
Proceeds from maturities and prepayments of securities -
Available for sale	8,128,985	2,871,299
Held to maturity	7,018,220	342,556
Net increase in loans	(50,832,012)	(4,799,001)
Additional investment in other real estate owned	(335,206)	-
Capital expenditures	(61,479)	(186,161)
Cash consideration paid to acquire branch	-	(747,330)
Cash and cash equivalents acquired from branch	-	19,514,239

Net cash used in investing activities	(39,102,106)	(2,602,968)

FINANCING ACTIVITIES:
Purchase of treasury stock	(28,195)	-
Net increase in demand, savings and time deposits	49,377,121	8,542,984
Net repayments in other borrowings	(3,800,000)	(1,700,000)

Net cash provided by financing activities	45,548,926	6,842,984

Increase in cash and cash equivalents	4,113,131	9,779,116

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,548,102	10,361,812

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$11,661,233	$20,140,928

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,138,068	$2,883,178
Income taxes	1,051,040	325,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,009,360	-
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2008 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company, and 1st Constitution Capital Trust I, which was a subsidiary of the Company until April 2007, are not included in the Company’s consolidated financial statements as they are variable interest entities and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on April 15, 2008.

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

Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of common shares related to stock options and unvested stock awards, using the treasury stock method. All share information has been restated for the effect of a 6% stock dividend declared December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended March 31, 2008
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common shareholders	$802,197	3,989,428	$0.20

Effect of dilutive securities
Stock options and unvested stock awards	-	54,934	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$802,197	4,044,362	$0.20

	Three Months Ended March 31, 2007 (restated)
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common shareholders	$1,325,894	3,967,179	$0.33

Effect of dilutive securities
Stock options and unvested stock awards	-	63,411	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,325,894	4,030,590	$0.33

Share-Based Compensation

Share-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach.  The Company establishes fair value for its equity awards to determine its cost and the Company recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s stock plans, options expire no later than ten years after the date of grant.  Options are granted with an exercise price set at no less than the fair market value of the Company’s stock on the date of the grant.  The grant date fair value of the stock options is calculated using the Black-Scholes option valuation model.

Stock-based compensation expense related to stock options was $32,113 and $32,852 for the three months ended March 31, 2008 and 2007, respectively.

Stock options granted under the Company’s stock plans during the three months ended March 31, 2008 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	156,838	$10.43
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	-	-
Options Expired	-	-
Outstanding at March 31, 2008	156,838	$10.43	5.1	$588,611

Exercisable at March 31, 2008	121,066	$8.94	4.0	$493,681

Stock awards generally vest over a four-year service period on the anniversary of the grant date.  Once vested, stock awards are irrevocable.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the stock award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the stock award on a straight-line basis over the requisite service period.

The following table summarizes the non-vested portion of stock awards outstanding at March 31, 2008:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2008	47,993	$15.35
Shares granted	-	-
Shares vested	-	-
Shares forfeited	-	-
Non-vested stock awards at March 31, 2008	47,993	$15.35

As of March 31, 2008, there was approximately $525,090 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the quarters ended March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007 (restated)
Service cost	$57,637	$56,791
Interest cost	39,830	32,889
Actuarial loss recognized	15,375	6,217
Prior service cost recognized	24,858	24,858
	$137,700	$120,755

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements, or EITF 06-4.  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $329,706 as a reduction of retained earnings effective January 1, 2008.  Total compensation expense for 2008 is projected to increase by approximately $16,120 as a result of the adoption of EITF 06-4.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is broader than SFAS 141, which only applied to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS 141’s cost allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141 (R) requires those costs to be recognized separately from the acquisition. In accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. Acquisition related transaction costs will be expensed as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

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

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Financial Accounting Standards Board (FASB) No. 156, “Accounting for Servicing of Financial Assets” and FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial statements.

(2)  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities (“SFAS No. 157”).  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement no. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc). or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade executive data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company obtains dealer quotations to value its interest rate swap.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$-	$71,055,792	$-	$71,055,792

Derivative liabilities	-	825,491	-	825,491

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

(3) Acquisition of Unaffiliated Branch

On February 27, 2007, the Company, through the Bank, completed its acquisition of the Hightstown, New Jersey branch of another financial institution for a purchase price of $747,330.

As a result of the acquisition, the Hightstown branch became a branch of the Bank. Included in the acquisition of the branch were deposit liabilities of $19.5 million, mostly in certificates of deposit, and cash of approximately $18.8 million, net of assets acquired consisting of cash on hand of approximately $137,000, fixed and other assets of approximately $91,000 and the assumption of the lease of the branch premises. The cash received in the transaction was utilized to repay short term borrowings used to purchase investment securities prior to, and in contemplation of, the completion of the acquisition.

In addition, the Bank recorded goodwill of $472,726 and a core deposit intangible asset of $274,604.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2008 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2007, as filed with the SEC on April 15, 2008.

General

Throughout the following sections, the “Company” refers to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiaries, 1ST Constitution Bank and 1ST Constitution Capital Trust II, the “Bank” refers to 1ST Constitution Bank, “Trust II” refers to 1ST Constitution Capital Trust II, and “Trust I” refers to 1ST Constitution Capital Trust I, which was a subsidiary of the Company until its termination in April 2007.

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

Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company to raise additional regulatory capital.

Trust I, which was a statutory business trust and a wholly-owned subsidiary of the Company, had issued $5.0 million of variable rate trust preferred securities in April 2002 and had held, as its sole asset, subordinated debentures issued by the Company until such debentures were redeemed by the Company, and Trust I was terminated, in April 2007.

The Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008 contains restated unaudited consolidated financial information of the Company for each of the first three quarters of 2007.  To the extent that the discussion and analysis contained herein relates or refers to the Company’s results for the first quarter of 2007, such discussion and analysis reflects the Company’s restated results for the three months ended March 31, 2007.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Summary

The Company reported net income of $802,197 for the three months ended March 31, 2008, a decrease of 39.5% from the $1,325,894 reported for the three months ended March 31, 2007.  Diluted net income per share was $0.20 for the three months ended March 31, 2008 compared to $0.33 reported for the three months ended March 31, 2007. All prior year share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios declined for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Return on average assets and return on average equity were 0.72% and 7.75%, respectively, for the three months ended March 31, 2008, compared to 1.31% and 14.79%, respectively, for the corresponding prior year period.

A significant factor impacting the Company’s net interest income has been the declining level of market interest rates and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended March 31, 2008 was 3.88% as compared to the 4.81% net interest margin recorded for the quarter ended March 31, 2007, a reduction of 93 basis points.  The Federal Reserve has decreased the level of market interest rates by 250 basis points since September 18, 2007.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased level of interest income.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in collateralized mortgages and mortgage-backed securities.  Several financial institutions have reported significant write-downs of the value of mortgage related securities.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is as of the date of this report unaware of any material exposures in its portfolio of these securities, market conditions could further deteriorate and result in the recognition of losses in the value of these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 83.6% of the Company’s net revenues for the three-month period ended March 31, 2008 and 87.4% of net revenues for the three-month period ended March 31, 2007. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rates for the three month periods ended March 31, 2008 and 2007, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$4,140,640	$36,956	3.58%	$2,003,236	$22,544	5.20%
Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	75,746,746	975,401	5.17%	77,250,121	992,327	5.14%
States and Political Subdivisions	15,373,203	215,486	5.62%	21,202,098	305,721	5.77%
Total	91,119,949	1,190,888	5.24%	98,452,219	1,298,048	5.27%

Loan Portfolio:
Construction	130,639,223	2,381,892	7.31%	126,866,201	2,857,337	9.13%
Residential real estate	10,110,283	159,309	6.32%	7,156,527	212,274	12.03%
Home Equity	14,627,203	245,339	6.73%	14,392,895	270,455	7.62%
Commercial and commercial real estate	123,704,192	2,320,400	7.52%	110,973,830	2,147,906	7.85%
Installment	1,399,625	28,330	8.12%	1,573,806	33,436	8.62%
All Other Loans	44,822,153	873,830	7.82%	22,709,509	646,317	11.54%
Total	325,302,679	6,009,100	7.49%	283,672,768	6,167,725	8.82%

Total Interest-Earning Assets	420,563,268	7,236,943	6.90%	384,128,223	7,448,317	7.91%

Allowance for Loan Losses	(3,405,168)			(3,051,032)
Cash and Due From Bank	10,094,025			9,414,281
Other Assets	20,330,862			16,296,108
Total Assets	$447,582,987			$406,787,580
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$86,359,683	$504,836	2.34%	$83,302,779	$415,115	2.02%
Savings Accounts	68,446,977	499,764	2.93%	62,486,829	449,086	2.91%
Certificates of Deposit	132,123,368	1,533,493	4.66%	113,702,589	1,351,884	4.82%
Other Borrowed Funds	32,736,813	376,027	4.61%	22,116,111	286,339	5.25%
Trust Preferred Securities	18,000,000	249,806	5.55%	23,000,000	429,067	7.46%
Total Interest-Bearing Liabilities	337,666,841	3,163,926	3.76%	304,608,308	2,931,491	3.90%

Net Interest Spread			3.14%			4.01%

Demand Deposits	63,097,231			60,679,465
Other Liabilities	5,176,947			5,436,127
Total Liabilities	405,941,019			370,723,900
Shareholders’ Equity	41,641,968			36,063,680
Total Liabilities and Shareholders’ Equity	$447,582,987			$406,787,580

Net Interest Margin		$4,073,017	3.88%		$4,556,826	4.81%

The Company’s net interest income on a tax-equivalent basis decreased by $483,809, or 10.6%, to $4,073,017 for the three months ended March 31, 2008 from the $4,556,826 reported for the three months ended March 31, 2007. The decrease in net interest income was attributable to the decreases in net interest margin and spread, partially offset by increased average balances.

Average interest earning assets increased by $36,435,045, or 9.5%, to $420,563,268 for the quarter ended March 31, 2008 from $384,128,223 for the quarter ended March 31, 2007, with an increase of $41,629,911 in average total loans and a decrease of $7,332,270 in average total securities in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

The Bank’s average loan portfolio grew by 14.7% when compared to the average loan portfolio for the first quarter of 2007. The yields on loans averaged 7.49% for the first quarter of 2008, decreasing 133 basis points compared to the 8.82% yield on loans for the first quarter of 2007. The Bank’s average securities portfolio decreased by 7.45% and the yield on that portfolio decreased by 3 basis points for the quarter ended March 31, 2008 when compared to the quarter ended March 31, 2007. Overall, the yield on interest earning assets decreased 101 basis points to 6.90% for the quarter ended March 31, 2008 when compared to 7.91% for the quarter ended March 31, 2007.

Average interest bearing liabilities increased by $33,058,533, or 10.9%, to $337,666,841 for the quarter ended March 31, 2008 from $304,608,308 for the quarter ended March 31, 2007. Certificates of deposit increased on average by $18,420,779, or 16.2%, for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. The cost of certificates of deposit decreased 16 basis points to 4.66% for the first quarter of 2008 compared to 4.82% for the first quarter of 2007. Overall, the cost of total interest bearing liabilities decreased 14 basis points to 3.76% for the three months ended March 31, 2008 compared to 3.90% for the three months ended March 31, 2007.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.88% for the first three months of 2008 compared to 4.81% for the first three months of 2007.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2008 was $786,377, an increase of $142,636, or 22.2%, over non-interest income of $643,741 for the three months ended March 31, 2007.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues increased by $36,033, or 24.0%, to $185,888 for the three months ended March 31, 2008 from the $149,855 for the three months ended March 31, 2007. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first quarter of 2008 compared to the first quarter of 2007.

Gain on sales of loans increased by $78,267, or 33.8%, to $310,044 for the three months ended March 31, 2008 when compared to $231,777 for the three months ended March 31, 2007.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The lower interest rate environment that continued into the first quarter of 2008 has significantly increased the volume of sales transactions in the SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $91,827 for the three months ended March 31, 2008 compared to $90,348 for the three months ended March 31, 2007. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $198,618 for the three months ended March 31, 2008, compared to $171,761 for the three months ended March 31, 2007.

Non-Interest Expense

Non-interest expenses increased by $340,126, or 11.1%, to $3,414,350 for the three months ended March 31, 2008 from $3,074,224 for the three months ended March 31, 2007. The following table presents the major components of non-interest expenses for the three months ended March 31, 2008 and 2007.

Non-interest Expenses
	Three months ended March 31,
	2008	2007 (restated)
Salaries and employee benefits	$1,978,061	$1,863,252
Occupancy expenses	432,015	393,491
Equipment expense	137,791	125,413
Marketing	66,329	24,881
Computer services	211,781	197,076
Regulatory, professional and other fees	171,718	108,786
Office expense	141,171	142,374
All other expenses	275,484	218,951
	$3,414,350	$3,074,224

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $114,809, or 6.2%, to $1,978,061 for the three months ended March 31, 2008 compared to $1,863,252 for the three months ended March 31, 2007. The increase in salaries and employee benefits for the three months ended March 31, 2008 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 105 full-time equivalent employees at March 31, 2008 as compared to 102 full-time equivalent employees at March 31, 2007.

Regulatory, professional and other fees increased by $62,932, or 57.8%, to $171,718 for the three months ended March 31, 2008 compared to $108,786 for the three months ended March 31, 2007.  During the first quarter of 2008, the Company incurred additional accounting and legal fees primarily as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008.

Marketing expenses increased by $41,448, or 167%, to $66,329 for the three months ended March 31, 2008 compared to $24,881 for the three months ended March 31, 2007.  The increase in expense was attributable to marketing campaigns designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

All other expenses increased by $56,533, or 25.8%, to $275,484 for the three months ended March 31, 2008 compared to $218,951 for the three months ended March 31, 2007.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Bank’s efficiency ratio increased to 71.3% for the three months ended March 31, 2008, compared to 60.3% for the three months ended March 31, 2007.  The decline in efficiency ratio is due to the above-noted increases in non-interest expenses and reduced net interest income.

Provision for Loan Losses

The provision for loan losses was $165,000 for the three months ended March 31, 2008 and $40,000 for the three months ended March 31, 2007. Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Net charge offs/recoveries amounted to zero for the three months ended March 31, 2008 compared to a net recovery of $79,703 for the three months ended March 31, 2007. See “Allowance for Loan Losses” on page 14.

Financial Condition

March 31, 2008 Compared with December 31, 2007

Total consolidated assets at March 31, 2008 totaled $476,279,633, increasing by $47,128,094 from $429,151,539 at December 31, 2007. On February 27, 2007, the Bank acquired all of the deposit liabilities and related assets of the Hightstown, New Jersey branch banking office of another financial institution. This acquisition added approximately $19 million in new deposits. In connection with such acquisition, the Company recorded $472,726 in goodwill and $274,604 in core deposit intangibles, which appear as “Other Assets” in the Consolidated Balance Sheet at March 31, 2008 and December 31, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents at March 31, 2008 totaled $11,661,233 compared to $7,548,102 at December 31, 2007. Cash and cash equivalents at March 31, 2008 consisted of cash and due from banks of $11,650,085 and Federal funds sold/short term investments of $11,148. The corresponding balances at December 31, 2007 were $7,517,158 and $30,944, respectively.

Investment Securities

The Bank’s investment securities represented 18.4% of total assets at March 31, 2008 and 23.0% at December 31, 2007. Total investment securities decreased $11,162,179, or 11.3%, at March 31, 2008 to $87,542,304 from $98,704,483 at December 31, 2007.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At March 31, 2008, available-for-sale securities amounted to $71,055,792, a decrease of $4,136,345, or 5.5%, from available-for-sale securities of $75,192,137 at December 31, 2007.

At March 31, 2008, the securities available for sale portfolio had net unrealized gains of $991,746 compared to net unrealized gains of $30,563 at December 31, 2007.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of Accumulated other comprehensive loss.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held-to-maturity portfolio consists primarily of obligations of states and political subdivisions. At March 31, 2008, securities held to maturity were $16,486,512, a decrease of $7,025,834, or 29.9%, from $23,512,346 at December 31, 2007. The fair value of the held-to-maturity portfolio at March 31, 2008 was $16,499,376, resulting in an unrealized gain of $12,864.

During the three months ended March 31, 2008, the Bank purchased securities in the amounts of $3,020,614 for the available for sale portfolio. During this same period, $15,147,205 in proceeds from maturities and repayments were received.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at March 31, 2008 and December 31, 2007.

Loan Portfolio Composition	March 31, 2008		December 31, 2007
Component	Amount	% of total	Amount	% of total
Construction loans	$127,644,696	37%	$132,735,920	45%
Residential real estate loans	10,026,958	3%	10,088,515	3%
Commercial and commercial real estate	138,729,574	40%	135,128,642	46%
Mortgage warehouse lines	51,614,814	15%	-0-	0%
Loans to individuals	16,024,464	5%	16,324,817	6%
Deferred loan fees	377,803	0%	302,818	0%
All other loans	165,061	0%	180,006	0%
	$344,583,370	100.0%	$294,760,718	100.0%

The loan portfolio increased by $49,822,652, or 16.9%, to $344,583,370 at March 31, 2008 compared to $294,760,718 at December 31, 2007.  In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one to four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, these customers are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $51,614,814 at March 31, 2008.

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

Non-performing loans increased by $1,232,238 to $3,269,096 at March 31, 2008 from $2,036,858 at December 31, 2007. The largest segment of non-accrual loans represents unfinished residential construction where litigation has commenced and workout negotiations are in process. The balance of the non-performing loans are centered in commercial loans for which litigation has commenced. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio by type for the years indicated. As the table demonstrates, non-performing loans to total loans increased to 0.91% at March 31, 2008 from 0.67% at December 31, 2007 for the reasons previously stated, but loan quality is still considered to be strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2008	2007
Non-Performing loans:
Loans 90 days or more past due and still accruing	$300,000	$0
Non-accrual loans	2,969,096	2,036,858
Total non-performing loans	3,269,096	2,036,858
Other real estate owned	4,305,293	2,960,727
Total non-performing assets	$7,574,389	$4,997,585

Non-performing loans to total loans	0.91%	0.67%
Non-performing assets to total assets	1.59%	1.16%

Non-performing assets increased by $2,576,804 to $7,574,389 at March 31, 2008 from $4,997,585 at December 31, 2007. Non-performing assets represented 1.59% of total assets at March 31, 2008 and 1.16% at December 31, 2007.

The Bank had no loans classified as restructured loans at March 31, 2008 or December 31, 2007.

At March 31, 2008, the Bank had one $300,000 loan that was 90 days or more past due but still accruing interest.  At December 31, 2007, the Bank had no such loans.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is recorded at fair market value less estimated selling costs, and subsequently carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the asset is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans, including construction loans. Based on the composition of the loan portfolio, the primary risks inherent in it are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

During the quarterly review of the allowance for loan losses, management of the Company considers a variety of factors that include:

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

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly. At March 31, 2008, management believed that the allowance for loan losses was adequate.

The allowance for loan losses amounted to $3,513,080 at March 31, 2008, an increase of $165,000 from December 31, 2007. The ratio of the allowance for loan losses to total loans was 0.98% at March 31, 2008 and 1.10% at December 31, 2007, respectively. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended March 31, 2007
Balance, beginning of period	$3,348,080	$3,228,360	$3,228,360
Provision charged to operating expenses	165,000	130,000	40,000

Loans charged off:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	(88,891)	-
Loans to individuals	-	(1,614)	-
Lease financing	-	(478)	-
All other loans	-	-	-
	-	(90,983)	-
Recoveries:
Construction loans	-	75,000	75,000
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	153	-
Loans to individuals	-	5,703	4,703
Lease financing	-	-	-
All other loans	-	-	-
	-	80,703	79,703

Net (charge offs) / recoveries	-	(10,280)	79,703
Balance, end of period	$3,513,080	$3,348,080	$3,348,063

Loans:
At period end	$358,153,333	$305,082,723	$280,685,187
Average during the period	325,302,679	292,371,351	283,672,769
Net charge offs to average loans outstanding	0.00%	(0.00%)	0.03%
Allowance for loan losses to:
Total loans at period end	0.98%	1.10%	1.19%
Non-performing loans	107.46%	164.37%	93.91%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

The following table summarizes deposits at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Demand
Non-interest bearing	$73,111,552	$59,055,803
Interest bearing	85,098,604	86,168,444
Savings	76,205,354	62,094,432
Time	144,293,979	122,013,689
	$378,709,489	$329,332,368

It is the Bank’s strategy to fund loan growth with deposits.  To achieve this goal, deposit products, particularly short term certificates of deposit, were priced to be attractive to depositors.  At March 31, 2008, time deposits increased by $22,280,290, or 6.8%, to $144,293,979 compared to $122,013,689 at December 31, 2007.  Balances were attracted from both new customers as well as exiting customers.

Non-interest bearing demand deposits increased by $14,055,749, or 23.8%, to $73,111,552 at March 31, 2008 compared to $59,055,803 at December 31, 2007, as the Bank attracted new business customers through the newly introduced mortgage warehouse line of credit product, which contributed significantly to this current period increase in balances.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at March 31, 2008 consisted of long-term FHLB borrowings of $$30,500,000 and overnight funds purchased of $1,300,000. The balance of borrowings at December 31, 2007 consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000. The $3,800,000 decline in borrowings during the quarter was the result of a reduction in short-term borrowings.  FHLB advances are fully secured by marketable securities.

Shareholders’ Equity And Dividends

Shareholders’ equity at March 31, 2008 totaled $41,647,825, an increase of $674,508, or 1.6%, from $40,973,317 at December 31, 2007. Book value per common share rose to $10.44 at March 31, 2008 from $10.26 at December 31, 2007. The ratio of shareholders’ equity to total assets was 8.74% at March 31, 2008 and 9.55% at December 31, 2007.

The increase in shareholders’ equity and book value per share for the three months ended March 31, 2008 resulted primarily from comprehensive income, consisting of net income of $802,197, unrealized gain on securities available for sale net of tax benefits of $634,517 and unrealized loss on interest rate swap contract net of tax benefits of $436,418, and was partially reduced by an adjustment of $329,706 resulting from the initial adoption of EITF 06-04 effective January 1, 2008.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended March 31, 2008 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2008 and December 31, 2007 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008 -
Company
Total Capital to Risk Weighted Assets	$62,289,574	15.79%	$31,551,920	>8%	$39,439,900	>10%
Tier 1 Capital to Risk Weighted Assets	54,591,702	13.84%	15,775,960	>4%	23,663,940	>6%
Tier 1 Capital to Average Assets	54,591,702	12.20%	17,903,319	>4%	22,379,149	>5%
Bank
Total Capital to Risk Weighted Assets	$60,768,187	15.41%	$31,551,920	>8%	$39,439,900	>10%
Tier 1 Capital to Risk Weighted Assets	57,255,107	14.52%	15,775,960	>4%	23,663,940	>6%
Tier 1 Capital to Average Assets	57,255,107	12.84%	17,831,000	>4%	22,288,750	>5%

As of December 31, 2007 -
Company
Total Capital to Risk Weighted Assets	$62,006,573	17.75%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	54,437,463	15.58%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	54,437,463	12.66%	17,196,222	>4%	21,495,277	>5%
Bank
Total Capital to Risk Weighted Assets	$59,961,320	17.16%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	56,613,240	16.20%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	56,613,240	13.20%	17,152,520	>4%	21,440,650	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2008, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

Liquidity

At March 31, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At March 31, 2008, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $28,883,000 plus a One-Month Overnight Repricing Line of Credit of $28,883,000. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2008, the balance of cash and cash equivalents was $11,661,233.

Net cash used in operating activities totaled $2,333,689 for the three months ended March 31, 2008 compared to $5,539,100 in the three months ended March 31, 2007. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $39,102,106 in the three months ended March 31, 2008 compared to $2,602,968 used in investing activities in the three months ended March 31, 2007. The current period amount was primarily the result of the increase in the loan portfolio.

Net cash provided by financing activities amounted to $45,548,926 in the three months ended March 31, 2008 compared to $6,842,984 used in financing activities in the three months ended March 31, 2007. The current period amount resulted primarily from an increase in deposits combined with a decrease in borrowings during the three months period ended March 31, 2008.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2008, maturities and prepayments of investment securities totaled $15,147,205.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.                                Controls and Procedures.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report because, while the Company had initiated the process of identifying and engaging external tax preparation and compliance consultants to assist it with analyzing the Company’s accounting for income taxes and tax compliance, the Company had not retained such consultants by such time.

The Company’s principal executive officer and principal financial officer have also concluded that there were changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During such quarter, the Company made the following changes in its internal control over financial reporting to remediate the conditions described in Item 9A. Controls and Procedures, of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008:

•
Current and Deferred Tax Accounting – The Company has implemented an internal policy pursuant to which the Company will retain external tax preparation and compliance consultants to assist it with analyzing the Company’s accounting for income taxes and tax compliance for compliance with generally accepted accounting principles and reviewing the results with the Company’s principal executive officer and principal financial officer on a quarterly basis.

•
Supplemental Executive Retirement Plan – The Company’s principal executive officer, principal financial officer and human resources officer will review on a quarterly basis with the plan’s administrator and actuarial consultant to determine that all liability balances and expense levels are properly recorded and reflect the current life circumstances of all participants in the plan.

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

PART II. OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities (1)
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2008	January 31, 2008	-	-	-	161,030
February 1, 2008	February 29, 2008	1,534	$17.04	1,534	159,496
March 1, 2008	March 31, 2008	-	-	-	159,496
Total		1,534	$17.04	1,534	159,496

(1)
The Company’s common stock repurchase program covers a maximum of 185,787 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the annual stock dividends, including the 6% stock dividend declared on December 20, 2007 paid on February 6, 2008.

Item 6.	Exhibits.

	3(i)		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K filed with the SEC on March 24, 2005)

	3(ii)		Bylaws of the Company (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

	31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, principal executive officer of the Company, and Joseph M. Reardon, principal financial officer of the Company

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: May 15, 2008	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)