Form 10-Q
period 2008-06-30
1ST CONSTITUTION BANCORP
filed 2008-08-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 8, 2008, there were 3,997,890 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CASH AND DUE FROM BANKS	$18,481,595	$7,517,158

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,222	30,944

Total cash and cash equivalents	18,492,817	7,548,102

INVESTMENT SECURITIES:
Available for sale, at fair value	72,340,516	75,192,137
Held to maturity (fair value of $15,913,428 and $23,411,269 in 2008 and 2007, respectively)	16,295,970	23,512,346

Total investment securities	88,636,486	98,704,483

LOANS HELD FOR SALE	13,738,070	10,322,005

LOANS	363,623,631	294,760,718
Less- Allowance for loan losses	(3,635,766)	(3,348,080)

Net loans	359,987,865	291,412,638

PREMISES AND EQUIPMENT, net	2,568,475	2,760,203
ACCRUED INTEREST RECEIVABLE	2,042,020	2,495,732
BANK-OWNED LIFE INSURANCE	9,734,998	9,545,009
OTHER REAL ESTATE OWNED	4,486,016	2,960,727
OTHER ASSETS	4,358,548	3,402,640

Total assets	$504,045,295	$429,151,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$87,632,653	$59,055,803
Interest bearing	308,771,142	270,276,565
Total deposits	396,403,795	329,332,368

BORROWINGS	43,600,000	35,600,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	2,022,862	1,992,187
ACCRUED EXPENSES AND OTHER LIABILITIES	1,786,120	2,696,667

Total liabilities	462,369,777	388,178,222

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,992,339 and 3,993,905 shares issued and 3,991,652 and 3,992,715 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	32,566,923	32,514,936
Retained earnings	10,200,292	9,009,955
Treasury Stock, shares at cost, 687 and 1,190 at June 30, 2008 and December 31, 2007, respectively	(10,999)	(18,388)
Accumulated other comprehensive loss	(1,080,698)	(533,186)

Total shareholders’ equity	41,675,518	40,973,317

Total liabilities and shareholders’ equity	$504,045,295	$429,151,539
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2008	2007 (restated)	2008	2007 (restated)
Loans, including fees	$6,127,318	$6,092,841	$12,136,418	$12,260,566
Securities
Taxable	916,342	1,083,967	1,891,743	2,076,294
Tax-exempt	139,478	225,791	285,077	432,359
Federal funds sold and short-term investments	8,992	42,879	45,948	65,423
Total interest income	7,192,130	7,445,478	14,359,186	14,834,642

INTEREST EXPENSE
Deposits	2,494,237	2,435,381	5,032,330	4,651,466
Securities sold under agreement to repurchase and other borrowed funds	402,929	346,073	778,956	632,412
Redeemable subordinated debentures	284,191	349,507	533,997	778,574
Total interest expense	3,181,357	3,130,961	6,345,283	6,062,452
Net interest income	4,010,773	4,314,517	8,013,903	8,772,190
Provision for loan losses	195,000	30,000	360,000	70,000
Net interest income after provision for loan losses	3,815,773	4,284,517	7,653,903	8,702,190

NON-INTEREST INCOME
Service charges on deposit accounts	197,556	175,181	383,444	325,036
Gain on sale of loans	285,559	188,741	595,603	420,518
Income on bank-owned life insurance	92,818	88,233	184,645	178,581
Other income	228,971	196,268	427,589	368,029
Total non-interest income	804,904	648,423	1,591,281	1,292,164

NON-INTEREST EXPENSE
Salaries and employee benefits	2,073,066	1,687,666	4,051,127	3,550,918
Occupancy expense	432,423	411,128	864,438	802,060
Data Processing expenses	217,811	215,898	429,592	412,974
Other operating expenses	893,842	560,645	1,686,335	1,183,609
Total non-interest expenses	3,617,142	2,875,337	7,031,492	5,949,561
Income before income taxes	1,003,535	2,057,603	2,213,692	4,044,793

INCOME TAXES	285,689	639,505	693,649	1,300,801
Net income	$717,846	$1,418,098	$1,520,043	$2,743,992

NET INCOME PER SHARE
Basic	$0.18	$0.36	$0.38	$0.69
Diluted	$0.18	$0.35	$0.38	$0.68
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, January 1, 2007 (restated)	$28,886,105	$7,010,211	$(3,545)	$(945,726)	$34,947,045

Exercise of stock options, net and issuance of vested shares under employee benefit programs	(13,881)	-	45,083	-	31,212

SFAS 123R share-based compensation	63,245	-	-	-	63,245

Treasury stock, shares acquired at cost	-	-	(228,517)	-	(228,517)

Comprehensive Income: Net Income for the six months ended June 30, 2007 (restated)	-	2,743,992	-	-	2,743,992

Unrealized loss on securities available for sale net of tax of $197,400 (restated)	-	-	-	(494,365)	(494,365)

Comprehensive Income (restated)	-	-	-	-	2,249,627

Balance, June 30, 2007 (restated)	$28,935,469	$9,754,203	$(186,969)	$(1,440,091)	$37,062,612

Balance, January 1, 2008	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

Adjustment to initially apply EITF 06-4	-	(329,706)	-	-	(329,706)

Exercise of stock options, net and issuance of vested shares under employee benefit programs	(10,161)	-	35,584	-	25,423

SFAS 123R share-based compensation	62,148	-	--	-	62,148

Treasury stock, shares acquired at cost	-	-	(28,195)	-	(28,195)

Comprehensive Income: Net Income for the six months ended June 30, 2008	-	1,520,043	-	-	1,520,043

Unrealized loss on securities available for sale net of tax of $272,197	-	-	-	(528,381)	(528,381)

Unrealized loss on interest rate swap contract net of tax of $43,967	-	-	-	(67,470)	(67,470)

Minimum pension liability net of tax of $32,149	-	-	-	48,339	48,339

Comprehensive Income	-	-	-	-	972,531

BALANCE, June 30, 2008	$32,566,923	$10,200,292	$(10,999)	$(1,080,698)	$41,675,518
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2008	2007
		(restated)
OPERATING ACTIVITIES:
Net income	$1,520,043	$2,743,992
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-

Provision for loan losses	360,000	70,000
Depreciation and amortization	352,654	369,719
Net amortization of premiums on securities	35,517	11,907
Gain on sales of loans held for sale	(595,603)	(420,518)
Originations of loans held for sale	(43,010,217)	(30,603,730)
Proceeds from sales of loans held for sale	40,189,755	35,695,668
Income on Bank – owned life insurance	(184,645)	(178,581)
Share-based compensation expense	62,148	63,245
Decrease (increase) in accrued interest receivable	453,712	(346,890)
Increase in other assets	(662,423)	(1,996)
(Decrease) increase in accrued interest payable	30,675	(88,106)
Decrease in accrued expenses and other liabilities	(1,303,889)	(456,851)

Net cash (used in) provided by operating activities	(2,752,273)	6,857,859
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(11,241,517)	(15,776,240)
Held to maturity	-	(7,677,917)
Proceeds from maturities and prepayments of securities -
Available for sale	13,269,990	3,226,445
Held to maturity	7,202,946	337,517
Net increase in loans	(70,324,408)	(20,422,562)
Additional investment in other real estate owned	(1,016,320)	-
Capital expenditures	(142,570)	(252,855)
Proceeds from sales of other real estate owned	880,212	-
Cash consideration paid to acquire branch	-	(747,330)
Cash and cash equivalents acquired from branch	-	19,514,239

Net cash used in investing activities	(61,371,667)	(21,798,703)

FINANCING ACTIVITIES:
Issuance of common stock, net	25,423	31,212
Purchase of treasury stock	(28,195)	(228,517)
Net increase (decrease) in demand, savings and time deposits	67,071,427	(6,288,178)
Repayment of redeemable subordinated debentures	-	(5,155,000)
Net increase in other borrowings	8,000,000	25,800,000

Net cash provided by financing activities	75,068,655	14,159,517

Increase (decrease) in cash and cash equivalents	10,944,715	(781,327)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,548,102	10,361,812

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$18,492,817	$9,580,485

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$6,314,608	$6,150,558
Income taxes	2,120,200	1,421,600
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,389,181	-
 See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2008 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements have been prepared by 1st Constitution Bancorp (the “Company”) and include the Company, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company, and 1st Constitution Capital Trust I, which was a subsidiary of the Company until April 2007, are not included in the  Consolidated Financial Statements as they are variable interest entities and the Company is not the primary beneficiary.  All significant inter-company accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on April 15, 2008.

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

Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of stock options and the vesting of unvested stock awards, using the treasury stock method. All 2007 share information has been restated for the effect of a 6% stock dividend declared December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended June 30, 2008
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$717,846	3,989,997	$0.18

Effect of dilutive securities
Stock options and unvested stock awards	-	50,969	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$717,846	4,040,966	$0.18

	Three Months Ended June 30, 2007 (restated)
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,418,098	3,958,888	$0.36

Effect of dilutive securities
Stock options and unvested stock awards	-	63,200	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,418,098	4,022,088	$0.35

	Six Months Ended June 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,520,043	3,989,712	$0.38

Effect of dilutive securities
Stock options and unvested stock awards	-	54,634	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,520,043	4,044,346	$0.38

	Six Months Ended June 30, 2007 (restated)
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$2,743,992	3,963,032	0.69

Effect of dilutive securities
Stock options and unvested stock awards	-	64,047	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,743,992	4,027,079	$0.68

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

The Company’s stock-based incentive plans (“stock plans”) authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of restricted common stock (“stock awards”).  The purpose of the Company’s stock plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s stock plans, options expire no later than ten years after the date of grant.  Options are granted with an exercise price set at no less than the fair market value of the Company’s stock on the date of the grant.  The grant date fair value of the options is calculated using the Black-Scholes option valuation model.

Stock-based compensation expense related to options was $62,148 and $63,245 for the six months ended June 30, 2008 and 2007, respectively.

Option transactions under the Company’s stock plans during the six months ended June 30, 2008 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	156,838	$10.43
Options Granted	-	-
Options Exercised	324	3.24
Options Forfeited	-	-
Options Expired	-	-
Outstanding at June 30, 2008	156,514	$10.44	4.8	$464,188

Exercisable at June 30, 2008	121,789	$8.94	3.7	$464,188

Stock awards generally vest over a four-year service period on the anniversary of the grant date.  Once vested, stock awards are irrevocable.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the stock award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the stock award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to stock awards was $99,145 and $180,800 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes the non-vested portion of stock awards outstanding at June 30, 2008:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2008	47,993	$15.35
Shares granted	-	-
Shares vested	-	-
Shares forfeited	-	-
Non-vested stock awards at June 30, 2008	47,993	$15.35

As of June 30, 2008, there was approximately $456,306 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the following four years.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company follows Statement of Financial Accounting Standards No. 132, as revised in December 2003 (“SFAS No. 132”), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” and Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans.  It requires the disclosure of additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the requirements for pensions and other postretirement benefit plans, to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures.  SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s supplemental executive retirement plan for the six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Service cost	$57,637	$56,791	$115,274	$113,582
Interest cost	39,830	32,889	79,660	65,778
Actuarial loss recognized	15,375	6,217	30,750	12,434
Prior service cost recognized	24,858	24,858	49,716	49,716
	$137,700	$120,755	$275,400	$241,510

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $329,706 as a reduction of retained earnings effective January 1, 2008.  Total compensation expense for 2008 is projected to increase by approximately $16,120 as a result of the adoption of EITF 06-4.

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss and their related income tax effects are as follows:

	June 30,	December 31,
	2008	2007
Unrealized holding losses (gains) on
securities available for sale	$(770,015)	$30,563
Related income tax effect	259,317	(12,880)
	(510,698)	17,683

Unrealized loss on interest rate
swap contract	(211,191)	(99,754)
Related income tax effect	83,809	39,842
	(127,382)	(59,912)

Pension liability	(737,876)	(818,343)
Related income tax effect	295,258	327,386
	(442,618)	(490,957)

Accumulated Other Comprehensive Loss	$(1,080,698)	$(533,186)

The components of other comprehensive income (loss) and their related income tax effects for the three and and six month periods ended June 30, 2008 and 2007, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Unrealized holding losses on
securities available for sale	$(1,761,761)	$(1,230,666)	$(800,578)	$(691,765)
Related income tax effect	598,863	369,848	272,197	197,400
	(1,162,898)	(860,818)	(528,381)	(494,365)

Unrealized gain (loss) on interest rate
swap contract	614,841	-	(111,437)	-
Related income tax effect	(245,893)	-	43,967	-
	368,948	-	(67,470)	-

Pension liability amortization	80,467	-	80,467	-
Related income tax effect	(32,128)	-	(32,128)	-
	48,339	-	48,339	-

Other Comprehensive Income	$(745,611)	$(860,818)	$(547,512)	$(494,365)

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.   SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS No. 141(R)”), “Business Combinations (revised 2007).”  SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is broader than its predecessor, SFAS No. 141, which only applied to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including combinations achieved without the transfer of consideration.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed, based on their estimated fair values.  SFAS No. 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed.  SFAS No. 141(R) requires those costs to be recognized separately from the acquisition. In accordance with SFAS No. 141, restructuring costs that the acquirer expected, but was not obligated to incur, were recognized as if they were a liability assumed at the acquisition date.  SFAS No. 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred.  Acquisition related transaction costs will be expensed as incurred. SFAS No. 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS No. 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51 (Consolidated Financial Statements).”  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 160 on its financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value through Earnings.”  SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets —an amendment of FASB Statement No. 140” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material impact on the Company’s financial statements.

(2)  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability will not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$-	$72,340,516	$-	$72,340,516

Derivative liabilities	-	211,192	-	211,192

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”.  SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, and thus, the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2008 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust II; the “Bank” refers to 1st Constitution Bank; “Trust II” refers to 1st Constitution Capital Trust II; and “Trust I” refers to 1st Constitution Capital Trust I, which was a subsidiary of the Company until its termination in April 2007.  Trust II and Trust I are not included in the Company’s consolidated financial statements as they are variable interest entities and the Company is not the primary beneficiary.

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

The Bank operates eleven branches, and manages an investment portfolio through 1st Constitution Investment Company of Delaware, Inc., its subsidiary.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

The Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008 contains restated unaudited consolidated financial information of the Company for each of the first three quarters of 2007.  To the extent that the discussion and analysis contained herein relates or refers to the Company’s results for the first quarter or six months of 2007, such discussion and analysis reflects the Company’s restated results for the three and six months ended June 30, 2007.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  When used in this and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008  Compared to the Three Months Ended June 30, 2007

Summary

The Company realized net income of $717,846 for the three months ended June 30, 2008, a decrease of 49.4% from the $1,418,098 reported for the three months ended June 30, 2007.  Diluted net income per share was $0.18 for the three months ended June 30, 2008 compared to $0.35 per diluted share for the three months ended June 30, 2007.  All prior year share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios declined for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  Return on average assets and return on average equity were 0.59% and 6.90% for the three months ended June 30, 2008 compared to 1.35% and 15.36%, respectively, for the three months ended June 30, 2007.

A significant factor impacting the Company’s net interest income has been the declining level of market interest rates and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended June 30, 2008 was 3.60% as compared to the 4.48% net interest margin recorded for the three months ended June 30, 2007, a reduction of 88 basis points.  The Federal Reserve has decreased the level of market interest rates by 250 basis points since September 18, 2007.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased level of interest income.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in collateralized mortgages and mortgage-backed securities.  Several financial institutions have reported significant write-downs of the value of mortgage related securities.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any material exposures in its portfolio of these securities, market conditions could further deteriorate and result in the recognition of losses in the value of these securities.

Earnings Analysis

Interest Income

Interest income for the three months ended June 30, 2008 was $7,192,130, decreasing by 3.4% from the $7,445,478 reported in the three months ended June 30, 2007.  The decrease in interest income was attributable to the current period decrease in yields earned on the Bank’s interest-earning assets, partially offset by increased average balances in those interest-earning assets.  For the three months ended June 30, 2008, average interest earning assets increased $59,688,865 or 15.1%, to $455,549,258 compared to $395,860,393 for the three months ended June 30, 2007.  For the three months ended June 30, 2008, the average yield on earning assets, on a tax-equivalent basis, decreased 124 basis points to 6.41% from 7.65% for the three months ended June 30, 2007.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $3,181,357, an increase of $50,396 from $3,130,961 reported for the three months ended June 30, 2007.  Total average interest bearing liabilities increased by $44,230,933 to $362,461,495 for the three months ended June 30, 2008 from $318,230,562 for the three months ended June 30, 2007.  The average cost of interest bearing liabilities decreased 42 basis points to 3.53% for the three months ended June 30, 2008 from 3.95% for the three months ended June 30, 2007.  These decreases were primarily a result of the current period decrease in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended June 30, 2008 was $4,010,773, a decrease of 7.0% from the $4,314,517 reported for June 30, 2007.  The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, decreased 88 basis points to 3.60% for the three months ended June 30, 2008 from 4.48% for the three months ended June 30, 2007.  The declining level of market interest rates on the Bank’s floating rate assets in the competitive New Jersey marketplace has contributed significantly to this margin compression.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible, based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $195,000 for the three months ended June 30, 2008 and $30,000 for the three months ended June 30, 2007.  See “Allowance for Loan Losses” on page 24.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2008 was $804,904, an increase of $156,481, or 24.1%, over non-interest income of $648,423 for the three months ended June 30, 2007.

Service charges on deposit accounts represent a significant source of non-interest income.  Service charge revenues increased by $22,375, or 12.8%, to $197,556 for the three months ended June 30, 2008 from $175,181 for the three months ended June 30, 2007.  This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the second quarter of 2008 compared to the same period in 2007.

Gain on sales of loans increased by $96,818, or 51.3%, to $285,559 for the three months ended June 30, 2008 when compared to $188,741 for the three months ended June 30, 2007.  The Bank sells both residential mortgage loans and Small Business Administration (“SBA”) loans in the secondary market.  The lower interest rate environment that continued into the first half of 2008 has impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $92,818 for the three months ended June 30, 2008 compared to $88,233 for the three months ended June 30, 2007.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $228,971 for the three months ended June 30, 2008, compared to $196,268 for the three months ended June 30, 2007.

Non-Interest Expense

Non-interest expenses increased by $741,805, or 25.8%, to $3,617,142 for the three months ended June 30, 2008 from $2,875,337 for the three months ended June 30, 2007.  The following table presents the major components of non-interest expenses for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
Non-interest Expenses	2008	2007

Salaries and employee benefits	$2,073,066	$1,687,666
Occupancy expenses	432,423	411,128
Equipment expense	153,583	120,796
Marketing	73,206	22,145
Data processing expenses	217,811	215,898
Regulatory, professional and other fees	319,826	73,320
Office expense	144,526	152,408
All other expenses	202,701	191,976
Total	$3,617,142	$2,875,337

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $385,400, or 22.8%, to $2,073,066 for the three months ended June 30, 2008 compared to $1,687,666 for the three months ended June 30, 2007. The increase in salaries and employee benefits for the three months ended June 30, 2008 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Overall staffing levels increased to 108 full-time equivalent employees at June 30, 2008 as compared to 97 full-time equivalent employees at June 30, 2007.

In January 2008, the Bank established a Mortgage Warehouse Funding Group, which introduced a revolving line of credit that is available to licensed mortgage banking companies.  This group is based in a newly leased office space in Somerset, NJ and consists of five newly hired staff members.  The Bank’s action to establish this group and commence operations has contributed to the 2008 increase in most components of non-interest expenses when compared with 2007 expenses for the same period.

Marketing expenses increased by $51,061, or 230.6%, to $73,206 for the three months ended June 30, 2008 compared to $22,145 for the three months ended June 30, 2007.  The increase in expense was attributable to marketing campaigns designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

Regulatory, professional and other fees increased by $246,506, or 336%, to $319,826 for the three months ended June 30, 2008 compared to $73,320 for the three months ended June 30, 2007.  During the second quarter of 2008, the Company incurred increased accounting and legal fees as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008.  The Bank also incurred professional fees in connection with audits performed by independent consultants to assess the effectiveness of controls established over internal systems as required by the Sarbanes-Oxley Act.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 75.1% for the three months ended June 30, 2008, compared to 57.9% for the three months ended June 30, 2007.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses and reduced net interest income.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Summary

The Company reported net income of $1,520,043 for the six months ended June 30, 2008, a decrease of $1,223,949, or 44.6%, from the $2,743,992 reported for the six months ended June 30, 2007.  Net income per diluted share was $0.38 for the six months ended June 30, 2008 compared to $0.68 per diluted share for the six months ended June 30, 2007.

Key performance ratios declined for the six months ended June 30, 2008.  Return on average assets and return on average equity were 0.65% and 7.34%, respectively, for the six months ended June 30, 2008 compared to 1.34% and 15.14%, respectively, for the six months ended June 30, 2007.

Earnings Analysis

Interest Income

For the six months ended June 30, 2008, total interest income was $14,359,186, representing a decrease of $475,456 or 3.2%, from the total interest income of $14,834,642 for the six months ended June 30, 2007.  The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average rate for the six month periods ended June 30, 2008 and 2007.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$3,315,021	$45,948	2.80%	$2,542,891	$65,423	5.19%
Investment Securities:
Collateralized Mortgage Obligations/ Mortgage Backed Securities	75,859,885	1,891,743	5.03%	79,834,540	2,076,294	5.20%
Obligations of States and Political Subdivisions	14,905,787	421,912	5.71%	22,534,371	639,891	5.68%
Total	90,765,672	2,313,655	5.14%	102,368,911	2,716,185	5.31%

Loan Portfolio:
Construction	125,325,518	4,465,079	7.18%	128,038,453	5,772,790	9.09%
Residential Real Estate	10,262,589	326,308	6.41%	7,657,934	342,816	9.03%
Home Equity	14,846,031	483,102	6.56%	13,978,390	529,513	7.64%
Commercial and commercial real estate	124,908,153	4,606,553	7.44%	112,177,995	4,341,502	7.80%
Mortgage warehouse lines	42,836,780	1,052,384	4.95%	-	-	-
Installment	1,406,142	55,781	8.00%	1,543,012	64,859	8.48%
All Other Loans	25,666,806	1,147,211	9.01%	21,698,761	1,209,086	11.24%
Total	345,252,019	12,136,418	7.09%	285,094,545	12,260,566	8.67%

Total Interest-Earning Assets	439,332,712	14,496,021	6.65%	390,006,347	15,042,174	7.78%

Allowance for Loan Losses	(3,503,487)			(3,202,227)
Cash and Due From Bank	11,230,919			9,840,214
Other Assets	21,353,707			16,993,628
Total Assets	$468,413,851			$413,637,962

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	86,246,257	1,054,068	2.46%	83,227,341	838,662	2.03%
Savings Accounts	74,058,876	957,054	2.61%	65,745,828	1,004,462	3.08%
Certificates of Deposit	137,599,681	3,021,208	4.43%	117,341,127	2,808,342	4.83%
Other Borrowed Funds	34,161,538	778,956	4.60%	24,034,530	632,412	5.31%
Trust Preferred Securities	18,000,000	533,997	5.98%	21,093,923	778,574	7.34%
Total Interest-Bearing Liabilities	350,066,352	6,345,283	3.66%	311,442,749	6,062,452	3.93%

Net Interest Spread			2.99%			3.85%

Demand Deposits	71,276,343			60,426,470
Other Liabilities	5,399,204			5,212,864
Total Liabilities	426,741,899			377,082,083
Shareholders' Equity	41,671,952			35,555,879
Total Liabilities and Shareholders' Equity	$468,413,851			$413,637,962

Net Interest Margin		$8,150,738	3.74%		$8,979,722	4.64%

The decrease in interest income for the six months ended June 30, 2008 resulted from a lower average yields earned on the securities and loan portfolios partially offset by an increase in the loan portfolio average balance.  Average loans increased $60,157,474, or 21.1%, to $345,252,019 for the six months ended June 30, 2008 from $285,094,545 for the six months ended June 30, 2007, while the yield on the portfolio decreased 158 basis points from 8.67% for the six months ended June 30, 2007 to 7.09% for the six months ended June 30, 2008.  The lower loan yield reflected the lower interest rate environment that continued through the first half of 2008.

Average securities decreased $11,603,239, or 11.3%, from $102,368,911 for the six months ended June 30, 2007 to $90,765,672 for the six months ended June 30, 2008, while the yield on the securities portfolio decreased to 5.14% for the six months ended June 30, 2008 from 5.31% for the six months ended June 30, 2007.

Overall, the yield on the Company’s total interest-earning assets, on a tax-equivalent basis, decreased 113 basis points to 6.65% for the six months ended June 30, 2008 from 7.78% for the six months ended June 30, 2007.

Interest Expense

Total interest expense for the six months ended June 30, 2008 was $6,345,283, an increase of $282,831, or 4.7%, compared to $6,062,452 for the six months ended June 30, 2007.  The average rate paid on interest bearing liabilities for the six months ended June 30, 2008 decreased 27 basis points to 3.66% from 3.93% for the six months ended June 30, 2007. The increase in interest expense for the current period resulted primarily from the increase in average interest-bearing liabilities of $38,623,603 or 12.4%, partially offset by a decline in the average rate paid on these liabilities.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2008 was $8,013,903, a decrease of $758,287, or 8.6%, compared to $8,772,190 for the six months ended June 30, 2007.  The net interest margin (on a tax-equivalent basis) was 3.74% for the six months ended June 30, 2008, compared to 4.64% for the six months ended June 30, 2007.  The lower yields earned on the Bank’s floating-rate balances in the securities and loan portfolios has contributed significantly to this margin compression.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $360,000 for the six months ended June 30, 2008 and $70,000 for the six months ended June 30, 2007.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $19,898,981 reduction in higher risk construction loans and a $86,203,106 increase in lower risk mortgage warehouse lines, the total loan portfolio grew by 23.4% from December 31, 2007 to June 30, 2008 and necessitated the increased provision to account for the inherent risk in the portfolio as a result of this growth.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as taking into consideration that real estate market conditions remained weak.  Net charge offs/recoveries amounted to a net charge-off of $72,314 for the six months ended June 30, 2008, compared to a net recovery of $11,720 for the six months ended June 30, 2007.  See “Allowance for Loan Losses” on page 24.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2008 was $1,591,281, which is an increase of $299,117, or 23.1%, from total non-interest income of $1,292,164 for the six months ended June 30, 2007.

Service charges on deposit accounts increased to $383,444 for the six months ended June 30, 2008 from $325,036 for the six months ended June 30, 2007.  Service charge income increased principally due to a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first six months of 2008 compared to 2007.

Gain on sale of loans held for sale represented the largest single source on non-interest income. Gain on sale of loans held for sale for the six months ended June 30, 2008 was $595,603 compared to $420,518 for the six months ended June 30, 2007.  The lower interest rate environment in 2008 has impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains from these transactions.

Income from BOLI assets amounted to $184,645 for the six months ended June 30, 2008, compared to $178,581 for the six months ended June 30, 2007.  The Company owns $9.7 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services contributed to the other income components of non-interest income, amounting to $427,589 for the six months ended June 30, 2008, compared to $368,029 for the six months ended June 30, 2007.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2008 was $7,031,492, which is an increase of $1,081,931, or 18.2%, compared to total non-interest expense of $5,949,561 for the six months ended June 30, 2007.

The following table presents the major components of non-interest expense for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007
Non-interest Expenses
Salaries and employee benefits	$4,051,127	$3,550,918
Occupancy expense	864,438	802,060
Equipment expense	291,374	246,209
Marketing	139,535	47,026
Data processing expenses	429,592	412,974
Regulatory, professional and other fees	491,544	182,106
Office expense	285,697	294,782
All other expenses	478,185	413,486
	$7,031,492	$5,949,561

Salaries and employee benefits increased $500,209, or 14.1%, to $4,051,127 for the six months ended June 30, 2008, compared to $3,550,918 for the six months ended June 30, 2007.  This increase reflects the increase in staffing levels plus normal employee salary increases.

In January 2008, the Bank established a Mortgage Warehouse Funding Group, which introduced a revolving line of credit that is available to licensed mortgage banking companies.  This group is based in a newly leased office space in Somerset, NJ and consists of five newly hired staff.  The Bank’s action to establish this group and commence operations has contributed to the 2008 increase in most components of non-interest expenses when compared with 2007 expenses for the same period.

Marketing expenses increased by $92,509, or 196.7%, to $139,535 for the six months ended June 30, 2008, compared to $47,026 for the six months ended June 30, 2007.  The increase in expense was attributable to marketing campaigns designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

Regulatory, professional and other fees increased by $309,438, or 169.9%, to $491,544 for the six months ended June 30, 2008, compared to $182,106 for the six months ended June 30, 2007.  During the first six months of 2008, the Company incurred increased accounting and legal fees as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008.  The Bank also incurred professional fees in connection with audits performed by independent consultants to assess the effectiveness of controls established over internal systems as required by the Sarbanes-Oxley Act.

All other expenses, which are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities, increased by $64,699, or 15.6%, to $478,185 for the six months ended June 30, 2008, compared to $413,486 for the six months ended June 30, 2007.

The Company’s efficiency ratio increased to 73.2% for the six months ended June 30, 2008, compared to a ratio of 59.1% for the six months ended June 30, 2007.  The increase in this ratio for 2008 is due to the above-noted increases in non-interest expenses and reduced level of net interest income.

Financial Condition

June 30, 2008 Compared with December 31, 2007

Total consolidated assets at June 30, 2008 totaled $504,045,295, increasing by $74,893,756 from $429,151,539 at December 31, 2007.  The asset growth was focused in our loan portfolio, which increased $71,991,292.  The primary funding for asset growth came from deposits and borrowings, which increased $67,071,427 and $8,000,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2008 totaled $18,492,817 compared to $7,548,102 at December 31, 2007. Cash and cash equivalents at June 30, 2008 consisted of cash and due from banks of $18,481,595 and Federal funds sold/short term investments of $11,222. The corresponding balances at December 31, 2007 were $7,517,158 and $30,944, respectively.  The increase was due primarily to timing of cash flows related to the Bank’s business activities.

Investment Securities

The Bank’s investment securities represented 17.6% of total assets at June 30, 2008 and 23.0% at December 31, 2007. Total investment securities decreased $10,067,997, or 10.2%, at June 30, 2008 to $88,636,486 from $98,704,483 at December 31, 2007.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2008, securities available for sale totaled $72,340,516, which is a decrease of $2,851,621, or 3.8%, from securities available for sale totaling $75,192,137 at December 31, 2007.

At June 30, 2008, the securities available for sale portfolio had net unrealized losses of $770,469, compared to net unrealized gains of $30,563 at December 31, 2007.  These unrealized gains/losses are reflected net of tax in shareholders’ equity as a component of “Accumulated other comprehensive loss” are primarily attributable to a loss in market value of collateralized mortgages and mortgage backed-securities.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held to maturity portfolio consists primarily of obligations of states and political subdivisions. At June 30, 2008, securities held to maturity were $16,295,970, a decrease of $7,216,376, or 30.7%, from $23,512,346 at December 31, 2007.  The fair value of the held to maturity portfolio at June 30, 2008 was $15,913,428, resulting in an unrealized loss of $382,542.

During the six months ended June 30, 2008, the Bank purchased securities in the amounts of $11,241,517 for the available for sale portfolio.  During this same period, $20,472,936 in proceeds from maturities and repayments were received.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at June 30, 2008 and December 31, 2007.

Loan Portfolio Composition	June 30, 2008		December 31, 2007
Component	Amount	% of total	Amount	% of total
Construction loans	$112,836,939	31%	$132,735,920	45%
Residential real estate loans	10,792,008	3%	10,088,515	3%
Commercial and commercial real estate	136,054,001	37%	135,128,642	46%
Mortgage warehouse lines	86,203,106	24%	-0-	0%
Loans to individuals	17,020,312	5%	16,324,817	6%
Deferred loan fees and costs	508,484	0%	302,818	0%
All other loans	208,781	0%	180,006	0%
	$363,623,631	100%	$294,760,718	100%

The loan portfolio increased by $68,862,913, or 23.4%, to $363,623,631 at June 30, 2008, compared to $294,760,718 at December 31, 2007.  The construction loan portfolio decreased by $19,898,981, or 15.0%, to $112,836,939 at June 30, 2008 compared to $132,735,920 at December 31, 2007.  This current period decrease is a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to building the balance of the lesser risk mortgage warehouse lines.  In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $86,203,106 outstanding Warehouse Line of Credit advances at June 30, 2008.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

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

The Bank’s policy with regard to non-accrual loans is that generally, loans are placed on a non-accrual status when they are 90 days past due, unless such loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 120 days past due.  Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

Non-performing loans increased by $434,107 to $2,470,965 at June 30, 2008 from $2,036,858 at December 31, 2007.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after June 30, 2008.

The table below sets forth non-performing assets and risk elements in the Bank’s portfolio, by type, for the years indicated.  As the table demonstrates, non-performing loans to total loans decreased to 0.65% at June 30, 2008 from 0.67% at December 31, 2007 and loan quality is still considered to be strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2008	2007
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	2,470,965	2,036,858
Total non-performing loans	2,470,965	2,036,858
Other real estate owned	4,486,016	2,960,727
Total non-performing assets	$6,956,981	$4,997,585

Non-performing loans to total loans	0.65%	0.67%
Non-performing assets to total assets	1.38%	1.16%

On an absolute basis, non-performing assets increased by $1,959,396 to $6,956,981 at June 30, 2008 from $4,997,585 at December 31, 2007.  During 2008, the Bank has taken possession of five residential properties totaling $1,389,181 after aggregate loan charge-offs of $53,946.  During the second quarter of 2008, management was successful in selling two of these real estate owned properties, totaling approximately $880,212.  The balance of the increase to “other real estate owned” in the approximate amount of $1,016,320 is the result of the Company continuing to complete an 18-unit condominium project for which it has commitments from individual buyers to purchase.  Non-performing assets represented 1.38% of total assets at June 30, 2008 and 1.16% at December 31, 2007.

The Bank had no loans classified as restructured loans at June 30, 2008 or December 31, 2007.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is recorded at fair market value less estimated selling costs, and subsequently carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis or  earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements. These elements include a specific reserve for doubtful or high risk loans, an allocated reserve and an unallocated portion.

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

The specific reserve for high risk loans is established for specific commercial loans, commercial real estate loans and construction loans which have been identified by management as being high risk loans.  A high risk loan is assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal, in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for such individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms, which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans and for various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factor which may cause future losses to deviate from historical levels.

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision. Management must make estimates using assumptions and information which are often subjective and rapidly changing. At June 30, 2008, management believed that the allowance for loan losses was adequate.

The allowance for loan losses amounted to $3,635,766 at June 30, 2008, which is an increase of $287,686 from December 31, 2007.  As a result of the uncertain economic conditions in New Jersey that existed during the first six months of 2007, management’s plan was to reduce the risk profile of the loan portfolio by allowing the balance of the higher risk construction loans component to be reduced while simultaneously building the balance of the lower risk mortgage warehouse lines components of the portfolio.  These proactive measures resulted in a risk profile change in the loan portfolio at June 30, 2008 as compared with December 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.96% at June 30, 2008 and 1.10% at December 31, 2007, respectively.  Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Balance, beginning of period	$3,348,080	$3,228,360	$3,228,360
Provision charged to operating expenses	360,000	130,000	70,000

Loans charged off:
Construction loans	(53,946)	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(18,368)	(88,891)	(65,891)
Loans to individuals	0	(1,614)	(1,614)
Lease financing	0	(478)	(478)
All other loans	-	-	-
	(72,314)	(90,983)	(67,983)
Recoveries:
Construction loans	0	75,000	75,000
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	-	-
Loans to individuals	0	5,703	4,703
Lease financing	-	-	-
All other loans	-	-	-
	0	80,703	79,703

Net (charge offs) / recoveries	(72,314)	(10,280)	11,720
Balance, end of period	$3,635,766	$3,348,080	$3,310,080

Loans:
At period end	$377,361,701	$305,082,723	$294,514,117
Average during the period	345,252,019	292,371,351	285,094,545
Net charge offs to average loans outstanding	(0.02)	(0.00%)	0.00%
Allowance for loan losses to:
Total loans at period end	0.96%	1.10%	1.12%
Non-performing loans	147.14%	164.37%	94.74%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

The following table summarizes deposits at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Demand
Non-interest bearing	$87,632,653	$59,055,803
Interest bearing	80,891,697	86,168,444
Savings	82,762,039	62,094,432
Time	145,117,405	122,013,689
	$396,403,795	$329,332,368

It is the Bank’s strategy to fund loan growth with deposits.  To achieve this goal, deposit products, particularly short term certificates of deposit, were priced to be attractive to depositors.  At June 30, 2008, time deposits increased by $23,103,716, or 18.9%, to $145,117,405, compared to $122,013,689 at December 31, 2007.  Balances were attracted from both new customers as well as existing customers.

Non-interest bearing demand deposits increased by $28,576,850, or 48.4%, to $87,632,653 at June 30, 2008, compared to $59,055,803 at December 31, 2007, as the Bank attracted new business customers through the newly introduced mortgage Warehouse Line of Credit product, which contributed significantly to this current period increase in balances.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased by the Bank. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of other borrowings at June 30, 2008 consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $13,100,000. The balance of borrowings at December 31, 2007 consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000. The $8,000,000 increase in borrowings at June 30, 2008 was the result of an increase in short-term borrowings.  FHLB advances are fully secured by marketable securities, certain commercial and residential mortgages and home equity loans.

Shareholders’ Equity And Dividends

Shareholders’ equity at June 30, 2008 totaled $41,675,518, which is an increase of $702,201, or 1.7%, from $40,973,317 at December 31, 2007.  Book value per common share rose to $10.44 at June 30, 2008 from $10.26 at December 31, 2007.  The ratio of shareholders’ equity to total assets was 8.27% at June 30, 2008 and 9.55% at December 31, 2007.

The increase in shareholders’ equity and book value per common share for the six months ended June 30, 2008 resulted primarily from comprehensive income of $972,531, consisting primarily of net income of $1,520,043 and unrealized loss on securities available for sale net of tax benefits of $528,381.  In addition, stockholders’ equity was reduced by an adjustment of $329,706 resulting from the initial adoption of EITF 06-04, effective January 1, 2008.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended June 30, 2008 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2008 and December 31, 2007 are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Company
Total Capital to Risk Weighted Assets	$63,120,153	15.15%	$33,332,480	>8%	$41,665,600	>10%
Tier 1 Capital to Risk Weighted Assets	55,532,787	13.33%	16,666,240	>4%	24,999,360	>6%
Tier 1 Capital to Average Assets	55,532,787	11.37%	19,539,356	>4%	24,424,195	>5%
Bank
Total Capital to Risk Weighted Assets	$61,462,679	14.75%	$33,332,480	>8%	$41,665,600	>10%
Tier 1 Capital to Risk Weighted Assets	57,826,913	13.88%	16,666,240	>4%	24,999,360	>6%
Tier 1 Capital to Average Assets	57,826,913	11.85%	19,525,209	>4%	24,406,512	>5%

As of December 31, 2007
Company
Total Capital to Risk Weighted Assets	$62,006,573	17.75%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	54,437,463	15.58%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	54,437,463	12.66%	17,196,222	>4%	21,495,277	>5%
Bank
Total Capital to Risk Weighted Assets	$59,961,320	17.16%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	56,613,240	16.20%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	56,613,240	13.20%	17,152,520	>4%	21,440,650	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2008, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At June 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At June 30, 2008, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 plus a One-Month Overnight Repricing Line of Credit of $47,534,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $13,500,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2008, the balance of cash and cash equivalents was $18,492,817.

Net cash used in operating activities totaled $2,752,273 for the six months ended June 30, 2008 compared to net cash provided by operating activities of $6,857,859 in the six months ended June 30, 2007. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $61,371,667 in the six months ended June 30, 2008, compared to $21,798,703 used in investing activities in the six months ended June 30, 2007. The current period increased amount was primarily the result of the increase in the loan portfolio.

Net cash provided by financing activities amounted to $75,068,655 in the six months ended June 30, 2008, compared to $14,159,517 provided by financing activities in the six months ended June 30, 2007. The current period amount resulted primarily from an increase in deposits combined with an increase in borrowings during the six months period ended June 30, 2008.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2008, maturities and prepayments of investment securities totaled $20,472,936.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.  Management will continue to monitor the Company’s liquidity and maintain it at a level that it deems adequate and not excessive.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income, and the majority of the Company’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.    Controls and Procedures.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on that date. The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2008.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2008	April 30, 2008	-	-	-	159,496
May 1, 2008	May 31, 2008	-	-	-	159,496
June 1, 2008	June 30, 2008	-	-	-	159,496
Total					159,496
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

Item 4.    Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 22, 2008.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 2,020,621 shares of common stock of a total number of 3,989,428 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Robert F. Mangano was re-elected as a Class I director of the Company, with 2,016,200 shares votes cast for and 4,421 shares withheld.  Directors whose term of office continued following the meeting were Charles S. Crow, III, Frank E. Walsh III, William M. Rue and David C. Reed.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Beard Miller Company LLP as the Company’s independent auditor for the year ending December 31, 2008.  The proposal was approved by the shareholders, with 2,005,257 shares voting in favor of the proposal and 8,249 shares voting against the proposal.  There were 7,115 abstentions and broker non-votes.

Item 6.	Exhibits.

	31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*
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

1ST CONSTITUTION BANCORP

Date: August 14, 2008	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)