Form 10-Q
period 2008-09-30
1ST CONSTITUTION BANCORP
filed 2008-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

As of November 11, 2008, there were 3,996,529 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	(unaudited) as of September 30, 2008
	and December 31, 2007	1

	Consolidated Statements of Income
	(unaudited) for the Three Months and Nine Months Ended
	September 30, 2008 and September 30, 2007 (restated)	2

	Consolidated Statements of Changes in Shareholders’ Equity
	(unaudited) for the Nine Months Ended
	September 30, 2008 and September 30, 2007 (restated)	3

	Consolidated Statements of Cash Flows
	(unaudited) for the Nine Months Ended
	September 30, 2008 and September 30, 2007 (restated)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

SIGNATURES		34

PART I. FINANCIAL INFORMATION

Item 1.                  Financial Statements

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
CASH AND DUE FROM BANKS	$15,848,339	$7,517,158

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,289	30,944

Total cash and cash equivalents	15,859,628	7,548,102

INVESTMENT SECURITIES:
Available for sale, at fair value	87,063,748	75,192,137
Held to maturity (fair value of $15,374,652 and $23,411,269 in 2008 and 2007, respectively)	16,130,570	23,512,346

Total investment securities	103,194,318	98,704,483

LOANS HELD FOR SALE	13,522,252	10,322,005

LOANS	361,411,764	294,760,718
Less- Allowance for loan losses	(3,728,609)	(3,348,080)

Net loans	357,683,155	291,412,638

PREMISES AND EQUIPMENT, net	2,421,343	2,760,203
ACCRUED INTEREST RECEIVABLE	1,997,755	2,495,732
BANK-OWNED LIFE INSURANCE	9,832,899	9,545,009
OTHER REAL ESTATE OWNED	5,007,263	2,960,727
OTHER ASSETS	4,043,009	3,402,640

Total assets	$513,561,622	$429,151,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$70,107,443	$59,055,803
Interest bearing	320,469,773	270,276,565

Total deposits	390,577,216	329,332,368

BORROWINGS	57,200,000	35,600,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,880,610	1,992,187
ACCRUED EXPENSES AND OTHER LIABILITIES	2,277,824	2,696,667

Total liabilities	470,492,650	388,178,222

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 3,998,844 and 3,993,905 shares issued and 3,996,529 and 3,992,715 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	32,753,829	32,514,936
Retained earnings	10,982,686	9,009,955
Treasury Stock, shares at cost, 2,315 and 1,190 at September 30, 2008 and December 31, 2007, respectively	(29,221)	(18,388)
Accumulated other comprehensive loss	(638,322)	(533,186)

Total shareholders’ equity	43,068,972	40,973,317

Total liabilities and shareholders’ equity	$513,561,622	$429,151,539
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,

INTEREST INCOME	2008	2007 (restated)	2008	2007 (restated)
Loans, including fees	$6,199,531	$6,493,304	$18,335,949	$18,753,870
Securities
Taxable	992,777	1,098,844	2,884,520	3,175,138
Tax-exempt	140,322	225,503	425,399	657,862
Federal funds sold and short-term investments	56,623	8,087	102,571	73,510
Total interest income	7,389,253	7,825,738	21,748,439	22,660,380

INTEREST EXPENSE
Deposits	2,563,263	2,486,055	7,595,593	7,137,521
Securities sold under agreement to repurchase and other borrowed funds	372,555	498,681	1,151,511	1,131,093
Redeemable subordinated debentures	265,745	322,460	799,742	1,101,034
Total interest expense	3,201,563	3,307,196	9,546,846	9,369,648
Net interest income	4,187,690	4,518,542	12,201,593	13,290,732
Provision for loan losses	175,000	30,000	535,000	100,000
Net interest income after provision for loan losses	4,012,690	4,488,542	11,666,593	13,190,732

NON-INTEREST INCOME
Service charges on deposit accounts	257,977	168,578	641,421	493,614
Gain on sale of loans	298,342	183,750	893,945	604,268
Income on bank-owned life insurance	97,901	95,446	282,546	274,027
Other income	321,991	197,932	749,580	565,961
Total non-interest income	976,211	645,706	2,567,492	1,937,870

NON-INTEREST EXPENSE
Salaries and employee benefits	2,177,318	1,810,573	6,228,445	5,361,491
Occupancy expense	459,958	431,888	1,324,396	1,233,948
Data Processing expenses	230,618	213,763	660,210	626,737
Other operating expenses	1,060,369	555,147	2,746,704	1,738,756
Total non-interest expenses	3,928,244	3,011,371	10,959,755	8,960,932
Income before income taxes	1,060,659	2,122,877	3,274,330	6,167,670

INCOME TAXES	278,244	687,147	971,893	1,987,948
Net income	$782,394	$1,435,730	$2,302,437	$4,179,722

NET INCOME PER SHARE
Basic	$0.20	$0.36	$0.58	$1.05
Diluted	$0.19	$0.36	$0.57	$1.04
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, January 1, 2007 (restated)	$28,886,105	$7,010,211	$(3,545)	$(945,726)	$34,947,045

Exercise of stock options, net and issuance of vested shares under employee benefit programs	3,170	--	232,060	--	235,230
SFAS 123R share-based compensation	79,159	--	--	--	79,159
Treasury stock, shares acquired at cost	--	--	(240,623)	--	(240,623)
Comprehensive Income: Net Income for the nine months ended September 30, 2007 (restated)	--	4,179,722	--	--	4,179,722
Change in unrealized loss on securities available for sale net of tax of $10,194 (restated)	--	--	--	21,663	21,663
Comprehensive Income (restated)	--	--	--	--	4,201,386
Balance, September 30, 2007 (restated)	$28,968,434	$11,189,933	$(12,108)	$(924,063)	$39,222,196

Balance, January 1, 2008	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317
Adjustment to initially apply EITF 06-4	--	(329,706)	--	--	(329,706)
Exercise of stock options, net and issuance of vested shares under employee benefit programs	146,711	--	35,584	--	182,295
SFAS 123R share-based compensation	92,182	--	--	--	92,182
Treasury stock, shares acquired at cost	--	--	(46,417)	--	(46,417)
Comprehensive Income: Net Income for the nine months ended September 30, 2008	--	2,302,437	--	--	2,302,437
Change in unrealized loss on securities available for sale net of tax benefit of $13,722	--	--	--	(19,319)	(19,319)

Unrealized loss on interest rate swap contract net of tax benefit of $104,408	--	--	--	(158,355)	(158,355)

Minimum pension liability net of tax benefit of $48,229	--	--	--	72,538	72,538
Comprehensive Income	--	--	--	--	2,197,301
BALANCE, September 30, 2008	$32,753,829	$10,982,686	$(29,221)	$(638,322)	$43,068,972

See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
		(restated)
OPERATING ACTIVITIES:
Net income	$2,302,437	$4,179,722
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	535,000	100,000
Depreciation and amortization	530,000	552,770
Net amortization of premiums on securities	69,011	14,227
Gain on sales of loans held for sale	(893,945)	(604,268)
Originations of loans held for sale	(65,535,874)	(53,206,385)
Proceeds from sales of loans held for sale	63,229,572	54,718,049
Income on Bank – owned life insurance	(282,546)	(274,027)
Share-based compensation expense	243,827	358,359
Decrease (increase) in accrued interest receivable	497,977	(414,271)
Increase in other assets	(606,656)	(171,925)
(Decrease) increase in accrued interest payable	(111,577)	178,143
(Decrease) increase in accrued expenses and other liabilities	(1,042,190)	2,096,097

Net cash (used in) provided by operating activities	(1,064,964)	7,526,491
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(33,765,333)	(15,776,240)
Held to maturity	-	(7,677,917)
Proceeds from maturities and prepayments of securities -
Available for sale	21,813,162	6,353,098
Held to maturity	7,363,599	794,939
Net increase in loans	(68,194,698)	(22,000,838)
Additional investment in other real estate owned	(1,706,937)	-
Capital expenditures	(163,611)	(431,468)
Proceeds from sales of other real estate owned	1,049,582	-
Cash consideration paid to acquire branch	-	(747,330)
Cash and cash equivalents acquired from branch	-	19,514,239

Net cash used in investing activities	(73,604,236)	(19,971,517)

FINANCING ACTIVITIES:
Issuance of common stock, net	182,295	235,230
Purchase of treasury stock	(46,417)	(240,623)
Net increase in demand, savings and time deposits	61,244,848	706,396
Repayment of redeemable subordinated debentures	-	(5,155,000)
Net increase in other borrowings	21,600,000	16,100,000

Net cash provided by financing activities	82,980,726	11,646,003

Increase (decrease) in cash and cash equivalents	8,311,526	(799,023)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,548,102	10,361,812

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$15,859,628	$9,562,789

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$9,658,423	$9,191,505
Income taxes	2,380,200	1,821,600
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,389,181	-

 See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2008 (Unaudited)

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

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations.

	Three Months Ended September 30, 2008
	Income	Weighted- average shares	Per share amount
Basic EPS
Net income available to common stockholders	$782,394	3,997,217	$0.20

Effect of dilutive securities
Stock options and unvested stock awards	-	35,681	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$782,394	4,032,898	$0.19

	Three Months Ended September 30, 2007 (restated)
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$1,435,730	3,968,936	$0.36

Effect of dilutive securities
Stock options and unvested stock awards	-	50,180	-

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,435,730	4,019,116	$0.36

	Nine Months Ended September 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,302,437	3,992,232	$0.58

Effect of dilutive securities
Stock options and unvested stock awards	-	42,384	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,302,437	4,034,616	$0.57

	Nine Months Ended September 30, 2007 (restated)
	Income	Weighted- average Shares	Per share Amount
Basic EPS
Net income available to common stockholders	$4,179,722	3,965,021	$1.05

Effect of dilutive securities
Stock options and unvested stock awards	-	54,476	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$4,179,722	4,019,497	$1.04

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

Stock-based compensation expense related to options was $92,182 and $79,159 for the nine months ended September 30, 2008 and 2007, respectively.

Option transactions under the Company’s stock plans during the nine months ended September 30, 2008 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	156,838	$10.43
Options Granted	-	-
Options Exercised	324	3.24
Options Forfeited	-	-
Options Expired	-	-
Outstanding at September 30, 2008	156,514	$10.44	4.5	$263,524

Exercisable at September 30, 2008	121,789	$8.94	3.5	$263,524

Stock awards generally vest over a four-year service period on the anniversary of the grant date.  Once vested, stock awards are irrevocable.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the stock award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the stock award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to stock awards was $151,645 and $279,200 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes the non-vested portion of stock awards outstanding at September 30, 2008:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2008	47,993	$15.35
Shares granted	-	-
Shares vested	13,812	$14.95
Shares forfeited	-	-
Non-vested stock awards at September 30, 2008	34,181	$15.49

As of September 30, 2008, there was approximately $398,572 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the following four years.

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Service cost	$57,637	$56,791	$172,911	$170,373
Interest cost	39,830	32,889	119,490	98,667
Actuarial loss recognized	15,375	6,217	46,125	18,651
Prior service cost recognized	24,858	24,858	74,574	74,574
	$137,700	$120,755	$413,100	$362,265

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

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss and their related income tax effects are as follows:

	September 30,	December 31,
	2008	2007
Unrealized holding losses (gains) on
securities available for sale	$(2,478)	$30,563
Related income tax effect	842	(12,880)
	(1,636)	17,683

Unrealized loss on interest rate
swap contract	(362,517)	(99,754)
Related income tax effect	144,250	39,842
	(218,267)	(59,912)

Pension liability	(697,576)	(818,343)
Related income tax effect	279,157	327,386
	(418,419)	(490,957)

Accumulated Other Comprehensive Loss	$(638,322)	$(533,186)

The components of other comprehensive income (loss) and their related income tax effects for the three and and nine month periods ended September 30, 2008 and 2007, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Unrealized gains (losses) on
securities available for sale	$767,537	$723,622	$(33,041)	$31,857
Related income tax effect	(258,475)	(207,594)	13,722	(10,194)
	509,062	516,028	(19,319)	21,663

Unrealized (loss) on interest rate
swap contract	(151,326)	-	(262,763)	-
Related income tax effect	60,441	-	104,408	-
	(90,885)	-	(158,355)	-

Pension liability amortization	40,300	-	120,767
Related income tax effect	(16,101)	-	(48,229)
	24,199	-	72,538

Other Comprehensive Income (Loss)	$442,376	$516,028	$(105,136)	$21,663

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.   SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company is currently assessing the impact of the adoptionof SFAS No. 161 on its financial statements and disclosures.

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

In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested.  FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years.  The Company is currently assessing the impact of this standard on its financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial conditions as of and for the periods ended September 30, 2008.

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

•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

Impaired loans.  Loans included in the following table are those accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less valuation allowance as determined under SFAS 114.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 Inputs.  The Company obtains dealer quotations to value its interest rate swap.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$-	$87,063,748	$-	$87,063,748

Derivative liabilities	-	362,517	-	362,517

Impaired Loans	-	-	1,447,000	1,447,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2008 consist of impaired loans.  Impaired loans measured at fair value at September 30, 2008, and included in the above table, consisted of nine loans having a principal balance of $2,002,000 and specific loan loss allowances of $555,000. Comparable amounts at June 30, 2008, were $1,945,000 and $521,000, respectively. During the three months ended September 30, 2008, one loan of $58,000 was added on which a $34,000 specific loan loss allowances was recorded, and principal repayments of $1,000 were received.

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

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, and thus, the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2008 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be attained for any other period.

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

The Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008 contains restated unaudited consolidated financial information of the Company for each of the first three quarters of 2007.  To the extent that the discussion and analysis contained herein relates or refers to the Company’s results for the first quarter or nine months of 2007, such discussion and analysis reflects the Company’s restated results for the three and nine months ended September 30, 2007.

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

Recent Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions.  The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected.  These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries.  The Federal Reserve System has been providing vast amounts of liquidity into the banking systems to compensate for weaknesses in short-term borrowing markets and other capital markets.  A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby potentially increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008  Compared to the Three Months Ended September 30, 2007

Summary

The Company realized net income of $782,394 for the three months ended September 30, 2008, a decrease of 45.5% from the $1,435,730 reported for the three months ended September 30, 2007.  Diluted net income per share was $0.19 for the three months ended September 30, 2008 compared to $0.36 per diluted share for the three months ended September 30, 2007.  All prior year share information has been restated for the effect of a 6% stock dividend declared on December 20, 2007 and paid on February 6, 2008 to shareholders of record on January 23, 2008.

Key performance ratios declined for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  Return on average assets and return on average equity were 0.62% and 7.39% for the three months ended September 30, 2008 compared to 1.32% and 14.84%, respectively, for the three months ended September 30, 2007.

A significant factor impacting the Company’s net interest income has been the declining level of market interest rates and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended September 30, 2008 was 3.61% as compared to the 4.51% net interest margin recorded for the three months ended September 30, 2007, a reduction of 90 basis points.  The Federal Reserve has decreased the level of market interest rates by 300 basis points since September 18, 2007.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased level of interest income.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in collateralized mortgage obligations and trust preferred securities.  At September 30, 2008, the Company held collateralized mortgage obligations with an aggregate market value of $6,909,259 in the Available for Sale portfolio.  These securities had an unrealized loss of $315,982.  The Company also held trust preferred securities in the Available for Sale portfolio with an aggregate market value of $1,876,539 and an unrealized loss of $576,140 at September 30, 2008.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of September 30, 2008. Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Interest Income

Interest income for the three months ended September 30, 2008 was $7,389,253, decreasing by 5.6% from the $7,825,738 reported in the three months ended September 30, 2007.  The decrease in interest income was attributable to the current period decrease in yields earned on the Bank’s interest-earning assets, partially offset by increased average balances in those interest-earning assets.  For the three months ended September 30, 2008, average interest earning assets increased $61.2 million or 15.0%, to $468.3 million compared to $407.1 million for the three months ended September 30, 2007.  For the three months ended September 30, 2008, the average yield on earning assets, on a tax-equivalent basis, decreased 140 basis points to 6.33% from 7.73% for the three months ended September 30, 2007.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $3,201,563, a decrease of $105,633 from $3,307,196 reported for the three months ended September 30, 2007.  Total average interest bearing liabilities increased by $57.6 million to $384.4 million for the three months ended September 30, 2008 from $326.8 million for the three months ended September 30, 2007.  The average cost of interest bearing liabilities decreased 71 basis points to 3.31% for the three months ended September 30, 2008 from 4.02% for the three months ended September 30, 2007.  These decreases were primarily a result of the current period decrease in market-driven rates paid on deposits and short-term borrowed funds.

Net Interest Income

The Company’s net interest income for the three months ended September 30, 2008 was $4,187,690, a decrease of 7.3% from the $4,518,542 reported for September 30, 2007.  The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, decreased 90 basis points to 3.61% for the three months ended September 30, 2008 from 4.51% for the three months ended September 30, 2007.  The declining level of market interest rates on the Bank’s floating rate assets in the competitive New Jersey marketplace has contributed significantly to this margin compression.

Provision for Loan Losses

Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible, based upon an evaluation of known and inherent risks in the loan portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual and impaired loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.  As a result of this evaluation process, the Company’s provision for loan losses was $175,000 for the three months ended September 30, 2008 and $30,000 for the three months ended September 30, 2007.  See “Allowance for Loan Losses” on page 25.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2008 was $976,211, an increase of $330,505, or 51.2%, over non-interest income of $645,706 for the three months ended September 30, 2007.

Service charges on deposit accounts represent a significant source of non-interest income.  Service charge revenues increased by $89,399, or 53.0%, to $257,977 for the three months ended September 30, 2008 from $168,578 for the three months ended September 30, 2007.  This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the third quarter of 2008 compared to the same period in 2007.

Gain on sales of loans increased by $114,592, or 62.4%, to $298,342 for the three months ended September 30, 2008 when compared to $183,750 for the three months ended September 30, 2007.  The Bank sells both residential mortgage loans and Small Business Administration (“SBA”) loans in the secondary market.  The lower interest rate environment that continued into 2008 has impacted the volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $97,901 for the three months ended September 30, 2008 compared to $95,446 for the three months ended September 30, 2007.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $321,991 for the three months ended September 30, 2008, compared to $197,932 for the three months ended September 30, 2007.

Non-Interest Expense

Non-interest expenses increased by $916,873, or 30.4%, to $3,928,244 for the three months ended September 30, 2008 from $3,011,371 for the three months ended September 30, 2007.  The following table presents the major components of non-interest expenses for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
Non-interest Expenses	2008	2007

Salaries and employee benefits	$2,177,318	$1,810,573
Occupancy expenses	459,958	431,888
Equipment expense	167,544	109,336
Marketing	63,825	27,141
Data processing expenses	230,618	213,763
Regulatory, professional and other fees	323,062	112,286
Office expense	183,764	142,749
All other expenses	322,155	163,635
Total	$3,928,244	$3,011,371

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $366,745, or 20.3%, to $2,177,318 for the three months ended September 30, 2008 compared to $1,810,573 for the three months ended September 30, 2007. The increase in salaries and employee benefits for the three months ended September 30, 2008 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Overall staffing levels increased to 112 full-time equivalent employees at September 30, 2008 as compared to 104 full-time equivalent employees at September 30, 2007.

In January 2008, the Bank established a Mortgage Warehouse Funding Group, which introduced a revolving line of credit that is available to licensed mortgage banking companies.  This group is based in a newly leased office space in Somerset, NJ and consists of five newly hired staff members.  The Bank’s action to establish this group and commence operations has contributed to the 2008 third quarter increase in most components of non-interest expenses (in particular, salaries and employee benefits, equipment expense, and all other expenses) when compared with 2007 expenses for the same period.

Marketing expenses increased by $36,684, or 135.2%, to $63,825 for the three months ended September 30, 2008 compared to $27,141 for the three months ended September 30, 2007.  The increase in marketing expenses was attributable to marketing campaigns designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

Regulatory, professional and other fees increased by $210,776, or 187.7% to $323,062 for the three months ended September 30, 2008 compared to $112,286 for the three months ended September 30, 2007.  During 2008, the Company incurred increased accounting and legal fees as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the 2007 Form 10-K, which became payable in the three months ended September 30, 2008.  The Bank also incurred additional professional fees for the three months ended September 30, 2008 in connection with audits performed by independent consultants in 2008 to assess the effectiveness of controls established over internal systems as required by the Sarbanes-Oxley Act.

All other expenses, which are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities, increased by $158,520, or 96.9% to $322,155 for the three months ended September 30, 2008 compared to $163,635 for the three months ended September 30, 2007.  The addition of the Mortgage Warehouse Funding Group in January 2008, as noted above, contributed significantly to the current period increase in this category.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 76.1% for the three months ended September 30, 2008, compared to 58.3% for the three months ended September 30, 2007.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses and reduced net interest income.

Income Taxes

Income tax expense decreased by $408,903 from $687,147 for the three months ended September 30, 2007 to $278,244 for the three months ended September 30, 2008.  This decrease was primarily due to a lower 2008 level of pretax income.  The decrease in the effective tax rate of 26.2% for the three months ended September 30, 2008 as compared to 32.3% for the three months ended September 30, 2007 can be attributed to a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions during the 2008 period.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Summary

The Company reported net income of $2,302,437 for the nine months ended September 30, 2008, a decrease of $1,877,285, or 44.9%, from the $4,179,722 reported for the nine months ended September 30, 2007.  Net income per diluted share was $0.57 for the nine months ended September 30, 2008 compared to $1.04 per diluted share for the nine months ended September 30, 2007.

Key performance ratios declined for the nine months ended September 30, 2008.  Return on average assets and return on average equity were 0.64% and 7.36%, respectively, for the nine months ended September 30, 2008 compared to 1.33% and 15.04%, respectively, for the nine months ended September 30, 2007.

Earnings Analysis

Interest Income

For the nine months ended September 30, 2008, total interest income was $21,748,439, representing a decrease of $911,941 or 4.0%, from the total interest income of $22,660,380 for the nine months ended September 30, 2007.  The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yields and costs, on a tax-equivalent basis, for the nine month periods ended September 30, 2008 and 2007.

Average Balance Sheets with Resultant Interest and Rates
(yields and costs on a tax-equivalent basis)	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Federal Funds Sold/Short-Term Investments	$5,984,401	$102,571	2.28%	$1,896,548	$73,510	5.18%
Investment Securities:
Taxable	77,102,296	2,884,520	4.98%	81,190,767	3,175,138	5.21%
Tax-exempt	14,724,025	629,592	5.70%	22,953,730	973,635	5.66%
Total	91,826,321	3,514,112	5.10%	104,144,497	4,148,773	5.31%

Loan Portfolio:
Construction	120,390,986	6,420,158	7.10%	128,836,323	8,714,805	9.04%
Residential Real Estate	10,396,339	490,967	6.29%	8,457,815	499,148	7.89%
Home Equity	15,187,852	734,246	6.44%	14,023,750	800,678	7.63%
Commercial and commercial real estate	125,655,843	6,922,897	7.34%	115,293,035	6,734,658	7.81%
Mortgage warehouse lines	51,543,319	1,870,119	4.83%	-	-	-
Installment	1,338,486	79,240	7.89%	1,551,403	98,140	8.46%
All Other Loans	26,743,585	1,818,322	9.06%	21,540,462	1,906,441	11.83%
Total	351,256,410	18,335,949	6.95%	289,702,788	18,753,870	8.66%

Total Interest-Earning Assets	449,067,132	21,952,632	6.51%	395,743,833	22,976,153	7.76%

Allowance for Loan Losses	(3,565,315)			(3,248,097)
Cash and Due From Bank	11,661,357			9,912,262
Other Assets	21,976,659			17,362,502
Total Assets	$479,139,833			$419,770,500

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	88,728,412	1,661,505	2.49%	83,618,465	1,268,455	2.05%
Savings Accounts	78,154,933	1,465,495	2.50%	65,739,735	1,512,053	3.12%
Certificates of Deposit	143,165,745	4,468,593	4.16%	120,391,470	4,357,012	4.84%
Other Borrowed Funds	33,553,650	1,151,511	4.57%	28,815,385	1,131,093	5.25%
Trust Preferred Securities	18,000,000	799,742	5.92%	20,051,282	1,101,034	7.34%
Total Interest-Bearing Liabilities	361,602,740	9,546,846	3.52%	316,616,337	9,369,647	3.96%

Net Interest Spread			2.99%			3.80%

Demand Deposits	70,568,752			60,993,033
Other Liabilities	5,194,861			4,994,721
Total Liabilities	437,366,353			382,604,091
Shareholders' Equity	41,773,481			37,166,409
Total Liabilities and Shareholders' Equity	$479,139,834			$419,770,500

Net Interest Margin		$12,405,786	3.69%		$13,606,506	4.60%

The decrease in interest income for the nine months ended September 30, 2008 resulted from a lower average yields earned on the securities and loan portfolios partially offset by an increase in the loan portfolio average balance.  Average loans increased $61.6 million, or 21.2%, to $351.3 million for the nine months ended September 30, 2008 from $289.7 million for the nine months ended September 30, 2007, while the yield on the portfolio decreased 171 basis points from 8.66% for the nine months ended September 30, 2007 to 6.95% for the nine months ended September 30, 2008.  The lower loan yield reflected the lower interest rate environment that has continued through the 2008 period.  At September 30, 2008, approximately 64 % of the Bank’s loans have interest rates which float based on short-term indices such as LIBOR and the Prime Rate.

Average securities decreased $12.3 million, or 11.8%, from $104.1 million for the nine months ended September 30, 2007 to $91.8 million for the nine months ended September 30, 2008, while the yield on the securities portfolio decreased to 5.10% for the nine months ended September 30, 2008 from 5.31% for the nine months ended September 30, 2007.

Overall, the yield on the Company’s total interest-earning assets, on a tax-equivalent basis, decreased 125 basis points to 6.51% for the nine months ended September 30, 2008 from 7.76% for the nine months ended September 30, 2007.

Interest Expense

Total interest expense for the nine months ended September 30, 2008 was $9,546,846, an increase of $177,198, or 1.9%, compared to $9,369,648 for the nine months ended September 30, 2007.  The average rate paid on interest bearing liabilities for the nine months ended September 30, 2008 decreased 44 basis points to 3.52% from 3.96% for the nine months ended September 30, 2007. The increase in interest expense for the current period resulted primarily from the increase in average interest-bearing liabilities of $45.0 million or 14.2%, partially offset by a decline in the average rate paid on these liabilities.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2008 was $12,201,593, a decrease of $1,089,139, or 8.2%, compared to $13,290,732 for the nine months ended September 30, 2007.  The net interest margin (on a tax-equivalent basis) was 3.69% for the nine months ended September 30, 2008, compared to 4.60% for the nine months ended September 30, 2007.  The lower yields earned on the Bank’s floating-rate balances in the securities and loan portfolios has contributed significantly to this margin compression.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provision for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $535,000 for the nine months ended September 30, 2008 and $100,000 for the nine months ended September 30, 2007.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $25,411,047 reduction in higher risk construction loans and a $85,153,706 increase in lower risk mortgage warehouse lines, the total loan portfolio grew by 22.6% from December 31, 2007 to September 30, 2008 and necessitated the increased provision to account for the inherent risk in the portfolio as a result of this growth.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as taking into consideration that real estate market conditions remained weak.  Net charge offs/recoveries amounted to a net charge-off of $154,471 for the nine months ended September 30, 2008, compared to a net charge-off of $10,280 for the nine months ended September 30, 2007.  See “Allowance for Loan Losses” on page 25.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2008 was $2,567,492, which is an increase of $629,622, or 32.5%, from total non-interest income of $1,937,870 for the nine months ended September 30, 2007.

Service charges on deposit accounts increased to $641,421 for the nine months ended September 30, 2008 from $493,614 for the nine months ended September 30, 2007.  Service charge income increased principally due to a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first nine months of 2008 compared to the first nine months of 2007.

Gain on sale of loans held for sale represented the largest single source on non-interest income. Gain on sale of loans held for sale for the nine months ended September 30, 2008 was $893,945 compared to $604,268 for the nine months ended September 30, 2007.  The lower interest rate environment through the end of the third quarter of 2008 has resulted in an increased volume of sales transactions in the mortgage loan and SBA loan markets and resultant gains from these transactions.

Income from BOLI assets amounted to $282,546 for the nine months ended September 30, 2008, compared to $274,027 for the nine months ended September 30, 2007.  The Company owns $9.8 million in tax-free BOLI assets which partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services contributed to the other income components of non-interest income, amounting to $749,580 for the nine months ended September 30, 2008, compared to $565,961 for the nine months ended September 30, 2007.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2008 was $10,959,755, which is an increase of $1,998,823, or 22.3%, compared to total non-interest expense of $8,960,932 for the nine months ended September 30, 2007.

The following table presents the major components of non-interest expense for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008	2007
Non-interest Expenses
Salaries and employee benefits	$6,228,445	$5,361,491
Occupancy expense	1,324,396	1,233,948
Equipment expense	458,919	355,545
Marketing	203,359	74,167
Data processing expenses	660,210	626,737
Regulatory, professional and other fees	814,606	294,392
Office expense	469,461	437,531
All other expenses	800,359	577,121
	$10,959,755	$8,960,932

Salaries and employee benefits increased $866,954, or 16.2%, to $6,228,445 for the nine months ended September 30, 2008, compared to $5,361,491 for the nine months ended September 30, 2007.  This increase reflects the increase in staffing levels plus normal employee salary increases.

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

Marketing expenses increased by $129,192, or 174.2%, to $203,359 for the nine months ended September 30, 2008, compared to $74,167 for the nine months ended September 30, 2007.  The increase in marketing expenses was attributable to marketing campaigns designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

Regulatory, professional and other fees increased by $520,214, or 176.7%, to $814,606 for the nine months ended September 30, 2008, compared to $294,392 for the nine months ended September 30, 2007.  During the first nine months of 2008, the Company incurred increased accounting and legal fees as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the 2007 Form 10-K.  The Bank also incurred additional professional fees for the first nine months of 2008 in connection with audits performed by independent consultants in 2008 to assess the effectiveness of controls established over internal systems as required by the Sarbanes-Oxley Act.

All other expenses, which are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities, increased by $223,238, or 38.7%, to $800,359 for the nine months ended September 30, 2008, compared to $577,121 for the nine months ended September 30, 2007.

The Company’s efficiency ratio increased to 74.2% for the nine months ended September 30, 2008, compared to a ratio of 58.8% for the nine months ended September 30, 2007.  The increase in this ratio for the 2008 period is due to the above-noted increases in non-interest expenses and reduced level of net interest income.

Income Taxes

Income tax expense decreased by $1,106,055 from $1,987,948 for the nine months ended September 30, 2007 to $971,893 for the nine months ended September 30, 2008.  The decrease was primarily due to a lower 2008 level of pretax income.  The decrease in the effective tax rate of 29.7% for the nine months ended September 30, 2008 as compared to 32.2% for the nine months ended September 30, 2007 can be attributed to a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions during the 2008 period.

Financial Condition

September 30, 2008 Compared with December 31, 2007

Total consolidated assets at September 30, 2008 were $513,561,622, representing an increase of  $84,410,083 from $429,151,539 at December 31, 2007.  The asset growth was focused in our loan portfolio, which increased by $66,651,046.  The primary funding for asset growth came from deposits and borrowings, which increased by $61,244,848 and $21,600,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2008 totaled $15,859,628 compared to $7,548,102 at December 31, 2007. Cash and cash equivalents at September 30, 2008 consisted of cash and due from banks of $15,848,339 and Federal funds sold/short term investments of $11,289. The corresponding balances at December 31, 2007 were $7,517,158 and $30,944, respectively.  The increase was due primarily to timing of cash flows related to the Bank’s business activities.

Investment Securities

The Bank’s investment securities represented 20.1% of total assets at September 30, 2008 and 23.0% at December 31, 2007. Total investment securities increased $4,489,835, or 4.5%, at September 30, 2008 to $103,194,318 from $98,704,483 at December 31, 2007.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities as well as mortgage-backed securities.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2008, securities available for sale totaled $87,063,748, which is an increase of $11,871,611 or 15.8%, from securities available for sale totaling $75,192,137 at December 31, 2007.

At September 30, 2008, the securities available for sale portfolio had net unrealized losses of $2,478, compared to net unrealized gains of $30,563 at December 31, 2007.  These unrealized gains and losses are reflected net of tax in shareholders’ equity as a component of “Accumulated other comprehensive loss.”

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held to maturity portfolio consists primarily of obligations of states and political subdivisions. At September 30, 2008, securities held to maturity were $16,130,570, a decrease of $7,381,776, or 31.4%, from $23,512,346 at December 31, 2007.  The fair value of the held to maturity portfolio at September 30, 2008 was $15,374,652, resulting in an unrealized loss of $755,918.

During the nine months ended September 30, 2008, the Bank purchased securities in the amounts of $33,765,333 for the available for sale portfolio.  During this same period, $29,176,761 in proceeds from maturities and repayments were received.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2008 and December 31, 2007.

Loan Portfolio Composition	September 30, 2008		December 31, 2007
Component	Amount	% of total	Amount	% of total
Construction loans	$107,324,873	30%	$132,735,920	45%
Residential real estate loans	10,131,858	3%	10,088,515	3%
Commercial and commercial real estate	140,135,082	39%	135,128,642	46%
Mortgage warehouse lines	85,153,706	24%	-0-	0%
Loans to individuals	17,833,277	5%	16,324,817	6%
Deferred loan fees and costs	606,277	0%	302,818	0%
All other loans	226,691	0%	180,006	0%
	$361,411,764	100%	$294,760,718	100%

The loan portfolio increased by $66,651,046, or 22.6%, to $361,411,764 at September 30, 2008, compared to $294,760,718 at December 31, 2007.  The construction loan portfolio decreased by $25,411,047, or 19.1%, to $107,324,873 at September 30, 2008 compared to $132,735,920 at December 31, 2007.  This current period decrease is a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to building the balance of the lesser risk mortgage warehouse lines.  In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $85,153,706 outstanding Warehouse Line of Credit advances at September 30, 2008.

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

Non-performing loans increased by $445,157 to $2,482,015 at September 30, 2008 from $2,036,858 at December 31, 2007.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after September 30, 2008.

The table below sets forth non-performing assets and risk elements in the Bank’s portfolio, by type, for the years indicated.  As the table demonstrates, non-performing loans to total loans (including loans held for sale) decreased to 0.66% at September 30, 2008 from 0.67% at December 31, 2007 and loan quality is still considered to be strong. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2008	2007
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	2,482,015	2,036,858
Total non-performing loans	2,482,015	2,036,858
Other real estate owned	5,007,263	2,960,727
Total non-performing assets	$7,489,278	$4,997,585

Non-performing loans to total loans	0.66%	0.67%
Non-performing assets to total assets	1.46%	1.16%

On an absolute basis, non-performing assets increased by $2,491,693 to $7,489,278 at September 30, 2008 from $4,997,585 at December 31, 2007.  During the first nine months of 2008, the Bank has taken possession of five residential properties totaling $1,389,181 after aggregate loan charge-offs of $53,946.  During the first nine months of 2008, management was successful in selling three of these real estate owned properties, totaling approximately $1,049,582, without incurring any losses.  The balance of the increase to “other real estate owned” in the approximate amount of $1,706,937 is the result of the Company continuing to complete an 18-unit condominium project for which it has commitments from individual buyers to purchase as of September 30, 2008.  Non-performing assets represented 1.46% of total assets at September 30, 2008 and 1.16% at December 31, 2007.

The Bank had no loans classified as restructured loans at September 30, 2008 or December 31, 2007.

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

The specific reserve for high risk loans is established for specific commercial loans, commercial real estate loans and construction loans which have been identified by management as being high risk or impaired loans.  A high risk or impaired loan is assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal, in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for such individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms, which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates and property expenses, among others.

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

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision. Management must make estimates using assumptions and information which are often subjective and rapidly changing. At September 30, 2008, management believed that the allowance for loan losses was adequate.

The allowance for loan losses amounted to $3,728,609 at September 30, 2008, which is an increase of $380,529 from December 31, 2007.  As a result of the uncertain economic conditions in New Jersey that existed during the first nine months of 2008, management’s plan was to reduce the risk profile of the loan portfolio by allowing the balance of the higher risk construction loans component to be reduced while simultaneously building the balance of the lower risk mortgage warehouse lines components of the portfolio.  These proactive measures resulted in a risk profile change in the loan portfolio at September 30, 2008 as compared with December 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.99% at September 30, 2008 and 1.10% at December 31, 2007, respectively.  Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Balance, beginning of period	$3,348,080	$3,228,360	$3,228,360
Provision charged to operating expenses	535,000	130,000	100,000

Loans charged off:
Construction loans	(53,946)	-	-
Residential real estate loans	(31,865)	-	-
Commercial and commercial real estate	(71,437)	(88,891)	(88,891)
Loans to individuals	0	(1,614)	(1,614)
Lease financing	0	(478)	(478)
All other loans	-	-	-
	(157,247)	(90,983)	(90,983)
Recoveries:
Construction loans	0	75,000	75,000
Residential real estate loans	-	-	-
Commercial and commercial real estate	2,776	-	-
Loans to individuals	0	5,703	5,703
Lease financing	-	-	-
All other loans	-	-	-
	2,776	80,703	80,703

Net (charge offs) / recoveries	(154,471)	(10,280)	10,280
Balance, end of period	$3,728,609	$3,348,080	$3,318,080

Loans:
At period end	$374,934,016	$305,082,723	$299,834,417
Average during the period	351,256,410	292,371,351	289,702,788
Net annualized charge offs to average loans outstanding	(0.06)	(0.00%)	0.00%
Allowance for loan losses to:
Total loans at period end	0.99%	1.10%	1.11%
Non-performing loans	150.23%	164.37%	82.52%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

The following table summarizes deposits at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Demand
Non-interest bearing	$70,107,443	$59,055,803
Interest bearing	90,375,600	86,168,444
Savings	82,416,751	62,094,432
Time	147,677,422	122,013,689
	$390,577,216	$329,332,368

It is the Bank’s strategy to fund loan growth with deposits.  To achieve this goal, deposit products, particularly short term certificates of deposit, were priced to be attractive to depositors.  At September 30, 2008, time deposits increased by $25,663,733, or 21.0%, to $147,677,422, compared to $122,013,689 at December 31, 2007.  Balances were attracted from both new customers as well as existing customers.

Non-interest bearing demand deposits increased by $11,051,640, or 18.7%, to $70,107,443 at September 30, 2008, compared to $59,055,803 at December 31, 2007, as the Bank attracted new business customers through the newly introduced mortgage Warehouse Line of Credit product, which contributed significantly to this current period increase in balances.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased by the Bank. These borrowings are primarily used to fund asset growth not supported by deposit generation. The balance of borrowings at September 30, 2008 consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $26,700,000. The balance of borrowings at December 31, 2007 consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000. The $21,600,000 increase in borrowings at September 30, 2008 was the result of an increase in short-term borrowings.  FHLB advances are fully secured by marketable securities, certain commercial and residential mortgages and home equity loans.

Shareholders’ Equity And Dividends

Shareholders’ equity at September 30, 2008 totaled $43,068,972, which is an increase of $2,095,655, or 5.1%, from $40,973,317 at December 31, 2007.  Book value per common share rose to $10.78 at September 30, 2008 from $10.47 at December 31, 2007.  The ratio of shareholders’ equity to total assets was 8.39% at September 30, 2008 and 9.55% at December 31, 2007.

The increase in shareholders’ equity and book value per common share for the nine months ended September 30, 2008 resulted primarily from comprehensive income of $2,197,301, consisting primarily of net income of $2,302,437 and unrealized loss on an interest rate swap contract, net of tax benefits, of $158,355.  In addition, stockholders’ equity was reduced by an adjustment of $329,706 resulting from the initial adoption of EITF 06-04, effective January 1, 2008.

The Company’s stock is listed for trading on the Nasdaq Global Market System, under the symbol “FCCY.”

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended September 30, 2008 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2008 and December 31, 2007 are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Company
Total Capital to Risk Weighted Assets	$64,104,766	15.58%	$32,910,560	>8%	$41,138,200	>10%
Tier 1 Capital to Risk Weighted Assets	56,717,940	13.79%	16,455,280	>4%	24,682,920	>6%
Tier 1 Capital to Average Assets	56,717,940	11.35%	19,985,859	>4%	24,982,324	>5%
Bank
Total Capital to Risk Weighted Assets	$62,501,918	15.19%	$32,910,560	>8%	$41,138,200	>10%
Tier 1 Capital to Risk Weighted Assets	58,773,309	14.29%	16,455,280	>4%	24,682,920	>6%
Tier 1 Capital to Average Assets	58,773,309	11.80%	19,927,440	>4%	24,909,300	>5%
As of December 31, 2007
Company
Total Capital to Risk Weighted Assets	$62,006,573	17.75%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	54,437,463	15.58%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	54,437,463	12.66%	17,196,222	>4%	21,495,277	>5%
Bank
Total Capital to Risk Weighted Assets	$59,961,320	17.16%	$27,949,600	>8%	$34,937,000	>10%
Tier 1 Capital to Risk Weighted Assets	56,613,240	16.20%	13,974,800	>4%	20,962,200	>6%
Tier 1 Capital to Average Assets	56,613,240	13.20%	17,152,520	>4%	21,440,650	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2008, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”).  EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs.  Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP.  The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFIs risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets.  QFIs have until November 14, 2008, to elect to participate in the CPP.  The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA also increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance.  These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI.  In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive.  Participation in the CPP also results in certain restrictions on the QFIs dividend and stock repurchase activities.  These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

As noted in the “Shareholders’ Equity and Dividends” section above, the Company exceeds the minimum regulatory capital standards by substantial margins.  Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP.  However, the Company has submitted an application to participate in the CPP.  Based on the Company’s calculation of risk-weighted assets at September 30, 2008, we would be able to sell from $4.1 million to $12.3 million of preferred stock to the Treasury.  The Comapny will continue to evaluate this new program and, if its application is approved, will determine if participation in it would provide a material benefit to the Company.

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guaranty Program (“TLGP”).  This program contains two elements:  (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts.  Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed.  The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009.  The guarantee would expire by June 30, 2012 even if the debt itself has not matured.  Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000.  All institutions will have this coverage without charge until December 5, 2008.  Institutions may choose whether to continue the coverage and be charged the surcharge.  To opt out of the program, institutions must notify the FDIC by December 5, 2008.  This coverage would expire on December 31, 2009.  The Company does not plan to opt out of the TLGP.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

Liquidity

At September 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At September 30, 2008, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 plus a One-Month Overnight Repricing Line of Credit of $47,534,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2008, the balance of cash and cash equivalents was $15,859,628.

Net cash used in operating activities totaled $1,064,964 for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $7,526,491 in the nine months ended September 30, 2007. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $73,604,236 in the nine months ended September 30, 2008, compared to $19,971,517 used in investing activities in the nine months ended September 30, 2007. The current period increased amount was primarily the result of an increase in the loan portfolio and purchase of securities available for sale.

Net cash provided by financing activities amounted to $82,980,726 in the nine months ended September 30, 2008, compared to $11,646,003 provided by financing activities in the nine months ended September 30, 2007. The current period amount resulted primarily from an increase in deposits combined with an increase in borrowings during the nine months period ended September 30, 2008.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2008, maturities and prepayments of investment securities totaled $29,176,761.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may purchase in open market or privately negotiated transactions up to 5% of the number of shares of common stock of the Company that were outstanding on the date of the approval of the repurchase program (as adjusted for annual stock dividends). The Company undertook these repurchase programs in an effort to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2008.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2008	July 31, 2008	267	$11.55	267	159,229
Aug. 1, 2008	Aug 31, 2008	1,361	$11.12	1,361	157,868
Sept. 1, 2008	Sept. 30, 2008	-	-	-	157,868
Total		1,628	$11.19	1,628	157,868
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

1ST CONSTITUTION BANCORP

Date: November 14, 2008	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer (Principal Financial and Accounting Officer)