Form 10-K
period 2008-12-31
1ST CONSTITUTION BANCORP
filed 2009-03-27
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, No Par Value Stock Purchase Rights Relating to Common Stock, No Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $39,578,000.

As of March 25, 2009, 4,216,255 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements.

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

PART I

Item 1.  Business.

1st Constitution Bancorp

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Company has 2 employees, of  which 2 are full-time employees. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank, a commercial bank formed under the laws of the State of New Jersey, engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates ten additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has 115 employees, of which 111 are full-time employees.

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

Expansion of Branch Banking

The Bank continually evaluates opportunities for branch bank expansion, either mini branches or full service branches, to continue to grow and meet the needs of the community.

Innovative Product Offerings

In January 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $106,000,231 at December 31, 2008.

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

Under the BHCA, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999.  For example, a holding company and its banking subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.  At present, the Company does not engage in any significant activity other than owning the Bank.

In addition to federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the “Department”). The Company is required to file with the Department copies of the reports it files with the federal banking and securities regulators.

As a result of its participation in the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) through the sale by the Company of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) to the United States Department of the Treasury (the “Treasury”) the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which among other things restricts the payment of cash dividends or making other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury with certain exceptions without approval of the Treasury and the Company is prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B have been declared and either paid in full or set aside with certain limited exceptions.

In addition, EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives.  The American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”) contains further limitations on the payment of compensation to certain executives of the Company or the Bank, the claw back of certain compensation paid to certain executives of the Company or the Bank and imposes new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank  holding company should eliminate or defer or severely limit dividends including for example when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

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

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (1) has a total risk-based capital ratio of less than 8.0 percent, (2) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (3) has a Tier 1 leverage ratio of (A) less than 4.0 percent, or (B) less than 3.0 percent if the institution was rated 1 in its most recent examination and is not experiencing or anticipating significant growth. A bank will be classified as “significantly undercapitalized” if it (I) has a total risk-based capital ratio of less than 6.0 percent, (II) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (III) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2008, the Bank’s capital ratios exceed the requirements to be considered a well capitalized institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2008, the Company maintained a Tier 1 capital ratio of 17.03% and total qualifying capital ratio of 17.90%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2008 was 14.05%.

On April 10, 2002, 1st Constitution Capital Trust I (“Trust I”), a statutory business trust and a wholly owned subsidiary of the Company, issued $5.0 million of variable rate trust preferred securities (the “Trust Preferred Securities”) in a pooled institutional placement transaction maturing April 22, 2032.  Trust I utilized the $5.0 million proceeds along with $155,000 invested in Trust I by the Company to purchase $5,155,000 of floating rate subordinated debentures issued by the Company and due to mature on April 22, 2032 (the “Subordinated Debentures”).  The Subordinated Debentures constituted the sole assets of Trust I, had terms that mirrored the Trust Preferred Securities and were redeemable in whole or in part prior to maturity after April 22, 2007.  Trust I was obligated to distribute all proceeds of a redemption of these Subordinated Debentures, whether voluntary or upon maturity, to holders of the Trust Preferred Securities.  The Company’s obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I to pay amounts when due on the Trust Preferred Securities.  On February 23, 2007, the Company notified Wilmington Trust Company, as Indenture Trustee, of the Company’s intention to redeem the Subordinated Debentures on April 22, 2007, and the Company redeemed the Subordinated Debentures on that date, as discussed below.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

Effective April 22, 2007, the Company redeemed all of the Trust I Subordinated Debentures.  The redemption price was 100% of the aggregate $5,155,000 principal amount of the Subordinated Debentures, plus approximately $236,882 of accrued interest thereon through the redemption date.  As a result of the redemption of the Subordinated Debentures, a like amount of capital securities issued by Trust I was redeemed under the same terms and conditions.  This redemption does not impact the Capital Securities issued by Trust II on May 30, 2006.

On December 23, 2008, pursuant to the TARP CPP under EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009, the shares of common stock initially underlying the warrant were adjusted to 210,233 shares and the initial exercise price was adjusted to $8.562 per share.

The Preferred Stock Series B pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The warrant is immediately exercisable and expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $12,000,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares. In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future.   In addition, please refer to the discussion above of the Preferred Stock Series B under the heading “Supervision and Regulation” for additional restrictions on cash dividends.

The Bank paid a stock dividend every year from 1993 to 1999, when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999.  From 1999 through 2006, the Company paid a 5% stock dividend each year.  On December 21, 2006, the Company declared a 6% stock dividend, which was paid on January 31, 2007 to shareholders of record as of the close of business on January 23, 2007.  On December 20, 2007, the Company declared another 6% stock dividend, which was paid on February 6, 2008 to shareholders of record as of the close of business on January 23, 2008.  On December 18, 2008, the Company declared a 5% stock dividend, which was paid  on February 2, 2009 to shareholders of record as of the close of business on January 20, 2009.  The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record as of the close of business on February 10, 2005.  All share and per share data has been retroactively adjusted for the stock split and stock dividends.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.  Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules we were not required to provide management’s report on internal control over financial reporting until we filed our annual report for 2007, and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2009.

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti-money laundering compliance program.

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

Insurance of Deposits

Subject to the immediately following paragraph, the Bank’s deposits are insured up to a maximum of $250,000 per depositor through December 31, 2009 under the Deposit Insurance Fund. The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly FICO assessment.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the Temporary Liquidity Guaranty Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  The Bank opted in the FDIC Temporary Liquidity Guaranty Program.

In February 2009, the FDIC announced that it would impose an emergency special assessment of 0.20% surcharge on all insured institutions to be collected on September 30, 2009 and that it may also impose possible additional special assessments of up to 0.10% to maintain public confidence in the Deposit Insurance Fund. The FDIC subsequently reduced the amount of the emergency special assessment to 0.10% in March 2009.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and the Company’s other filings with the SEC.

Recent negative developments in the financial services industry and the U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and through early 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing throughout 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The Company’s earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the spread between the interest rates paid on deposits and other borrowings and the interest rates received on loans and other investments narrows, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Federal and state government regulation impacts the Company’s operations.

The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

The Company has a significant investment in collateralized mortgage obligations and trust preferred securities.  At December 31, 2008, the Company held collateralized mortgage obligations in the available for sale and held to maturity portfolios with aggregate fair values of $6,777,632 and $8,767,537, respectively.  These securities had a net unrealized loss of $196,418.  The Company also held trust preferred securities in the available for sale and held to maturity portfolios with aggregate fair values of $1,281,806 and $346,988, respectively, and a net unrealized loss of $1,808,335 at December 31, 2008.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

We had a material weakness in our internal control over financial reporting as of December 31, 2007, and we cannot assure that we have developed an effective remediation plan..

We identified deficiencies constituting material weaknesses in our internal control over financial reporting as of December 31, 2007 and have subsequently developed and implemented a plan to remediate such deficiencies.  We believe that such plan has adequately addressed these deficiencies, but there can be no assurance that we have discovered all of the deficiencies that may exist in our internal control over financial reporting.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect that the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	events negatively impacting the financial services industry which result in a general decline in the market valuation of our common stock;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general domestic economic and market conditions.

In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

The Company is subject to liquidity risk.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as evidenced by turmoil faced by banking organizations in 2008 in the domestic and worldwide credit markets.

Our agreements with the Treasury impose restrictions and obligations on us that limit our ability to pay cash dividends and, repurchase our common stock or trust  preferred securities.

On December 23, 2008, we issued Preferred Stock Series B and a warrant to purchase our common stock to the Treasury as part of its TARP CPP.  Prior to December 23, 2011, unless we have redeemed all of the Preferred Stock Series B or the Treasury has transferred all of the Preferred Stock Series B to a third party, the consent of the Treasury will be required for us to, among other things, pay cash dividends on our common stock or repurchase our common stock or other trust preferred securities (with certain exceptions, including the repurchase of our common stock in connection with an employee benefit plan in the ordinary course of business and consistent with past practice).

Our shares of Preferred Stock Series B impact net income available to our common stockholders and our earnings per share.

As long as there are shares of Preferred Stock Series B outstanding, no dividends may be paid on our common stock unless all dividends on the Preferred Stock Series B have been paid in full.  The dividends declared on our Preferred Stock Series B will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase the Company’s common stock issued to the Treasury, in conjunction with the issuance of shares of Preferred Stock Series B, may be dilutive to our earnings per share.  The shares of Preferred Stock Series B will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

We are not required to declare cash dividends on our common stock and have never paid a cash dividend on our common stock.  Until the earlier of (i) December 23, 2011 or (ii) the date the Treasury no longer owns any shares of Preferred Stock Series B, we may not pay any dividends on our common stock without obtaining the prior consent of the Treasury.

Future offerings of debt or other securities may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Company may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

There may be changes in accounting policies or accounting standards.

The Company’s accounting policies are fundamental to understanding its financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  The Company identified its accounting policies regarding the allowance for loan losses, security impairment, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

The Company encounters continuous technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to operational risk.

The Company faces the risk that the design of its controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information.  Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may also be subject to disruptions of its systems arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability.  The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals.  There is intense competition in the financial services industry for qualified employees.  In addition, the Company faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals.  The Emergency Economic Stabilization Act and the agreements between the Company and the Treasury related to the purchase of the Company’s Preferred Stock Series B and common stock warrants place restrictions on the Company’s ability to pay compensation to its senior officers.  The Company’s business operations could be adversely affected if it were unable to attract new employees and retain and motivate its existing employees.

There may be claims and litigation.

From time to time as part of the Company’s normal course of business, customers make claims and take legal action against the Company based on actions or inactions of the Company.  If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services.  This may also impact customer demand for the Company’s products and services.  Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to our offices as of December 31, 2008:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2010
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005
Cranbury, New Jersey

Montgomery Office
947 State Road	Leased	1995	2013
Princeton, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2011
200 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2018
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2014
Hightstown, New Jersey

Mortgage Warehouse Funding Office	Leased	2008	2009
580 Howard Avenue
Franklin Township, New Jersey

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for 2008 and 2007, as reported on the Nasdaq Global Market.

	2008			2007
	High	Low		High	Low
First Quarter	$14.10	$10.47	(1)	$17.38	$15.30	(1)
Second Quarter	12.68	10.20	(1)	16.75	15.16	(1)
Third Quarter	11.33	7.75	(1)	15.96	13.08	(1)
Fourth Quarter	12.15	6.44	(1)	14.90	12.62	(1)

(1)  Prices have been retroactively adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record as of the close of business on January 20, 2009.

As of March 25, 2009, there were approximately 325 record holders of the Company’s common stock.

The Company paid a 5% stock dividend on February 2, 2009, and 6% stock dividends on February 6, 2008 and January 31, 2007.  All per share data has been retroactively adjusted for stock dividends.

The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time.  In addition, please refer to the discussion above of the Preferred Stock Series B under the heading “Supervision and Regulation” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2008.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2008	October 31, 2008	-	$-	-	165,761
November 1, 2008	November 30, 2008	1,786	8.48	1,786	163,975
December 1, 2008	December 31, 2008	1,114	8.05	1,114	162,861
	Total	2,900	$8.31	2,900	162,861

_________________

(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

As a result of the Company’s issuance on December 23, 2008 of Preferred Stock Series B and a warrant to purchase common stock to the Treasury as part of its TARP CPP, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances.  Please refer to the discussion above of the Preferred Stock Series B under the heading “Supervision and Regulation” for restrictions on the Company’s repurchase of its common stock or other equity securities.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2008 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Management utilizes various inputs to determine the fair value of its investment portfolio.  To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio.  In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3).  Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values.  A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary.  The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment.  If the decline in value of an investment is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation.

Results of Operations

 The Company reported net income for the 12 months ended December 31, 2008 of $2,759,458, a decrease of 49.3% from the $5,442,782 reported for the 12 months ended December 31, 2007.   The decrease is due primarily to the effects of the declining level of market interest rates during 2008 plus the higher level of nonperforming assets compared to the prior year, both resulting in a lower level of net interest income for the year ended December 31, 2008 compared with the year ended December 31, 2007.  Diluted net income per share was $0.65 for the year ended December 31, 2008 compared to $1.29 reported for the year ended December 31, 2007.  Basic net income per share for the year ended December 31, 2008 was $0.66 as compared to the $1.31 reported for the year ended December 31, 2007.  All share information has been restated for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.56% and 6.52%, respectively, for the year ended December 31, 2008, compared to 1.29% and 14.32%, respectively, for the year ended December 31, 2007.  Key performance ratios declined for the 2008 fiscal year as compared to the prior year due to the lower net income for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

A significant factor impacting the Company’s net interest income has been the declining level of market interest rates and the resulting compression of the Company’s net interest margin.  The net interest margin for the year ended December 31, 2008 was 3.64% as compared to the 4.57% net interest margin recorded for the year ended December 31, 2007, a reduction of 93 basis points.  The Federal Reserve has decreased the level of market interest rates by 400 basis points since January 1, 2008.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased level of interest income.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not invest in any private issuer collateralized mortgage obligations.  At December 31, 2008, the Company held collateralized mortgage obligations in the available for sale and held to maturity portfolios with aggregate fair values of $6,777,632 and $8,767,537, respectively.  These securities had a net unrealized loss of $196,418.  The Company also held trust preferred securities in the available for sale and held to maturity portfolios with aggregate fair values of $1,281,806 and $346,988, respectively, and a net unrealized loss of $1,808,335 at December 31, 2008.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of December 31, 2008. Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 83.2% of the Company’s net revenues for the year ended December 31, 2008.  Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2008, 2007 and 2006.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$4,667,073	$112,427	2.41%	$1,653,896	$101,171	6.12%	$1,457,568	$85,012	5.14%
Investment Securities:
Taxable	84,611,384	4,158,923	4.92%	80,876,181	4,278,288	5.29%	70,048,748	3,448,780	4.92%

Tax-exempt (4)	14,471,144	829,249	5.73%	22,968,401	1,296,032	5.64%	16,198,497	895,172	5.53%

Total	99,082,528	4,988,172	5.03%	103,844,582	5,574,320	5.37%	86,247,245	4,343,952	5.04%

Loan Portfolio:
Construction	115,517,676	8,090,444	7.00%	129,285,776	11,486,481	8.88%	125,022,769	11,129,600	8.90%
Residential Real Estate	10,376,822	652,728	6.29%	8,878,427	657,928	7.41%	8,072,109	517,146	6.41%
Home Equity	15,490,320	986,117	6.37%	14,118,025	1,063,025	7.53%	14,604,243	1,109,996	7.60%
Commercial and Commercial Real Estate	127,377,980	9,302,815	7.30%	117,463,693	9,140,693	7.78%	99,521,245	7,706,864	7.74%
Mortgage warehouse lines	57,477,364	2,755,003	4.79%	-	-	-	-	-	-
Installment	1,204,297	96,375	8.00%	1,542,082	129,483	8.40%	2,013,438	167,126	8.30%
All Other Loans	26,660,793	2,405,176	9.02%	21,083,348	2,635,877	12.50%	22,506,843	2,535,812	11.27%
Total (1)	354,105,252	24,288,658	6.86%	292,371,351	25,113,487	8.59%	271,740,647	23,166,544	8.53%

Total Interest-Earning Assets	457,854,853	29,389,257	6.42%	397,869,829	30,788,978	7.74%	359,445,460	27,595,508	7.68%

Allowance for Loan Losses	(3,612,156)			(3,270,810)			(2,662,370)
Cash and Due From Banks	12,446,849			10,254,911			9,391,415
Other Assets	22,180,579			17,648,099			15,422,593
Total Assets	$488,870,125			$425,502,029			$381,597,098

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$89,274,785	$2,164,369	2.42%	$83,597,940	$1,737,487	2.08%	$87,135,125	$1,455,755	1.67%
Savings Accounts	79,864,816	1,990,479	2.49%	64,408,442	2,017,580	3.13%	44,867,384	939,324	2.09%
Certificates of Deposit under $100,000	76,921,495	3,096,986	4.03%	67,236,813	3,170,322	4.72%	58,183,657	2,907,883	5.00%
Certificates of Deposit of $100,000 and Over	70,297,311	2,855,024	4.06%	54,252,087	2,711,467	5.00%	43,870,647	1,385,119	3.16%
Other Borrowed Funds	37,111,612	1,556,238	4.19%	29,580,685	1,514,907	5.12%	32,539,699	1,687,749	5.19%
Trust Preferred Securities	18,000,000	1,069,351	5.94%	19,534,247	1,438,876	7.37%	14,863,014	1,141,667	7.68%

Total Interest-Bearing Liabilities	371,470,019	12,732,447	3.43%	318,610,214	12,590,639	3.95%	281,459,526	9,517,497	3.38%

Net Interest Spread (2)			2.99%			3.79%			3.80%

Non-interest Bearing Demand Deposits	69,907,048			60,892,433			63,040,519
Other Liabilities	5,165,108			4,989,809			5,013,813
Total Liabilities	446,542,175			384,492,456			349,513,858
Shareholders' Equity	42,327,950			38,009,573			32,083,240
Total Liabilities and Shareholders' Equity	$488,870,125			$422,502,029			$381,597,098

Net Interest Margin (3)		$16,656,810	3.64%		$18,198,339	4.57%		$18,078,001	5.03%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax equivalent basis.

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

The Company’s net interest income decreased on a tax equivalent basis by $1,541,529, or 8.5%, to $16,656,810 for the year ended December 31, 2008, from the $18,198,339 reported for the year ended December 31, 2007.  As indicated in the Rate/Volume Table, the principal factor contributing to the decrease in net interest income for the year ended December 31, 2008 was a decrease in the interest income of $1,399,721, resulting from decreased rates on the earning assets components.  This was combined with an increase in interest expense resulting from increases in the balances of the deposit components.

The Company’s net interest income on a tax-equivalent basis increased by $120,328, or 0.6%, to $18,198,339 for the year ended December 31, 2007, from the $18,078,001 reported for the year ended December 31, 2006.  As indicated in the Rate/Volume Table, the principal factor contributing to the 2007 increase in net interest income was an increase in the interest income of $3,193,470, resulting from increased balances in the earning assets components.  This was partially offset by an increase in interest expense resulting from increases in the rates paid on deposit components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2008 versus 2007			Year Ended December 31, 2007 versus 2006
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$(1,094,267)	$(2,302,233)	$(3,396,500)	$382,349	$(25,005)	$357,344
Residential Real Estate	94,238	(99,438)	(5,200)	55,873	84,909	140,782
Home Equity	95,054	(172,050)	(76,996)	(36,807)	(10,076)	(46,883)
Commercial and Commercial Real Estate	748,916	(586,243)	162,673	1,393,469	39,808	1,433,278
Mortgage Warehouse Lines	2,755,003	0	2,755,003	-	-	-
Installment	(26,940)	(6,168)	(33,108)	(39,657)	2,013	(37,643)
All Other Loans	600,091	(830,792)	(230,791)	(158,402)	258,466	100,064
Total Loans	3,172,095	(3,996,924)	(824,829)	1,596,826	350,117	1,946,942
Investment Securities :
Taxable	188,735	(308,100)	(119,365)	551,519	277,989	829,508
Tax-exempt	(483,349)	16,566	(466,783)	378,709	22,151	400,860
Total Investment Securities	(294,614)	(291,534)	(586,148)	930,227	300,141	1,230,368
Federal Funds Sold / Short-Term Investments	128,512	(117,256)	11,256	15,721	438	16,159

Total Interest Income	3,005,993	(4,405,714)	(1,399,721)	2,542,775	650,695	3,193,470

Interest Expense :
Money Market and NOW Accounts	130,364	296,518	$426,882	(67,296)	349,028	281,732
Savings Accounts	434,450	(461,551)	(27,101)	510,021	568,235	1,078,256
Certificates of Deposit under $100,000	423,858	(497,194)	(73,336)	439,006	(176,567)	262,439
Certificates of Deposit of $100,000 and Over	727,894	(584,337)	143,557	423,591	902,757	1,326,347
Other Borrowed Funds	351,007	(309,676)	41,331	(151,819)	(21,023)	(172,842)
Trust Preferred Securities	(84,797)	(284,728)	(369,525)	364,138	(66,929)	297,209
Total Interest Expense	1,982,776	(1,840,968)	141,808	1,517,640	1,555,501	3,073,142

Net Interest Income	$1,023,217	$(2,564,746)	$(1,541,529)	$1,025,134	$(904,806)	$120,328

Average interest earning assets increased by $59,985,025, or 15.1%, to $457,854,853 for the year ended December 31, 2008 from $397,869,829 for the year ended December 31, 2007, consisting primarily of an increase of $61,733,901 in loans for 2008 as compared to 2007.  Led by the mortgage warehouse lines component, the Bank’s average total loan portfolio grew by 21.1%.  However, due to the declining level of market interest rates during 2008, loan yields averaged 6.86% for the year ended December 31, 2008, 173 basis points lower than for the year ended December 31, 2007.  The Bank’s average investment securities portfolio decreased 4.6%, and the yield on that portfolio decreased 34 basis points for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Overall, the yield on interest earning assets decreased 132 basis points to 6.42% in the 2008 fiscal year from 7.74% in the 2007 fiscal year.

Average interest earning assets increased by $38,424,369, or 10.7%, to $397,869,829 for the year ended December 31, 2007 from $359,445,460 for the year ended December 31, 2006, consisting primarily of increases in 2007 of $20,630,704 in loans and $17,597,337 in investment securities compared to 2006.  Led by the construction loans component, the Bank’s average total loan portfolio grew by 7.6% and loan yields averaged 8.59% for the year ended December 31, 2007, 6 basis points higher than for the year ended December 31, 2006.  The Bank’s average investment securities portfolio increased 20.4%, and the yield on that portfolio increased 33 basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Overall, the yield on interest earning assets increased 6 basis points to 7.74% in the 2007 fiscal year from 7.68% in the 2006 fiscal year.

Interest expense increased by $141,808, or 1.1%, to $12,732,447 for the year ended December 31, 2008, from $12,590,639 for the year ended December 31, 2007.  This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a lower market interest rate level.  Certificates of deposit of $100,000 and over increased on average by $16,045,224 in 2008, or 29.6%, as compared to 2007, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 94 basis points in 2008 as compared to 2007.  Average interest bearing liabilities rose 16.6% in 2008 from 2007.  The cost of total interest-bearing liabilities decreased 52 basis points to 3.43% in 2008 from 3.95% in 2007.

Interest expense increased by $3,073,142, or 32.3%, to $12,590,639 for the year ended December 31, 2007, from $9,517,497 for the year ended December 31, 2006.  This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a higher market interest rate level.  Savings accounts increased on average by $19,541,058 in 2007, or 43.6%, as compared to 2006, contributing to the funding of loans and investments portfolio growth.  The cost on these deposits increased 104 basis points in 2007 as compared to 2006.  Average interest bearing liabilities rose 13.2% in 2007 from 2006.  The cost of total interest-bearing liabilities increased 57 basis points to 3.95% in 2007 from 3.38% in 2006.

Average non-interest bearing demand deposits increased by $9,014,615, or 14.8%, to $69,907,048 for the year ended December 31, 2008 from $60,892,433 for the year ended December 31, 2007.   The primary cause of this increase for 2008 was the requirement for customers of the new Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

Non-Interest Income

Non-interest income increased by $743,630, or 29.1%, to $3,301,959 for the year ended December 31, 2008 from $2,258,329 for the year ended December 31, 2007.

Service charges on deposit accounts represent a significant source of non-interest income.  Service charge revenues increased by $210,056, or 31.2%, to $883,882 for the year ended December 31, 2008 compared to $673,826 for the year ended December 31, 2007.  This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during 2008 compared to 2007.  This component of non-interest income represented 26.8% and 26.3% of the total non-interest income for the years ended December 31, 2008 and 2007, respectively.

Gains on sales of loans held for sale increased by $279,912, or 36.8%, to $1,040,916 for the year ended December 31, 2008, from $761,004 for the year ended December 31, 2007.  The Bank sells both residential mortgage loans and Small Business Administration (“SBA”) loans in the secondary market.  The lower interest rate environment that continued into 2008 has positively impacted the volume of sales transactions in the mortgage loan and SBA loan markets and the resultant gains from these sales transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $378,852 for the year ended December 31, 2008 compared to $365,601 for the year ended December 31, 2007.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Deposit and service fee charges are reviewed and adjusted as needed from time to time by management to reflect current costs incurred by the Bank in offering these products or services and prices charged by competitor financial institutions amid the Bank’s competitive market.

Non-Interest Expenses

Non-interest expenses increased by $2,949,756, or 24.4%, to $15,051,024 for the year ended December 31, 2008 from $12,101,268 for the year ended December 31, 2007.  The largest increase in non-interest expenses for 2008 compared to 2007 was in salaries and employee benefits.  To a lesser extent, occupancy expense also reflects an increase for the comparable periods.  The table below presents the major components of non-interest expenses for the years 2008 and 2007.

In January 2008, the Bank established a Mortgage Warehouse Unit, which introduced a revolving line of credit that is available to licensed mortgage banking companies.  The unit is based in newly leased office space in Somerset, NJ and consists of five newly hired staff members.  The Bank’s action to establish this group and commence operations has contributed to the 2008 increase in most components of non-interest expenses (in particular, salaries and employee benefits, occupancy expense, equipment expense, and all other expenses) when compared with 2007 expenses.

Non-interest Expenses
	2008	2007
Salaries and employee benefits	$8,426,729	$7,196,552
Occupancy expense	1,802,723	1,658,820
Data processing services	896,724	829,037
Equipment expense	626,467	485,792
Marketing	246,879	106,862
Regulatory, professional and consulting fees	861,006	296,667
Office expense	649,461	572,293
FDIC deposit insurance	196,072	38,422
Directors’ fees	108,000	100,375
Other real estate owned expenses	136,648	11,871
All other expenses	1,100,315	804,577
Total	$15,051,024	$12,101,268

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1,230,177, or 17.1%, to $8,426,729 for the year ended December 31, 2008 compared to $7,196,552 for the year ended December 31, 2007.  The 2008 increase was a result of an increase in staffing levels plus normal salary increases.  Salaries and employee benefits as a percentage of average assets were 1.72% for 2008 and 1.69% for 2007.

For the year ended December 31, 2008, occupancy expense increased by $143,903, or 8.7%, to $1,802,723 from $1,658,820 for the year ended December 31, 2007.  The 2008 opening of the Mortgage Warehouse Unit’s leased location was the primary cause for the current year increase in occupancy expense. The occupancy expense component of total non-interest expense as a percentage of average assets was 0.37% for the year ended December 31, 2008 and 0.39% for the year ended December 31, 2007.

Equipment expense increased by $140,675, or 29.0%, to $626,467 for the year ended December 31, 2008 compared to $485,792 for the year ended December 31, 2007, as the Company incurred operating costs to bring the new Mortgage Warehouse Unit online during 2008 as well as upgraded existing systems throughout the year.

Marketing expense increased by $140,017, or 131.0%, to $246,879 for the year ended December 31, 2008 compared to $106,862 for the year ended December 31, 2007, as the Company ran broadcast media promotions during 2008 designed to increase low-cost core deposits, further develop our brand image and continue the Bank’s support of community activities.

Regulatory, professional and consulting fees increased by $564,339, or 190.2% to $861,006 for the year ended December 31, 2008 compared to $296,667 for the year ended December 31, 2007.  During 2008, the Company incurred increased accounting and legal fees as a result of the restatement of the Company’s financial statements for the first three quarters and the year ended December 31, 2006 and the first three quarters of the year ended December 31, 2007, as described in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 15, 2008.  The Bank also incurred additional professional fees in connection with audits performed by independent consultants in 2008 to assess the effectiveness of controls established over internal systems as required by the Sarbanes-Oxley Act.

For the year ended December 31, 2008, the cost of FDIC deposit insurance increased by $157,650 to $196,072 from $38,422 for the year ended December 31, 2007.  This increase is a result of the combined effects of the FDIC increasing the assessment to banks for providing this insurance during 2008 plus the increase during 2008 of deposit balances subject to the assessment for FDIC deposit insurance.

Other real estate owned expenses increased by $124,777 to $136,648 for the year ended December 31, 2008 compared to $11,871 for the year ended December 31, 2007, as the Company incurred maintenance costs on more properties held as Other Real Estate Owned than were held during 2007.

All other expenses, which are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities, increased by $295,738, or 36.8% to $1,100,315 for the year ended December 31,  2008 compared to $804,577 for the year ended December 31, 2007.  The addition of the Mortgage Warehouse Unit in January 2008, as noted above, contributed significantly to the current period increase in this category.

The Bank’s ratio of non-interest expense to average assets has remained consistently favorable at 3.08% for the year ended December 31, 2008 compared to 2.84% for the year ended December 31, 2007.

Financial Condition

Cash and Cash Equivalents

At December 31, 2008, cash and cash equivalents totaled $14,333,119 compared to $7,548,102 at December 31, 2007.  Cash and cash equivalents at December 31, 2008 consisted of cash and due from banks of $14,321,777 and federal funds sold/short-term investments of $11,342.  The corresponding balances at December 31, 2007 were $7,517,158 and $30,944, respectively.  The increase at December 31, 2008 compared to December 31, 2007 was due primarily to the timing of cash flows related to the Bank’s business activities.

Investment Securities

The Bank’s investment securities portfolio amounted to $130,027,600, or 23.8% of total assets, at December 31, 2008, compared to $98,704,483, or 23.0% of total assets, at December 31, 2007.  Due to the declining level of market interest rates during 2008 combined with strong loan and deposit growth, the cash flows from principal repayments on the investment securities portfolio accelerated significantly.  These funds were used primarily to fund the strong loan growth and secondarily to purchase investment securities at a reduced net interest spread.  On an average balance basis, the investment securities portfolio represented 21.6% and 26.1%, respectively, of average interest-earning assets for each of the years ended December 31, 2008 and 2007.  The average yield earned on the portfolio was 5.03% for the year ended December 31, 2008, a decrease of 34 basis points from 5.37% earned for the year ended December 31, 2007.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2008, available-for-sale securities amounted to $93,477,023, an increase of $18,284,886 from December 31, 2007.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$22,802,334	$415,626	$0	$23,217,960
Collateralized mortgage obligations	7,014,272	16,792	(253,432)	6,777,632
Mortgage backed securities	54,727,033	1,930,299	(594)	56,656,738
Obligations of State and
Political subdivisions	2,868,049	6,872	(16,234)	2,858,687
Corporate debt securities	2,454,969	0	(1,173,163)	1,281,806
Restricted Stock	2,659,200	0	0	2,659,200
Mutual Fund	25,000	0	0	25,000

	$92,550,857	$2,369,589	$(1,443,423)	$93,477,023

Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$10,000,000	$193,800	$0	$10,193,800
Collateralized mortgage obligations	8,727,315	49,897	(9,675)	8,767,537
Mortgage backed securities	3,794,931	33,007	(212)	3,827,726
Obligations of State and
Political subdivisions	10,516,726	75,515	(93,502)	10,498,739
Corporate debt securities	3,511,605	0	(659,028)	2,852,577

	$36,550,577	$352,219	$(762,417)	$36,140,379

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$21,455,563	$315,075	$(14,043)	$21,756,595
Collateralized mortgage obligations	8,106,154	2,170	(407,560)	7,700,764
Mortgage backed securities	37,769,517	457,725	(57,365)	38,169,877
Obligations of State and
Political subdivisions	3,446,517	14,778	(7,713)	3,453,582
Corporate debt securities	2,451,122	0	(272,504)	2,178,618
Restricted stock	1,907,701	0	0	1,907,701
Mutual fund	25,000	0	0	25,000

	$75,161,574	$789,748	$(759,185)	$75,192,137

Held to maturity-
Mortgage backed securities	$4,502,574	$2,132	$121,197	$4,383,509
Obligations of State and
Political subdivisions	18,013,721	142,232	4,718	18,151,235
Corporate debt securities	996,051	0	119,526	876,525

	$23,512,346	$144,364	$245,441	$23,411,269

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$26,192,204	$122,343	$(227,579)	$26,086,968
Collateralized mortgage obligations	9,432,978	1,801	(466,682)	8,968,097
Mortgage backed securities	28,305,557	113,353	(216,111)	28,202,799
Obligations of State and
Political subdivisions	3,655,197	15,902	(31,749)	3,639,350
Corporate debt securities	2,449,302	304	(30,949)	2,418,658
Restricted stock	1,080,457	0	0	1,080,457
Mutual fund	25,000	0	0	25,000

	$71,140,695	$253,703	$(973,069)	$70,421,328

Held to maturity-
Mortgage backed securities	$5,189,016	$2,015	$(175,827)	$5,366,859
Obligations of State and
Political subdivisions	13,617,923	131,955	(47,941)	13,797,820

	$19,254,476	$133,970	$(223,768)	$19,164,679

Proceeds from maturities and prepayments of securities available for sale amounted to $26,324,998 for the year ended December 31, 2008 and $12,704,423 for the year ended December 31, 2007.  At December 31, 2008, the portfolio had net unrealized gains of $926,166, compared to net unrealized gains of $30,563 at December 31, 2007.  These unrealized gains/losses are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive loss.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2008, securities held to maturity were $36,550,577, an increase of $13,038,231 from $23,512,346 at December 31, 2007.  The fair value of the held-to-maturity portfolio at December 31, 2008 was $36,140,379, resulting in a net unrealized loss of $410,198.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$6,094,198	$6,144,721	3.83%
Due after one year through five years	17,656,903	17,974,754	4.21%
Due after five years through ten years	13,032,530	13,242,004	4.96%
Due after ten years	55,767,226	56,115,544	5.38%

Total	$92,550,857	$93,477,023	5.00%

Held to maturity-
Due in one year or less	$10,955,710	$11,155,504	3.45%
Due after one year through five years	4,535,579	4,521,258	4.72%
Due after five years through ten years	5,817,643	5,804,321	5.66%
Due after ten years	15,241,645	14,659,296	4.03%

Total	$36,550,577	$36,140,379	4.20%
* computed on a tax equivalent basis.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be construction loans (wholesale and retail), commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $354,105,252 for the year ended December 31, 2008, an increase of $61,733,901, or 21.1%, compared to an average of $292,371,351 for the year ended December 31, 2007.  At December 31, 2008, total loans amounted to $377,348,416 compared to $294,760,718 at December 31, 2007, an increase of $82,587,698, or 28.0%.  The primary cause of this increase is the Mortgage Warehouse Line of Credit introduced by the Bank in January 2008 and discussed in detail below.  The average yield earned on the loan portfolio was 6.86% for the year ended December 31, 2008 compared to 8.59% for the year ended December 31, 2007, a decrease of 173 basis points.  This decrease is primarily due to the declining interest rate environment that evolved during the last half of 2006 and continued throughout 2008.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$94,163,997	25%	$132,735,920	45%	$125,268,871	47%	$109,862,614	46%	$88,027,024	42%
Residential real estate loans	11,078,402	3%	10,088,515	3%	7,670,370	3%	8,602,975	4%	9,815,366	5%
Commercial business	57,528,879	15%	57,232,295	19%	48,112,857	18%	47,869,396	19%	41,198,502	20%
Commercial real estate	90,904,418	24%	77,896,347	27%	66,784,183	26%	56,578,800	24%	54,822,575	26%
Mortgage warehouse lines	106,000,231	28%	-	0%	-	0%	-	0%	-	0%
Loans to individuals	16,797,194	5%	16,324,817	6%	16,728,025	6%	16,441,994	7%	16,002,619	7%
Lease financing	0	0%	0	0%	0	0%	21,073	0%	74,543	0%
Deferred loan fees	647,673	0%	302,818	0%	404,074	0%	466,678	0%	512,416	0%
All other loans	227,622	0%	180,006	0%	173,933	0%	170,819	0%	200,118	0%

Total	$377,348,416	100%	$294,760,718	100%	$265,142,313	100%	$240,014,349	100%	$210,653,163	100%

Commercial and commercial real estate loans averaged $127,377,980 for the year ended December 31, 2008, an increase of $9,914,287, or 8.4%, compared to $117,463,693 for the year ended December 31, 2007.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio decreased 48 basis points to 7.30% for 2008 from 7.78% for 2007.

Construction loans averaged $115,517,676 for the year ended December 31, 2008, a decrease of $13,768,100, or 10.6%, compared to $129,285,776 for the year ended December 31, 2007.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The current year decrease is a direct result of the uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to build the balance of the lesser risk mortgage warehouse lines.  The average yield on the construction loan portfolio decreased 188 basis points to 7.00% for 2008 from 8.88% for 2007.

           In January 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $106,000,231 at December 31, 2008.

Residential loans averaged $10,376,822 for the year ended December 31, 2008, an increase of $1,498,395, or 16.9%, compared to $8,878,427 for the year ended December 31, 2007.  These loans consist primarily of residential mortgage loans secured by residential real estate.  The average yield on this portfolio decreased 112 basis points to 6.29% for 2008 from 7.41% for 2007.

The following table provides information concerning the interest rate sensitivity of the Bank’s commercial and commercial real estate loans and construction loans at December 31, 2008.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & commercial real estate	$24,384,967	$39,177,582	$84,870,748	$148,433,297
Construction	86,550,387	6,664,862	948,748	94,163,997
Total	$110,935,354	$45,842,445	$85,819,495	$242,597,294

Fixed rate loans	$4,414,527	$20,917,181	$11,655,612	$36,987,320
Floating rate loans	106,520,827	24,925,264	74,163,883	205,609,974
Total	$110,935,354	$45,842,445	$85,819,495	$242,597,294

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

Non-performing loans increased by $1,314,919 to $3,351,777 at December 31,2008 from $2,036,858 at December 31, 2007 as the historical disruptions in the financial system during the past year have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after December 31, 2008.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.  As the table demonstrates, non-performing loans to total loans increased to 0.89% at December 31, 2008 from 0.67% at December 31, 2007.  Loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $2,650,728 to $7,648,313 at December 31, 2008 from $4,997,585 at December 31, 2007.  During 2008, the Bank took possession of five residential properties totaling $1,389,181 after aggregate loan charge-offs of $53,946.  During 2008, management was successful in selling a number of these real estate owned properties without incurring any losses.  The balance of the increase to “other real estate owned” is the result of the Company continuing to complete an 18-unit condominium project for which it has commitments from individual buyers to purchase as of December 31, 2008.  Non-performing assets represented 1.40% of total assets at December 31, 2008 and 1.16% at December 31, 2007.

The Bank had no loans classified as restructured loans at December 31, 2008 or 2007.

At December 31, 2008 and December 31, 2007, the Bank had no loans that were 90 days or more past due but still accruing interest income.

Non-Performing Assets and Loans
	2008	2007	2006	2005	2004
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0	$0	$209	$63,130
Non-accrual loans	3,351,777	2,036,858	4,193,209	833,150	1,049,411
Total non-performing loans	3,351,777	2,036,858	4,193,209	833,359	1,112,541
Other real estate owned	4,296,536	2,960,727	0	0	0
Total non-performing assets	$7,648,313	$4,997,585	$4,193,209	$833,359	$1,112,541

Non-performing loans to total loans	0.89%	0.67%	1.50%	0.32%	0.50%
Non-performing assets to total assets	1.40%	1.16%	1.07%	0.22%	0.33%

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less estimated selling costs, or the initially recorded amount.  The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans.  Based on the composition of the loan portfolio, the primary risks inherent in it are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements may include a specific reserve for doubtful or high risk loans, an allocated reserve, and an unallocated portion.

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

•	General economic conditions.
•	Trends in charge-offs.
•	Trends and levels of delinquent loans.
•	Trends and levels of non-performing loans, including loans over 90 days delinquent.
•	Trends in volume and terms of loans.
•	Levels of allowance for specific classified loans.
•	Credit concentrations.

The specific reserve for high risk loans is established for specific commercial loans, commercial real estate loans, and construction loans which have been identified by management as being high risk or impaired loans.  A high risk or impaired loan is assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely.  The specific portion of the allowance is the total amount of potential unconfirmed losses for such individual doubtful loans.  To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, and the various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factor which may cause future losses to deviate from historical levels.

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At December 31, 2008, management believed that the allowance for loan losses and non-performing loans was adequate.

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

The table below presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2008	2007	2006	2005	2004
Balance, beginning of year	$3,348,080	$3,228,360	$2,361,375	$2,005,169	$1,786,632

Provision charged to operating expenses	640,000	130,000	893,500	405,000	240,000

Loans charged off:
Construction loans	(53,946)	-	-	-	-
Residential real estate loans	(31,865)	-	-	-	-
Commercial and commercial real estate loans	(220,565)	(88,891)	(11,154)	(39,150)	(17,070)
Loans to individuals	-	(1,614)	(18,314)	(13,653)	(5,203)
Lease financing	-	(478)	-	-	-
All other loans	-	-	-	-	-
	(306,376)	(90,983)	(29,468)	(52,803)	(22,273)
Recoveries:
Construction loans	-	75,000	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	3,060	0	153	1,498	750
Loans to individuals	-	5,703	2,800	2,511	60
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	3,060	80,703	2,953	4,009	810
Net (charge offs) / recoveries	(303,316)	(10,280)	(26,515)	(48,794)	(21,463)

Balance, end of year	$3,684,764	$3,348,080	$3,228,360	$2,361,375	$2,005,169

Loans:
At year end	$377,348,416	$294,760,718	$265,142,313	$240,014,349	$210,653,051
Average during the year	340,666,744	281,176,955	259,397,578	220,475,472	186,557,414
Net (charge offs) recoveries to average loans outstanding	(0.09%)	0.00%	(0.01%)	(0.02%)	(0.01%)

Allowance for loan losses to:
Total loans at year end	0.98%	1.14%	1.22%	0.98%	0.95%
Non-performing loans	109.93%	164.37%	76.99%	283.36%	180.23%

Management considers a complete review of the following specific factors in determining the provisions for loan losses:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $640,000 for the year ended December 31, 2008 and $130,000 for the year ended December 31, 2007.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $38,571,923 reduction in higher risk construction loans and a $106,000,231 increase in lower risk mortgage warehouse lines, the total loan portfolio grew by 28.0% from December 31, 2007 to December 31, 2008 and necessitated the increased provision to account for the inherent risk in the portfolio as a result of this growth.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as to take into consideration that the real estate market conditions remained weak.  Net charge offs/recoveries amounted to a net charge-off of $303,316 for the year ended December 31, 2008.

At December 31, 2008, the allowance for loan losses was $3,684,764 compared to $3,348,080 at December 31, 2007, an increase of $336,684, or 10.1%.  The ratio of the allowance for loan losses to total loans at December 31, 2008 and 2007 was 0.98% and 1.14%, respectively.  Excluding the lower risk mortgage warehouse lines, a new product in 2008, the ratio of the allowance for loan losses to total loans would have been 1.18% at December 31, 2008.  The allowance for loan losses as a percentage of non-performing loans was 109.93% at December 31, 2008, compared to 164.37% at December 31, 2007. Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$1,477,550	39%	$1,671,059	46%	$1,131,266	44%	$1,393,210	43%	$1,183,050	46%
Construction loans	1,478,520	25%	1,308,651	45%	1,696,175	47%	578,537	46%	491,266	42%
Mortgage warehouse lines	477,001	28%	-	0%	-	0%	-	0%	-	0%
Residential real estate loans	71,087	3%	104,326	3%	61,634	3%	141,683	4%	120,310	5%
Loans to individuals	149,386	5%	154,437	6%	139,055	6%	236,138	7%	200,517	7%
Lease financing	-	0%	-	0%	-	0%	4,723	0%	4,010	0%
Unallocated	31,220		109,607		200,230		7,084		6,016

	$3,684,764	100%	$3,348,080	100%	$3,228,360	100%	$2,361,375	100%	$2,005,169	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits in the year ended December 31, 2008 averaged $386,265,455, an increase of $55,877,740, or 16.9%, compared to $330,387,715 in the year ended December 31, 2007.  At December 31, 2008, total deposits were $414,684,731, an increase of $85,352,363, or 25.9%, from $329,332,368 at December 31, 2007.  The primary cause of this increase for 2008 was the requirement for customers of the new Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The average rate paid on the Bank’s interest-bearing deposit balances for 2008 was 3.20%, decreasing from the 3.58% average rate for 2007.  Average interest bearing deposits increased by $46,863,125, or 17.4%, to $316,358,407 for 2008 from $269,495,282 for 2007.

The significant contributors to the increased level of deposit growth in the year ended December 31, 2008 were an increase in average certificates of deposit of $100,000 or more, followed by increases in savings deposits and other time deposits.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2008 were $176,659,427, an increase of $54,645,738, or 44.8%, from $122,013,689 at December 31, 2007.  The retail certificates of deposit component of time deposits increased by $9,684,682, or 14.4%, to an average of $76,921,495 for 2008 from an average of $67,236,813 for 2007.  The average cost of these deposits decreased by 69 basis points to 4.03% for 2008 from 4.72% for 2007.  Certificates of deposit of $100,000 or more increased by $16,045,224 to an average of $70,297,311 for 2008 from an average of $54,252,087 for 2007.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds.

Average non-interest bearing demand deposits increased by $9,014,615, or 14.8%, to $69,907,048 for the year ended December 31, 2008 from $60,892,433 for the year ended December 31, 2007.  At December 31, 2008, non-interest bearing demand deposits totaled $71,772,486, an increase of 21.5% compared to $59,055,803 at December 31, 2007.  Non-interest bearing demand deposits made up 17.3% and 17.9% of total deposits at December 31, 2008 and 2007 and represent a stable, interest-free source of funds.

Savings accounts increased by $21,315,973, or 34.3%, to $83,410,405 at December 31, 2008 from $62,094,432 at December 31, 2007.  The average balance of savings accounts for 2008 increased by $15,456,374 to $79,864,816 compared to an average balance of $64,408,442 for 2007.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice account, increased by $5,676,845, or 6.8%, to an average of $89,274,785 for 2008 from an average of $83,597,940 in 2007.  The average cost of interest bearing demand deposits increased 34 basis points to 2.42% for 2008 compared to 2.08% for 2007.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2008		2007		2006
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand Deposits	$69,907,048	18%	$60,892,433	18%	$63,040,519	21%
Interest bearing demand deposits	89,274,785	23%	83,597,940	25%	87,135,125	29%
Savings deposits	79,864,816	21%	64,408,442	19%	44,867,384	15%
Certificates of deposit of $100,000 or more	70,297,311	18%	54,252,087	16%	43,870,647	15%
Other certificates of deposit	76,921,495	20%	67,236,813	20%	58,183,657	20%
Total	$386,265,455	100%	$330,387,715	100%	$297,097,332	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds increased by $7,530,927, or 25.5%, to $37,111,612 for the year ended December 31, 2008 from the average balance of $29,580,685 for the year ended December 31, 2007.  This increase is primarily due to the fact that loan growth exceeded deposit growth.  The average cost of other borrowed funds decreased 93 basis points to 4.19% for 2008 compared to 5.12% for 2007.

The balance of other borrowings was $51,500,000 at December 31, 2008, consisting of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.  The balance of other borrowings at December 31, 2007 was $35,600,000 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000.

The Bank has five ten-year fixed rate convertible advances from the FHLB that total $30,500,000 in the aggregate.  These advances, in the amounts of $3,000,000, $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.82%, 5.50%, 5.34%, 5.06%, and 4.08%, respectively.  The Bank has one two-year advance in the amount of $5,000,000 that bears interest at a 3.833% rate.  These advances may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  These advances are fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $14,646,335, or 35.7%, to $55,619,652 at December 31, 2008, from $40,973,317 at December 31, 2007.  Book value per common share increased by $0.78, or 8.0%, to $10.54 at December 31, 2008 from $9.77 at December 31, 2007.  The ratio of shareholders’ equity to total assets was 10.18% and 9.55% at December 31, 2008 and 2007, respectively.  The increase in shareholders’ equity was primarily the result of net income of $2,759,458 and $12,000,000 in capital raised by the sale of Preferred Stock Series B and common stock warrants to the Treasury in December 2008.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009, the shares of common stock initially underlying the warrant were adjusted to 210,233 shares and the initial exercise price was adjusted to $8.562 per share.

The Preferred Stock Series B pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The warrant is immediately exercisable and expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $12,000,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares. In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which among other things restricts the payment of cash dividends or making other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury with certain exceptions without approval of the Treasury and the Company is prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B have been declared and either paid in full or set aside with certain limited exceptions.

In addition, EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives.  The Stimulus Package Act contains further limitations on the payment of compensation to certain executives of the Company or the Bank, the claw back of certain compensation paid to certain executives of the Company or the Bank and imposes new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank  holding company should eliminate or defer or severely limit dividends including for example when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  A 5% stock dividend was declared in 2008 and paid in 2009.  A 6% stock dividend was declared in 2007 and 2006 and paid in 2008 and 2007, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 20 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2008.  Further discussion of these commitments is included in Note 17 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$3,946,649	$0	$0	$0	$3,946,649
Commitments to extend credit	$180,965,000	$0	$0	$0	$180,965,000
Commitments to sell residential loans	$5,702,082	$0	$0	$0	$5,702,082

Liquidity

At December 31, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At December 31, 2008, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 plus a One-Month Overnight Repricing Line of Credit of $47,534,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2008, the balance of cash and cash equivalents was $14,333,119.

Net cash provided by operating activities totaled $8,368,584 for the year ended December 31, 2008 compared to net cash provided by operations of $9,389,262 for the year ended December 31, 2007.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities increased by $92,384,175 to $114,946,312 for the year ended December 31, 2008 from $22,562,137 for the year ended December 31, 2007.  The increase in cash usage for 2008 compared to 2007 resulted from increased lending activity during 2008 plus increased volume of securities purchased during 2008.

Net cash provided by financing activities increased by $103,003,580 to $113,362,745 for the year ended December 31, 2008 from $10,359,165 for the year ended December 31, 2007.  The cash provided in 2008 resulted primarily from an increase in demand, savings and time deposits combined with increased borrowings and the proceeds from issuance of the Preferred Stock Series B.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2008, prepayments and maturities of investment securities totaled $34,693,790.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2008.

Interest Rate Sensitivity Analysis at December 31, 2008
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	-	-	-	-	0	-	-	$14,322	$14,322
Federal funds sold	11	-	-	-	11	-	-	-	11
Investment securities	13,094	6,944	13,912	21,517	55,467	20,128	54,433	-	130,028
Loans held for sale	5,702	-	-	-	5,702	-	-	-	5,702
Loans, net of allowance for loan losses	262,431	5,356	5,452	10,786	284,025	28,483	64,840	(3,685)	373,663
Other assets	-	-	-	-	-	-	-	22,561	22,561
	281,238	12,300	19,364	32,303	345,205	48,611	119,273	33,198	546,287
Sources of Funds :
Demand deposits - noninterest bearing	-	-	-	-	-	-	-	71,772	71,772
Demand deposits - interest bearing	42,191	-	-	-	42,191	34,578	6,074	-	82,843
Savings deposits	56,905	-	-	33	56,938	10,691	15,781	-	83,410
Time deposits	24,914	60,874	36,589	43,293	165,670	10,990	-	-	176,660
Borrowings	21,000	-	-	3,000	24,000	17,500	10,000	-	51,500
Redeemable subordinated debentures	-	-	-	-	-	18,557	-	-	18,557
Non-interest-bearing sources	-	-	-	-	-	-	-	61,545	61,545
	145,010	60,874	36,589	46,326	288,799	92,316	31,855	133,317	546,287

Asset (Liability) Sensitivity Gap :
Period Gap	$136,228	($48,574)	($17,225)	($14,023)	$56,406	($43,705)	$87,418	($100,119)	-
Cumulative Gap	$136,228	$87,654	$70,429	$56,406	$56,406	$12,701	$100,119	-	-
Cumulative Gap to Total Assets	24.9%	16.0%	12.9%	10.3%	10.3%	2.3%	-	-	-

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore has focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits.

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

None.

Item 9A.  Controls and Procedures.

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the captions “Directors and Executive Officers” and “Corporate Governance”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.  The information in the table has been adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record on January 20, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	96,781	$12.76	349,236
Equity compensation plans not approved by security holders (2)	67,260	$5.83	-
Total	164,041	$9.92	349,236

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.             Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2008 and 2007.

Consolidated Statements of Income – For the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2008.

2.             All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.             Exhibits

Exhibit No.			Description

3	(i)(A)	*	Certificate of Incorporation of the Company (conformed copy)

3	(i)(B)
Certificate of Amendment to the Certificate of Incorporation increasing the number of shares designated as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

3	(i)(C)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

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

4.4
Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Form 10-QSB filed with the SEC on May 8, 2002)

4.5
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, including the form of Certificate of Amendment to the Company’s Certificate of Incorporation as Exhibit A thereto, the form of Rights Certificates as Exhibit B thereto, and the Summary of Rights as Exhibit C thereto. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to the Company’s Form 8-A12G filed with the SEC on March 18, 2004)

4.6
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

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

Exhibit No.		Description

10.24	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.25	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.26
Branch Purchase and Assumption Agreement, dated as of November 6, 2006, by and between 1st Constitution Bank and Sun National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 13, 2006)

10.27
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.28	#	Form of Waiver, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.29	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 25, 2004)

16		Letter from Grant Thornton LLP to the SEC dated April 23, 2008 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on April 23, 2008)

21		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

23.1	*	Consent of Independent Registered Public Accounting Firm

23.2	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

___________________________
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

We have audited the accompanying consolidated balance sheet of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2007, and for the year then ended, were audited by other auditors whose report, dated April 14, 2008, expressed an unqualified opinion on those consolidated statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Clark, New Jersey
March 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
1st Constitution Bancorp:

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (a New Jersey Corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Philadelphia, Pennsylvania
April 14, 2008

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

CASH AND DUE FROM BANKS	$14,321,777	$7,517,158

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,342	30,944

Total cash and cash equivalents	14,333,119	7,548,102

INVESTMENT SECURITIES
Available for sale, at fair value	93,477,023	75,192,137
Held to maturity (fair value of $36,140,379 and $23,411,269 in 2008 and 2007, respectively)	36,550,577	23,512,346
Total securities	130,027,600	98,704,483

LOANS HELD FOR SALE	5,702,082	10,322,005

LOANS	377,348,416	294,760,718
Less- Allowance for loan losses	(3,684,764)	(3,348,080)

Net loans	373,663,652	291,412,638

PREMISES AND EQUIPMENT, net	2,302,489	2,760,203

ACCRUED INTEREST RECEIVABLE	2,192,601	2,495,732

BANK-OWNED LIFE INSURANCE	9,929,204	9,545,009

OTHER REAL ESTATE OWNED	4,296,536	2,960,727

OTHER ASSETS	3,839,246	3,402,640
Total assets	$546,286,529	$429,151,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$71,772,486	$59,055,803
Interest bearing	342,912,245	270,276,565
Total deposits	414,684,731	329,332,368

BORROWINGS	51,500,000	35,600,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,984,102	1,992,187
ACCRUED EXPENSES AND OTHER LIABILITIES	3,941,044	2,696,667
Total liabilities	490,666,877	388,178,222

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 and 0 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding as of December 31, 2008 and 2007, respectively	11,387,828	-
Common stock, no par value; 30,000,000 shares authorized; 4,204,202 and 3,993,905 shares issued and 4,198,871 and 3,992,715 shares outstanding as of December 31, 2008 and 2007, respectively	35,180,433	32,514,936
Retained earnings	9,653,923	9,009,955
Treasury Stock, at cost, 5,331 shares and 1,190 shares at December 31, 2008 and 2007, respectively	(53,331)	(18,388)
Accumulated other comprehensive loss	(549,201)	(533,186)
Total shareholders’ equity	55,619,652	40,973,317
Total liabilities and shareholders’ equity	$546,286,529	$429,151,539
The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008 and 2007

	2008	2007
INTEREST INCOME:
Loans, including fees	$24,288,658	$25,113,488
Securities:
Taxable	4,158,923	4,278,288
Tax-exempt	560,303	875,697
Federal funds sold and
short-term investments	112,427	101,171
Total interest income	29,120,311	30,368,644

INTEREST EXPENSE:
Deposits	10,106,856	9,636,856
Borrowings	1,556,240	1,514,907
Redeemable subordinated debentures	1,069,351	1,438,876

Total interest expense	12,732,447	12,590,639

Net interest income	16,387,864	17,778,005

PROVISION FOR LOAN LOSSES	640,000	130,000
Net interest income after provision
for loan losses	15,747,864	17,648,005

NON-INTEREST INCOME:
Service charges on deposit accounts	883,882	673,826
Gain on sales of loans	1,040,916	761,004
Income on Bank-owned life insurance	378,852	365,601
Other income	998,309	757,898
Total other income	3,301,959	2,558,329

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,426,729	7,196,552
Occupancy expense	1,802,723	1,658,820
Data processing expenses	896,724	829,037
Other operating expenses	3,924,848	2,416,859
Total other expenses	15,051,024	12,101,268
Income before income taxes	3,998,799	8,105,066

INCOME TAXES	1,239,341	2,662,284
Net income	$2,759,458	$5,442,782

NET INCOME PER SHARE
Basic	$0.66	$1.31
Diluted	$0.65	$1.29

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	4,192,731	4,168,440
Diluted	4,215,003	4,226,700
The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

					Accumulated
					Other	Total
	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Stock	Earnings	Stock	Loss	Equity

BALANCE, January 1, 2007	$-	$28,886,105	$7,010,211	$(3,545)	$(945,726)	$34,947,045

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		78,773		232,060		310,833

FAS 123R share-based compensation		107,020				107,020

Treasury Stock purchased (13,548 shares)				(246,903)		(246,903)

6% stock dividend declared December 2007		3,443,038	(3,443,038)

Comprehensive Income:
Net Income - 2007			5,442,782			5,442,782

Pension liability
net of tax benefit of $24,758					(37,231)	(37,231)

Unrealized loss on interest rate swap contract
net of tax benefit of $39,842					(59,912)	(59,912)

Unrealized gain on securities available for sale
net of tax of $240,247					509,683	509,683

Comprehensive Income						5,855,322

BALANCE, December 31, 2007	-	32,514,936	9,009,955	(18,388)	(533,186)	40,973,317

Adjustment to initially apply EITF 06-4			(329,706)			(329,706)

Proceeds from issuance of preferred stock and warrants, net	11,387,828	562,172				11,950,000

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		195,325		35,584		230,909

FAS 123R share-based compensation		122,216				122,216

Treasury Stock purchased (6,111 shares)				(70,527)		(70,527)

5% stock dividend declared December 2008		1,785,784	(1,785,784)			-

Comprehensive Income:
Net Income - 2008			2,759,458			2,759,458

Pension liability
net of tax of $23,267					33,637	33,637

Unrealized loss on interest rate swap contract
net of tax benefit of $423,906					(635,496)	(635,496)

Unrealized gain on securities available for sale
net of tax of $309,759					585,844	585,844

Comprehensive Income						2,743,443

BALANCE, December 31, 2008	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net income	$2,759,458	$5,442,782
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	640,000	130,000
Depreciation and amortization	698,807	747,647
Net amortization of premiums on securities	87,594	14,188
Gains on sales of loans held for sale	(1,040,916)	(761,004)
Originations of loans held for sale	(81,465,974)	(67,164,044)
Proceeds from sales of loans held for sale	87,126,813	71,211,985
Gain on sale of equipment	(17,301)	-
Gain on sales of other real estate owned	(14,961)	-
Income on Bank-owned life insurance	(378,852)	(365,601)
Share-based compensation expense	334,316	354,366
Deferred tax benefit	(364,651)	(204,967)
(Increase) decrease in accrued interest receivable	303,131	(260,061)
(Increase) decrease in other assets	(23,130)	211,689
Increase (decrease) in accrued interest payable	(8,085)	34,613
(Decrease) in accrued expenses and other liabilities	(299,927)	(2,331)

Net cash provided by operating activities	8,336,322	9,389,262

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(43,765,333)	(16,707,027)
Held to maturity	(21,443,565)	(7,677,917)
Proceeds from maturities and repayments
of securities -
Available for sale	26,324,998	12,704,423
Held to maturity	8,368,792	3,387,585
Net Increase in loans	(84,280,195)	(32,589,412)
Proceeds from sale of equipment	32,049	-
Capital expenditures	(219,129)	(446,698)
Additional investment in other real estate owned	(2,104,284)	-
Proceeds from sales of other real estate owned	2,172,617	-
Cash consideration paid to acquire branch	-	(747,330)
Cash and cash equivalents acquired from branch	-	19,514,239

Net cash used in investing activities	(114,914,050)	(22,562,137)

FINANCING ACTIVITIES:

Stock compensation tax benefit	-	(43,472)
Exercise of stock options and issuance of Treasury Stock	230,909	310,833
Purchase of Treasury Stock	(70,527)	(246,903)
Net increase (decrease) in demand, savings and time deposits	85,352,363	(2,906,293)
Net increase in short-term borrowings	15,900,000	18,400,000
Proceeds from issuance of preferred stock	11,950,000	-
Repayment of redeemable subordinated debentures	-	(5,155,000)

Net cash provided by financing activities	113,362,745	10,359,165

Increase (decrease) in cash and cash equivalents	6,785,017	(2,813,710)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	7,548,102	10,361,812

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$14,333,119	$7,548,102

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$12,740,532	$12,052,481
Income taxes	2,380,200	2,421,600
Non-cash investing activities
Real estate acquired in full satisfaction of loans
in foreclosure	$1,389,181	$2,960,727

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2008, over 82% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 8% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 8% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate.  The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive assets compared to the generally longer duration of interest-sensitive liabilities.  In a volatile rate environment, assets will re-price faster than liabilities, thereby affecting net interest income.  For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Investment Securities

Investment Securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at estimated market value, except for restricted stock of the Federal Home Loan Bank of New York and Atlantic Central Banker Bank, which are carried at cost.  Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

Individual securities are considered impaired when fair value is less than amortized cost.  Management evaluates on a quarterly basis whether any securities are other-than-temporarily impaired.  In making this determination, we consider the extent and duration for the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value.  If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations. At December 31, 2008 and 2007, the Company had no unrecognized losses as a result of impairment of investment securities that were considered other-than-temporary.

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  The Bank’s investment in the restricted stock of the Federal Home Loan Bank of New York, while included in investment securities available for sale, is carried at cost.

Management evaluates the FHLB restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.

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

Loans And Loans Held For Sale

Loans that management intends to hold to maturity are stated at the principal amount outstanding, net of unearned income.  Unearned income is recognized over the lives of the respective loans, principally using the effective interest method.  Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations.  When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired.  Smaller balance homogenous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are excluded from consideration for impairment.  Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying fair value of collateral for collateral dependent loans.  When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured.  Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible.  Loans held for sale are carried at the aggregate lower of cost or market value.  Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold.

The Bank accounts for its transfers and servicing of financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Bank originates mortgages under a definitive plan to sell those loans with servicing generally released.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value.  Gains and losses on sales are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”.  This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $3,946,649 and $5,546,723 at December 31, 2008 and 2007, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2008.  The current amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2008 and 2007.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve available for losses or expected losses on extensions of credit.  Management maintains the allowance for loan losses at a level that is considered adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the portfolio.  Additions to the allowance are made by charges to the provision for loan losses.  The evaluation considers a complete review of the following specific factors:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the portfolio.  Additionally, current economic conditions and local real estate market conditions are considered.

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated.  Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and industry historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The Bank accounts for impairment of long lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.  The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2008 and 2007.

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

Income Taxes

There are two components of income tax expense: current and deferred.  Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period.  Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely.  If management determines that the Company may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax expense or benefit is recognized for the change in deferred tax liabilities.

Other Real Estate Owned

Other real estate owned is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extend that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  The Company calculates the fair value using a combination of the following valuation methods:  dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determines.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 2 – Acquisition and Note 9 – Goodwill and Other Intangibles for additional information.

Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) adopted at January 1, 2006 under the modified prospective application method of transition.  The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with SFAS 123R, the Company estimates the number of options for which the requisite service is expected to be rendered.  Prior to January, 2006, the Company followed SFAS 123 and Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.  See Note 16 – Stock-Based compensation for additional information.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements (“EITF 06-04”).  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-retirement benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $329,706 as a reduction of retained earnings effective January 1, 2008.  Total compensation expense for 2008 was increased by $16,120 as a result of the adoption of EITF 06-4.

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

Earnings Per Share

Basic net income per common share is calculated by dividing net income, less Preferred Stock Series B dividends, by the weighted average number of shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options and unvested restricted stock awards, using the treasury stock method.  All share information has been restated for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.  For 2008, dividends on the Preferred Stock Series B were immaterial and were not included in income available for common shareholders or basic and diluted net income per common share.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations:

	Year Ended December 31, 2008
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common shareholders	$2,759,458	4,192,731	$0.66

Effect of dilutive securities
Options, Grants and Warrants	-	22,272	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,759,458	4,215,003	$0.65

For the year ended December 31, 2008, 89,719 options were anti-dilutive and were not included in the computation of diluted earnings per share.

	Year Ended December 31, 2007
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$5,442,782	4,168,440	$1.31

Effect of dilutive securities
Options and Grants	-	58,260	(0.02)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$5,442,782	4,226,700	$1.29

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2008 and 2007.

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

In June 2008, the FASB issued FASB Staff Position, (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested.  FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years.  The Company is currently assessing the impact of this standard on its financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.   The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

2.           Acquisition of Unaffiliated Branch

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

In addition, the Bank recorded goodwill of $472,726 and a deposit intangible asset of $274,604.

3.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$22,802,334	$415,626	$0	$23,217,960
Collateralized mortgage obligations	7,014,272	16,792	(253,432)	6,777,632
Mortgage backed securities	54,727,033	1,930,299	(594)	56,656,738
Obligations of State and
Political subdivisions	2,868,049	6,872	(16,234)	2,858,687
Corporate debt securities	2,454,969	0	(1,173,163)	1,281,806
Restricted stock	2,659,200	0	0	2,659,200
Mutual fund	25,000	0	0	25,000

	$92,550,857	$2,369,589	$(1,443,423)	$93,477,023

Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government sponsored corporations and agencies	$10,000,000	$193,800	$0	$10,193,800
Collateralized mortgage obligations	8,727,315	49,897	(9,675)	8,767,537
Mortgage backed securities	3,794,931	33,007	(212)	3,827,726
Obligations of State and
Political subdivisions	10,516,726	75,515	(93,502)	10,498,739
Corporate debt securities	3,511,605	0	(659,028)	2,852,577

	$36,550,577	$352,219	$(762,417)	$36,140,379

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$21,455,563	$315,075	$(14,043)	$21,756,595
Collateralized mortgage obligations	8,106,154	2,170	(407,560)	7,700,764
Mortgage backed securities	37,769,517	457,725	(57,365)	38,169,877
Obligations of State and
Political subdivisions	3,446,517	14,778	(7,713)	3,453,582
Corporate debt securities	2,451,122	0	(272,504)	2,178,618
Restricted stock	1,907,701	0	0	1,907,701
Mutual fund	25,000	0	0	25,000

	$75,161,574	$789,748	$(759,185)	$75,192,137

Held to maturity-
Mortgage backed securities	$4,502,574	$2,132	$(121,197)	$4,383,509
Obligations of State and
Political subdivisions	18,013,721	142,232	(4,718)	18,151,235
Corporate debt securities	996,051	0	(119,526)	876,525

	$23,512,346	$144,364	$(245,441)	$23,411,269

Restricted stock at December 31, 2008 consists of $2,644,200 of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$6,094,198	$6,144,721	3.83%
Due after one year through five years	17,656,903	17,974,754	4.21%
Due after five years through ten years	13,032,530	13,242,004	4.96%
Due after ten years	55,767,226	56,115,544	5.38%

Total	$92,550,857	$93,477,023	5.00%

Held to maturity-
Due in one year or less	$10,955,710	$11,155,504	3.45%
Due after one year through five years	4,535,579	4,521,258	4.72%
Due after five years through ten years	5,817,643	5,804,321	5.66%
Due after ten years	15,241,645	14,659,296	4.03%

Total	$36,550,577	$36,140,379	4.20%
* computed on a tax equivalent basis.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

2008		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	18	$3,283,040	($15,797)	$5,245,569	($247,310)	$8,528,609	($263,107)

Mortgage backed securities	3	283,264	(806)	0	0	283,264	(806)

Obligations of State and Political Subdivisions	16	5,551,850	(109,736)	0	0	5,551,850	(109,736)

Corporate debt securities	8	2,001,805	(23,856)	1,628,794	(1,808,335)	3,630,599	(1,832,191)

Total temporarily impaired securities	45	$11,119,959	($150,195)	$6,874,363	($2,055,645)	$17,994,322	($2,205,840)

2007		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	25	$1,491,803	($33,117)	$9,418,035	($388,486)	$10,909,838	($421,603)

Mortgage backed securities	15	4,278,329	(121,197)	5,230,207	(57,365)	9,508,536	(178,562)

Obligations of State and Political Subdivisions	16	0	0	3,260,125	(12,431)	3,260,125	(12,431)

Corporate debt securities	5	2,596,788	(354,198)	458,355	(37,832)	3,055,143	(392,030)

Total temporarily impaired securities	61	$8,366,920	($508,512)	$18,366,722	($496,114)	$26,733,642	($1,004,626)

Collateralized mortgage obligations:  The unrealized losses on investments in these securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

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

Obligations of State and Political Subdivisions:  The unrealized losses or investments in these securities were caused by interest rate increases.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Corporate debt securities:  The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027, all but one of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to changes in interest rates and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company recorded no gains or losses on sales of securities available for sale in 2008 and 2007.

As of December 31, 2008 and 2007, securities having a book value of $31,844,825 and $50,917,850, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

4.           Loans and Loans Held for Sale

Loans are as follows:

	2008	2007

Commercial business	$57,528,879	$57,232,295
Commercial real estate	90,904,418	77,896,347
Mortgage warehouse lines	106,000,231	-
Construction loans	94,163,997	132,735,920
Residential real estate loans	11,078,402	10,088,515
Loans to individuals	16,797,194	16,324,817
Deferred loan fees	647,673	302,818
All other loans	227,622	180,006
	$377,348,416	$294,760,718

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $5,702,082 at December 31, 2008 and $10,322,005 at December 31, 2007.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2008 and 2007 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2008 and 2007.

5.           Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2008	2007
Balance, beginning of year	$3,348,080	$3,228,360
Provision charged to operations	640,000	130,000
Loans charged off	(303,376)	(90,983)
Recoveries of loans charged off	3,060	80,703
Balance, end of year	$3,684,764	$3,348,080

The amount of loans which were not accruing interest amounted to $3,351,777 and $2,036,858 at December 31, 2008 and 2007, respectively.  Impaired loans totaled $3,351,777 and $3,304,510 at December 31, 2008 and 2007, respectively.  There were specific valuation allowances of $485,339 on $1,913,012 of impaired loans at December 31, 2008 and $400,876 of specific valuation allowances on $2,211,103 of impaired loans at December 31, 2007.  There were no loans 90 days or more past due and still accruing interest at December 31, 2008 or December 31, 2007.

Additional income before taxes amounting to $314,675 and $129,967 would have been recognized in 2008 and 2007, respectively, if interest on all loans had been recorded based upon original contract terms.  No interest was recognized on non-accrual loans in 2008 or 2007.  The average recorded investment in impaired loans for the years ended December 31, 2008 and 2007 was approximately $2,231,205 and $899,014, respectively.

6.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2008 and 2007 is as follows:

	2008	2007
Balance, beginning of year	$3,856,430	$5,124,060
Loans granted	1,996,042	140,000
Repayments of loans	(1,479,459)	(1,407,630)

Balance, end of year	$4,373,013	$3,856,430

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2008 and 2007.

7.           Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2008	2007
Land		$241,784	$241,784
Building	40 Years	735,579	735,579
Leasehold improvements	10 Years	2,225,660	2,187,879
Furniture and equipment	3 – 15 Years	2,709,525	2,634,361
		5,912,548	5,799,603

Less Accumulated depreciation		(3,610,059)	(3,039,400)
		$2,302,489	$2,760,203

Depreciation expense was $662,095 and $720,113 for the years ended December 31, 2008 and 2007, respectively.

8.           Other Real Estate Owned (“OREO”)

The Bank held three properties valued at $4,296,536 at December 31, 2008 and one property valued at $2,960,727 at December 31, 2007.  The Company did not incur any write downs on OREO properties during the years ended December 31, 2008 and 2007.  There was no impairment on these properties at December 31, 2008 or 2007, respectively.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  OREO expenses amounted to $136,648 and $11,871 for the years ended December 31, 2008 and 2007, respectively.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

	2008	2007
Goodwill	$472,726	$472,726
Core deposits intangible	210,358	247,070
Total	$683,084	$719,796

Amortization expense of intangible assets was $36,712 and $27,534 for the year ended December 31, 2008 and 2007, respectively.

Scheduled amortization of the core deposits intangible for each of the next five years and thereafter is as follows:

2009	$36,712
2010	36,712
2011	36,712
2012	36,712
2013	36,712
Thereafter	26,798

10.           Deposits

Deposits consist of the following:

	2008	2007
Demand
Non-interest bearing	$71,772,486	$59,055,803
Interest bearing	82,842,413	86,168,444
Savings	83,410,405	62,094,432
Time	176,659,427	122,013,689
	$414,684,731	$329,332,368

At December 31, 2008, time deposits have contractual maturities as follows:

Year	Amount
2009	$165,671,370
2010	5,864,498
2011	3,056,083
2012	1,388,641
2013	678,835
$176,659,427

Individual time deposits $100,000 or greater amounted to $97,752,068 and $53,855,542 at December 31, 2008 and 2007, respectively.  As of December 31, 2008, time certificates of deposit in amounts of $100,000 or more have remaining maturity time as follows:

Maturity Range	Amount
Three months or less	$54,745,731
Over three months through six months	14,886,374
Over six months through twelve months	23,174,101
Over twelve months	4,945,862
$97,752,068

11.           Borrowings

The balance of borrowings was $51,500,000 at December 31, 2008, consisting of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.  The balance of borrowings was $35,600,000 at December 31, 2007 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $5,100,000.

At December 31, 2008, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 and a One Month Overnight Repricing Line of Credit of $47,534,000.  Each of these established credit lines were effective on August 1, 2008 and expire on July 31, 2009 at which time they will be subject to review and renewal.  Advances issued under these programs are subject to FHLB stock level and collateral requirements.  Pricing of these advances may fluctuate based on existing market conditions.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2009 at which time it will be subject to review and renewal.

The Bank has five ten-year fixed rate convertible advances from the FHLB that total $25,500,000 in the aggregate.  These advances, in the amounts of $3,000,000, $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.82%, 5.50%, 5.34%, 5.06% and 4.08%, respectively.  The Bank has one two-year advance in the amount of $5,000,000 that bears interest at a 3.833% rate.  These advances are convertible quarterly at the option of the FHLB.  These advances are fully secured by marketable securities.

The FHLB advances mature as follows:

2008
2009	$8,000,000
2010	12,500,000
2011	-
2012	-
2013	-
Thereafter	10,000,000
$30,500,000

These callable advances have original maturity dates of ten years and call dates of one year to five years.  After the original call period expires, the borrowings are callable quarterly.  Due to the call provisions, expected maturities could differ from contractual maturities.

12.           Redeemable Subordinated Debentures

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

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

Effective April 22, 2007, the Company redeemed of all of the Trust I Subordinated Debentures.  The redemption price was 100% of the aggregate $5,155,000 principal amount of the Subordinated Debentures, plus approximately $236,882 of accrued interest thereon through the redemption date.  As a result of the redemption of the Subordinated Debentures, a like amount of capital securities issued by 1st Constitution Capital Trust I will also be redeemed under the same terms and conditions.  This redemption does not impact the Capital Securities issued by the Company’s wholly-owned subsidiary 1st Constitution Capital Trust II on May 30, 2006.

13.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2008	2007
Federal-
Current	$1,322,618	$2,464,723
Deferred	(282,481)	(192,456)
	1,040,137	2,272,267
State-
Current	281,374	446,000
Deferred	(82,170)	(55,983)
	199,204	390,017
	$1,239,341	$2,662,284

A comparison of income tax expense at the Federal statutory rate in 2008 and 2007 to the Company’s provision for income taxes is as follows:

	2008	2007

Federal income tax	$1,359,592	$2,755,722
Add (deduct) effect of:
State income taxes net of federal income tax effect	131,475	256,015
Tax-exempt interest income	(190,503)	(297,737)
Bank-owned life insurance	(128,809)	(124,304)
Other items, net	67,586	72,588
Provision for income taxes	$1,239,341	$2,662,284

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Deferred tax assets (liabilities):
Allowance for loan losses	$1,471,694	$1,337,223
Employee benefits	95,861	85,670
Unrealized gain on securities available for sale	(322,639)	(12,880)
SERP Liability	1,216,250	1,018,988
Unrealized loss on interest rate swap	463,748	39,842
Other	(94,414)	(94,415)
Net deferred tax assets	$2,830,500	$2,374,428

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

14.           Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss and their related income tax effects are as follows:

	December 31, 2008	December 31, 2007
Unrealized holding gains on securities available for sale	$926,166	$30,563
Related income tax effect	(322,639)	(12,880)
	603,527	17,683

Unrealized holding loss interest rate swap contract	(1,159,156)	(99,754)
Related income tax effect	463,748	39,842
	(695,408)	(59,912)

Pension Liability	(761,439)	(818,343)
Related income tax effect	304,119	327,386
	(457,320)	(490,957)

Accumulated other comprehensive loss	$(549,201)	$(533,186)

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders equity were as follows:

	Net Unrealized Gains (Losses) On Available for Sale Securities	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	($492,000)	$ -	($453,726)	($945,726)

Net Change	509,683	(59,912)	(37,231)	412,540

Balance, December 31, 2007	17,683	(59,912)	(490,957)	(533,186)

Net Change	585,844	(635,496)	33,637	(16,015)

Balance, December 31, 2008	$603,527	($695,408)	($457,320)	($549,201)

15.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation.  Under the plan, the Bank provided a matching contribution of 50% in 2008 and 2007 up to 6% of base compensation.  Employer contributions to the plan amounted to $124,396 in 2008, and $105,621 in 2007.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2008 and 2007 is approximately $3,045,192 and $2,551,295, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Compensation expense of $550,800 and $483,019 is included in the accompanying consolidated statement of income for the years ended December 31, 2008 and 2007, respectively.

In connection with the benefit plans, the Bank purchased $6.0 million in life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $9.9 million and $9.5 million as of December 31, 2008 and 2007, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2008	2007
Change in Benefit Obligation
Liability for pension, beginning	$2,551,295	$2,006,288
Service cost	230,546	227,165
Interest cost	159,320	131,555
Actuarial loss	104,032	186,288
Liability for pension, ending	$3,045,192	$2,551,295

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(3,045,192)	$(2,551,295)
Net actuarial loss included in accumulated other comprehensive income	355,265	312,736
Prior service cost included in accumulated other comprehensive income	406,174	505,607
Net recognized pension expense	$(2,283,753)	$(1,732,952)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,045,192	$2,551,295
Accumulated benefit obligation	2,754,427	2,221,495

Components of Net Periodic Benefit Cost	2008	2007
Service cost	$230,546	$227,165
Interest cost	159,320	131,555
Amortization of prior service cost	99,432	99,432
Recognized net actuarial gain	61,502	24,867
Net periodic benefit expense	$550,800	$483,019

The net periodic benefit cost for the year ended December 31, 2009 is projected to be $649,987.

During the year ended December 31, 2009, actuarial losses and prior service cost of $87,000 and $99,000, respectively, are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2008	2007
Discount Rate	6.00%	6.00%
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments
2009	$38,350
2010	$297,123
2011	$297,123
2012	$297,123
2013	$355,522
2014-2018	$1,907,844

16.           Share Based Compensation

Share-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach.  The Company establishes fair value for its equity awards to determine its cost and recognized the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.  Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as adopted prospectively on January 1, 2003 and in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

The Company’s Stock Plans authorize the issuance of an aggregate of 1,119,022 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2008, there were 349,236 shares of common stock (as adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record on January 20, 2009) issuable upon exercise of options or available for stock awards that remain available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to stock options was $122,216 and $107,020 for the years ended December 31, 2008 and 2007, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2008 and 2007 (as adjusted to reflect the 5% stock dividend declared in December 2008) are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	147,863	$9.50
Granted	17,808	13.35
Exercised	(991)	2.96
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2007	164,680	9.92	5.3	$876,204
Granted	-	-
Exercised	(639)	3.24
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	164,041	$9.92	4.3	$342,658

Exercisable at December 31, 2008	141,955	$9.16	3.7	$342,658

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2008 and 2007 was $2,955 and $13,357, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2008:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$3.33 to $6.91	74,322	1.2	$5.01	74,322	1.2	$5.01
$9.67 to $10.76	18,682	4.5	$10.24	18,682	4.5	$10.24
$13.05 to $16.74	71,037	7.4	$14.97	48,951	7.1	$15.06
	164,041	4.3	$9.92	141,955	3.7	$9.16

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the year ended December 31, 2007 are as follows:

Fair value of options granted	$5.71
Risk-free rate of return	3.69%
Expected option life in years	7
Expected volatility	26.60%
Expected dividends (1)	-

(1) To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2008, there was approximately $133,792 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2008 and 2007 (as adjusted to reflect the 5% stock dividend declared in December 2008):

Nonvested Shares	Number of Shares	Average Grant-Date Fair Value
Nonvested at January 1, 2007	47,613	$14.41
Granted	20,980	14.01
Vested	(18,200)	13.70
Forfeited	-	-
Nonvested at December 31, 2007	50,393	14.62
Granted	-	-
Vested	(19,923)	14.35
Forfeited	-	-
Nonvested at December 31, 2008	30,470	$14.80

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares vest over a four year service period with compensation expense recognized on a straight-line respectively.

Stock based compensation expense related to stock grants was $212,100 and $247,346 for the year ended December 31, 2008 and 2007.

As of December 31, 2008, there was approximately $340,835 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

17.           Commitments and Contingencies

As of December 31, 2008, future minimum rental payments under non-cancelable operating leases are as follows:

2009	$899,100
2010	933,599
2011	763,710
2012	789,660
2013	790,418
Thereafter	2,284,354
$6,460,841

Rent expense aggregated $846,166, and $772,439 for the years ended December 31, 2008 and 2007, respectively.

Commitments With Off-Balance Sheet Risk

The consolidated balance sheet does not reflect various commitments relating to financial instruments which are used in the normal course of business.  Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company’s financial position.  These instruments include commitments to extend credit and letters of credit.  These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.  As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Bank generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments. Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $180,965,000 and $114,175,000 to its borrowers as of December 31, 2008 and December 31, 2007, respectively.

The Bank issues financial standby letters of credit that are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $3,946,649 at December 31, 2008 and $5,546,723 at December 31, 2007.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $5.7 million at December 31, 2008 and $10.3 million at December 31, 2007.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2008 and 2007.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Equipment expense	$626,467	$485,792
Marketing	246,879	106,822
Regulatory, professional and other consulting fees	861,006	296,667
Office expense	649,461	572,293
FDIC deposit insurance	196,072	38,422
Directors’ fees	108,000	100,375
Other real estate owned expenses	136,648	11,871
All other expenses	1,100,315	804,577
	$3,924,848	$2,416,859

19.           Regulatory Requirements

The Company and the  Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category. Certain bank regulatory limitations exist on the availability of Bank assets available for the payment of dividends without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2008 and 2007 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008 -
Company
Total Capital (to Risk Weighted Assets)	$76,475,124	17.90%	$34,184,717	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	72,790,360	17.03%	17,092,359	>4%	N/A	N/A
Tier I Capital (to Average Assets)	72,790,360	14.05%	20,715,932	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$75,316,536	17.67%	$34,096,080	>8%	$42,620,100	>10%
Tier I Capital (to Risk Weighted Assets)	71,631,772	16.81%	17,048,040	>4%	25,572,060	>6%
Tier I Capital (to Average Assets)	71,631,772	13.88%	20,636,440	>4%	25,795,550	>5%

As of December 31, 2007
Company
Total Capital (to Risk Weighted Assets)	$62,006,573	17.75%	$27,949,600	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	54,437,463	15.58%	13,974,800	>4%	N/A	N/A
Tier I Capital (to Average Assets)	54,437,463	12.66%	17,196,222	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$59,961,320	17.16%	$27,949,600	>8%	$34,937,000	>10%
Tier I Capital (to Risk Weighted Assets)	56,613,240	16.20%	13,974,800	>4%	20,962,200	>6%
Tier I Capital (to Average Assets)	56,613,240	13.20%	17,152,520	>4%	21,440,650	>5%

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

In the event the Company defers payments on the junior subordinated debentures used to fund payments to be made pursuant to the terms of  the Capital Securities, the Company would be unable to pay cash dividends on its common stock until the deferred payments are made.  In addition to the junior subordinated debenture restrictions on common stock dividends, the dividend rights of the Company’s common stockholders are qualified by and subject to the terms of the Preferred Stock Series B (see discussion below under Footnote 20, Shareholders’ Equity).

20.           Shareholders’ Equity

On December 23, 2008, pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009, the shares of common stock initially underlying the warrant were adjusted to 210,233 shares and the initial exercise price was adjusted to $8.562 per share.

The Preferred Stock Series B pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The warrant is immediately exercisable and expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $12,000,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares. In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

The Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which among other things restricts the payment of cash dividends or making other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury with certain exceptions without approval of the Treasury and the Company is prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B have been declared and either paid in full or set aside with certain limited exceptions.

In addition, EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives.  The American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”) contains further limitations on the payment of compensation to certain executives of the Company or the Bank, the claw back of certain compensation paid to certain executives of the Company or the Bank and imposes new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank  holding company should eliminate or defer or severely limit dividends including for example when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

The Company’s Preferred Stock Series B and the warrant issued under the TARP CCP qualify and are accounted for as permanent equity on the Company’s balance sheet.  Of the $12 million in issuance proceeds, $11.4 million and $0.6 million were allocated to the Preferred Stock Series B and the warrant, respectively, based upon their estimated relative fair values as of December 23, 2008.  The resulting discount of $0.6 million recorded for the Preferred Stock Series B is being accreted by a charge to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Company within that timeframe.  Offering costs of $50,000 were incurred resulting in net proceeds of $11,950,000.

In July, 2005, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5%, or 195,076 shares, adjusted for stock dividends, of its common shares.  The Company established this repurchase program in order to increase shareholder value.  During the year ended December 31, 2008, the Company repurchased 6,417 shares, as adjusted for subsequent stock dividends, for an aggregate price of approximately $70,527.

21.           Fair Value Disclosures

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157 and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 Inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$-	$93,477,023	$-	$93,477,023
Derivative liabilities	-	(1,159,156)	-	(1,159,156)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2008 consist of impaired loans as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired Loans	$-	$-	$1,427,673	$1,427,673

Impaired loans measured at fair value at December 31, 2008, and included in the above table, consisted of eleven loans having a principal balance of $1,913,012 and specific loan loss allowances of $485,339.

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

The following is a summary of fair value versus the carrying value of financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.

Estimated fair values have been determined by using the best available data and an estimation methodology suitable for each category of financial instruments.  Financial instruments, such as securities available for sale and securities held to maturity, actively traded in the secondary market have been valued using available market prices.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.  Other borrowings are valued on a discounted cash flow method utilizing current market rates for instruments of similar remaining terms.

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities.  For those loans and deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$14,433,119	$14,433,119	$7,548,102	$7,548,102
Securities available for sale	93,477,023	93,477,023	75,192,137	75,192,137
Securities held to maturity	36,550,557	36,140,379	23,512,346	23,411,269
Loans held for sale	5,702,082	5,702,082	10,322,005	10,321,000
Gross loans	377,348,416	382,020,000	294,760,718	294,845,000
Accrued interest receivable	2,192,601	2,192,601	2,495,732	2,495,732
Deposits	(414,684,731)	(416,809,000)	(329,332,368)	(329,561,000)
Other borrowings	(51,500,000)	(54,486,000)	(35,600,000)	(36,630,000)
Redeemable subordinated debentures	(18,557,000)	(18,583,000)	(18,557,000)	(18,557,013)
Interest rate swap contract	(1,159,156)	(1,159,156)	(99,754)	(99,754)
Accrued interest payable	(1,984,102)	(1,984,102)	(1,992,187)	(1,992,187)

Loan commitments and standby letters of credit as of December 31, 2008 and 2007 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

22.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED STATEMENTS OF CONDITION
	December 31, 2008	December 31, 2007
Assets:
Cash	$658,093	$938,826
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	71,898,891	56,927,524
Other assets	1,062,668	1,106,427
Total Assets	$74,176,652	$59,529,777

Liabilities And Shareholders’ Equity
Subordinated debentures	18,557,000	18,557,000
Shareholders’ equity	55,619,652	40,972,777
Total Liabilities and Shareholder’s Equity	$74,176,652	$59,529,777

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2008	2007
Income:
Interest	$36,347	$76,123
Total Income	36,347	76,123

Expense:
Interest	1,096,756	1,483,399
Other	0	11,481
Total Expense	1,096,756	1,494,880

Loss before income taxes and equity in undistributed income of Subsidiaries	(1,060,409)	(1,418,757)
Federal income tax benefit	(352,152)	(432,258)

Loss before equity in undistributed income of subsidiaries	(708,257)	(986,499)
Equity in undistributed income of subsidiaries	3,467,715	6,429,281
Net Income	$2,759,458	$5,442,782

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2008	2007
Operating Activities:
Net Income	$2,759,458	$5,442,782
Adjustments:
Decrease in investment securities available for sale	0	155,000
(Increase) decrease in other assets	43,760	(587,772)
Equity in undistributed income of subsidiaries	(3,467,715)	(6,429,281)
Net cash used in operating activities	(664,497)	(1,419,271)

Investing Activities:
Investment in subsidiaries	(12,000,000)	0
Repayment of investments in subsidiaries	273,382	0
Net cash (used in) provided by investing activities	(11,726,618)	0

Financing Activities:
Issuance of common stock, net	230,909	310,833
Purchase of treasury stock	(70,527)	(246,903)
Issuance of preferred stock and warrants, net	11,950,000	0
Repayments of subordinated debentures	0	(5,155,000)
Net cash provided by (used in) financing activities	12,110,382	(5,091,070)

Net decrease in cash	(280,733)	(6,510,341)
Cash as of beginning of year	938,826	7,449,167
Cash as of end of year	$658,093	$938,826

23.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2008
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,371,872	$7,389,253	$7,192,130	$7,167,056
Interest expense	3,185,601	3,201,563	3,181,357	3,163,926
Net interest income	4,186,271	4,187,690	4,010,773	4,003,130
Provision for loan losses	105,000	175,000	195,000	165,000
Net interest income after provision
for loan losses	4,081,271	4,012,690	3,815,773	3,838,130
Non-interest income	734,467	976,211	804,904	786,377
Non-interest expense	4,091,269	3,928,263	3,617,142	3,414,350
Income before income taxes	724,469	1,060,638	1,003,535	1,210,157
Income taxes	267,448	278,244	285,689	407,960
Net income	$457,021	$782,394	$717,846	$802,197

Net income per share :
Basic	$0.11	$0.19	$0.17	$0.19
Diluted	$0.11	$0.18	$0.17	$0.19

	2007
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,708,264	$7,825,738	$7,445,478	$7,389,164
Interest expense	3,220,991	3,307,196	3,130,961	2,931,491
Net interest income	4,487,273	4,518,542	4,314,517	4,457,673
Provision for loan losses	30,000	30,000	30,000	40,000
Net interest income after provision
For loan losses	4,457,273	4,488,542	4,284,517	4,417,673
Non-interest income	620,459	645,706	648,423	643,741
Non-interest expense	3,140,326	3,011,371	2,875,337	3,074,224
Income before income taxes	1,937,406	2,122,877	2,057,603	1,987,190
Income taxes	674,337	687,147	639,504	661,296
Net income	$1,263,069	$1,435,730	$1,418,099	$1,325,894

Net income per share :
Basic	$0.30	$0.34	$0.34	$0.31
Diluted	$0.30	$0.34	$0.33	$0.31

24.           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At December 31, 2008 and December 31, 2007 the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Trust Preferred Securities	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million in pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at December 31, 2008 and 2007 was ($1,159,156) and ($99,754), respectively, and was recorded in other liabilities in the consolidated balance sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 27, 2009	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 27, 2009
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 27, 2009
Charles S. Crow, III /s/ DAVID C. REED	Director	March 27, 2009
David C. Reed /s/ WILLIAM M. RUE	Director	March 27, 2009
William M. Rue /s/ FRANK E. WALSH, III	Director	March 27, 2009
Frank E. Walsh, III /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 27, 2009
Joseph M. Reardon	(Principal Accounting and Financial Officer)