Form 10-Q
period 2009-03-31
1ST CONSTITUTION BANCORP
filed 2009-05-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 11, 2009, there were 4,271,314 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	(unaudited) as of March 31, 2009
	and December 31, 2008	1

	Consolidated Statements of Income
	(unaudited) for the Three Months Ended
	March 31, 2009 and March 31, 2008	2

	Consolidated Statements of Changes in Shareholders’ Equity
	(unaudited) for the Three Months Ended
	March 31, 2009 and March 31, 2008	3

	Consolidated Statements of Cash Flows
	(unaudited) for the Three Months Ended
	March 31, 2009 and March 31, 2008	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	March 31, 2009	December 31, 2008
ASSETS
CASH AND DUE FROM BANKS	$25,743,159	$14,321,777

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,363	11,342

Total cash and cash equivalents	25,754,522	14,333,119

INVESTMENT SECURITIES:
Available for sale, at fair value	82,117,870	93,477,023
Held to maturity (fair value of $36,565,268 and $36,140,379 at March 31, 2009 and December 31, 2008, respectively)	37,130,942	36,550,577

Total investment securities	119,248,812	130,027,600

LOANS HELD FOR SALE	12,754,158	5,702,082

LOANS	409,611,983	377,348,416
Less- Allowance for loan losses	(4,130,264)	(3,684,764)

Net loans	405,481,719	373,663,652

PREMISES AND EQUIPMENT, net	2,149,840	2,302,489

ACCRUED INTEREST RECEIVABLE	2,058,861	2,192,601

BANK-OWNED LIFE INSURANCE	10,020,226	9,929,204

OTHER REAL ESTATE OWNED	4,326,211	4,296,536

OTHER ASSETS	5,149,505	3,839,246

Total assets	$586,943,854	$546,286,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$73,741,909	$71,772,486
Interest bearing	400,905,516	342,912,245

Total deposits	474,647,425	414,684,731

BORROWINGS	30,500,000	51,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,893,017	1,984,102
ACCRUED EXPENSES AND OTHER LIABILITIES	5,159,512	3,941,044

Total liabilities	530,756,954	490,666,877

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding at March 31, 2009 and December 31, 2008	11,392,312	11,387,828

Common stock, no par value; 30,000,000 shares authorized; 4,226,943 and 4,204,202 shares issued and 4,222,960 and 4,198,871 shares outstanding at March 31, 2009 and December 31, 2008, respectively	35,175,365	35,180,433
Retained earnings	9,941,963	9,653,923
Treasury Stock, at cost, 3,983 and 5,331 shares at March 31, 2009 and December 31, 2008, respectively	(31,408)	(53,331)
Accumulated other comprehensive loss	(291,332)	(549,201)

Total shareholders’ equity	56,186,900	55,619,652

Total liabilities and shareholders’ equity	$586,943,854	$546,286,529
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME:
Loans, including fees	$6,039,601	$6,009,100
Securities:
Taxable	1,237,655	975,401
Tax-exempt	128,555	145,599
Federal funds sold and short-term investments	8,594	36,956

Total interest income	7,414,405	7,167,056

INTEREST EXPENSE:
Deposits	2,584,951	2,538,093
Securities sold under agreements to repurchase and other borrowed funds	363,230	376,027
Redeemable subordinated debentures	266,235	249,806
Total interest expense	3,214,416	3,163,926
Net interest income	4,199,989	4,003,130

PROVISION FOR LOAN LOSSES	463,000	165,000
Net interest income after provision for loan losses	3,736,989	3,838,130

NON-INTEREST INCOME:
Service charges on deposit accounts	238,519	185,888
Gain on sales of loans	272,193	310,044
Income on Bank-owned life insurance	91,022	91,827
Other income	245,318	198,618

Total non-interest income	847,052	786,377

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,227,329	1,978,061
Occupancy expense	452,665	432,015
Data processing expenses	259,683	211,781
Other operating expenses	1,080,936	792,493
Total non-interest expenses	4,020,613	3,414,350

Income before income taxes	563,428	1,210,157
Income taxes	86,738	407,960
Net income	476,690	802,197
Dividends on preferred stock and accretion	188,650	-
Net income available to common shareholders	$288,040	$802,197

NET INCOME PER COMMON SHARE:
Basic	$0.07	$0.19
Diluted	$0.07	$0.19

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, January 1, 2008	$-	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

Adoption of EITF 06-4			(329,706)			(329,706)
FAS 123R share-based compensation		32,113				32,113
Treasury stock, shares acquired at cost (1,721 shares)				(28,195)		(28,195)
Comprehensive Income:
Net Income for the three months ended March 31, 2008			802,197			802,197
Unrealized gain on securities available for sale, net of tax					634,517	634,517
Unrealized loss on interest rate swap contract net of tax benefit					(436,418)	(436,418)
Comprehensive Income						1,000,296
Balance, March 31, 2008	$-	$32,547,049	$9,482,446	$(46,583)	$(335,087)	$41,647,825

Balance, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652
FAS 123R share-based compensation		19,445				19,445
Treasury stock, shares acquired at cost (5,935 shares)				(36,382)		(36,382)
Exercise of stock options (7,283 shares)		(24,513)		58,305		33,792
Dividends accrued on preferred stock			(161,666)			(161,666)
Preferred stock issuance costs	(22,500)					(22,500)
Accretion of discount on preferred stock	26,984		(26,984)

Comprehensive Income:
Net Income for the three months ended March 31, 2009			476,690			476,690
Pension liability, net of tax					29,687	29,687
Unrealized gain on securities for sale net of tax					210,536	210,536
Unrealized gain on interest rate swap contract net of tax					17,646	17,646

Comprehensive Income						734,559

BALANCE, March 31, 2009	$11,392,312	$35,175,365	$9,941,963	$(31,408)	$(291,332)	$56,186,900

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$476,690	$802,197
Adjustments to reconcile net income
to net cash used in operating activities-
Provision for loan losses	463,000	165,000
Depreciation and amortization	166,843	173,960
Net (accretion) amortization of premiums and discounts on securities	19,438	(3,229)
Gain on sales of loans held for sale	(272,193)	(310,044)
Proceeds from sales of loans held for sale	24,741,138	16,450,496
Originations of loans held for sale	(31,521,021)	(19,388,430)
Income on Bank – owned life insurance	(91,022)	(91,827)
Share-based compensation expense	71,605	32,113
Decrease in accrued interest receivable	133,740	435,125
(Increase) in other assets	(1,456,121)	(1,493,738)
(Decrease) increase in accrued interest payable	(91,085)	25,858
Increase in accrued expenses and other liabilities	1,167,289	812,440

Net cash used in operating activities	(6,191,699)	(2,390,079)

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(4,424,641)	(3,020,614)
Held to maturity	(1,619,834)	-
Proceeds from maturities and prepayments of securities -
Available for sale	16,118,915	8,128,985
Held to maturity	1,003,482	7,018,220
Net increase in loans	(33,312,594)	(49,822,652)
Additional investment in other real estate owned	(179,123)	(1,344,566)
Proceeds from sales of other real estate owned	1,180,975	-
Capital expenditures	(5,016)	(61,479)

Net cash used in investing activities	(21,237,836)	(39,102,106)

FINANCING ACTIVITIES:
Net increase in demand, savings and time deposits	59,962,694	49,377,121
Net (repayments) of borrowings	(21,000,000)	(3,800,000)
Exercise of stock options and issuance of treasury stock	33,792	-
Purchase of treasury stock	(36,382)	(28,195)
Dividend paid on preferred stock	(86,666)	-
Preferred stock issuance costs paid	(22,500)	-

Net cash provided by financing activities	38,850,938	45,548,926

Increase in cash and cash equivalents	11,421,403	4,056,741

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,333,119	7,548,102

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$25,754,522	$11,604,843

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,305,501	$3,173,981
Income taxes	-	1,051,040
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,031,527	-

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2009 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

(2)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of stock options and the vesting of unvested Stock Awards (as defined below), using the treasury stock method. All 2008 share information has been restated for the effect of a 5% stock dividend declared December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share (EPS) calculations.  Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation.

	Three Months Ended March 31, 2009
	Income	Weighted- average shares	Per share amount
Basic Earnings Per Common Share
Net income	$476,690
Preferred stock dividends and accretion	(188,650)
Income available to common shareholders	288,040	4,218,698	$0.07

Effect of dilutive securities
Stock options and unvested stock awards	-	17,242	-

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$288,040	4,235,940	$0.07

	Three Months Ended March 31, 2008
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$802,197
Preferred stock dividends and accretion	-
Income available to common shareholders	802,197	4,188,899	$0.19

Effect of dilutive securities
Stock options and unvested stock awards	-	57,680	-

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$802,197	4,246,579	$0.19

 (3)  Share-Based Compensation

Share-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach.  The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock plans authorize the issuance of an aggregate of 1,119,022 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s stock plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s common stock.  As of March 31, 2009, there were 309,756 shares of common stock (as adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record on January 20, 2009) available for Options or Stock Awards under the Company’s stock plans.

Stock-based compensation expense related to Options was $19,445 and $32,113 for the three months ended March 31, 2009 and 2008, respectively.

Option transactions under the Company’s stock plans during the three months ended March 31, 2009 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	164,041	$9.92
Options Granted	17,220	10.00
Options Exercised	(7,283)	4.64
Options Forfeited	-	-
Options Expired	-	-
Outstanding at March 31, 2009	173,978	$10.15	5.0	$84,157

Exercisable at March 31, 2009	138,116	$9.42	3.8	$84,157

The total intrinsic value (market value on date of exercise less grant price) of Options exercised during the three month period ended March 31, 2009 was $12,524.

Significant assumptions used to calculate the fair value of the Options granted for the three month period ended March 31, 2009 are as follows:

Fair value of options granted	$3.26
Risk-free rate of return	1.60%
Expected option life in years	7
Expected volatility	27.58%
Expected dividends (1)	-

(1)	To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2009, there was approximately $175,126 of unrecognized compensation costs related to non-vested stock option-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date.  Once vested, Stock Awards are irrevocable.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $50,000 and $82,950 for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the non-vested portion of Stock Awards outstanding at March 31, 2009:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2009	30,470	$14.80
Shares granted	22,260	10.00
Shares vested	-	-
Shares forfeited	-	-
Non-vested stock awards at March 31, 2009	52,730	$12.77

As of March 31, 2009, there was approximately $524,565 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

(4)  Benefit Plans

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008

Service cost	$61,094	$57,637
Interest cost	45,630	39,830
Actuarial loss recognized	21,744	15,375
Prior service cost recognized	24,858	24,858
	$153,326	$137,700

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

(5)  Comprehensive Income and Accumulated Other Comprehensive Loss

The components of other comprehensive income are as follows:

For the three months ended March 31, 2009	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net unrealized gains on available for sale securities:
Net unrealized holding losses arising during the period	$318,572	$(108,036)	$210,536

Minimum pension liability	46,600	(16,913)	29,687

Change in fair value of interest rate swap contract	29,381	(11,735)	17,646

Other comprehensive income	$394,553	$(136,684)	$257,869

For the three months ended March 31, 2008	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net unrealized gains on available for sale securities:
Net unrealized holding losses arising during the period	$961,183	$(326,666)	$634,517

Minimum pension liability	-	-	-

Change in fair value of interest rate swap contract	(726,278)	289,860	(436,418)

Other comprehensive income	$(234,905)	$36,806	$198,899

The components of Accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains On Available for Sale Securities	Fair Value of Interest Rate Swap Contract	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$603,527	$(695,408)	$(457,320)	$(549,201)

Net change	210,536	17,646	29,687	257,869

Balance, March 31, 2009	$814,063	$(677,762)	$(427,633)	$(291,332)

(6)  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.   SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements.

(7)  Fair Value Disclosures

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

In December 2007, the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157 in 2008 and began to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2009:
Securities available for sale	-	$82,117,870	-	$82,117,870
Derivative liabilities	-	(1,129,775)	-	(1,129,775)

December 31, 2008:
Securities available for sale	-	$93,477,023	-	$93,477,023
Derivative liabilities	-	(1,159,156)	-	(1,159,156)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis consist of impaired loans as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

March 31, 2009	-	-	$2,527,580	$2,527,580
December 31, 2008	-	-	$1,427,673	$1,427,673

Impaired loans measured at fair value and included in the above table consisted of 12 loans at March 31, 2009, having a principal balance of $3,259,284 and specific loan loss allowances of $731,704, and eleven loans at December 31, 2008, having a principal balance of $1,913,012 and specific loan loss allowances of $485,339.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As stated above, SFAS No. 157 is applicable to these fair value measurements beginning January 1, 2009.

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

(8)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At March 31, 2009, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly- owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Trust Preferred Securities”).  The Company issued $18,557,000 in subordinated debentures to 1st Constitution Capital Trust II.  The Company owns all of the $557,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Company issued the Trust Preferred Securities to fund loan growth and generate liquidity.  In conjunction with the Trust Preferred Securities issuance, the Company entered into a $18.0 million in pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at March 31, 2009 and December 31, 2008, was ($1,129,775) and ($1,159,156), respectively, and was recorded in other liabilities in the consolidated balance sheets.

(9)           Shareholders’ Equity

As a result of its participation in the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) through the sale by the Company of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) to the United States Department of the Treasury (the “Treasury”) the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which, among other things, restricts the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury, with certain exceptions, without approval of the Treasury.  See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Shareholders’ Equity and Dividends”.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2009 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust II; the “Bank” refers to 1st Constitution Bank; “Trust II” refers to 1st Constitution Capital Trust II.  Trust II is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced, modified or ceased to provide certain types of funding to borrowers, including other lending institutions.  The availability of credit and confidence in the entire financial sector have been adversely affected and there has been increased volatility in financial markets.  These disruptions have had and are likely to continue to have a material impact on institutions in the U.S. banking and financial industries.  The Federal Reserve System has been providing vast amounts of liquidity into the banking systems to compensate for weaknesses in short-term borrowing markets and other capital markets.  A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby potentially increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Summary

The Company realized net income of $476,690 for the three months ended March 31, 2009, a decrease of 40.6% from the $802,197 reported for the three months ended March 31, 2008.  The decrease is due primarily to increases in non-interest expenses relating to professional fees, FDIC insurance premiums and salaries and employee benefits and to an increase in the loan loss provision for the three months ended March 31, 2009, which resulted from a higher level of non-performing assets as at March 31, 2009 compared to March 31, 2008.  Diluted net income per common share was $0.07 for the three months ended March 31, 2009 compared to $0.19 per diluted common share for the three months ended March 31, 2008.  All prior year share information has been restated for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Key performance ratios declined for the three months ended March 31, 2009 due to lower net income for that period compared to the three months ended March 31, 2008.  Return on average assets and return on average equity were 0.34% and 3.49% for the three months ended March 31, 2009 compared to 0.72% and 7.75%, respectively, for the three months ended March 31, 2008.

A significant factor impacting the Company’s net interest income has been the continued low level of market interest rates on loans and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended March 31, 2009 was 3.30% as compared to the 3.88% net interest margin recorded for the three months ended March 31, 2008, a reduction of 58 basis points.  The Federal Reserve has decreased the discount rate by 400 basis points since January 1, 2008, which has resulted in lower market interest rates on loans.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased level of interest income.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not have any investments in private issuer collateralized mortgage obligations.  At March 31, 2009, the Company held collateralized mortgage obligations with an aggregate market value of $6,626,500 in the available for sale portfolio.  These securities had an unrealized loss of $97,513.  The Company held trust preferred securities in the available for sale portfolio with an aggregate market value of $1,088,030 and an unrealized loss of $1,367,354 at March 31, 2009.  The Company also held trust preferred securities in the held to maturity portfolio with a cost of $998,358 and an unrealized loss of $889,719 at March 31, 2009.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of March 31, 2009.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 83.2% of the Company’s net revenues for the three-month period ended March 31, 2009 and 83.6% of net revenues for the three-month period ended March 31, 2008. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2009 and 2008, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,689,465	$8,594	2.06%	$4,140,640	$36,956	3.58%
Investment Securities:
Taxable	107,599,793	1,237,655	4.66%	75,746,746	975,402	5.17%
Tax-exempt	13,185,747	190,262	5.85%	15,373,203	215,486	5.62%
Total	120,785,540	1,427,917	4.79%	91,119,949	1,190,888	5.24%

Loan Portfolio:
Construction	92,670,610	1,396,767	6.11%	130,639,223	2,381,892	7.31%
Residential real estate	11,165,216	175,975	6.39%	10,110,283	159,309	6.32%
Home Equity	15,536,040	225,505	5.89%	14,627,203	245,339	6.73%
Commercial and commercial real estate	135,866,767	2,328,972	6.95%	123,704,192	2,320,399	7.52%
Mortgage warehouse lines	116,887,876	1,332,358	4.62%	21,520,265	324,612	6.05%
Installment	825,581	16,543	8.13%	1,399,625	28,330	8.12%
All Other Loans	29,059,088	563,481	7.86%	23,301,888	549,219	9.45%
Total	402,011,178	6,039,601	6.09%	325,302,679	6,009,100	7.49%

Total Interest-Earning Assets	524,486,183	7,476,112	5.78%	420,563,268	7,236,943	6.90%

Allowance for Loan Losses	(3,789,419)			(3,405,168)
Cash and Due From Bank	29,821,054			10,094,025
Other Assets	21,043,796			20,330,862
Total Assets	$571,561,614			$447,582,987

Interest-Bearing Liabilities:
Money Market and NOW Accounts	$97,318,705	$490,133	2.04%	$86,359,683	$504,836	2.34%
Savings Accounts	105,534,945	618,651	2.38%	68,446,977	499,764	2.93%
Certificates of Deposit	178,417,901	1,476,167	3.36%	132,123,368	1,533,493	4.66%
Other Borrowed Funds	34,463,333	363,230	4.27%	32,736,813	376,027	4.61%
Trust Preferred Securities	18,557,000	266,235	5.82%	18,557,000	249,806	5.41%
Total Interest-Bearing Liabilities	434,291,884	3,214,416	3.00%	338,223,841	3,163,926	3.76%

Net Interest Spread			2.78%			3.14%

Demand Deposits	76,552,970			63,097,231
Other Liabilities	5,336,952			4,619,947
Total Liabilities	516,181,806			405,941,019
Shareholders’ Equity	55,379,808			41,641,968
Total Liabilities and Shareholders’ Equity	$571,561,614			$447,582,987

Net Interest Margin		$4,261,695	3.30%		$4,073,017	3.88%

The Company’s net interest income on a tax-equivalent basis increased by $188,678, or 4.6%, to $4,261,695 for the three months ended March 31, 2009 from the $4,073,017 reported for the three months ended March 31, 2008. The increase in net interest income was attributable to increased average balances of earning assets exceeding the increase in average interest bearing liabilities.

Average interest earning assets increased by $103,922,915, or 24.7%, to $524,486,183 for the quarter ended March 31, 2009 from $420,563,268 for the quarter ended March 31, 2008, with an increase of $76,708,499 in average total loans and an increase of $29,665,591 in average total securities in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

The average loan portfolio grew by 23.6% for the first quarter of 2009 when compared to the average loan portfolio for the first quarter of 2008. The yield on loans averaged 6.09% for the first quarter of 2009, decreasing 140 basis points compared to the 7.49% yield on loans for the first quarter of 2008. The average securities portfolio increased by 32.6% and the yield on that portfolio decreased by 45 basis points for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008. Overall, the yield on interest earning assets decreased 112 basis points to 5.78% for the quarter ended March 31, 2009 when compared to 6.90% for the quarter ended March 31, 2008.

Average interest bearing liabilities increased by $96,068,043, or 28.4%, to $434,291,884 for the quarter ended March 31, 2009 from $338,223,841 for the quarter ended March 31, 2008. Certificates of deposit increased on average by $46,294,533, or 35.0%, for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. The cost of certificates of deposit decreased 130 basis points to 3.36% for the first quarter of 2009 compared to 4.66% for the first quarter of 2008. Overall, the cost of total interest bearing liabilities decreased 76 basis points to 3.00% for the three months ended March 31, 2009 compared to 3.76% for the three months ended March 31, 2008.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.30% for the first three months of 2009 compared to 3.88% for the first three months of 2008.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2009 was $847,052, an increase of $60,675, or 7.7%, over non-interest income of $786,377 for the three months ended March 31, 2008.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues increased by $52,631, or 28.3%, to $238,519 for the three months ended March 31, 2009 from the $185,888 for the three months ended March 31, 2008. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first quarter of 2009 compared to the first quarter of 2008.

Gain on sales of loans decreased by $37,851, or 12.2%, to $272,193 for the three months ended March 31, 2009 when compared to $310,044 for the three months ended March 31, 2008.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  Although the volume of loan sales has increased during the first quarter of 2009 compared to the first quarter of 2008, the margin earned as a result of these sales in the first quarter of 2009 has decreased from that of the first quarter of 2008 due to the lower level of interest rates in the first quarter of 2009.  The lower interest rate environment that continued from 2008 into the first quarter of 2009 has significantly decreased the volume of sales transactions in the SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $91,022 for the three months ended March 31, 2009 compared to $91,827 for the three months ended March 31, 2008. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $245,318 for the three months ended March 31, 2009, compared to $198,618 for the three months ended March 31, 2008.

Non-Interest Expense

Non-interest expenses increased by $606,263, or 17.8%, to $4,020,613 for the three months ended March 31, 2009 from $3,414,350 for the three months ended March 31, 2008. The following table presents the major components of non-interest expenses for the three months ended March 31, 2009 and 2008.

Non-interest Expenses
	Three months ended March 31,
	2009	2008
Salaries and employee benefits	$2,227,329	$1,978,061
Occupancy expenses	452,665	432,015
Equipment expense	155,079	137,791
Marketing	39,441	66,329
Data processing services	259,683	211,781
Regulatory, professional and other fees	379,815	171,718
Office expense	128,037	141,171
All other expenses	378,564	275,484
	$4,020,613	$3,414,350

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $249,268, or 12.6%, to $2,227,329 for the three months ended March 31, 2009 compared to $1,978,061 for the three months ended March 31, 2008. The increase in salaries and employee benefits for the three months ended March 31, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 113 full-time equivalent employees at March 31, 2009 as compared to 105 full-time equivalent employees at March 31, 2008.

Regulatory, professional and other fees increased by $208,097, or 121.2%, to $379,815 for the three months ended March 31, 2009 compared to $171,718 for the three months ended March 31, 2008.  During the first quarter of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank incurred additional fees in connection with examinations performed by independent consultants during the first quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.  In addition, the cost of FDIC deposit insurance has increased from $25,026 for the three months ended March 31, 2008 to $99,758 for the three months ended March 31, 2009.

Data processing services increased by $47,902, or 22.6%, to $259,683 for the three months ended March 31, 2009 compared to $211,781 for the three months ended March 31, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

All other expenses increased by $103,080, or 37.4%, to $378,564 for the three months ended March 31, 2009 compared to $275,484 for the three months ended March 31, 2008.  The primary cause for the current year increase was due to the costs incurred to maintain the Bank’s other real estate owned properties.  Other Real Estate owned expenses increased by $51,952 to $55,368 to for the three months ended March 31, 2009 compared to $3,416 for the three months ended March 31, 2008.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 79.7% for the three months ended March 31, 2009, compared to 71.3% for the three months ended March 31, 2008.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses and reduced net interest income.

Income Taxes

Income tax expense decreased by $321,222 to $86,738 for the three months ended March 31, 2009 from $407,960 for the three months ended March 31, 2008.  The decrease was primarily due to a lower 2009 level of pretax income.  The decrease in the effective tax rate of 15.4% for the three months ended March 31, 2009 as compared to 33.7% for the three months ended March 31, 2008 can be attributed to a higher proportion of earnings from tax-exempt assets, such as bank-owned life insurance and obligations of states and political subdivisions during the 2009 period compared to the 2008 period.

Financial Condition

March 31, 2009 Compared with December 31, 2008

Total consolidated assets at March 31, 2009 were $586,943,854, representing an increase of $40,657,325, or 7.44%, from $546,286,529 at December 31, 2008.  The asset growth was focused in our loan portfolio, which increased by $32,263,567.  The primary funding for asset growth came from deposits, which increased by $59,962,694.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2009 totaled $25,754,522 compared to $14,333,119 at December 31, 2008. Cash and cash equivalents at March 31, 2009 consisted of cash and due from banks of $25,743,339 and Federal funds sold/short term investments of $11,363. The corresponding balances at December 31, 2008 were $14,321,777 and $11,342, respectively.  The increase was due primarily to timing of cash flows related to the Bank’s business activities.

Investment Securities

Investment securities represented 20.3% of total assets at March 31, 2009 and 23.8% at December 31, 2008. Total investment securities decreased $10,778,788, or 8.3%, to $119,248,812 at March 31, 2009 from $130,027,600 at December 31, 2008.  Due to the continued low level of market interest rates during the first three months of 2009, combined with strong loan and deposit growth, funds were used primarily to fund loan portfolio growth and secondarily to purchase investment securities at a reduced net interest spread.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities and mortgage-backed securities, with smaller amounts of municipal obligations, corporate debt and restricted stock.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2009, securities available for sale totaled $82,117,870, which is a decrease of $11,359,153 or 12.2%, from securities available for sale totaling $93,477,023 at December 31, 2008.

At March 31, 2009, the securities available for sale portfolio had net unrealized gains of $1,244,738, compared to net unrealized gains of $926,166 at December 31, 2008.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of Accumulated other comprehensive loss.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held to maturity portfolio consists primarily of U.S. Government and Federal agency securities, mortgage-backed securities and obligations of states and political subdivisions, with a smaller amount of corporate debt obligations.  At March 31, 2009, securities held to maturity were $37,130,942, an increase of $580,365, or 1.6%, from $36,550,577 at December 31, 2008.  The fair value of the held to maturity portfolio at March 31, 2009 was $36,565,268, resulting in an unrealized loss of $565,674.

During the three months ended March 31, 2009, the Company purchased securities in the amounts of $4,424,641 and $1,619,834 for the available for sale portfolio and held to maturity portfolio, respectively.  During this same period, $17,122,397 in proceeds from maturities and repayments were received.

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

The following table sets forth the classification of loans by major category at March 31, 2009 and December 31, 2008.

Loan Portfolio Composition	March 31, 2009		December 31, 2008
Component	Amount	% of total	Amount	% of total
Construction loans	$92,301,125	23%	$94,163,997	25%
Residential real estate loans	11,354,653	3%	11,078,402	3%
Commercial business	57,100,133	14%	57,528,879	15%
Commercial real estate	91,822,341	22%	90,904,418	24%
Mortgage warehouse lines	139,955,750	34%	106,000,231	28%
Loans to individuals	16,175,921	4%	16,797,194	5%
Deferred loan fees and costs	681,292	0%	647,673	0%
All other loans	220,768	0%	227,622	0%
	$409,611,983	100%	$377,348,416	100%

The loan portfolio increased by $32,263,567, or 8.6%, to $409,611,983 at March 31, 2009, compared to $377,348,416 at December 31, 2008.  The construction loan portfolio decreased by $1,862,872, or 2.0%, to $92,301,125 at March 31, 2009 compared to $94,163,997 at December 31, 2008.  This current period decrease is a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to building the balance of the lesser risk mortgage warehouse lines.  In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $139,955,750 and $106,000,231 in outstanding Warehouse Line of Credit advances at March 31, 2009 and December 31, 2008, respectively.

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

The Bank’s policy with regard to non-accrual loans is that generally, loans are placed on a non-accrual status when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 120 days past due.  Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

Non-performing loans increased by $1,500,157 to $4,851,934 at March 31, 2009 from $3,351,777 at December 31, 2008, as the disruptions in the financial system and the real estate market during the past year have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after March 31, 2009.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.  As the table demonstrates, non-performing loans to total loans increased to 1.18% at March 31, 2009 from 0.89% at December 31, 2008.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2009	2008
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	4,851,934	3,351,777
Total non-performing loans	4,851,934	3,351,777
Other real estate owned	4,326,211	4,296,536
Total non-performing assets	$9,178,145	$7,648,313

Non-performing loans to total loans	1.18%	0.89%
Non-performing assets to total assets	1.56%	1.40%

Non-performing assets increased by $1,529,832 to $9,178,145 at March 31, 2009 from $7,648,313 at December 31, 2008.  During the twelve months ended December 31, 2008, the Bank took possession of five residential properties totaling $1,389,181 after aggregate loan charge-offs of $53,946.  During the first three months of 2009, the Bank acquired other real estate of $1,031,527 in full satisfaction of a loan in foreclosure.  During the twelve months ended December 31, 2008 and the first three months of 2009, management was successful in selling a number of these real estate owned properties without incurring any losses.  The balance of the net increase of $29,675 to “other real estate owned” is the result of the Company continuing to complete an 18-unit condominium project for which it has, as of March 31, 2009, commitments from individual buyers to purchase.  Non-performing assets represented 1.56% of total assets at March 31, 2009 and 1.40% at December 31, 2008.

The Bank had no loans classified as restructured loans at March 31, 2009 or December 31, 2008.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At March 31, 2009, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008

Balance, beginning of period	$3,684,764	$3,348,080	$3,348,080
Provision charged to operating expenses	463,000	640,000	165,000

Loans charged off:
Construction loans	-	(53,946)	-
Residential real estate loans	-	(31,865)	-
Commercial and commercial real estate	(17,500)	(220,565)	-
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	(17,500)	(306,376)	0
Recoveries:
Construction loans	-	0	0
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	3,060	-
Loans to individuals	-	-	0
Lease financing	-	-	-
All other loans	-	-	-
	-	3,060	0

Net (charge offs) / recoveries	(17,500)	(303,316)	0
Balance, end of period	$4,130,264	$3,684,764	$3,513,080

Loans:
At period end	$409,611,983	$377,348,416	$344,583,370
Average during the period	388,118,429	340,666,744	313,292,168
Net annualized charge offs to average loans outstanding	(0.00% )	(0.09% )	(0.00%	)
Allowance for loan losses to:
Total loans at period end	1.01%	0.98%	1.02%
Non-performing loans	85.13%	109.93%	107.46%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $463,000 for the three months ended March 31, 2009 and $165,000 for the three months ended March 31, 2008.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $1,862,872 reduction in higher risk construction loans and a $33,955,519 increase in lower risk mortgage warehouse lines, the total loan portfolio grew by 8.6% from December 31, 2008 to March 31, 2009 and necessitated the increased provision to account for the inherent risk in the portfolio as a result of this growth.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as to take into consideration that the real estate market conditions remained weak.  Net charge-offs/recoveries amounted to a net charge-off of $17,500 for the three months ended March 31, 2009.

At March 31, 2009, the allowance for loan losses was $4,130,264 compared to $3,684,764 at December 31, 2008, an increase of $445,500, or 12.1%.  The ratio of the allowance for loan losses to total loans at March 31, 2009 and December 31, 2008 was 1.01% and 0.98%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 85.13% at March 31, 2009, compared to 109.93% at December 31, 2008. Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

At March 31, 2009, total deposits were $474,647,425, an increase of $59,962,694, or 14.5% from $414,684,731 at December 31, 2008.  The primary cause for this increase was the successful introduction of the Bank’s internet bank, 1STConstitutionDirect.com, which opened in late 2008.  1STConstitutionDirect.com offers competitive rates on savings accounts and continues to facilitate growth  in new accounts and deposit balances.

Savings accounts increased by $45,251,780, or 54.3%, to $128,662,185 at March 31, 2009 compared to $83,410,405 at December 31, 2008.  The accounts of 1STConstitutionDirect.com are included in this component of total deposits and increased to $43,701,590 at March 31, 2009 from $19,063,938 at December 31, 2008.

Interest bearing demand deposits increased by $9,262,266, or 11.2%, to $92,104,679 at March 31, 2009, compared to $82,842,413 at December 31, 2008, as the Bank continued to require customers of the Mortgage Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the respective loan balances.

The following table summarizes deposits at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Demand
Non-interest bearing	$73,741,909	$71,772,486
Interest bearing	92,104,679	82,842,413
Savings	128,662,185	83,410,405
Time	180,138,652	176,659,427
	$474,647,425	$414,684,731

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of other borrowings was $30,500,000 at March 31, 2009, consisting of long-term FHLB borrowings of $30,500,000.  The balance of other borrowings at December 31, 2008 was $51,500,000 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $567,248, or 1.0%, to $56,186,900 at March 31, 2009, from $55,619,652 at December 31, 2008.  Book value per common share increased by $0.07, or 0.07%, to $10.61 at March 31, 2009 from $10.54 at December 31, 2008.  The ratio of shareholders’ equity to total assets was 9.57% and 10.18% at March 31, 2009 and December 31, 2008, respectively.  The increase in shareholders’ equity was primarily the result of net income of $476,690 and $257,869 in other comprehensive income, partially offset by, among other items, the $161,866 in dividends accrued on the Company’s Preferred Stock Series B.

On December 23, 2008, pursuant to the TARP CPP under the EESA (each as defined and described under the heading “Recent Legislation and Other Regulatory Initiatives” below), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009, the shares of common stock initially underlying the warrant were adjusted to 210,233 shares and the initial exercise price was adjusted to $8.562 per share.

The Preferred Stock Series B pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $12,000,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares. In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

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

In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  A 5% stock dividend was declared in 2008 and paid in 2009.  A 6% stock dividend was declared in 2007 and paid in 2008.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares made during the quarter ended March 31, 2009 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2009 and December 31, 2008 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Company
Total Capital to Risk Weighted Assets	$76,829,194	16.65%	$36,910,800	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	72,698,930	15.76%	18,455,400	>4%	N/A	N/A
Tier 1 Capital to Average Assets	72,698,930	12.73%	22,835,508	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$75,553,296	16.38%	$36,892,800	>8%	$46,116,000	>10%
Tier 1 Capital to Risk Weighted Assets	71,423,032	15.49%	18,446,400	>4%	27,669,600	>6%
Tier 1 Capital to Average Assets	71,423,032	12.54%	22,791,404	>4%	28,489,255	>5%

As of December 31, 2008
Company
Total Capital to Risk Weighted Assets	$76,475,124	17.90%	$34,184,717	>8%	$42,730,897	>10%
Tier 1 Capital to Risk Weighted Assets	72,790,360	17.03%	17,092,359	>4%	25,638,538	>6%
Tier 1 Capital to Average Assets	72,790,360	14.05%	20,715,932	>4%	25,894,916	>5%
Bank
Total Capital to Risk Weighted Assets	$75,316,536	17.67%	$34,096,080	>8%	$42,620,100	>10%
Tier 1 Capital to Risk Weighted Assets	71,631,772	16.81%	17,048,040	>4%	25,572,060	>6%
Tier 1 Capital to Average Assets	71,631,772	13.88%	20,636,440	>4%	25,795,550	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2009, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

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

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance.  These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI.  In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup, or claw-back, any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive.  Participation in the CPP also results in certain restrictions on the QFIs dividend and stock repurchase activities.  These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

As noted in the “Shareholders’ Equity and Dividends” section above, the Company exceeds the minimum regulatory capital standards by substantial margins.  Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP.

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guaranty Program (“TLGP”).  This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts.  Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed.  The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009.  The guarantee would expire by June 30, 2012 even if the debt itself has not matured.  Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000.  Institutions may choose whether to continue the coverage and be charged the surcharge.  To opt out of the program, institutions must have notified the FDIC by December 5, 2008.  This coverage would expire on December 31, 2009.  The Company elected to continue this coverage through December 31, 2009.

The American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”), which was signed into law on February 17, 2009, imposes extensive new restrictions applicable to the Company on participants in the TARP. The new restrictions include, without limitation, additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the claw-back required by EESA to certain other highly compensated employees. The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by the Company’s chief executive officer and chief financial officer that we have complied with the standards in the Stimulus Act.  The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.

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

Liquidity

At March 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At March 31, 2009, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 plus a One-Month Overnight Repricing Line of Credit of $47,534,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2009, the balance of cash and cash equivalents was $25,754,522.

Net cash used in operating activities totaled $6,191,699 for the three months ended March 31, 2009 compared to net cash used in operating activities of $2,390,079 in the three months ended March 31, 2008. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $21,237,836 in the three months ended March 31, 2009, compared to $39,102,106 used in investing activities in the three months ended March 31, 2008. The current period amount was primarily the result of an increase in the loan portfolio.

Net cash provided by financing activities amounted to $38,850,938 in the three months ended March 31, 2009, compared to $45,548,926 provided by financing activities in the three months ended March 31, 2008. The current period amount resulted primarily from an increase in deposits, partially offset by repaid short-term borrowings,  during the three months period ended March 31, 2009.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended March 31, 2009, maturities and prepayments of investment securities totaled $17,122,397.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2009	January 31, 2009	-	$ -	-	162,861
February 1, 2009	February 28, 2009	5,935	6.13	5,935	156,926
March 1, 2009	March 31, 2009	-	-	-	156,926
Total		5,935	$6.13	5,935	156,926
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

1ST CONSTITUTION BANCORP

Date: May 14, 2009	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer (Principal Financial and Accounting Officer)