Form 10-Q
period 2009-06-30
1ST CONSTITUTION BANCORP
filed 2009-08-13
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file Number:      000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130, P.O. Box 634, Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2009, there were 4,267,846 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	(unaudited) as of June 30, 2009
	and December 31, 2008	1

	Consolidated Statements of Income
	(unaudited) for the Three Months and Six Months Ended
	June 30, 2009 and June 30, 2008	2

	Consolidated Statements of Changes in Shareholders’ Equity
	(unaudited) for the Six Months Ended
	June 30, 2009 and June 30, 2008	3

	Consolidated Statements of Cash Flows
	(unaudited) for the Six Months Ended
	June 30, 2009 and June 30, 2008	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	41

SIGNATURES		42

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	June 30, 2009	December 31, 2008
ASSETS
CASH AND DUE FROM BANKS	$48,079,083	$14,321,777

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,375	11,342

Total cash and cash equivalents	48,090,458	14,333,119

INVESTMENT SECURITIES:
Available for sale, at fair value	89,129,081	93,477,023
Held to maturity (fair value of $34,984,388 and $36,140,379 at June 30, 2009 and December 31, 2008, respectively)	35,400,226	36,550,577

Total investment securities	124,529,307	130,027,600

LOANS HELD FOR SALE	24,486,425	5,702,082

LOANS	404,176,483	377,348,416
Less- Allowance for loan losses	(4,208,733)	(3,684,764)

Net loans	399,967,750	373,663,652

PREMISES AND EQUIPMENT, net	2,118,608	2,302,489
ACCRUED INTEREST RECEIVABLE	1,875,442	2,192,601
BANK-OWNED LIFE INSURANCE	10,122,531	9,929,204
OTHER REAL ESTATE OWNED	3,234,042	4,296,536
OTHER ASSETS	4,020,170	3,839,246

Total assets	$618,444,733	$546,286,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$86,778,192	$71,772,486
Interest bearing	418,983,332	342,912,245

Total deposits	505,761,524	414,684,731
BORROWINGS	30,500,000	51,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,985,802	1,984,102
ACCRUED EXPENSES AND OTHER LIABILITIES	4,936,656	3,941,044

Total liabilities	561,740,982	490,666,877

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding at June 30, 2009 and December 31, 2008	11,419,295	11,387,828

Common stock, no par value; 30,000,000 shares authorized; 4,273,314 and 4,204,202 shares issued and 4,264,396 and 4,198,871 shares outstanding at June 30, 2009 and December 31, 2008, respectively	35,426,806	35,180,433
Retained earnings	10,299,588	9,653,923
Treasury Stock, at cost, 8,918 and 5,331 shares at June 30, 2009 and December 31, 2008, respectively	(62,252)	(53,331)
Accumulated other comprehensive loss	(379,686)	(549,201)

Total shareholders’ equity	56,703,751	55,619,652

Total liabilities and shareholders’ equity	$618,444,733	$546,286,529
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2009	2008	2009	2008
Loans, including fees	$6,261,650	$6,127,318	$12,301,251	$12,136,418
Securities
Taxable	1,181,655	916,342	2,419,310	1,891,743
Tax-exempt	123,963	139,478	252,518	285,077
Federal funds sold and short-term investments	24,071	8,992	32,665	45,948
Total interest income	7,591,339	7,192,130	15,005,744	14,359,186

INTEREST EXPENSE
Deposits	2,443,432	2,494,237	5,028,383	5,032,330
Securities sold under agreement to repurchase and other borrowed funds	361,967	402,929	725,197	778,956
Redeemable subordinated debentures	266,740	284,191	532,975	533,997
Total interest expense	3,072,139	3,181,357	6,286,555	6,345,283
Net interest income	4,519,200	4,010,773	8,719,189	8,013,903
Provision for loan losses	325,000	195,000	788,000	360,000
Net interest income after provision for loan losses	4,194,200	3,815,773	7,931,189	7,653,903

NON-INTEREST INCOME
Service charges on deposit accounts	216,235	197,556	454,754	383,444
Gain on sale of loans	340,993	285,559	613,186	595,603
Income on bank-owned life insurance	102,305	92,818	193,327	184,645
Other income	293,391	228,971	538,709	427,589
Total non-interest income	952,924	804,904	1,799,976	1,591,281

NON-INTEREST EXPENSE
Salaries and employee benefits	2,294,066	2,073,066	4,521,395	4,051,127
Occupancy expense	443,007	432,423	895,672	864,438
Data Processing expenses	276,197	217,811	535,880	429,592
FDIC insurance expenses	704,025	46,635	803,783	71,661
Other operating expenses	1,084,394	847,207	2,065,572	1,614,674
Total non-interest expenses	4,801,689	3,617,142	8,822,302	7,031,492
Income before income taxes (benefit)	345,435	1,003,535	908,863	2,213,692

INCOME TAXES (Benefit)	(189,175)	285,689	(102,437)	693,649
Net income	534,610	717,846	1,011,300	1,520,043
Dividends and accretion on preferred stock	176,985	-	365,635	-
Net income available to common shareholders	$357,625	$717,846	$645,665	$1,520,043

NET INCOME PER COMMON SHARE
Basic	$0.08	$0.17	$0.15	$0.36
Diluted	$0.08	$0.17	$0.15	$0.36
See accompanying notes to consolidated financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, January 1, 2008	$-	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

Adjustment to initially apply EITF 06-4			(329,706)			(329,706)
Exercise of stock options, net of issuance of vested shares under benefit programs		(10,161)		35,584		25,423

FAS 123R share-based compensation		62,148				62,148

Treasury stock, shares acquired at cost				(28,195)		(28,195)

Comprehensive Income:
Net Income for the six months ended June 30, 2008			1,520,043			1,520,043

Unrealized loss on securities available for sale, net of tax benefit					(528,381)	(528,381)

Unrealized loss on interest rate swap contract net of tax benefit					(67,470)	(67,470)
Minimum pension liability net of tax benefit					48,339	48,339

Comprehensive Income						972,531

Balance, June 30, 2008	$-	$32,566,923	$10,200,292	$(10,999)	$(1,080,698)	$41,675,518

Balance, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

FAS 123R share-based compensation		41,050				41,050

Treasury stock, shares acquired at cost				(67,226)		(67,226)

Exercise of stock options, net and issuance of vested shares under benefit programs		205,323		58,305		263,628

Dividends on preferred stock			(311,668)			(311,668)

Preferred stock issuance cost	(22,500)					(22,500)

Accretion of discount on preferred stock	53,967		(53,967)			0

Comprehensive Income:
Net Income for the six months ended June 30, 2009			1,011,300			1,011,300

Minimum pension liability, net of tax benefit					35,971	35,971

Unrealized gain on securities for sale net of tax benefit					67,091	67,091
Unrealized gain on interest rate swap contract net of tax benefit					66,453	66,453

Comprehensive Income						1,180,815

Balance, June 30, 2009	$11,419,295	$35,426,806	$10,299,588	$(62,252)	$(379,686)	$56,703,751

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,011,300	$1,520,043
Adjustments to reconcile net income
to net cash used in operating activities-
Provision for loan losses	788,000	360,000
Depreciation and amortization	331,769	352,654
Net amortization of premiums and discounts on securities	32,564	35,517
Gain on sales of loans held for sale	(613,186)	(595,603)
Originations of loans held for sale	(85,249,642)	(43,010,217)
Proceeds from sales of loans held for sale	67,078,485	40,189,755
Income on Bank – owned life insurance	(193,327)	(184,645)
Share-based compensation expense	121,050	161,293
Decrease in accrued interest receivable	317,159	453,712
(Increase) in other assets	(318,581)	(662,423)
Increase in accrued interest payable	1,700	30,675
Increase (decrease) in accrued expenses and other liabilities	1,028,197	(1,403,034)

Net cash used in operating activities	(15,664,512)	(2,752,273)

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(23,737,730)	(11,241,517)
Held to maturity	(1,619,834)	-
Proceeds from maturities and prepayments of securities -
Available for sale	28,217,044	13,269,990
Held to maturity	2,707,480	7,202,946
Net increase in loans	(28,123,625)	(70,324,408)
Additional investment in other real estate owned	(296,468)	(1,016,320)
Proceeds from sales of other real estate owned	2,390,489	880,212
Capital expenditures	(129,532)	(142,570)

Net cash used in investing activities	(20,592,176)	(61,371,667)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of Treasury Stock	263,628	25,423
Purchase of Treasury Stock	(67,226)	(28,195)
Dividend paid on preferred stock	(236,668)	-
Preferred stock issuance costs paid	(22,500)	-
Net increase in demand, savings and time deposits	91,076,793	67,071,427
Net (repayments) increase in borrowings	(21,000,000)	8,000,000

Net cash provided by financing activities	70,104,027	75,068,655

Increase in cash and cash equivalents	33,757,339	10,944,715

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,333,119	7,548,102

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$48,090,458	$18,492,817

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$6,284,855	$6,314,608
Income taxes	325,000	2,120,200
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,031,527	1,389,191

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through August 13, 2009, the date these financial statements were issued.

(2)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of stock options and the vesting of unvested Stock Awards (as defined below), using the treasury stock method. All 2008 per common share information has been adjusted for the effect of a 5% stock dividend declared December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

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

	Three Months Ended June 30, 2009
	Income	Weighted- average shares	Per share amount
Basic Earnings Per Common Share
Net income	$534,610
Preferred stock dividends and accretion	(176,985)
Income available to common shareholders	357,625	4,255,015	$0.08

Effect of dilutive securities
Stock options and unvested stock awards	-	3,420

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$357,625	4,258,435	$0.08

	Three Months Ended June 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$717,846
Preferred stock dividends and accretion	0
Income available to common shareholders	717,846	4,189,497	$0.17

Effect of dilutive securities
Stock options and unvested stock awards	-	53,517	-

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$717,846	4,243,014	$0.17

	Six Months Ended June 30, 2009
	Income	Weighted- average shares	Per share amount
Basic Earnings Per Common Share
Net income	$1,011,300
Preferred stock dividends and accretion	(365,635)
Income available to common shareholders	645,665	4,236,957	$0.15

Effect of dilutive securities
Stock options and unvested stock awards		3,140

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$645,665	4,240,097	$0.15

	Six Months Ended June 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$1,520,043
Preferred stock dividends and accretion	0
Income available to common shareholders	1,520,043	4,189,198	$0.36

Effect of dilutive securities
Stock options and unvested stock awards		57,366

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$1,520,043	4,246,563	$0.36

(3)           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$27,715,252	$244,707	$(26,156)	$27,933,803
Collateralized mortgage obligations	6,129,229	22,450	(194,555)	5,957,124
Mortgage backed securities	47,685,783	2,050,411	0	49,736,194
Obligations of State and
Political subdivisions	2,265,478	19,793	(14,598)	2,270,673
Trust preferred debt securities	2,456,042	0	(1,074,655)	1,381,387
Restricted stock	1,824,900	0	0	1,824,900
Mutual fund	25,000	0	0	25,000

	$88,101,684	$2,337,361	$(1,309,964)	$89,129,081

Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government sponsored corporations and agencies	$10,000,000	$96,900	$0	$10,096,900
Collateralized mortgage obligations	6,826,756	154,709	0	6,981,465
Mortgage backed securities	3,489,331	37,016	0	3,526,347
Obligations of State and
Political subdivisions	10,076,103	120,995	(58,141)	10,138,957
Trust preferred debt securities	992,904	0	(809,442)	183,462
Corporate bonds	4,015,132	42,811	(686)	4,057,257

	$35,400,226	$452,431	$(868,269)	$34,984,388

Restricted stock at June 30, 2009 consists of $1,809,900 of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$2,309,679	$2,313,576
Due after one year through five years	28,825,264	29,065,158
Due after five years through ten years	7,917,556	8,139,551
Due after ten years	49,049,185	49,610,796
Total	$88,101,684	$89,129,081

Held to maturity-
Due in one year or less	$12,077,644	$12,193,523
Due after one year through five years	5,598,358	5,672,826
Due after five years through ten years	6,520,367	6,594,870
Due after ten years	11,203,857	10,523,169
Total	$35,400,226	$34,984,388

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 are as follows:

June 30, 2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	7	$8,774,930	$(26,157)	$0	$0	$8,774,930	$(26,157)

Collateralized Mortgage Obligations	10	$3,482,940	$(57,132)	$515,028	$(137,423)	$3,997,968	$(194,555)

Obligations of State and Political Subdivisions	11	3,022,698	(65,020)	157,553	(7,718)	3,180,251	(72,738)

Trust preferred securities	5	0	0	1,564,849	(1,884,097)	1,564,849	(1,884,097)

Corporate bonds	2	756,544	(686)	0	0	756,544	(686)

Total temporarily impaired securities	35	$16,037,112	$(148,995)	$2,237,430	$(2,029,238)	$18,274,542	$(2,178,233)

U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies:  The unrealized losses on investments in these securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

               Collateralized mortgage obligations: The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Obligations of State and Political Subdivisions:  The unrealized losses or investments in these securities were caused by interest rate increases.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Trust preferred securities:  The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027, all but one of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to changes in interest rates and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(4)  Share-Based Compensation

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

The Company’s stock plans authorize the issuance of an aggregate of 1,119,022 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s stock plans, Options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s common stock.  As of June 30, 2009, there were 309,756 shares of common stock (as adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record on January 20, 2009) available for Options or Stock Awards under the Company’s stock plans.

Stock-based compensation expense related to Options was $41,050 and $62,148 for the six months ended June 30, 2009 and 2008, respectively.

Option transactions under the Company’s stock plans during the six months ended June 30, 2009 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	164,041	$9.92
Options Granted	17,220	10.00
Options Exercised	(53,218)	4.70
Options Forfeited	-	-
Options Expired	-	-
Outstanding at June 30, 2009	128,043	$12.10	6.1	$55,049

Exercisable at June 30, 2009	92,213	$11.77	4.9	$55,049

The total intrinsic value (market value on date of exercise less grant price) of Options exercised during the six month period ended June 30, 2009 was $83,322.

Significant assumptions used to calculate the fair value of the Options granted for the six month period ended June 30, 2009 are as follows:

Fair value of Options granted	$3.26
Risk-free rate of return	1.60%
Expected Option life in years	7
Expected volatility	27.58%
Expected dividends (1)	-

(1)	To date, the Company has not paid cash dividends on its common stock.

As of June 30, 2009, there was approximately $151,363 of unrecognized compensation costs related to non-vested Option-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date, except in the case of the Company’s highest compensated employee (currently its chief executive officer) for Stock Awards granted on or after June 15, 2009.  In that instance, transferability of the stock received pursuant to a Stock Award is generally tied to repayment of funds received by the Company from the United States Department of the Treasury (the “Treasury”) in exchange for preferred stock of the Company and warrants to acquire common stock of the Company.  Also, such Stock Awards granted to the Company’s highest compensated employee are subject to forfeiture unless such person performs substantial services for the Company for two years after the date of grant of the Stock Award, except in certain circumstances. Once vested, Stock Awards are irrevocable, except that such Stock Awards are subject to claw back in certain circumstances pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $80,000 and $99,145 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the non-vested portion of Stock Awards outstanding at June 30, 2009:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2009	30,470	$14.80
Shares granted	22,260	10.00
Shares vested	-	-
Shares forfeited	-	-
Non-vested stock awards at June 30, 2009	52,730	$12.77

As of June 30, 2009, there was approximately $437,403 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

(5)  Benefit Plans

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Service cost	$79,544	$57,637	$140,638	$115,274
Interest cost	45,630	39,830	91,260	79,660
Actuarial loss recognized	21,744	15,375	43,488	30,750
Prior service cost recognized	24,750	24,858	49,608	49,716
	$171,668	$137,700	$324,994	$275,400

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

(6)  Comprehensive Income and Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss and their related income tax effects are as follows:

	June 30,	December 31,
	2009	2008
Unrealized holding gains on
securities available for sale	$1,027,397	$926,166
Related income tax effect	(356,779)	(322,639)
	670,618	603,527

Unrealized loss on interest rate
swap contract	(1,028,676)	(1,159,156)
Related income tax effect	399,721	463,748
	(628,955)	(695,408)

Pension liability	(704,334)	(761,439)
Related income tax effect	282,985	304,119
	(421,349)	(457,320)

Accumulated other comprehensive loss	$(379,686)	$(549,201)

The components of other comprehensive income (loss) and their related income tax effects for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Unrealized holding gain (loss) on
securities available for sale	$(217,341)	$(1,761,761)	$101,231	$(800,578)
Related income tax effect	73,896	598,863	(34,140)	272,197
	(143,445)	(1,162,898)	67,091	(528,381)

Unrealized gain (loss) on interest rate
swap contract	101,099	614,841	130,480	(111,437)
Related income tax effect	(52,292)	(245,893)	(64,027)	43,967
	48,807	368,948	66,453	(67,470)

Pension liability amortization	10,505	80,467	57,105	80,467
Related income tax effect	(4,221)	(32,128)	(21,134)	(32,128)
	6,284	48,339	35,971	48,339

Other comprehensive income (loss)	$(88,354)	$(745,611)	$169,515	$(547,512)

 (7)  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB Statement 157.

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

This FSP was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure was required.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

This FSP was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure was required.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

This FSP was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.” The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure was required.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

(8)  Fair Value Disclosures

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

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 2 Inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2009:
Securities available for sale	$-	$89,129,081	$-	$89,129,081
Derivative liabilities	-	(1,028,676)	-	(1,028,676)

December 31, 2008:
Securities available for sale	$-	$93,477,023	$-	$93,477,023
Derivative liabilities	-	(1,159,156)	-	(1,159,156)

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2009:
Impaired loans	$-	$-	$3,011,770	$3,011,770
Other real estate owned	-	-	3,234,042	3,234,042

December 31, 2008:
Impaired loans	$-	$-	$1,427,673	$1,427,673
Other real estate owned	-	-	4,296,536	4,296,536

Impaired loans measured at fair value and included in the above table consisted of 11 loans at June 30, 2009, having a principal balance of $3,579,495 and specific loan loss allowances of $567,725, and eleven loans at December 31, 2008, having a principal balance of $1,913,012 and specific loan loss allowances of $485,339.

The fair value of other real estate owned was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets such as other real estate owned measured at fair value for impairment assessment.  As stated above, SFAS No. 157 is applicable to these fair value measurements beginning January 1, 2009.

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

The estimated fair values, and the recorded book balances, were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$48,090,458	$48,090,458	$14,333,119	$14,333,119
Securities available for sale	89,129,081	89,129,081	93,477,023	93,477,023
Securities held to maturity	35,400,226	34,984,388	36,550,577	36,140,379
Loans held for sale	24,486,425	24,486,425	5,702,082	5,702,082
Gross loans	404,176,483	403,952,000	377,348,416	382,020,000
Accrued interest receivable	1,875,442	1,875,442	2,192,601	2,192,601
Deposits	(505,761,524)	(507,585,000)	(414,684,731)	(416,809,000)
Other borrowings	(30,500,000)	(33,266,000)	(51,500,000)	(54,486,000)
Redeemable subordinated debentures	(18,557,000)	(18,559,000)	(18,557,000)	(18,583,000)
Interest rate swap contract	(1,028,676)	(1,028,676)	(1,159,156)	(1,159,156)
Accrued interest payable	(1,985,802)	(1,985,802)	(1,984,102)	(1,984,102)

Loan commitments and standby letters of credit as of June 30, 2009 and December 31, 2008 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(9)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At June 30, 2009, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly- owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Trust Preferred Securities”).  The Company issued $18,557,000 in subordinated debentures to Trust II.  The Company owns all of the $557,000 in common equity of Trust II and the debentures are the sole asset of Trust  II. The Company issued the Trust Preferred Securities to fund loan growth and generate liquidity.  In conjunction with the Trust Preferred Securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at June 30, 2009 and December 31, 2008, was ($1,028,676) and ($1,159,156), respectively, and was recorded in other liabilities in the consolidated balance sheets.

(10)          Shareholders’ Equity

As a result of its participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) through the sale by the Company of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) to the Treasury, the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B.  These restrictions include restrictions on the repurchase of shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury, with certain exceptions, without approval of the Treasury.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Shareholders’ Equity and Dividends”.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2009 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Summary

The Company realized net income of $534,610 for the three months ended June 30, 2009, a decrease of 25.5% from the $717,846 reported for the three months ended June 30, 2008.  The decrease is due primarily to increases in non-interest expenses relating to other operating expenses (primarily professional fees and expenses related to operating the Bank’s other real estate owned properties), FDIC insurance premiums and salaries and employee benefits and to an increase in the loan loss provision for the three months ended June 30, 2009, which resulted from a higher level of non-performing assets during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Net income for the three months ended June 30, 2009 benefited from an income tax benefit realized in the quarter and increases in total interest income and non-interest income when compared to the three months ended June 30, 2008.  Diluted net income per common share was $0.08 for the three months ended June 30, 2009 compared to $0.17 per diluted common share for the three months ended June 30, 2008.  The reduction in net income per diluted common share for the three months ended June 30, 2009 was also impacted by the dividends on, and accretion on, preferred stock of the Company issued to the Treasury on December 23, 2008.  All prior year per common share information has been adjusted for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Key performance ratios declined for the three months ended June 30, 2009 due to lower net income for that period compared to the three months ended June 30, 2008.  Return on average assets and return on average equity were 0.35% and 3.81% for the three months ended June 30, 2009 compared to 0.59% and 6.90%, respectively, for the three months ended June 30, 2008.

A significant factor impacting the Company’s net interest income has been the continued low level of market interest rates on loans and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended June 30, 2009 was 3.40% as compared to the 3.60% net interest margin recorded for the three months ended June 30, 2008, a reduction of 20 basis points.  The Federal Reserve has decreased the discount rate by 400 basis points since January 1, 2008, which has resulted in lower market interest rates on loans.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not have any investments in private issuer collateralized mortgage obligations.  At June 30, 2009, the Company held collateralized mortgage obligations with an aggregate market value of $5,957,124 in the available for sale portfolio.  These securities had an unrealized loss of $172,105.  The Company held trust preferred securities in the available for sale portfolio with an aggregate market value of $1,381,387 and an unrealized loss of $1,074,655 at June 30, 2009.  The Company also held trust preferred securities in the held to maturity portfolio with a cost of $992,904 and an unrealized loss of $809,442 at June 30, 2009.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of June 30, 2009.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.6% of the Company’s net revenues for the three-month period ended June 30, 2009 and 83.3% of net revenues for the three-month period ended June 30, 2008. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The Company’s net interest income increased by $508,427, or 12.7%, to $4,519,200 for the three months ended June 30, 2009 from the $4,010,773 reported for the three months ended June 30, 2008. The increase in net interest income was attributable to increased volume, which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $85,338,512, or 18.7%, to $540,887,770 for the quarter ended June 30, 2009 from $455,549,258 for the quarter ended June 30, 2008.  Overall, the yield on interest earning assets on a tax-equivalent basis, decreased 74 basis points to 5.67% for the quarter ended June 30, 2009 when compared to 6.41% for the quarter ended June 30, 2008.

Average interest bearing liabilities increased by $98,030,859, or 27.0%, to $460,492,354 for the quarter ended June 30, 2009 from $362,461,495 for the quarter ended June 30, 2008.  Overall, the cost of total interest bearing liabilities decreased 85 basis points to 2.68% for the three months ended June 30, 2009 compared to 3.53% for the three months ended June 30, 2008.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.40% for the three months ended June 30, 2009 compared to 3.60% the three months ended June 30, 2008.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2009 was $952,924, an increase of $148,020, or 18.4%, over non-interest income of $804,904 for the three months ended June 30, 2008.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues increased by $18,679, or 9.5%, to $216,235 for the three months ended June 30, 2009 from the $197,556 for the three months ended June 30, 2008. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the second quarter of 2009 compared to the second quarter of 2008.

Gain on sales of loans increased by $55,434, or 19.4%, to $340,993 for the three months ended June 30, 2009 when compared to $285,559 for the three months ended June 30, 2008.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the second quarter of 2009 compared to the second quarter of 2008, and the margin earned as a result of these sales in the second quarter of 2009 decreased from that of the second quarter of 2008 due to the lower level of interest rates in the first quarter of 2009.  The lower interest rate environment that continued throughout 2008 and into the second quarter of 2009 has significantly decreased the volume of sales transactions in the SBA loan markets and resultant gains resulting from these transactions.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $102,305 for the three months ended June 30, 2009 compared to $92,818 for the three months ended June 30, 2008. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $293,391 for the three months ended June 30, 2009, compared to $228,971 for the three months ended June 30, 2008.

Non-Interest Expense

Non-interest expenses increased by $1,184,547, or 32.7%, to $4,801,689 for the three months ended June 30, 2009 from $3,617,142 for the three months ended June 30, 2008. The following table presents the major components of non-interest expenses for the three months ended June 30, 2009 and 2008.

Non-interest Expenses
	Three months ended June 30,
	2009	2008
Salaries and employee benefits	$2,294,066	$2,073,066
Occupancy expenses	443,007	432,423
Equipment expense	167,358	153,583
Marketing	42,773	73,206
Data processing services	276,197	217,811
Regulatory, professional and other fees	358,547	273,191
FDIC insurance expense	704,025	46,635
Office expense	142,999	144,526
All other expenses	372,717	202,701
	$4,801,689	$3,617,142

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $221,000, or 10.7%, to $2,294,066 for the three months ended June 30, 2009 compared to $2,073,066 for the three months ended June 30, 2008. The increase in salaries and employee benefits for the three months ended June 30, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 119 full-time equivalent employees at June 30, 2009 as compared to 108 full-time equivalent employees at June 30, 2008.

Regulatory, professional and other fees increased by $85,356, or 31.2%, to $358,547 for the three months ended June 30, 2009 compared to $273,191 for the three months ended June 30, 2008.  During the second quarter of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the second quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

The cost of FDIC deposit insurance has increased from $46,635 for the three months ended June 30, 2008 to $704,025 for the three months ended June 30, 2009.  The FDIC has recently increased significantly the assessment rate for deposit insurance industry-wide.  In addition, during the second quarter of 2009, the FDIC announced that a special assessment to replenish the deposit insurance fund will be collected on September 30, 2009.  The special assessment will be imposed on each insured institution’s total assets minus its Tier 1 Capital as reported in its June 30, 2009 Report of Condition.  The special assessment is capped at 10 basis points times the institution’s assessment base as reported on June 30, 2009.  Under U.S. generally accepted accounting principals, the full amount of the estimated special assessment was accrued as a liability and an expense in the quarter ended June 30, 2009.   The Bank estimated and accrued the special assessment at June 30, 2009.

Data processing services increased by $58,386, or 26.8%, to $276,197 for the three months ended June 30, 2009 compared to $217,811 for the three months ended June 30, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

All other expenses increased by $170,016, or 83.9%, to $372,717 for the three months ended June 30, 2009 compared to $202,701 for the three months ended June 30, 2008.  The primary cause for the current year increase was due to the costs incurred to maintain the Bank’s other real estate owned properties.  Other Real Estate owned expenses increased by $13,667 to $55,603 to for the three months ended June 30, 2009 compared to $41,936 for the three months ended June 30, 2008.  Additional current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses. All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 87.7% for the three months ended June 30, 2009, compared to 75.1% for the three months ended June 30, 2008.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses.

Income Taxes

Income tax benefit was $189,175 for the three months ended June 30, 2009 compared to tax expense of $285,689 for the three months ended June 30, 2008.  The current period benefit was primarily due to (1) a significantly lower level of pretax income in the second quarter of 2009 compared with the second quarter of 2008 and (2) the reversal of a prior year over-accrual of income taxes that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

Pretax income decreased to $345,435 for the three months ended June 30, 2009 from $1,003,535 for the three months ended June 30, 2008.  The decrease is due primarily to current period increases in non-interest expenses relating to professional fees, FDIC insurance premiums and to an increase in the loan loss provision for the three months ended June 30, 2009, which loan loss provision increase resulted from a higher level of non-performing assets at June 30, 2009 compared to June 30, 2008.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination, which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Summary

The Company realized net income of $1,011,300 for the six months ended June 30, 2009, a decrease of 33.5% from the $1,520,043 reported for the six months ended June 30, 2008.  The decrease is due primarily to increases in non-interest expenses relating to other operating expenses (primarily professional fees and expenses related to operating the Bank’s other real estate owned properties), FDIC insurance premiums and salaries and employee benefits and to an increase in the loan loss provision for the six months ended June 30, 2009, which resulted from a higher level of non-performing assets during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Net income for the six months ended June 30, 2009 benefited from an income tax benefit realized in the six month period ended June 30, 2009 compared to income tax expense for the six month period ended June 30, 2008 and increases in total interest income and non-interest income when compared to the six months ended June 30, 2008.  Diluted net income per common share was $0.15 for the six months ended June 30, 2009 compared to $0.36 per diluted common share for the six months ended June 30, 2008.  The reduction in net income per diluted common share for the six months ended June 30, 2009 was also impacted by the dividends on, and accretion on, preferred stock of the Company issued to the Treasury on December 23, 2008.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Key performance ratios declined for the six months ended June 30, 2009 due to lower net income for that period compared to the six months ended June 30, 2008.  Return on average assets and return on average equity were 0.35% and 3.65% for the six months ended June 30, 2009 compared to 0.65% and 7.34%, respectively, for the six months ended June 30, 2008.

A significant factor impacting the Company’s net interest income has been the continued low level of market interest rates on loans and the resulting compression of the Company’s net interest margin.  The net interest margin for the six months ended June 30, 2009 was 3.34% as compared to the 3.74% net interest margin recorded for the six months ended June 30, 2008, a reduction of 40 basis points.  The Federal Reserve has decreased the discount rate by 400 basis points since January 1, 2008, which has resulted in lower market interest rates on loans.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased yield.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has a significant investment in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not have any investments in private issuer collateralized mortgage obligations.  At June 30, 2009, the Company held collateralized mortgage obligations with an aggregate market value of $5,957,124 in the available for sale portfolio.  These securities had an unrealized loss of $172,105.  The Company held trust preferred securities in the available for sale portfolio with an aggregate market value of $1,381,387 and an unrealized loss of $1,074,655 at June 30, 2009.  The Company also held trust preferred securities in the held to maturity portfolio with a cost of $992,904 and an unrealized loss of $809,442 at June 30, 2009.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of June 30, 2009.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.9% of the Company’s net revenues for the six month period ended June 30, 2009 and 83.4% of net revenues for the six-month period ended June 30, 2008. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the six month periods ended June 30, 2009 and 2008, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$1,930,829	$32,665	3.41%	$3,315,021	$45,948	2.80%
Investment Securities:
Taxable	108,255,221	2,419,310	4.51%	75,859,885	1,891,743	5.03%
Tax-exempt	12,915,459	373,725	5.84%	14,905,787	421,912	5.71%
Total	121,170,680	2,793,035	4.65%	90,765,672	2,313,655	5.14%

Loan Portfolio:
Construction	92,634,819	2,809,468	6.12%	125,325,518	4,465,079	7.18%
Residential real estate	11,231,769	333,877	5.99%	10,262,589	326,308	6.41%
Home Equity	14,957,939	438,081	5.91%	14,846,031	483,102	6.56%
Commercial and commercial real estate	136,927,234	4,728,139	6.96%	124,908,153	4,606,553	7.44%
Mortgage warehouse lines	122,836,692	2,792,042	4.58%	42,836,780	1,052,384	4.95%
Installment	809,691	32,657	8.13%	1,406,142	55,781	8.00%
All Other Loans	31,372,046	1,166,987	7.50%	25,666,806	1,147,211	9.01%
Total	410,770,190	12,301,251	6.04%	345,252,019	12,136,418	7.09%

Total Interest-Earning Assets	533,871,699	15,126,951	5.71%	439,332,712	14,496,021	6.65%

Allowance for Loan Losses	(3,948,215)			(3,503,487)
Cash and Due From Bank	37,090,915			11,230,919
Other Assets	21,097,384			21,353,707
Total Assets	$588,111,783			$468,413,851
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$97,677,148	$967,521	2.00%	$86,246,257	$1,054,068	2.46%
Savings Accounts	123,068,983	1,316,408	2.16%	74,058,876	957,054	2.61%
Certificates of Deposit	175,994,379	2,744,454	3.14%	137,599,681	3,021,208	4.43%
Other Borrowed Funds	32,525,967	725,197	4.50%	34,161,538	778,956	4.60%
Trust Preferred Securities	18,557,000	532,975	5.79%	18,557,000	533,997	5.80%
Total Interest-Bearing Liabilities	447,823,477	6,286,555	2.83%	350,623,352	6,345,283	3.65%

Net Interest Spread			2.88%			3.00%

Demand Deposits	78,934,727			71,276,343
Other Liabilities	5,537,806			4,842,204
Total Liabilities	532,296,010			426,741,899
Shareholders’ Equity	55,815,773			41,671,952
Total Liabilities and Shareholders’ Equity	$588,111,783			$468,413,851

Net Interest Margin		$8,840,396	3.34%		$8,150,738	3.74%

The Company’s net interest income increased by $705,286, or 8.8%, to $8,719,189 for the six months ended June 30, 2009 from the $8,013,903 reported for the six months ended June 30, 2008. The increase in net interest income was attributable to increased volume, which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $94,538,987, or 21.5%, to $533,871,699 for the six month period ended June 30, 2009 from $439,332,712 for the six month period ended June 30, 2008.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 94 basis points to 5.71% for the six month period ended June 30, 2009 when compared to 6.65% for the six month period ended June 30, 2008.

Average interest bearing liabilities increased by $97,200,125, or 27.7%, to $447,823,477 for the six month period ended June 30, 2009 from $350,623,352 for the six month period ended June 30, 2008.  Overall, the cost of total interest bearing liabilities decreased 82 basis points to 2.83% for the six months ended June 30, 2009 compared to 3.65% for the six months ended June 30, 2008.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.34% for the six months ended June 30, 2009 compared to 3.74% the six months ended June 30, 2008.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2009 was $1,799,976, an increase of $208,695, or 13.1%, over non-interest income of $1,591,281 for the six months ended June 30, 2008.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues increased by $71,310, or 18.6%, to $454,754 for the six months ended June 30, 2009 from the $383,444 for the six months ended June 30, 2008. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first six months of 2009 compared to the first six months of 2008.

Gain on sales of loans increased by $17,583, or 3.0%, to $613,186 for the six months ended June 30, 2009 when compared to $595,603 for the six months ended June 30, 2008.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the first half of 2009 compared to the first half of 2008, while the margin earned as a result of these sales in the first half of 2009 has decreased from that of the first half of 2008 due to the lower level of interest rates in the first half of 2009.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $193,327 for the six months ended June 30, 2009 compared to $184,645 for the six months ended June 30, 2008. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $538,709 for the six months ended June 30, 2009, compared to $427,589 for the six months ended June 30, 2008.

Non-Interest Expense

Non-interest expenses increased by $1,790,810, or 25.5%, to $8,822,302 for the six months ended June 30, 2009 from $7,031,492 for the six months ended June 30, 2008. The following table presents the major components of non-interest expenses for the six months ended June 30, 2009 and 2008.

Non-interest Expenses
	Six months ended June 30,
	2009	2008
Salaries and employee benefits	$4,521,395	$4,051,127
Occupancy expenses	895,672	864,438
Equipment expense	322,438	291,374
Marketing	82,214	139,535
Data processing services	535,880	429,592
Regulatory, professional and other fees	703,603	419,883
FDIC insurance expense	803,783	71,661
Office expense	271,036	285,697
All other expenses	686,282	478,185
	$8,822,302	$7,031,492

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $470,268, or 11.6%, to $4,521,395 for the six months ended June 30, 2009 compared to $4,051,127 for the six months ended June 30, 2008. The increase in salaries and employee benefits for the six months ended June 30, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 119 full-time equivalent employees at June 30, 2009 as compared to 108 full-time equivalent employees at June 30, 2008.

Regulatory, professional and other fees increased by $283,720, or 67.6%, to $703,603 for the six months ended June 30, 2009 compared to $419,883 for the six months ended June 30, 2008.  During the first six months of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the second quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

The cost of FDIC deposit insurance has increased to $803,783 for the six months ended June 30, 2009 from $71,661 for the six months ended June 30, 2008.  The FDIC has recently increased significantly the assessment rate for deposit insurance industry-wide.  In addition, the second quarter of 2009, the FDIC announced that a special assessment to replenish the deposit insurance fund will be collected on September 30, 2009.  The special assessment will be imposed on each insured institution’s total assets minus its Tier 1 Capital as reported in its June 30, 2009 Report of Condition.  The special assessment is capped at 10 basis points times the institution’s assessment base as reported on June 30, 2009.  Under U.S. generally accepted accounting principals, the full amount of the estimated special assessment was accrued as a liability and an expense in the quarter ended June 30, 2009.

Data processing services increased by $106,288, or 24.7%, to $535,880 for the six months ended June 30, 2009 compared to $429,592 for the six months ended June 30, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

All other expenses increased by $208,097, or 43.5%, to $686,282 for the six months ended June 30, 2009 compared to $478,185 for the six months ended June 30, 2008.  The primary cause for the current year increase was due to the costs incurred to maintain the Bank’s other real estate owned properties.  Other Real Estate owned expenses increased by $65,619 to $110,971 for the six months ended June 30, 2009 compared to $45,352 for the six months ended June 30, 2008.  Additional current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses, All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 83.9% for the six months ended June 30, 2009, compared to 73.2% for the six months ended June 30, 2008.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses.

Income Taxes

The Company had an income tax benefit of $102,437 for the six months ended June 30, 2009 compared to an income tax expense of $693,649 for the six months ended June 30, 2008.  The current period income tax benefit was primarily due to (1) a significantly lower level of pretax income in the first six months of 2009 compared with the first six months of 2008 and (2) the reversal of an over-accrual of income taxes that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

Pretax income decreased to $908,863 for the six months ended June 30, 2009 from $2,213,692 for the six months ended June 30, 2008.  The decrease is due primarily to current period increases in non-interest expenses relating to professional fees and expenses related to operating the Bank’s other real estate owned properties, FDIC insurance premiums and to an increase in the loan loss provision for the three months ended June 30, 2009, which resulted from a higher level of non-performing assets at June 30, 2009 compared to June 30, 2008.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense.

Financial Condition

June 30, 2009 Compared with December 31, 2008

Total consolidated assets at June 30, 2009 were $618,444,733, representing an increase of $72,158,204, or 13.2%, from $546,286,529 at December 31, 2008.  The asset growth was focused in cash and cash equivalents, loans held for sale, and in our loan portfolio.  The primary funding for asset growth came from deposits.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2009 totaled $48,090,458 compared to $14,333,119 at December 31, 2008. Cash and cash equivalents at June 30, 2009 consisted of cash and due from banks of $48,079,083 and Federal funds sold/short term investments of $11,375. The corresponding balances at December 31, 2008 were $14,321,777 and $11,342, respectively.  The increase was due primarily to timing of cash flows related to the Bank’s business activities. Management has invested this liquidity as market rates have improved subsequent to June 30, 2009. Aggregate investment security purchases of $9,000,000 and $21,500,000 were made in July 2009 and August 2009, respectively.

Loans Held for Sale

Loans held for sale at June 30, 2009 amounted to $24,486,425 compared to $5,702,082 at December 31, 2008. The primary cause for this increase was a significantly higher volume of mortgage loan refinance activity during the first half of 2009 compared with the level of activity during 2008. As indicated in the Consolidated Statement of Cash Flows, the amount of loans originated for sale was $85,249,642 for the first half of 2009 compared with $43,010,217 for the first six months of 2008. This increased volume has lengthened the operational processing time for the loans as they migrate from origination to ultimate funding by investors.

Investment Securities

Investment securities represented 20.1% of total assets at June 30, 2009 and 23.8% at December 31, 2008. Total investment securities decreased $5,498,293, or 4.2%, to $124,529,307 at June 30, 2009 from $130,027,600 at December 31, 2008.  Due to the continued low level of market interest rates during the first six months of 2009, combined with strong loan and deposit growth, funds were used primarily to fund loan portfolio growth and secondarily to purchase investment securities at a reduced net interest spread.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities and mortgage-backed securities, with smaller amounts of municipal obligations, corporate debt and restricted stock.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2009, securities available for sale totaled $89,129,081, which is a decrease of $4,347,942, or 4.7%, from securities available for sale totaling $93,477,023 at December 31, 2008.

At June 30, 2009, the securities available for sale portfolio had net unrealized gains of $1,027,397, compared to net unrealized gains of $926,166 at December 31, 2008.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of Accumulated other comprehensive loss.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held to maturity portfolio consists primarily of U.S. Government and Federal agency securities, mortgage-backed securities and obligations of states and political subdivisions, with a smaller amount of corporate debt obligations.  At June 30, 2009, securities held to maturity were $35,400,226, a decrease of $1,150,351, or 3.1%, from $36,550,577 at December 31, 2008.  The fair value of the held to maturity portfolio at June 30, 2009 was $34,984,388, resulting in a net unrealized loss of $415,838.

During the six months ended June 30, 2009, the Company purchased securities in the amounts of $23,737,730 and $1,619,834 for the available for sale portfolio and held to maturity portfolio, respectively.  During this same period, $30,924,524 in proceeds from maturities and repayments were received.

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

The following table sets forth the classification of loans by major category at June 30, 2009 and December 31, 2008.

Loan Portfolio Composition	June 30, 2009		December 31, 2008
Component	Amount	% of total	Amount	% of total
Construction loans	$90,769,503	22%	$94,163,997	25%
Residential real estate loans	10,908,031	3%	11,078,402	3%
Commercial business	56,294,413	14%	57,528,879	15%
Commercial real estate	96,228,145	24%	90,904,418	24%
Mortgage warehouse lines	134,089,494	33%	106,000,231	28%
Loans to individuals	15,088,195	4%	16,797,194	5%
Deferred loan fees and costs	584,686	0%	647,673	0%
All other loans	214,016	0%	227,622	0%
	$404,176,483	100%	$377,348,416	100%

The loan portfolio increased by $26,828,067, or 7.1%, to $404,176,483 at June 30, 2009, compared to $377,348,416 at December 31, 2008.  The construction loan portfolio decreased by $3,394,494, or 3.6%, to $90,769,503 at June 30, 2009 compared to $94,163,997 at December 31, 2008.  This current period decrease is a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to building the balance of the lesser risk mortgage warehouse lines.  In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $134,089,494 and $106,000,231 in outstanding Warehouse Line of Credit advances at June 30, 2009 and December 31, 2008, respectively.

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

Non-performing loans increased by $1,869,397 to $5,221,174 at June 30, 2009 from $3,351,777 at December 31, 2008, as the disruptions in the financial system and the real estate market during the past year have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after June 30, 2009.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.  As the table demonstrates, non-performing loans to total loans increased to 1.29% at June 30, 2009 from 0.89% at December 31, 2008.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2009	2008
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	5,221,174	3,351,777
Total non-performing loans	5,221,174	3,351,777
Other real estate owned	3,234,042	4,296,536
Total non-performing assets	$8,455,216	$7,648,313

Non-performing loans to total loans	1.29%	0.89%
Non-performing assets to total assets	1.37%	1.40%

Non-performing assets increased by $806,903 to $8,455,216 at June 30, 2009 from $7,648,313 at December 31, 2008.  Other real estate owned decreased by $1,062,494 to $3,234,042 at June 30, 2009 from $4,296,536 at December 31, 2008. During the first six months of 2009, the Bank acquired other real estate owned securing loans in the principal amount of $1,031,527 in full satisfaction of a loan in foreclosure. During the first six months of 2009, management was successful in selling $2,390,489 of other real estate owned without incurring any losses. The Bank continues to complete the remaining units of an 18-unit condominium project for which it has, as of June 30, 2009, commitments from individual buyers to purchase. Subsequent to June 30, 2009 and prior to the date of this report, the Bank sold two properties of other real estate owned amounting to $860,794 in the aggregate without incurring a loss.

Non-performing assets represented 1.37% of total assets at June 30, 2009 and 1.40% at December 31, 2008.

The Bank had no loans classified as restructured loans at June 30, 2009 or December 31, 2008.

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

All, or part, of the principal balance of commercial and commercial real estate loans and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At June 30, 2009, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Balance, beginning of period	$3,684,764	$3,348,080	$3,348,080
Provision charged to operating expenses	788,000	640,000	360,000

Loans charged off:
Construction loans	-	(53,946)	(53,946)
Residential real estate loans	-	(31,865)	-
Commercial and commercial real estate	(270,790)	(220,565)	(18,368)
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	(270,790)	(306,376)	(72,314)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	1,559	3,060	-
Loans to individuals	5,200	-	-
Lease financing	-	-	-
All other loans	-	-	-
	6,759	3,060	0

Net (charge offs)	(264,031)	(303,316)	(72,314)
Balance, end of period	$4,208,733	$3,684,764	$3,635,766

Loans:
At period end	$404,176,483	$377,348,416	$363,623,631
Average during the period	393,845,224	340,666,744	345,252,017
Net annualized charge offs to average loans outstanding	(0.13% )	(0.09% )	(0.04% )
Allowance for loan losses to:
Total loans at period end	1.04%	0.98%	1.00%
Non-performing loans	80.61%	109.93%	147.14%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $788,000 for the six months ended June 30, 2009 and $360,000 for the six months ended June 30, 2008.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $3,394,494 reduction in higher risk construction loans and a $28,089,263 increase in lower risk mortgage warehouse lines, the total loan portfolio grew by 7.1% from December 31, 2008 to June 30, 2009. In addition, non-performing loans increased by $1,869,397. Growth in both portfolios and non-performing loans necessitated the increased provision.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as to take into consideration that the real estate market conditions remained weak.  Net charge-offs/recoveries amounted to a net charge-off of $264,031 for the six months ended June 30, 2009.

At June 30, 2009, the allowance for loan losses was $4,208,733 compared to $3,684,764 at December 31, 2008, an increase of $523,969, or 14.2%.  The ratio of the allowance for loan losses to total loans at June 30, 2009 and December 31, 2008 was 1.04% and 0.98%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 80.61% at June 30, 2009, compared to 109.93% at December 31, 2008. Management believes the quality of the loan portfolio remains sound considering the state of the New Jersey economy and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

At June 30, 2009, total deposits were $505,761,524, an increase of $91,076,793, or 22.0%, from $414,684,731 at December 31, 2008.  The primary causes for this increase were the successful introduction of the Bank’s internet bank, 1STConstitutionDirect.com, which opened in late 2008 and the continued expansion of our mortgage warehouse line of credit relationships.  1STConstitutionDirect.com offers competitive rates on savings accounts and continues to facilitate growth  in new accounts and deposit balances.

Savings accounts increased by $61,771,921, or 74.1%, to $145,182,326 at June 30, 2009 compared to $83,410,405 at December 31, 2008.  The accounts of 1STConstitutionDirect.com are included in this component of total deposits and increased to $46,235,889 at June 30, 2009 from $19,063,938 at December 31, 2008.

Interest bearing demand deposits increased by $15,102,952, or 18.2%, to $97,945,365 at June 30, 2009, compared to $82,842,413 at December 31, 2008, as the Bank continued to require customers of its Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the respective loan balances.

The following table summarizes deposits at June 30, 2009 and December 31, 2008.

	June 30,2009	December 31, 2008
Demand
Non-interest bearing	$86,778,192	$71,772,486
Interest bearing	97,945,365	82,842,413
Savings	145,182,326	83,410,405
Time	175,855,641	176,659,427
	$505,761,524	$414,684,731

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $30,500,000 at June 30, 2009, consisting of long-term FHLB borrowings of $30,500,000.  The balance of borrowings at December 31, 2008 was $51,500,000 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1,084,099, or 1.9%, to $56,703,751 at June 30, 2009, from $55,619,652 at December 31, 2008.  Book value per common share increased by $0.08, or 0.8%, to $10.62 at June 30, 2009 from $10.54 at December 31, 2008.  The ratio of shareholders’ equity to total assets was 9.17% and 10.18% at June 30, 2009 and December 31, 2008, respectively.  The increase in shareholders’ equity was primarily the result of net income of $1,011,300 and $169,515 in other comprehensive income, partially offset by, among other items, the $311,668 in dividends recorded on the Company’s Preferred Stock Series B.

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

In addition, EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives.  The Stimulus Package Act contains further limitations on the payment of compensation to certain executives of the Company or the Bank, the claw-back of certain compensation paid to certain executives of the Company or the Bank and imposes new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares, if any, made during the quarter ended June 30, 2009 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2009 and December 31, 2008 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Company
Total Capital to Risk Weighted Assets	$77,569,672	17.08%	$36,336,395	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	73,360,939	16.15%	18,168,198	>4%	N/A	N/A
Tier 1 Capital to Average Assets	73,360,939	12.15%	24,150,172	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$76,144,628	16.80%	$36,266,640	>8%	$45,333,300	>10%
Tier 1 Capital to Risk Weighted Assets	71,935,895	15.87%	18,133,320	>4%	27,199,980	>6%
Tier 1 Capital to Average Assets	71,935,895	11.94%	24,108,211	>4%	30,135,264	>5%

As of December 31, 2008
Company
Total Capital to Risk Weighted Assets	$76,475,124	17.90%	$34,184,717	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	72,790,360	17.03%	17,092,359	>4%	N/A	N/A
Tier 1 Capital to Average Assets	72,790,360	14.05%	20,715,932	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$75,316,536	17.67%	$34,096,080	>8%	$42,620,100	>10%
Tier 1 Capital to Risk Weighted Assets	71,631,772	16.81%	17,048,040	>4%	25,572,060	>6%
Tier 1 Capital to Average Assets	71,631,772	13.88%	20,636,440	>4%	25,795,550	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2009, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  This legislation, among other things, authorized the Secretary of Treasury to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”).  EESA has been interpreted by the Department of Treasury (the “Treasury”) to allow it to make direct equity investments in QFIs.  Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury was authorized to purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP.  The Treasury’s investment in an individual QFI could not exceed the lesser of 3% of the QFIs risk-weighted assets or $25 billion and could not be less than 1% of risk-weighted assets.  QFIs had until November 14, 2008 to elect to participate in the CPP.  The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA also increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance.  These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI.  In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup, or claw-back, any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive.  Participation in the CPP also results in certain restrictions on the QFIs dividend and stock repurchase activities.  These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI. These restrictions were expanded by amendments to EESA included in the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) and interim final regulations announced by the Treasury on June 10, 2009, which are discussed below.

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

The Stimulus Act, which was signed into law on February 17, 2009, imposes extensive new restrictions applicable to the Company as a  participant in the TARP. The new restrictions include, without limitation, additional limits on executive compensation such as, subject to certain exceptions, prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee except for the payment of long-term restricted stock grants; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the claw-back required by EESA to certain other highly compensated employees. The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by the Company’s chief executive officer and chief financial officer that we have complied with the standards in the Stimulus Act.  The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.

On June 10, 2009, the Treasury issued an Interim Final Rule (the “Interim Final Rule”) that provides guidance on the executive compensation and corporate governance provisions of EESA, as amended by the Stimulus Act, that apply to entities that received financial assistance under the TARP.  In summary, the Interim Final Rule as applied to the Company requires the following:

•
At least every six months, the Compensation Committee of the board of directors (the “Compensation Committee”) must discuss, evaluate and review with the Company’s senior risk officers the compensation plans for senior executive officers (“SEO”) and compensation plans for other employees and the risks such plans pose so that they do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company.  For this purpose, SEO is generally defined as the group of five individuals, including all of the Company’s named executive officers identified as such in the Company’s annual filings with the SEC;

•
At least every six months, the Compensation Committee must discuss, evaluate, and review the employee compensation plans of the Company to ensure that those plans do not encourage the manipulation of reported earnings of the Company to enhance the compensation of any of the Company’s employees;

•
At least once per fiscal year, the Compensation Committee shall provide a narrative description of how the SEO compensation plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company including how these SEO compensation plans do not encourage behavior focused on short-term results rather than long-term value creation;

•	The Compensation Committee must certify the completion of the required reviews of the compensation plans;

•
The Company must ensure that any bonus payment made to an SEO or the next 20 most highly compensated employees during the TARP period is subject to a provision for recovery or “clawback” by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•
The Company must prohibit any golden parachute payment to an SEO or any of the next five most highly compensated employees during the TARP period.  For this purpose, a golden parachute payment includes any payment for the departure from the Company for any reason, or any payment due to a change in control;

•
The Company must prohibit the payment or accrual of any bonus, retention or incentive payment during the TARP period to the Company’s most highly compensated employee.  Exceptions exist for certain types of long term restricted stock, as well as payments that are required pursuant to binding, unchanged agreements that were in place on February 11, 2009;

•	The Company is required to annually disclose any perquisites whose total value for the fiscal year exceeds $25,000 for the most highly compensated employee;

•
The Compensation Committee must provide annually a narrative description of whether the Company, the board of directors, or the Compensation Committee has engaged a compensation consultant, and all types of services provided by such compensation consultant in the prior three years;

•	The Company is generally prohibited from providing (formally or informally) tax gross-ups of any kind to any of the SEOs and the next 20 most highly compensated employees;

•
The board of directors of the Company must (i) adopt an excessive or luxury expenditures policy, (ii) provide the policy to the Treasury and the recipient’s primary regulatory agency, and (iii) post the text of the policy on its own website;

•	Any proxy or consent or authorization for an annual or other meeting of the Company’s shareholders must permit a separate shareholder vote to approve the compensation of executives; and

•	The Company’s principal executive officer and principal financial officer must certify as to compliance with the Interim Final Rule for each year in which the TARP obligations remain outstanding.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact, EESA, the Stimulus Act, interim final regulations announced by the Treasury on June 10, 2009, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

Liquidity

At June 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At June 30, 2009, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $47,534,500 plus a One-Month Overnight Repricing Line of Credit of $47,534,500. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2009, the balance of cash and cash equivalents was $48,090,458.

Net cash used in operating activities totaled $15,664,512 for the six months ended June 30, 2009 compared to net cash used in operating activities of $2,752,273 for the six months ended June 30, 2008. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $20,592,176 in the six months ended June 30, 2009, compared to $61,371,667 used in investing activities in the six months ended June 30, 2008. The current period amount was primarily the result of an increase in the loan portfolio and purchases of securities.

Net cash provided by financing activities amounted to $70,014,027 in the six months ended June 30, 2009, compared to $75,068,655 provided by financing activities in the six months ended June 30, 2008. The current period amount resulted primarily from an increase in deposits, partially offset by repaid short-term borrowings,  during the six months period ended June 30, 2009.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2009, maturities and prepayments of investment securities totaled $30,924,524.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2009	April 30, 2009	-	$-	-	156,926
May 1, 2009	May 31, 2009	-	-	-	156,926
June 1, 2009	June 30, 2009	-	-	-	156,926
Total		0	$0.00	0	156,926

(1)
The Company’s common stock repurchase program covers a maximum of 185,787 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the annual stock dividends, including the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009.

As a result of the Company’s issuance on December 23, 2008 of Preferred Stock Series B and a warrant to purchase common stock to the Treasury as part of its TARP CPP, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 21, 2009.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 3,763,437 shares of common stock of a total number of 4,226,943 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, Charles S. Crow, III and David C. Reed were re-elected as Class I directors of the Company, with 3,582,654 votes cast for and 180,783 votes withheld. Directors whose term of office continued following the meeting were Frank E. Walsh III, William M. Rue and Robert F. Mangano.

An vote of the shareholders was taken at the Annual Meeting to approve an advisory proposal regarding the compensation of the Company’s named executive officers, as described in the Company’s proxy statement for the Annual Meeting.  The advisory proposal was approved by the shareholders, with 3,349,930 shares voting in favor of the advisory proposal and 267,739 shares voting against the advisory proposal. There were 145,768 abstentions and broker non-votes.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify the appointment of Beard Miller Company LLP as the Company’s independent auditor for the year ending December 31, 2009. The proposal was approved by the shareholders, with 3,392,495 shares voting in favor of the proposal and 105,540 shares voting against the proposal. There were 265,402 abstentions and broker non-votes.

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

1ST CONSTITUTION BANCORP

Date: August 13, 2009	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)