Form 10-Q
period 2009-09-30
1ST CONSTITUTION BANCORP
filed 2009-11-13
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or
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

As of November 6, 2009, there were 4,267,421 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets
		(unaudited) at September 30, 2009
		and December 31, 2008	1

		Consolidated Statements of Income
		(unaudited) for the Three Months and Nine Months Ended
		September 30, 2009 and September 30, 2008	2

		Consolidated Statements of Changes in Shareholders’ Equity
		(unaudited) for the Nine Months Ended
		September 30, 2009 and September 30, 2008	3

		Consolidated Statements of Cash Flows
		(unaudited) for the Nine Months Ended
		September 30, 2009 and September 30, 2008	4

		Notes to Consolidated Financial Statements (unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 6.	Exhibits	39

SIGNATURES			40

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2009	December 31, 2008
ASSETS
CASH AND DUE FROM BANKS	$87,327,270	$14,321,777

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,380	11,342

Total cash and cash equivalents	87,338,650	14,333,119

INVESTMENT SECURITIES:
Available for sale, at fair value	133,257,485	93,477,023
Held to maturity (fair value of $36,125,840 and $36,140,379 at September 30, 2009 and December 31, 2008, respectively)	36,139,266	36,550,577

Total investment securities	169,396,751	130,027,600

LOANS HELD FOR SALE	16,786,717	5,702,082

LOANS	375,723,296	377,348,416
Less- Allowance for loan losses	(4,111,914)	(3,684,764)

Net loans	371,611,382	373,663,652

PREMISES AND EQUIPMENT, net	2,096,904	2,302,489
ACCRUED INTEREST RECEIVABLE	2,123,538	2,192,601
BANK-OWNED LIFE INSURANCE	10,221,417	9,929,204
OTHER REAL ESTATE OWNED	2,711,043	4,296,536
OTHER ASSETS	5,354,431	3,839,246

Total assets	$667,640,833	$546,286,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$75,400,282	$71,772,486
Interest bearing	480,772,299	342,912,245

Total deposits	556,172,581	414,684,731

BORROWINGS	27,500,000	51,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,861,907	1,984,102
ACCRUED EXPENSES AND OTHER LIABILITIES	5,646,385	3,941,044

Total liabilities	609,737,873	490,666,877

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding at September 30, 2009 and December 31, 2008	11,446,279	11,387,828
Common stock, no par value; 30,000,000 shares authorized; 4,276,764 and 4,204,202 shares issued and 4,267,421 and 4,198,871 shares outstanding at September 30, 2009 and December 31, 2008, respectively	35,540,270	35,180,433
Retained earnings	10,743,839	9,653,923
Treasury Stock, at cost, 9,343 and 5,331 shares at September 30, 2009 and December 31, 2008, respectively	(65,504)	(53,331)
Accumulated other comprehensive income (loss)	238,076	(549,201)

Total shareholders’ equity	57,902,960	55,619,652

Total liabilities and shareholders’ equity	$667,640,833	$546,286,529

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2009	2008	2009	2008
Loans, including fees	$6,094,031	$6,199,531	$18,395,282	$18,335,949
Securities
Taxable	1,211,220	992,777	3,630,530	2,884,520
Tax-exempt	120,790	140,322	373,308	425,399
Federal funds sold and short-term investments	41,134	56,623	73,799	102,571
Total interest income	7,467,175	7,389,253	22,472,919	21,748,439

INTEREST EXPENSE
Deposits	2,511,377	2,563,263	7,539,760	7,595,593
Securities sold under agreement to repurchase and other borrowed funds	335,789	372,555	1,060,986	1,151,511
Redeemable subordinated debentures	270,480	265,745	803,455	799,742
Total interest expense	3,117,646	3,201,563	9,404,201	9,546,846
Net interest income	4,349,529	4,187,690	13,068,718	12,201,593
Provision for loan losses	505,000	175,000	1,293,000	535,000
Net interest income after provision for loan losses	3,844,529	4,012,690	11,775,718	11,666,593

NON-INTEREST INCOME
Service charges on deposit accounts	225,772	257,977	680,526	641,421
Gain on sale of loans	596,991	298,342	1,210,177	893,945
Income on bank-owned life insurance	98,886	97,901	292,213	282,546
Other income	311,548	302,554	840,134	730,143
Total non-interest income	1,233,197	956,774	3,023,050	2,548,055

NON-INTEREST EXPENSE
Salaries and employee benefits	2,595,934	2,177,318	7,117,329	6,228,445
Occupancy expense	464,799	459,958	1,360,471	1,324,396
Data Processing expenses	281,177	230,618	817,057	660,210
FDIC insurance expenses	183,386	58,941	987,169	130,602
Other operating expenses	824,810	981,991	2,880,259	2,596,665
Total non-interest expenses	4,350,106	3,908,826	13,162,285	10,940,318
Income before income taxes	727,620	1,060,638	1,636,483	3,274,330

INCOME TAXES	106,386	278,244	3,949	971,893
Net income	621,234	782,394	1,632,534	2,302,437
Dividends and accretion on preferred stock	176,983	-	542,618	-
Net income available to common shareholders	$444,251	$782,394	$1,089,916	$2,302,437

NET INCOME PER COMMON SHARE
Basic	$0.10	$0.19	$0.26	$0.55
Diluted	$0.10	$0.18	$0.26	$0.54

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

BALANCE, January 1, 2008	$-	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

Adjustment to initially apply EITF 06-4			(329,706)			(329,706)
Exercise of stock options, net of issuance of vested shares under benefit programs		146,711		35,584		182,295

Share-based compensation		92,182				92,182

Treasury stock, shares acquired at cost				(46,417)		(46,417)

Comprehensive Income:
Net Income for the nine months ended September 30, 2008			2,302,437			2,302,437

Unrealized loss on securities available for sale, net of tax benefit					(19,319)	(19,319)

Unrealized loss on interest rate swap contract net of tax benefit					(158,355)	(158,355)
Minimum pension liability net of tax benefit					72,538	72,538

Comprehensive Income						2,197,301

Balance, September 30, 2008	$-	$32,753,829	$10,982,686	$(29,221)	$(638,322)	$43,068,972

Balance, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

Share-based compensation		64,517				64,517

Treasury stock, shares acquired at cost				(70,478)		(70,478)

Exercise of stock options, net and issuance of vested shares under benefit programs		295,320		58,305		353,625

Dividends on preferred stock			(461,667)			(461,667)

Preferred stock issuance cost	(22,500)					(22,500)

Accretion of discount on preferred stock	80,951		(80,951)			0

Comprehensive Income:
Net Income for the nine months ended September 30, 2009			1,632,534			1,632,534

Minimum pension liability, net of tax benefit					51,436	51,436

Unrealized gain on securities for sale net of tax benefit					643,735	643,735
Unrealized gain on interest rate swap contract net of tax benefit					92,106	92,106

Comprehensive Income						2,419,811

Balance, September 30, 2009	$11,446,279	$35,540,270	$10,743,839	$(65,504)	$238,076	$57,902,960

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,632,534	$2,302,437
Adjustments to reconcile net income
to net cash used in operating activities-
Provision for loan losses	1,293,000	535,000
Depreciation and amortization	480,488	530,000
Net amortization of premiums and discounts on securities	24,780	69,011
Gains on sales of other real estate owned	(27,776)	-
Gain on sales of loans held for sale	(1,210,177)	(893,945)
Originations of loans held for sale	(121,742,676)	(65,535,874)
Proceeds from sales of loans held for sale	111,868,218	63,229,572
Income on Bank – owned life insurance	(292,213)	(282,546)
Share-based compensation expense	176,517	243,827
Decrease in accrued interest receivable	69,063	497,977
(Increase) in other assets	(2,145,550)	(606,656)
Decrease in accrued interest payable	(122,195)	(111,577)
Increase (decrease) in accrued expenses and other liabilities	1,757,356	(1,042,190)

Net cash used in operating activities	(8,238,631)	(1,064,964)

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(78,656,269)	(33,765,333)
Held to maturity	(1,619,834)	-
Proceeds from maturities and prepayments of securities -
Available for sale	40,082,916	21,813,162
Held to maturity	1,950,349	7,363,599
Net increase in loans	(1,069,417)	(68,194,698)
Additional investment in other real estate owned	(400,991)	(1,706,937)
Proceeds from sales of other real estate owned	3,842,947	1,049,582
Capital expenditures	(247,369)	(163,611)

Net cash used in investing activities	(36,117,668)	(73,604,236)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of Treasury Stock	353,625	182,295
Purchase of Treasury Stock	(70,478)	(46,417)
Dividend paid on preferred stock	(386,667)	-
Preferred stock issuance costs paid	(22,500)	-
Net increase in demand, savings and time deposits	141,487,850	61,244,848
Net (decrease) increase in borrowings	(24,000,000)	21,600,000

Net cash provided by financing activities	117,361,830	82,980,726

Increase in cash and cash equivalents	73,005,531	8,311,526

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,333,119	7,548,102

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$87,338,650	$15,859,628

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$9,526,396	$9,658,423
Income taxes	329,160	2,380,200
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	1,828,687	1,389,181

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2009 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through November 13, 2009, the date these financial statements were issued.

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

	Three Months Ended September 30, 2009
	Income	Weighted- average shares	Per share amount
Basic Earnings Per Common Share
Net income	$621,234
Preferred stock dividends and accretion	(176,983)
Income available to common shareholders	444,251	4,267,614	$0.10

Effect of dilutive securities
Stock options and unvested stock awards		21,077

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$444,251	4,288,691	$0.10

	Three Months Ended September 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$782,394
Preferred stock dividends and accretion	0
Income available to common shareholders	782,394	4,197,078	$0.19

Effect of dilutive securities
Stock options and unvested stock awards		37,476

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$782,394	4,234,553	$0.18

	Nine Months Ended September 30, 2009
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$1,632,534
Preferred stock dividends and accretion	(542,618)
Income available to common shareholders	1,089,916	4,246,960	$0.26

Effect of dilutive securities
Stock options and unvested stock awards		11,540

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$1,089,916	4,258,500	$0.26

	Nine Months Ended September 30, 2008
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$2,302,437
Preferred stock dividends and accretion	-
Income available to common shareholders	2,302,437	4,191,844	$0.55

Effect of dilutive securities
Stock options and unvested stock awards		44,503

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$2,302,437	4,236,347	$0.54

(3)           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$74,172,919	$361,104	$(28,565)	$74,505,458
Residential collateralized mortgage obligations	5,538,737	65,426	(106,870)	5,497,293
Residential mortgage backed securities	44,116,647	2,674,046	-	46,790,693
Obligations of State and
Political subdivisions	3,180,401	60,207	(87,058)	3,153,550
Trust preferred debt securities	2,456,622	-	(861,031)	1,595,591
Restricted stock	1,689,900	-	-	1,689,900
Mutual fund	25,000	-	-	25,000

	$131,180,226	$3,160,783	$(1,083,524)	$133,257,485

Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government sponsored corporations and agencies	$10,000,000	$25,000	$0	$10,025,000
Residential collateralized mortgage obligations	5,915,485	196,353	-	6,111,838
Residential mortgage backed securities	6,401,723	96,450	(17,302)	6,480,871
Obligations of State and
Political subdivisions	8,940,998	320,507	-	9,261,505
Trust preferred debt securities	992,905	-	(756,051)	236,854
Corporate bonds	3,888,155	121,617	-	4,009,772

	$36,139,266	$759,927	$(773,353)	$36,125,840

Restricted stock at September 30, 2009 consists of $1,674,900 of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$3,468,637	$3,485,646
Due after one year through five years	53,615,661	53,962,705
Due after five years through ten years	28,711,108	29,137,695
Due after ten years	45,384,820	46,671,439
Total	$131,180,226	$133,257,485

Held to maturity-
Due in one year or less	$12,837,245	$12,914,790
Due after one year through five years	4,492,703	4,659,975
Due after five years through ten years	5,562,003	5,761,873
Due after ten years	13,247,315	12,789,202
Total	$36,139,266	$36,125,840

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 are as follows:

September 30, 2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	6	$8,721,435	$(28,565)	$-	$-	$8,721,435	$(28,565)

Residential mortgage backed securities	1	2,914,489	(17,302)	-	-	2,914,489	(17,302)

Residential collateralized mortgage obligations	3	583,825	(848)	466,163	(106,022)	1,049,988	(106,870)

Obligations of State and Political Subdivisions	1	929,225	(87,058)	-	-	929,225	(87,058)

Trust preferred securities	5	0	0	1,832,445	(1,617,082)	1,832,445	(1,617,082)

Total temporarily impaired securities	16	$13,148,974	$(133,773)	$2,298,608	$(1,723,104)	$15,447,582	$(1,856,877)

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

                Collateralized mortgage obligations and mortgaged-backed securities: The unrealized losses on investments in collateral mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

The Company’s stock plans authorize the issuance of an aggregate of 1,119,022 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s stock plans, Options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s common stock.  As of September 30, 2009, there were 255,956 shares of common stock (as adjusted for the 5% stock dividend declared December 18, 2008 and paid February 2, 2009 to shareholders of record on January 20, 2009) available for Options or Stock Awards under the Company’s stock plans.

Stock-based compensation expense related to Options was $64,517 and $92,182 for the nine months ended September 30, 2009 and 2008, respectively.

Option transactions under the Company’s stock plans during the nine months ended September 30, 2009 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	164,041	$9.92
Options Granted	36,520	9.08
Options Exercised	(53,218)	4.70
Options Forfeited	-	-
Options Expired	-	-
Outstanding at September 30, 2009	147,343	$11.60	6.4	$34,367

Exercisable at September 30, 2009	96,041	$11.63	5.2	$34,367

The total intrinsic value (market value on date of exercise less grant price) of Options exercised during the nine month period ended September 30, 2009 was $83,322.

Significant assumptions used to calculate the fair value of the Options granted for the nine month period ended September 30, 2009 are as follows:

	January 2009	August 2009

Fair value of Options granted	$3.26	$2.89
Risk-free rate of return	1.60%	2.57%
Expected Option life in years	7	7
Expected volatility	27.58%	27.58%
Expected dividends (1)	-	-

(1)	To date, the Company has not paid cash dividends on its common stock.

As of September 30, 2009, there was approximately $181,816 of unrecognized compensation costs related to non-vested Option-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date, except in the case of the Company’s highest compensated employee (currently its chief executive officer) for Stock Awards granted on or after June 15, 2009 which related to long term restricted stock awards.  Such long-term restricted Stock Awards granted to the highest compensated employee vest 50% immediately following the second anniversary of the Award and 25% immediately following each of the next two anniversaries.  In that instance, transferability of the stock received pursuant to a Stock Award is generally tied to repayment of funds received by the Company from the United States Department of the Treasury (the “Treasury”) in exchange for preferred stock of the Company and warrants to acquire common stock of the Company.  Also, such Stock Awards granted to the Company’s highest compensated employee which are long term are subject to forfeiture unless such person performs substantial services for the Company for two years after the date of grant of the Stock Award, except in certain circumstances and even if vested, the Stock Award is not transferable until the Company has repaid the Treasury the funds received with respect to the preferred stock and warrants sold to the Treasury.  The release of the transferability restriction is 25% of the Stock Award for each repayment of 25% of the funds originally received by the Company from the Treasury, with an exception from the transferability restriction for the number of shares sufficient to pay taxes arising from the vesting of the Stock Award. Once vested, Stock Awards are irrevocable, except that such Stock Awards are subject to clawback in certain circumstances pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s stock plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $112,000 and $151,645 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the non-vested portion of Stock Awards outstanding at September 30, 2009:

Stock Awards	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2009	30,470	$14.80
Shares granted	56,760	8.94
Shares vested	(11,070)	(14.19)
Shares forfeited	-	-
Non-vested stock awards at September 30, 2009	76,160	$10.24

As of September 30, 2009, there was approximately $655,691 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.  That cost is expected to be recognized over the next four years.

(5)  Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s supplemental executive retirement plan for the nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Service cost	$79,544	$57,637	$220,182	$172,911
Interest cost	45,630	39,830	136,890	119,490
Actuarial loss recognized	21,744	15,375	65,232	46,125
Prior service cost recognized	24,750	24,858	74,358	74,574
	$171,668	$137,700	$496,662	$413,100

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force finalized guidance on Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-dollar Life Insurance Arrangements which requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted this guidance on January 1, 2008, and recorded a cumulative effect adjustment of $329,706 as a reduction of retained earnings effective January 1, 2008.

(6)  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and their related income tax effects are as follows:

	September 30,	December 31,
	2009	2008
Unrealized holding gains on
securities available for sale	$2,077,259	$926,166
Related income tax effect	(829,997)	(322,639)
	1,247,262	603,527

Unrealized loss on interest rate
swap contract	(1,005,799)	(1,159,156)
Related income tax effect	402,497	463,748
	(603,302)	(695,408)

Pension liability	(675,781)	(761,439)
Related income tax effect	269,897	304,119
	(405,884)	(457,320)

Accumulated other comprehensive income (loss)	$238,076	$(549,201)

The components of other comprehensive income (loss) and their related income tax effects for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Unrealized holding gain (loss) on
securities available for sale	$1,049,862	$767,537	$1,151,093	$(33,041)
Related income tax effect	(473,218)	(258,475)	(507,358)	13,722
	576,644	509,062	643,735	(19,319)

Unrealized gain (loss) on interest rate
swap contract	22,877	(151,326)	153,357	(262,763)
Related income tax effect	2,776	60,441	(61,251)	104,408
	25,653	(90,885)	92,106	(158,355)

Pension liability amortization	28,553	40,300	85,658	120,767
Related income tax effect	(13,088)	(16,101)	(34,222)	(48,229)
	15,465	24,199	51,436	72,538

Other comprehensive income (loss)	$617,762	$442,376	$787,277	$(105,136)

(7)  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance in regard to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance defined fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions and provided additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances when a transaction may not be considered orderly. The guidance included a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the Company concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is required and significant adjustments to the related prices may be necessary to estimate fair value. This guidance also clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the Company must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. The adoption of this guidance, as required, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure is now required.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairment which clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The adoption of this guidance, as required, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure is now required.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments which required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the existing annual requirements. The adoption of this guidance, as required, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure is now required.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities that amended earlier guidance to require entities that utilize derivative instruments to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  Entities are also required to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of the guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.   This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, setting forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued guidance regarding the accounting for transfers of financial assets that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This guidance specifically removes the concept of a qualifying special-purpose entity and the exception from applying otherwise applicable consolidation requirements to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in accounting for transfers. This guidance will be effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued amended guidance to require that an enterprise determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States for interim and annual periods ending after September 15, 2009. This change did not have an impact on our consolidated financial position or results of operations.

In August 2009, the FASB issued guidance regarding fair value measurements and disclosures to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an asset; (2) Quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) Another valuation technique that is consistent with the principles of Codification Topic 820. Two examples of these techniques would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. This guidance did not have an impact on our consolidated financial position or results of operations.

(8)  Fair Value Disclosures

GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

Impaired loans.  Loans included in the following table are those classified as impaired for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 Inputs.  The Company obtains dealer quotations to value its interest rate swap.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2009:
Securities available for sale	$-	$133,257,485	$-	$133,257,485
Derivative liabilities	-	(1,005,799)	-	(1,005,799)

December 31, 2008:
Securities available for sale	$-	$93,477,023	$-	$93,477,023
Derivative liabilities	-	(1,159,156)	-	(1,159,156)

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

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2009:
Impaired loans	$-	$-	$2,331,418	$2,331,418
Other real estate owned	-	-	2,711,043	2,711,043

December 31, 2008:
Impaired loans	$-	$-	$1,427,673	$1,427,673
Other real estate owned	-	-	4,296,536	4,296,536

Impaired loans measured at fair value and included in the above table consisted of 15 loans at September 30, 2009, having an aggregate principal balance of $2,719,323 and specific loan loss allowances of $387,905, and eleven loans at December 31, 2008, having an aggregate principal balance of $1,913,012 and specific loan loss allowances of $485,339.

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

The estimated fair values, and the recorded book balances, were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$87,338,650	$87,338,650	$14,333,119	$14,333,119
Securities available for sale	133,257,485	133,257,485	93,477,023	93,477,023
Securities held to maturity	36,139,266	36,125,840	36,550,577	36,140,379
Loans held for sale	16,786,717	16,786,717	5,702,082	5,702,082
Gross loans	375,723,296	376,746,000	377,348,416	382,020,000
Accrued interest receivable	2,123,538	2,123,538	2,192,601	2,192,601
Deposits	(556,172,581)	(558,056,000)	(414,684,731)	(416,809,000)
Other borrowings	(27,500,000)	(30,614,000)	(51,500,000)	(54,486,000)
Redeemable subordinated debentures	(18,557,000)	(18,558,000)	(18,557,000)	(18,583,000)
Interest rate swap contract	(1,005,799)	(1,005,799)	(1,159,156)	(1,159,156)
Accrued interest payable	(1,861,907)	(1,861,907)	(1,984,102)	(1,984,102)

Loan commitments and standby letters of credit as of September 30, 2009 and December 31, 2008 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(9)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At September 30, 2009, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly- owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Trust Preferred Securities”).  The Company issued $18,557,000 in subordinated debentures to Trust II.  The Company owns all of the $557,000 in common equity of Trust II and the debentures are the sole asset of Trust II. The Company issued the Trust Preferred Securities to fund loan growth and generate liquidity.  In conjunction with the Trust Preferred Securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at September 30, 2009 and December 31, 2008 was ($1,005,799) and ($1,159,156), respectively, and was recorded in other liabilities in the consolidated balance sheets.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2009 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of results to be attained for any other period.

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

The Bank operates eleven branches, and manages an investment portfolio through 1st Constitution Investment Company of Delaware, Inc., and 1st Constitution Investment Company of New Jersey, Inc., its subsidiaries.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Recent Developments

There have been historical disruptions in the financial system during the past two years and many lenders and financial institutions have reduced, modified or ceased to provide certain types of funding to borrowers, including other lending institutions.  The availability of credit and confidence in the entire financial sector have been adversely affected and there has been increased volatility in financial markets.  These disruptions have had and are likely to continue to have a material impact on institutions in the U.S. banking and financial industries.  The Federal Reserve System has been providing vast amounts of liquidity to the banking systems to compensate for weaknesses in short-term borrowing markets and other capital markets.  A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby potentially increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Summary

The Company realized net income of $621,234 for the three months ended September 30, 2009, a decrease of 20.6% from the $782,394 reported for the three months ended September 30, 2008.  The decrease is due primarily to increases in non-interest expenses relating to FDIC insurance premiums and salaries and employee benefits and to an increase in the loan loss provision for the three months ended September 30, 2009, which resulted from a higher level of non-performing assets during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Net income for the three months ended September 30, 2009 benefited from increases in total interest income and non-interest income when compared to the three months ended September 30, 2008.  Net income per diluted common share was $0.10 for the three months ended September 30, 2009 compared to net income per diluted common share of $0.18 for the three months ended September 30, 2008.  The reduction in net income per diluted common share for the three months ended September 30, 2009 was also impacted by the dividends on, and discount accretion on, preferred stock of the Company issued to the Treasury on December 23, 2008.  All prior year per common share information has been adjusted for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Key performance ratios declined for the three months ended September 30, 2009 due to lower net income for that period compared to the three months ended September 30, 2008.  Return on average assets and return on average equity were 0.38% and 4.34% for the three months ended September 30, 2009 compared to 0.62% and 7.39%, respectively, for the three months ended September 30, 2008.

A significant factor impacting the Company’s net interest income has been the continued low level of market interest rates on loans and the resulting compression of the Company’s net interest margin.  The net interest margin for the three months ended September 30, 2009 was 2.87% as compared to the 3.61% net interest margin recorded for the three months ended September 30, 2008, a reduction of 74 basis points.  The Federal Reserve has decreased the discount rate by 400 basis points since January 1, 2008, which has resulted in lower market interest rates on loans.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has investments in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not have any investments in private issuer collateralized mortgage obligations.  At September 30, 2009, the Company held collateralized mortgage obligations with an aggregate market value of $5,497,293 in the available for sale portfolio.  These securities had an unrealized loss of $41,444.  The Company held trust preferred securities in the available for sale portfolio with an aggregate market value of $1,595,591 and an unrealized loss of $861,031 at September 30, 2009.  The Company also held trust preferred securities in the held to maturity portfolio with a cost of $992,905 and an unrealized loss of $756,051 at September 30, 2009.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of September 30, 2009.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 77.9% of the Company’s net revenues for the three-month period ended September 30, 2009 and 81.4% of net revenues for the three-month period ended September 30, 2008. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The Company’s net interest income increased by $161,839, or 3.9%, to $4,349,529 for the three months ended September 30, 2009 from the $4,187,690 reported for the three months ended September 30, 2008. The increase in net interest income was attributable to the increase in average interest earning assets , which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $137,751,641, or 30.1%, to $594,903,969 for the quarter ended September 30, 2009 from $457,152,328 for the quarter ended September 30, 2008.  Overall, the yield on interest earning assets on a tax-equivalent basis decreased 145 basis points to 5.02% for the quarter ended September 30, 2009 when compared to 6.47% for the quarter ended September 30, 2008.

Average interest bearing liabilities increased by $127,994,830 or 33.3%, to $512,431,539 for the quarter ended September 30, 2009 from $384,436,709 for the quarter ended September 30, 2008.  Overall, the cost of total interest bearing liabilities decreased 90 basis points to 2.41% for the three months ended September 30, 2009 compared to 3.31% for the three months ended September 30, 2008.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 2.87% for the three months ended September 30, 2009 compared to 3.61% the three months ended September 30, 2008.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2009 was $1,233,197, an increase of $276,423, or 28.9%, over non-interest income of $956,774 for the three months ended September 30, 2008.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues decreased by $32,205, or 12.5%, to $225,772 for the three months ended September 30, 2009 from the $257,977 for the three months ended September 30, 2008. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the third quarter of 2009 compared to the third quarter of 2008.

Gain on sales of loans held for sale increased by $298,649, or 100.1%, to $596,991 for the three months ended September 30, 2009 when compared to $298,342 for the three months ended September 30, 2008.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased significantly for the third quarter of 2009 compared to the third quarter of 2008 due primarily to the low level of interest rates in 2009.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $98,886 for the three months ended September 30, 2009 compared to $97,901 for the three months ended September 30, 2008. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $311,548 for the three months ended September 30, 2009, compared to $302,554 for the three months ended September 30, 2008.

Non-Interest Expense

Non-interest expenses increased by $441,280, or 11.3%, to $4,350,106 for the three months ended September 30, 2009 from $3,908,826 for the three months ended September 30, 2008. The following table presents the major components of non-interest expenses for the three months ended September 30, 2009 and 2008.

Non-interest Expenses
	Three months ended September 30,
	2009	2008
Salaries and employee benefits	$2,595,934	$2,177,318
Occupancy expenses	464,799	459,958
Equipment expense	151,080	167,544
Marketing	22,938	63,825
Data processing services	281,177	230,618
Regulatory, professional and other fees	229,963	264,122
FDIC insurance expense	183,386	58,941
Office expense	134,517	183,764
All other expenses	286,312	302,736
	$4,350,106	$3,908,826

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $418,616, or 19.2%, to $2,595,934 for the three months ended September 30, 2009 compared to $2,177,318 for the three months ended September 30, 2008. The increase in salaries and employee benefits for the three months ended September 30, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 122 full-time equivalent employees at September 30, 2009 as compared to 112 full-time equivalent employees at September 30, 2008.

The cost of FDIC deposit insurance has increased from $58,941 for the three months ended September 30, 2008 to $183,386 for the three months ended September 30, 2009.  The FDIC has recently increased significantly the assessment rate for deposit insurance industry-wide.

Data processing services increased by $50,559, or 21.9%, to $281,177 for the three months ended September 30, 2009 compared to $230,618 for the three months ended September 30, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 77.9% for the three months ended September 30, 2009, compared to 76.0% for the three months ended September 30, 2008.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses.

Income Taxes

Income tax expense was $106,386 for the three months ended September 30, 2009 compared to $278,244 for the three months ended September 30, 2008.  The third quarter 2009 reduced tax expense as compared to the same period in 2008 was primarily due to (1) a significantly lower level of pretax income in the third quarter of 2009 compared with the third quarter of 2008 and (2) the reversal in the third quarter of 2009 of an over-accrual in 2006 and 2007 of income taxes that coincided with the completion of an Internal Revenue Service examination of the Company’s 2006 and 2007 Federal income tax returns.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report on September 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination, which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed by a credit to income tax expense during the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Summary

The Company realized net income of $1,632,534 for the nine months ended September 30, 2009, a decrease of $669,903, or 29.1%, from the $2,302,437 reported for the nine months ended September 30, 2008.  The decrease is due primarily to increases in non-interest expenses relating to other operating expenses (primarily expenses related to operating the Bank’s other real estate owned properties), FDIC insurance premiums and salaries and employee benefits and to an increase in the loan loss provision for the nine months ended September 30, 2009, which resulted from a higher level of non-performing assets during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 benefited from reduced income tax expenses during the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 and increases in total interest income and non-interest income when compared to the nine months ended September 30, 2008.  Net income per diluted common share was $0.26 for the nine months ended September 30, 2009 compared to net income  per diluted common share of $0.54 for the nine months ended September 30, 2008.  The reduction in net income per diluted common share for the nine months ended September 30, 2009 was also impacted by the dividends on, and discount accretion on, preferred stock of the Company issued to the Treasury on December 23, 2008.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 18, 2008 and paid on February 2, 2009 to shareholders of record on January 20, 2009.

Key performance ratios declined for the nine months ended September 30, 2009 due to lower net income for that period compared to the nine months ended September 30, 2008.  Return on average assets and return on average equity were 0.36% and 3.89% for the nine months ended September 30, 2009 compared to 0.64% and 7.36%, respectively, for the nine months ended September 30, 2008.

A significant factor impacting the Company’s net interest income has been the continued low level of market interest rates on loans and the resulting compression of the Company’s net interest margin.  The net interest margin for the nine months ended September 30, 2009 was 3.08% as compared to the 3.69% net interest margin recorded for the nine months ended September 30, 2008, representing a reduction of 61 basis points.  The Federal Reserve has decreased the discount rate by 400 basis points since January 1, 2008, which has resulted in lower market interest rates on loans.  Since the majority of the Company’s interest earning assets earn at floating rates, these interest rate reductions have resulted in a decreased yield.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

The Company has investments in federal agency-backed collateralized mortgage obligations and trust preferred securities.  The Company does not have any investments in private issuer collateralized mortgage obligations.  At September 30, 2009, the Company held collateralized mortgage obligations with an aggregate market value of $5,497,293 in the available for sale portfolio.  These securities had an unrealized loss of $41,444.  The Company held trust preferred securities in the available for sale portfolio with an aggregate market value of $1,595,591 and an unrealized loss of $861,031 at September 30, 2009.  The Company also held trust preferred securities in the held to maturity portfolio with a cost of $992,905 and an unrealized loss of $756,051 at September 30, 2009.  Several financial institutions have reported significant write-downs of the value of mortgage-related and trust preferred securities.  Management has considered the severity and duration of the unrealized losses within the Company’s collateralized mortgage obligations and trust preferred securities portfolios, and evaluated recent events specific to the issuers of these securities and their industries, as well as external credit ratings and downgrades thereto. Based on these considerations and evaluations, management does not believe that any of the Company’s collateralized mortgage obligations or trust preferred securities are other-than-temporarily impaired as of September 30, 2009.  Certain of these types of securities may also not be marketable except at significant discounts.  While management of the Company is, as of the date of this report, unaware of any other-than-temporarily impairment in the Company’s portfolio of these securities, market, entity or industry conditions could further deteriorate and result in the recognition of future impairment losses related to these securities.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 81.2% of the Company’s net revenues for the nine month period ended September 30, 2009 and 82.7% of net revenues for the nine-month period ended September 30, 2008. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the nine month periods ended September 30, 2009 and 2008, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$37,265,145	73,799	0.26%	$5,984,401	$102,571	2.28%
Investment Securities:
Taxable	115,326,937	3,630,530	4.21%	77,102,296	2,884,520	4.98%
Tax-exempt	12,767,138	552,495	5.79%	14,724,025	629,592	5.70%
Total	128,094,075	4,183,025	4.37%	91,826,321	3,514,112	5.10%

Loan Portfolio:
Construction	90,940,471	4,114,914	6.05%	120,390,986	6,420,158	7.10%
Residential real estate	10,974,870	502,757	6.12%	10,396,339	490,967	6.29%
Home Equity	14,738,216	651,614	5.91%	15,187,852	734,246	6.44%
Commercial and commercial real estate	140,412,371	7,302,907	6.95%	125,655,843	6,922,897	7.34%
Mortgage warehouse lines	118,247,907	4,061,095	4.59%	51,543,319	1,870,119	4.83%
Installment	792,600	47,187	7.96%	1,338,486	79,240	7.89%
All Other Loans	32,750,134	1,714,808	7.00%	26,743,585	1,818,322	9.06%
Total	408,856,569	18,395,282	6.02%	351,256,410	18,335,949	6.95%

Total Interest-Earning Assets	574,215,789	22,652,106	5.27%	449,067,132	21,952,632	6.51%

Allowance for Loan Losses	(4,079,414)			(3,565,315)
Cash and Due From Bank	19,400,021			11,661,357
Other Assets	20,705,358			21,976,659
Total Assets	$610,241,754			$479,139,833
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$101,004,129	$1,482,720	2.59%	$88,728,412	$1,661,505	2.49%
Savings Accounts	138,934,533	2,104,568	2.03%	78,154,933	1,465,495	2.50%
Certificates of Deposit	180,057,804	3,952,472	2.93%	143,165,745	4,468,593	4.16%
Other Borrowed Funds	31,161,905	1,060,986	4.55%	33,553,650	1,151,511	4.57%
Trust Preferred Securities	18,557,000	803,455	5.71%	18,557,000	799,742	5.76%
Total Interest-Bearing Liabilities	469,715,371	9,404,201	2.68%	362,159,740	9,546,846	3.52%

Net Interest Spread			2.59%			2.99%

Demand Deposits	77,988,666			69,991,752
Other Liabilities	6,379,044			5,194,861
Total Liabilities	554,083,081			437,366,353
Shareholders’ Equity	56,158,673			41,773,480
Total Liabilities and Shareholders’ Equity	$610,241,754			$479,139,833

Net Interest Margin		$13,247,905	3.08%		$12,405,786	3.69%

The Company’s net interest income increased by $867,125, or 7.1%, to $13,068,718 for the nine months ended September 30, 2009 from the $12,201,593 reported for the nine months ended September 30, 2008. The increase in net interest income was attributable to the increase in average interest earnings assets, which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $125,148,657, or 27.9%, to $574,215,789 for the nine month period ended September 30, 2009 from $449,067,132 for the nine month period ended September 30, 2008.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 124 basis points to 5.27% for the nine month period ended September 30, 2009 when compared to 6.51% for the nine month period ended September 30, 2008.

Average interest bearing liabilities increased by $107,555,631 or 29.7%, to $469,715,371 for the nine month period ended September 30, 2009 from $362,159,740 for the nine month period ended September 30, 2008.  Overall, the cost of total interest bearing liabilities decreased 84 basis points to 2.68% for the nine months ended September 30, 2009 compared to 3.52% for the nine months ended September 30, 2008.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.08% for the nine months ended September 30, 2009 compared to 3.69% the nine months ended September 30, 2008.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2009 was $3,023,050, an increase of $474,995, or 18.6%, over non-interest income of $2,548,055 for the nine months ended September 30, 2008.

Service charges on deposit accounts represents a significant source of non-interest income. Service charge revenues increased by $39,105, or 6.1%, to $680,526 for the nine months ended September 30, 2009 from the $641,421 for the nine months ended September 30, 2008. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first nine months of 2009 compared to the first nine months of 2008.

Gain on sales of loans held for sale increased by $316,232 or 35.4%, to $1,210,177 for the nine months ended September 30, 2009 when compared to $893,945 for the nine months ended September 30, 2008.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the first nine months of 2009 compared to the first nine months of 2008 due to the high level of mortgage refinance activity as a result of the lower level of interest rates in the 2009 period.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $292,213 for the nine months ended September 30, 2009 compared to $282,546 for the nine months ended September 30, 2008. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $840,134 for the nine months ended September 30, 2009, compared to $730,143 for the nine months ended September 30, 2008.

Non-Interest Expense

Non-interest expenses increased by $2,221,967, or 20.3%, to $13,162,285 for the nine months ended September 30, 2009 from $10,940,318 for the nine months ended September 30, 2008. The following table presents the major components of non-interest expenses for the nine months ended September 30, 2009 and 2008.

Non-interest Expenses
	Nine months ended September 30,
	2009	2008
Salaries and employee benefits	$7,117,329	$6,228,445
Occupancy expenses	1,360,471	1,324,396
Equipment expense	473,518	458,919
Marketing	105,152	203,359
Data processing services	817,057	660,210
Regulatory, professional and other fees	933,566	684,005
FDIC insurance expense	987,169	130,602
Office expense	405,552	469,461
All other expenses	962,471	780,921
	$13,162,285	$10,940,318

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $888,884, or 14.3%, to $7,117,329 for the nine months ended September 30, 2009 compared to $6,228,445 for the nine months ended September 30, 2008. The increase in salaries and employee benefits for the nine months ended September 30, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 122 full-time equivalent employees at September 30, 2009 as compared to 112 full-time equivalent employees at September 30, 2008.

Regulatory, professional and other fees increased by $249,561, or 36.5%, to $933,566 for the nine months ended September 30, 2009 compared to $684,005 for the nine months ended September 30, 2008.  During the first nine months of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

The cost of FDIC deposit insurance has increased to $987,169 for the nine months ended September 30, 2009 from $130,602 for the nine months ended September 30, 2008.  The FDIC has recently increased significantly the assessment rate for deposit insurance industry-wide.  In addition, the second quarter of 2009, the FDIC announced that a special assessment to replenish the deposit insurance fund which was collected on September 30, 2009.  The special assessment was imposed on each insured institution’s total assets minus its Tier 1 Capital and was reported in its June 30, 2009 Report of Condition.  The special assessment was capped at 10 basis points times the institution’s assessment base as reported on June 30, 2009.  Under U.S. generally accepted accounting principals, the full amount of the estimated special assessment was accrued as a liability and an expense in the second quarter of 2009.

Data processing services increased by $156,847, or 23.8%, to $817,057 for the nine months ended September 30, 2009 compared to $660,210 for the nine months ended September 30, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

All other expenses increased by $181,550, or 23.2%, to $962,471 for the nine months ended September 30, 2009 compared to $780,921 for the nine months ended September 30, 2008.  The largest cause for the current year increase was due to the costs incurred to maintain the Bank’s other real estate owned properties.  Other Real Estate owned expenses increased by $41,261 to $102,427 for the nine months ended September 30, 2009 compared to $61,166 for the nine months ended September 30, 2008.  Additional current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses, All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 81.8% for the nine months ended September 30, 2009, compared to 74.2% for the nine months ended September 30, 2008.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses.

Income Taxes

The Company had income tax expense of $3,949 for the nine months ended September 30, 2009 compared to income tax expense of $971,893 for the nine months ended September 30, 2008.  The reduced income tax expense for the nine months ended September 30, 2009 was primarily due to (1) a significantly lower level of pretax income in the first nine months of 2009 compared with the first nine months of 2008 and (2) the reversal of an over-accrual of income taxes during 2006 and 2007 that coincided with the completion of an Internal Revenue Service examination of the Company’s 2006 and 2007 Federal income tax returns.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2006 and 2007 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed by a credit to income tax expense during the nine month period ended September 30, 2009.

Financial Condition

September 30, 2009 Compared with December 31, 2008

Total consolidated assets at September 30, 2009 were $667,640,833, representing an increase of $121,354,304 or 22.2%, from $546,286,529 at December 31, 2008.  The asset growth was focused in cash and cash equivalents, loans held for sale, and in our securities portfolio.  The primary funding for asset growth came from deposits.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 totaled $87,338,650 compared to $14,333,119 at December 31, 2008. Cash and cash equivalents at September 30, 2009 consisted of cash and due from banks of $87,327,270 and Federal funds sold/short term investments of $11,380. The corresponding balances at December 31, 2008 were $14,321,777 and $11,342, respectively.  The increase was due primarily to timing of cash flows related to the Bank’s business activities. Management has invested this liquidity as market rates have improved subsequent to September 30, 2009. Aggregate investment security purchases of $45,750,000 were made in October 2009.

Loans Held for Sale

Loans held for sale at September 30, 2009 amounted to $16,786,717 compared to $5,702,082 at December 31, 2008. The primary cause for this increase was a significantly higher volume of mortgage loan refinance activity during the first nine months of 2009 compared with the level of activity during the first nine months of 2008. As indicated in the Consolidated Statement of Cash Flows, the amount of loans originated for sale was $121,742,676 for the first nine months of 2009 compared with $65,535,874 for the first nine months of 2008. This increased volume has lengthened the operational processing time for the loans as they migrate from origination to ultimate funding by investors.

Investment Securities

Investment securities represented 25.4% of total assets at September 30, 2009 and 23.8% at December 31, 2008. Total investment securities increased $39,369,151, or 30.3%, to $169,396,751 at September 30, 2009 from $130,027,600 at December 31, 2008.  Due to the continued uncertain economic environment during the first nine months of 2009, combined with strong deposit growth, funds were used primarily to purchase investment securities at a reduced net interest spread than was generally available if the funds were utilized by lending activities.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities available for sale consist primarily of U.S. Government and Federal agency securities and mortgage-backed securities, with smaller amounts of collateralized mortgage obligations, municipal obligations, corporate debt and restricted stock.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2009, securities available for sale totaled $133,257,485 which is an increase of $39,780,462 or 42.6%, from securities available for sale totaling $93,477,023 at December 31, 2008.

At September 30, 2009, the securities available for sale portfolio had net unrealized gains of $2,077,259, compared to net unrealized gains of $926,166 at December 31, 2008.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. The held to maturity portfolio consists primarily of U.S. Government and Federal agency securities, mortgage-backed securities and obligations of states and political subdivisions, with a smaller amount of corporate debt obligations.  At September 30, 2009, securities held to maturity were $36,139,266, a decrease of $411,311, or 1.1%, from $36,550,577 at December 31, 2008.  The fair value of the held to maturity portfolio at September 30, 2009 was $36,125,840, resulting in a net unrealized loss of $13,426.

During the nine months ended September 30, 2009, the Company purchased securities in the amounts of $78,656,269 and $1,619,834 for the available for sale portfolio and held to maturity portfolio, respectively.  During this same period, $42,033,265 in proceeds from maturities and repayments were received.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

The following table sets forth the classification of loans by major category at September 30, 2009 and December 31, 2008.

Loan Portfolio Composition	September 30, 2009		December 31, 2008
Component	Amount	% of total	Amount	% of total
Construction loans	$86,083,913	23%	$94,163,997	25%
Residential real estate loans	10,324,684	3%	11,078,402	3%
Commercial business	53,146,183	14%	57,528,879	15%
Commercial real estate	105,919,401	28%	90,904,418	24%
Mortgage warehouse lines	104,123,299	28%	106,000,231	28%
Loans to individuals	15,375,875	4%	16,797,194	5%
Deferred loan fees and costs	530,037	0%	647,673	0%
All other loans	219,904	0%	227,622	0%
	$375,723,296	100%	$377,348,416	100%

The loan portfolio decreased by $1,625,120, or 0.4%, to $375,723,296 at September 30, 2009, compared to $377,348,416 at December 31, 2008.  The construction loan portfolio decreased by $8,080,084, or 8.6%, to $86,083,913 at September 30, 2009 compared to $94,163,997 at December 31, 2008.  This decrease at September 30, 2009 compared to December 31, 2008 was a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off while simultaneously focusing efforts to building the balance of the lesser risk mortgage warehouse lines.

The commercial real estate portfolio increased by $15,014,983, or 16.5%, to $105,919,401 at September 30, 2009 compared to $90,904,418 at December 31, 2008.  The current year increase is primarily due to six new loans originated during the period; each of which underwent the Bank’s underwriting procedures to ascertain the financial strength and credit worthiness of the borrower.

In January 2008, the Bank’s Mortgage Warehouse Funding Group introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful from inception.  The Warehouse Line of Credit is used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $104,123,299 and $106,000,231 in outstanding Warehouse Line of Credit advances at September 30, 2009 and December 31, 2008, respectively.

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

Non-performing loans increased by $1,669,048 to $5,020,825 at September 30, 2009 from $3,351,777 at December 31, 2008, as the disruptions in the financial system and the real estate market during the past two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after September 30, 2009.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.  As the table demonstrates, non-performing loans to total loans increased to 1.34% at September 30, 2009 from 0.89% at December 31, 2008.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2009	2008
Non-Performing loans:
Loans 90 days or more past due and still accruing	$5,974	$0
Non-accrual loans	5,014,851	3,351,777
Total non-performing loans	5,020,825	3,351,777
Other real estate owned	2,711,043	4,296,536
Total non-performing assets	$7,731,868	$7,648,313

Non-performing loans to total loans	1.34%	0.89%
Non-performing assets to total assets	1.16%	1.40%

Non-performing assets increased by $83,555 to $7,731,868 at September 30, 2009 from $7,648,313 at December 31, 2008.  Other real estate owned decreased by $1,585,493 to $2,711,043 at September 30, 2009 from $4,296,536 at December 31, 2008. During the first nine months of 2009, the Bank acquired other real estate owned securing loans in the principal amount of $1,828,687 in full satisfaction of loans in foreclosure. During the first nine months of 2009, management was successful in selling $3,815,171 of other real estate owned without incurring any losses. The Bank continues to complete the remaining units of an 18-unit condominium project for which it has, as of September 30, 2009, commitments from individual buyers to purchase.

Non-performing assets represented 1.16% of total assets at September 30, 2009 and 1.40% at December 31, 2008.

The Bank had no loans classified as restructured loans at September 30, 2009 or December 31, 2008.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At September 30, 2009, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Balance, beginning of period	$3,684,764	$3,348,080	$3,348,080
Provision charged to operating expenses	1,293,000	640,000	535,000

Loans charged off:
Construction loans	(536,000)	(53,946)	(53,946)
Residential real estate loans	-	(31,865)	(31,865)
Commercial and commercial real estate	(334,636)	(220,565)	(71,436)
Loans to individuals	(1,973)	-	-
Lease financing	-	-	-
All other loans	-	-	-
	(872,609)	(306,376)	(157,247)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	1,559	3,060	2,776
Loans to individuals	5,200	-	-
Lease financing	-	-	-
All other loans	-	-	-
	6,759	3,060	2,776

Net (charge offs)	(865,850)	(303,316)	(154,471)
Balance, end of period	$4,111,914	$3,684,764	$3,728,609

Loans:
At period end	$375,723,296	$377,348,416	$361,411,764
Average during the period	389,937,715	340,666,744	337,257,332
Net annualized charge offs to average loans outstanding	(0.30%)	(0.09%)	(0.06%)
Allowance for loan losses to:
Total loans at period end	1.09%	0.98%	1.03%
Non-performing loans	81.90%	109.93%	150.23%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,293,000 for the nine months ended September 30, 2009 and $535,000 for the nine months ended September 30, 2008.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $8,080,084 reduction in higher risk construction loans, non-performing loans increased by $1,669,048. This increase in both portfolio and non-performing loans necessitated the increased provision.  Also, management replenished the reserves to compensate for the current period net charge-offs as well as to take into consideration that the real estate market conditions remained weak.  Net charge-offs/recoveries amounted to a net charge-off of $865,850 for the nine months ended September 30, 2009.

At September 30, 2009, the allowance for loan losses was $4,111,914 compared to $3,684,764 at December 31, 2008, an increase of $427,150, or 11.6%.  The ratio of the allowance for loan losses to total loans at September 30, 2009 and December 31, 2008 was 1.09% and 0.98%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 81.90% at September 30, 2009, compared to 109.93% at December 31, 2008. Management believes the quality of the loan portfolio remains sound considering the state of the New Jersey economy and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus being on building and expanding long-term relationships.

At September 30, 2009, total deposits were $556,172,581, an increase of $141,487,850, or 34.1%, from $414,684,731 at December 31, 2008.  The primary causes for this increase were the successful introduction of the Bank’s internet bank, 1STConstitutionDirect.com, which opened in late 2008 and the continued expansion of our mortgage warehouse line of credit relationships.  1STConstitutionDirect.com offers competitive rates on savings accounts and continues to facilitate growth in new accounts and deposit balances.

Savings accounts increased by $102,144,594, or 122.5%, to $185,554,999 at September 30, 2009 compared to $83,410,405 at December 31, 2008.  The accounts of 1STConstitutionDirect.com are included in this component of total deposits and increased to $78,343,581 at September 30, 2009 from $19,063,938 at December 31, 2008.

Interest bearing demand deposits increased by $26,322,900, or 31.8%, to $109,165,313 at September 30, 2009, compared to $82,842,413 at December 31, 2008, as the Bank continued to require customers of its Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the respective loan balances.

The following table summarizes deposits at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Demand
Non-interest bearing	$75,400,282	$71,772,486
Interest bearing	109,165,313	82,842,413
Savings	185,554,999	83,410,405
Time	186,051,987	176,659,427
	$556,172,581	$414,684,731

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $27,500,000 at September 30, 2009, consisting of long-term FHLB borrowings of $27,500,000.  The balance of borrowings at December 31, 2008 was $51,500,000 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.

The Bank has four ten-year fixed rate convertible advances from the FHLB that total $22,500,000 in the aggregate.  These advances, in the amounts of $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.50%, 5.34%, 5.06%, and 4.08%, respectively.  The Bank has one two-year advance in the amount of $5,000,000 that bears interest at a 3.833% rate.  These advances may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  These advances are fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2,283,308, or 4.1%, to $57,902,960 at September 30, 2009, from $55,619,652 at December 31, 2008.  Book value per common share increased by $0.19, or 1.8%, to $10.73 at September 30, 2009 from $10.54 at December 31, 2008.  The ratio of shareholders’ equity to total assets was 8.67% and 10.18% at September 30, 2009 and December 31, 2008, respectively.  The increase in shareholders’ equity was primarily the result of net income of $1,632,534 and $787,277 in other comprehensive income, partially offset by, among other items, the $461,667 in dividends recorded on the Company’s Preferred Stock Series B.

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

In addition, EESA, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), and guidance issued by the Treasury, limit executive compensation, require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance and change in control payments to certain executives, , provide for the clawback of certain compensation paid to certain executives of the Company or the Bank and impose new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  A 5% stock dividend was declared in 2008 and paid in 2009.  A 6% stock dividend was declared in 2007 and paid in 2008.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares, if any, made during the quarter ended September 30, 2009 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2009 and December 31, 2008 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Company
Total Capital to Risk Weighted Assets	$77,988,331	18.13%	$34,411,577	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	73,876,417	17.17%	17,205,789	>4%	N/A	N/A
Tier 1 Capital to Average Assets	73,876,417	11.31%	26,133,170	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$76,439,280	17.81%	$34,327,840	>8%	$42,909,800	>10%
Tier 1 Capital to Risk Weighted Assets	72,327,366	16.86%	17,163,920	>4%	25,745,880	>6%
Tier 1 Capital to Average Assets	72,327,366	11.09%	26,079,218	>4%	32,599,022	>5%

As of December 31, 2008
Company
Total Capital to Risk Weighted Assets	$76,475,124	17.90%	$34,184,717	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	72,790,360	17.03%	17,092,359	>4%	N/A	N/A
Tier 1 Capital to Average Assets	72,790,360	14.05%	20,715,932	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$75,316,536	17.67%	$34,096,080	>8%	$42,620,100	>10%
Tier 1 Capital to Risk Weighted Assets	71,631,772	16.81%	17,048,040	>4%	25,572,060	>6%
Tier 1 Capital to Average Assets	71,631,772	13.88%	20,636,440	>4%	25,795,550	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2009, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

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

As noted in the “Shareholders’ Equity and Dividends” section above, the Company exceeds the minimum regulatory capital standards.  Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP.

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

The ARRA, which was signed into law on February 17, 2009, amended EESA and imposed extensive new restrictions applicable to the Company as a  participant in the TARP. The new restrictions include, without limitation, additional limits on executive compensation such as, subject to certain exceptions, prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee except for the payment of long-term restricted stock grants; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the claw-back required by EESA to certain other highly compensated employees. The ARRA also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by the Company’s chief executive officer and chief financial officer that we have complied with the standards in the EESA, as amended by ARRA.  The full impact of ARRA is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the ARRA and the anticipated regulations.

On June 10, 2009, the Treasury issued an Interim Final Rule (the “Interim Final Rule”) that provides guidance on the executive compensation and corporate governance provisions of EESA, as amended by the ARRA, that apply to entities that received financial assistance under the TARP.  In summary, the Interim Final Rule as applied to the Company requires the following:

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

•	Any proxy or consent or authorization for an annual or other meeting of the Company’s shareholders must permit a separate shareholder vote on the compensation of executives; and

•	The Company’s principal executive officer and principal financial officer must certify as to compliance with the Interim Final Rule for each year in which the TARP obligations remain outstanding.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact, EESA, the ARRA, interim final regulations announced by the Treasury on June 10, 2009, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

Liquidity

At September 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At September 30, 2009, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 plus a One-Month Overnight Repricing Line of Credit of $58,584,800. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2009, the balance of cash and cash equivalents was $87,338,650.

Net cash used in operating activities totaled $8,238,631 for the nine months ended September 30, 2009 compared to net cash used in operating activities of $1,064,964 for the nine months ended September 30, 2008. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $36,117,668 in the nine months ended September 30, 2009, compared to $73,604,236 used in investing activities in the nine months ended September 30, 2008. The current period amount was primarily the result of an increase in the loan portfolio and purchases of securities.

Net cash provided by financing activities amounted to $117,361,830 in the nine months ended September 30, 2009, compared to $82,980,726 provided by financing activities in the nine months ended September 30, 2008. The current period amount resulted primarily from an increase in deposits, partially offset by repaid short-term borrowings, during the nine months period ended September 30, 2009.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2009, maturities and prepayments of investment securities totaled $42,033,265.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In 2005, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2009.

Issuer Purchases of Equity Securities(1)  (2)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2009	July 31, 2009	301	$7.40	301	156,625
August 1, 2009	August 31, 2009	-	-	-	156,625
September 1, 2009	September 30, 2009	124	$8.25	124	156,501
Total		425	$7.65	425	156,501
_________________

(1)
The Company’s common stock repurchase program covers a maximum of 185,787 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the annual stock dividends, including the 5% stock dividend paid on February 2, 2009 to holders of record as of the close of business on January 20, 2009.

(2)
As a result of the Company’s issuance on December 23, 2008 of Preferred Stock Series B and a warrant to purchase common stock to the Treasury as part of its TARP CPP, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances, which were applicable to the purchases reflected in this table.

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

1ST CONSTITUTION BANCORP

Date: November 13, 2009	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)