Form 10-K
period 2009-12-31
1ST CONSTITUTION BANCORP
filed 2010-03-26
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $31,395,130.

As of March 25, 2010, 4,515,924 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and the interest rate environment; the ability of our customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes; changes in loan delinquency rates or in our levels of non-performing assets; changes in the economic climate in the market areas in which we operate; and the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

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

PART I

Item 1.  Business.

1st Constitution Bancorp

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2009, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates ten additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2009, the Bank has 127 employees, of which 115 are full-time employees.

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

Innovative Product Offerings

 In January 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $119,382,078 at December 31, 2009.

Technological Advances and e-Commerce

The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business to originate ACH payments, initiate wire transfers and retrieve account information and place “stop payment” orders. This overall expansion in electronic banking offers the Bank’s customers another means to access the Bank’s services easily and at their own convenience.

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

Locally, the Bank’s most direct competitors include Bank of America, PNC Bank, Wachovia Bank (a subsidiary of Wells Fargo) and Sovereign Bank.  The Bank is at a competitive disadvantage compared with these larger national and regional commercial and savings banks.  By virtue of their larger capital, asset size or reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank.  Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank.  In addition to having established deposit bases and loan portfolios, these institutions, particularly large national and regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

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

Commercial Lending

The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. The Bank also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

As a result of its participation in the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) through the sale by the Company of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) to the United States Department of the Treasury (the “Treasury”) the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which, among other things, restricts the payment of cash dividends, the making of other distributions by the Company on its common stock and the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until December 23, 2011, the third anniversary of the purchase of the Preferred Stock Series B by the Treasury without approval of the Treasury, with certain exceptions.  Further, the Company is prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B have been declared and either paid in full or set aside, with certain limited exceptions.

In addition, EESA, as amended by The American Recovery and Reinvestment Act of 2009  (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation limit executive compensation, require the reporting of information to the Treasury and others, limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limit the payment of certain severance and change in control payments to certain executives,  limit the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, impose a claw back of certain compensation paid to certain executives of the Company or the Bank and impose new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

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

As of December 31, 2009, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2009, the Company maintained a Tier 1 capital ratio of 16.25% and total qualifying capital ratio of 17.23%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2009 was 10.99%.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirror the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

On December 23, 2008, pursuant to the TARP CPP under EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury, pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the  declarations of stock dividends to holders of common stock since the issuance of the warrant, the shares of common stock underlying the warrant have been adjusted to 220,774.76 shares and the initial exercise price was adjusted to $8.154 per share.

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

The Bank paid a stock dividend every year from 1993 to 1999 when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999.  From 1999 through 2006, the Company paid a 5% stock dividend each year.  In 2006 and 2007, the Company declared a 6% stock dividend.  In 2008 and 2009, the Company declared a 5% stock dividend.  The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record as of the close of business on February 10, 2005.  All share and per share data has been retroactively adjusted for the stock split and stock dividends.

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

Financial Institution Legislation

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

•
allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than is permissible for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies, if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

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

The Modernization Act modified other laws, including laws related to financial privacy and community reinvestment.

The Modernization Act also amended the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

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

            The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O of the Federal Reserve Board);

•	independence requirements for audit committee members;

•	disclosure of whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission (“SEC”) and if not, why not;

•	independence requirements for outside auditors;

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.  Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2010.

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

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s principal executive officer and principal financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal controls\ over financial reporting.

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

As a New Jersey-chartered commercial bank, the Bank is subject to supervision and examination by the New Jersey Department of Banking and Insurance.  The Bank is also subject to regulation by the FDIC, which is its principal federal bank regulator.

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

Insurance of Deposits

Subject to the immediately following paragraph, the Bank’s deposits are insured up to a maximum of $250,000 per depositor through December 31, 2009 under the Deposit Insurance Fund. The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. Additionally, the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize the Federal Savings & Loan Insurance Corporation, a predecessor to the Deposit Insurance Fund, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated interest payments, issuance costs and custodial fees on noncallable bonds historically issued by FICO in connection with such recapitalization. The bonds issued by FICO are due to mature in 2017 through 2019. The FICO assessment is a component of the FDIC assessment.

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

In November 2009, the FDIC announced that it would require insured institutions to prepay slightly over three years of estimated insurance assessments.  The prepayment allowed the FDIC to strengthen the cash position of the Deposit Insurance Fund.  Payment of the prepaid assessment of $2,918,390, along with the $198,853 payment of the regular third quarter assessment, was made by the Bank on December 30, 2009.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and the Company’s other filings with the SEC.

A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact our operations.

The global and U.S. economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate and the purchase of mortgage- backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact our financial performance.

A prolonged or worsened downturn affecting the economy and/or the real estate market in our primary market area would adversely affect our loan portfolio and our growth potential.

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in the New Jersey metropolitan area could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operation of the Company’s business.

The Company’s loan portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans and results of operations. A continued decline in the New Jersey real estate markets could adversely affect the Company’s loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

The Company faces significant competition.

The Company faces significant competition from many other banks, savings institutions and other financial institutions which have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business, which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products and to allocate considerable resources to locations and products perceived as profitable. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future.

The Company is subject to interest rate risk.

The Company’s earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the spread between the interest rates paid on deposits and other borrowings and the interest rates received on loans and other investments narrows, the Company’s net interest income, and therefore earnings, could be adversely affected.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

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

 The Company and the Bank are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and locations of offices. The Bank is also subject to capitalization guidelines set forth in federal legislation and regulations.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s result of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loan and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Market Reform Efforts May Result in Our Businesses Becoming Subject to Extensive and Pervasive Additional Regulations.

Recent economic and market conditions have led to numerous proposals for changes in the  regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury; and two new federal agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed.

There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted into legislation, and if adopted, what the final provisions of such legislation will be. The financial services industry is highly regulated, and the Company and the Bank are subject to regulation by several government agencies, including the Federal Reserve Board and the FDIC. Legislative and regulatory changes, as well as changes in governmental economic and monetary policy, not only can affect our ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages. Government regulations affect virtually all areas of our operations, including our range of permissible activities, products and services, the amount of service fees or the ability to assess such fees, the geographic locations in which our services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which we can pay to obtain deposits. New legislation and regulatory changes could require the Company to change certain of its business practices, impose additional costs on us, or otherwise adversely affect our business, results of operations or financial condition.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2008 through the end of fiscal year 2009, our stock price fluctuated between a high of $16.28 per share and a low of $4.04 per share.  We expect that the market price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Our agreements with the Treasury impose restrictions and obligations on us that limit our ability to pay cash dividends and repurchase our common stock or trust  preferred securities.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments during 2009 significantly depleted the insurance fund of the FDIC and  reduced the ratio of reserves to insured deposits.

The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment for the Bank was $272,518.

In November 2009, the FDIC announced that it would require insured institutions to prepay slightly over three years of estimated insurance assessments.  The prepayment allowed the FDIC to strengthen the cash position of the Deposit Insurance Fund.  Payment of the prepaid assessment of $2,918,390, along with the $198,853 payment of the regular third quarter assessment, was made by the Bank on December 30, 2009.

The FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. We cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

Our shares of Preferred Stock Series B impact net income available to our common stockholders and our earnings per share.

As long as there are shares of Preferred Stock Series B outstanding, no cash dividends may be paid on our common stock unless all dividends on the Preferred Stock Series B have been paid in full.  The dividends declared on our Preferred Stock Series B reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase the Company’s common stock issued to the Treasury, in conjunction with the issuance of shares of Preferred Stock Series B, may be dilutive to our earnings per share.  The shares of Preferred Stock Series B will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

Severe weather, acts of terrorism and other external events could significantly impact our business.

A significant portion of our primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business.  Additionally, surrounding areas, including New Jersey, may be central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to our offices as of December 31, 2009:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2010
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	---
Cranbury, New Jersey

Montgomery Office
947 State Road	Leased	1995	2013
Princeton, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2011
200 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2018
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	---
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2014
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
146 Lawrenceville-Pennington Road,	Owned	2009	---
Lawrenceville, New Jersey

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.   Management is not aware of any present material legal proceedings or contingent liabilities and commitments that would have a material impact on the Company’s financial position or results of operations.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2009 and 2008, as reported on the Nasdaq Global Market.

	2009(1)		2008(1)
	High	Low	High	Low
First Quarter	$10.25	$3.85	$13.43	$9.97
Second Quarter	9.51	5.71	12.08	9.71
Third Quarter	8.67	7.00	10.79	7.38
Fourth Quarter	7.76	5.25	11.57	6.13

(1)  All per share data has been retroactively adjusted for stock dividends.

 As of March 25, 2010, there were approximately 318 record holders of the Company’s common stock.

The Company paid 5% stock dividends on February 3, 2010 and February 2, 2009 and a 6% stock dividend on February 6, 2008.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion above of the Preferred Stock Series B under the heading “Supervision and Regulation” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2009, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2009	October 31, 2009	1,093	$7.31	1,093	163,233
November 1, 2009	November 30, 2009	-	-	-	-
December 1, 2009	December 31, 2009	-	-	-	-
	Total	1,093	$7.31	1,093	163,233

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

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and its wholly owned subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust II, the “Bank” refers to 1st Constitution Bank, and the “Trust II” refers to 1st Constitution Capital Trust II.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Results of Operations

The Company reported net income for the year ended December 31, 2009 of $2,560,761, a decrease of 7.2% from the $2,759,458 reported for the year ended December 31, 2008.   The decrease is primarily due to (i) a larger provision for loan losses, (ii) a substantial increase in the FDIC deposit insurance premiums, (iii) an other-than temporary security impairment and (iv) increases in salaries and employee benefits which was offset by (A) an increase in net interest income, (B) the increase in non-interest income, which was principally increased by gains on sale of securities available for sale and gains on sales of loans, and (C) a reduction of income taxes.  Net income available to common shareholders fell from $2,759,458 for the year ended December 31, 2008 to $1,841,160 for the year ended December 31, 2009 for the reasons indicated above and the payment of dividends on the Company’s Preferred Stock Series B in 2009.

Diluted net income per common share was $0.41 for the year ended December 31, 2009 compared to $0.62 reported for the year ended December 31, 2008.  Basic net income per common share for the year ended December 31, 2009 was $0.41 as compared to the $0.63 reported for the year ended December 31, 2008.  Net income available to common shareholders was reduced in 2009 by an aggregate of $719,601 attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury.  No similar amount was recorded in 2008.  All share information has been restated for the effect of a 5% stock dividend declared on December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.41% and 4.52%, respectively, for the year ended December 31, 2009, compared to 0.56% and 6.52%, respectively, for the year ended December 31, 2008 and 1.29% and 14.32%, respectively, for the year ended December 31, 2007.  Key performance ratios declined for the 2009 fiscal year as compared to the prior year due to the lower net income for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the year ended December 31, 2009 was 3.06% as compared to the 3.64% net interest margin recorded for the year ended December 31, 2008, a reduction of 58 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 79.9% of the Company’s net revenues for the year ended December 31, 2009.  Net interest income also depends upon the relative amount of interest earning assets, interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2009, 2008 and 2007.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal Funds Sold/Short-Term Investments	$39,676,869	$116,070	0.29%	$4,667,073	$112,427	2.41%	$1,653,896	$101,171	6.12%
Investment Securities:
Taxable	136,588,291	5,143,123	3.77%	84,611,384	4,158,923	4.92%	80,876,181	4,278,288	5.29%
Tax-exempt (4)	12,483,060	720,245	5.77%	14,471,144	829,249	5.73%	22,968,401	1,296,032	5.64%

Total	149,071,351	5,863,368	3.93%	99,082,528	4,988,172	5.03%	103,844,582	5,574,320	5.37%

Loan Portfolio:
Construction	89,202,415	5,451,941	6.11%	115,517,676	8,090,444	7.00%	129,285,776	11,486,481	8.88%
Residential Real Estate	10,834,490	675,464	6.23%	10,376,822	652,728	6.29%	8,878,427	657,928	7.41%
Home Equity	14,722,638	869,531	5.91%	15,490,320	986,117	6.37%	14,118,025	1,063,025	7.53%
Commercial and commercial real estate	140,449,945	9,751,822	6.94%	127,377,980	9,302,815	7.30%	117,463,693	9,140,693	7.78%
Mortgage warehouse lines	114,749,562	5,305,911	4.62%	57,477,364	2,755,003	4.79%	-	-	-
Installment	770,169	60,572	7.86%	1,204,297	96,375	8.00%	1,542,082	129,483	8.40%
All Other Loans	32,843,891	2,275,030	6.93%	26,660,793	2,405,176	9.02%	21,083,348	2,635,877	12.50%
Total (1)	403,573,110	24,390,271	6.04%	354,105,252	24,288,658	6.86%	292,371,351	25,113,487	8.59%

Total Interest-Earning Assets	592,321,330	30,369,709	5.13%	457,854,853	29,389,257	6.42%	397,869,829	30,788,978	7.74%

Allowance for Loan Losses	(4,155,438)			(3,612,156)			(3,270,810)
Cash and Due From Banks	18,414,336			12,446,849			10,254,911
Other Assets	21,030,355			22,180,579			17,648,099
Total Assets	$627,610,583			$488,870,125			$422,502,029

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$105,526,965	$1,987,269	1.88%	$89,274,785	$2,164,369	2.42%	$83,597,940	$1,737,487	2.08%
Savings Accounts	154,261,417	2,907,443	1.88%	79,864,816	1,990,479	2.49%	64,408,442	2,017,580	3.13%
Certificates of Deposit under $100,000	84,121,374	2,454,236	2.92%	76,921,495	3,096,986	4.03%	67,236,813	3,170,322	4.72%
Certificates of Deposit of $100,000 and Over	93,913,185	2,480,084	2.64%	70,297,311	2,855,024	4.06%	54,252,087	2,711,467	5.00%
Other Borrowed Funds	29,526,575	1,353,489	4.58%	37,111,612	1,556,238	4.19%	29,580,685	1,514,907	5.12%
Trust Preferred Securities	18,557,000	1,072,827	5.78%	18,557,000	1,069,351	5.76%	19,534,247	1,438,876	7.37%

Total Interest-Bearing Liabilities	485,906,516	12,255,348	2.52%	372,027,019	12,732,447	3.42%	318,610,214	12,590,639	3.95%

Net Interest Spread (2)			2.61%			3.00%			3.79%

Non-interest Bearing Demand Deposits	78,588,727			69,907,048			60,892,433
Other Liabilities	6,480,126			4,608,108			4,989,809
Total Liabilities	570,975,369			446,542,175			384,492,456
Shareholders' Equity	56,635,214			42,327,950			38,009,573
Total Liabilities and Shareholders' Equity	$627,610,583			$488,870,125			$422,502,029

Net Interest Margin (3)		$18,114,361	3.06%		$16,656,810	3.64%		$18,198,339	4.57%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

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

The Company’s net interest income increased on a tax equivalent basis by $1,457,551, or 8.8%, to $18,114,361 for the year ended December 31, 2009, from the $16,656,810 reported for the year ended December 31, 2008.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2009 was an increase in the interest income of $980,451, resulting from increased volumes on the earning assets components.  This was combined with a decrease in interest expense resulting from decreases in the rates of the deposit components.

The Company’s net interest income decreased on a tax-equivalent basis by $1,541,529, or 8.5%, to $16,656,810 for the year ended December 31, 2008, from the $18,198,339 reported for the year ended December 31, 2007.  As indicated in the Rate/Volume Table, the principal factor contributing to the decrease in net interest income for the year ended December 31, 2008 was a decrease in the interest income of $1,399,721, resulting from decreased rates on the earning assets components.  This was combined with an increase in interest expense resulting from increases in the balances of the deposit components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2009 versus 2008			Year Ended December 31, 2008 versus 2007
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$(1,693,382)	$(945,121)	$(2,638,503)	$(1,094,267)	$(2,302,233)	$(3,396,500)
Residential Real Estate	28,874	(6,138)	22,736	94,238	(99,438)	(5,200)
Home Equity	(47,116)	(69,469)	(116,586)	95,054	(172,050)	(76,996)
Commercial and Commercial Real Estate	870,410	(421,403)	449,007	748,916	(586,243)	162,673
Mortgage Warehouse Lines	2,695,979	(145,072)	2,550,908	2,755,003	0	2,755,003
Installment	(34,424)	(1,379)	(35,803)	(26,940)	(6,168)	(33,108)
All Other Loans	492,389	(622,537)	(130,147)	600,091	(830,792)	(230,701)
Total Loans	2,312,730	(2,221,118)	101,612	3,172,095	(3,996,924)	(824,829)
Investment Securities :
Taxable	2,257,248	(1,273,048)	984,200	188,735	(308,100)	(119,365)
Tax-exempt	(114,354)	5,350	(109,004)	(483,349)	16,566	(466,783)
Total Investment Securities	2,142,894	(1,267,697)	875,196	(294,614)	(291,534)	(586,148)
Federal Funds Sold / Short-Term Investments	180,375	(176,732)	3.643	128,512	(117,256)	11,256
Total Interest Income	4,635,999	(3,655,548)	980,451	3,005,993	(4,405,714)	(1,399,721)

Interest Expense :
Money Market and NOW Accounts	$349,145	$(526,243)	$(177,098)	$130,364	$296,518	$426,880
Savings Accounts	1,628,306	(711,343)	916,963	434,450	(461,551)	(27,101)
Certificates of Deposit under $100,000	250,617	(893,368)	(642,751)	423,858	(497,194)	(73,336)
Certificates of Deposit of $100,000 and Over	791,043	(1,165,984)	(374,941)	727,894	(584,337)	143,557
Other Borrowed Funds	(332,648)	129,899	(202,749)	351,007	(309,676)	41,331
Trust Preferred Securities	0	3,476	3,476	(84,797)	(284,728)	(369,525)
Total Interest Expense	2,686,463	(3,163,563)	(477,100)	1,982,776	(1,840,968)	141,808

Net Interest Income	$1,949,536	$(491,985)	$1,457,551	$1,023,217	$(2,564,746)	$(1,541,529)

Average interest earning assets increased by $134,466,477, or 29.4%, to $592,321,330 for the year ended December 31, 2009 from $457,854,853 for the year ended December 31, 2008.  Led by the mortgage warehouse lines component, the average total loan portfolio increased by $49,467,858, or 14.0%, to $403,573,110 for the year ended December 31, 2009 from $354,105,252 for the year ended December 31, 2008.  However, due to the low level of market interest rates during 2009, loan yields averaged 6.04% for the year ended December 31, 2009, 82 basis points lower than for the year ended December 31, 2008.  The average investment securities portfolio increased 50.5%, while the yield on that portfolio decreased 110 basis points for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Overall, the yield on interest earning assets decreased 129 basis points to 5.13% in the year ended December 31, 2009 from 6.42% in the year ended December 31, 2008.

Average interest earning assets increased by $59,985,025, or 15.1%, to $457,854,853 for the year ended December 31, 2008 from $397,869,829 for the year ended December 31, 2007, consisting primarily of an increase of  $61,733,901 in loans for 2008 as compared to 2007.  Led by the mortgage warehouse lines component, the average total loan portfolio grew by 21.1%.  However, due to the declining level of market interest rates during 2008, loan yields averaged 6.86% for the year ended December 31, 2008, 173 basis points lower than for the year ended December 31, 2007.  The average investment securities portfolio decreased 4.6%, and the yield on that portfolio decreased 34 basis points for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Overall, the yield on interest earning assets decreased 132 basis points to 6.42% in the year ended December 31, 2008 from 7.74% in the year ended December 31, 2007.

Interest expense decreased by $477,100, or 3.7%, to $12,255,348 for the year ended December 31, 2009, from $12,732,447 for the year ended December 31, 2008.  This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Savings accounts, helped by higher FDIC deposit insurance limits that will remain until the end of 2013, increased on average by $74,396,601 in 2009, or 93.2%, as compared to 2008, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 61 basis points in 2009 as compared to 2008.  Average interest bearing liabilities rose 30.6% in 2009 from 2008.  The cost of total interest-bearing liabilities decreased 90 basis points to 2.52% in 2009 from 3.42% in 2008.

Interest expense increased by $141,808, or 1.1%, to $12,732,447 for the year ended December 31, 2008, from $12,590,639 for the year ended December 31, 2007.  This increase in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a lower market interest rate level.  Certificates of deposit of $100,000 and over increased on average by $16,045,224 in 2008, or 29.6%, as compared to 2007, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 94 basis points in 2008 as compared to 2007.  Average interest bearing liabilities rose 16.8% in 2008 from 2007.  The cost of total interest-bearing liabilities decreased 53 basis points to 3.42% in 2008 from 3.95% in 2007.

Average non-interest bearing demand deposits increased by $8,681,679, or 12.4%, to $78,588,727 for the year ended December 31, 2009 from $69,907,048 for the year ended December 31, 2008.   The primary cause of this increase for 2009 was the requirement for customers of the Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

Non-Interest Income

Non-interest income increased by $1,225,200, or 37.4%, to $4,505,076 for the year ended December 31, 2009 from $3,279,876 for the year ended December 31, 2008.

Service charges on deposit accounts represents a consistent source of non-interest income.  Service charge revenues increased by $1,820 to $885,702 for the year ended December 31, 2009 compared to $883,882 for the year ended December 31, 2008.  This component of non-interest income represented 19.7% and 26.9% of the total non-interest income for the years ended December 31, 2009 and 2008, respectively.

Gains on sales of loans held for sale increased by $284,358, or 27.3%, to $1,325,274 for the year ended December 31, 2009, from $1,040,916 for the year ended December 31, 2008.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The low interest rate environment that continued into 2009 has positively impacted the volume of sales transactions in the mortgage loan market and the resultant gains from these sales transactions.

Gains from the sales of available-for-sale securities totaled $1,138,655 for the year ended December 31, 2009.  The gains resulted from the sales of mortgage-backed securities in the low interest rate environment that continued in 2009.  There were no security sales for the year ended December 31, 2008.

During the quarter ended December 31, 2009, the Bank recognized an other-than-temporary impairment charge of $864,727 attributed to its only pooled trust preferred security.  Of this amount, $363,783 was a credit loss recorded in the income statement and $500,944 was a non-credit related loss recorded as an increase to the other comprehensive loss component of shareholders’ equity in the balance sheet.  The Bank recognized no other charges for other-than-temporary impairment during the years ended December 31, 2009 and 2008.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $389,851 for the year ended December 31, 2009 compared to $378,852 for the year ended December 31, 2008.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the increase in the other income component of non-interest income, amounting to $1,129,377 for the year ended December 31, 2009, as compared to $976,226 for the year ended December 31, 2008.

Non-Interest Expenses

Non-interest expenses increased by $2,086,860, or 13.9%, to $17,115,801 for the year ended December 31, 2009 from $15,028,941 for the year ended December 31, 2008.  The following table presents the major components of non-interest expenses for the years ended December 31, 2009 and 2008.

Non-interest Expenses
	2009	2008
Salaries and employee benefits	$9,352,360	$8,426,729
Occupancy expense	1,783,031	1,802,723
Data processing services	1,085,257	896,724
Equipment expense	631,677	626,467
Marketing	130,393	246,879
Regulatory, professional and consulting fees	1,006,830	861,006
Office expense	572,477	649,461
FDIC deposit insurance	1,193,309	196,072
Directors’ fees	105,700	108,000
Other real estate owned expenses	123,795	120,688
Other expenses	1,130,972	1,094,192
Total	$17,115,801	$15,028,941

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $925,631, or 11.0%, to $9,352,360 for the year ended December 31, 2009 compared to $8,426,729 for the year ended December 31, 2008.  The increase in salaries and employee benefits for the year ended December 31, 2009 was a result of an increase in the number of employees, regular merit increases and increased health care costs.  Staffing levels overall increased to 121 full-time equivalent employees as of December 31, 2009, comprised of 115 full time employees and 6 full-time equivalent employees, as compared to 113 full-time equivalent employees at December 31, 2008.

Marketing expense decreased by $116,486, or 47.2%, to $130,393 for the year ended December 31, 2009 compared to $246,879 for the year ended December 31, 2008.  During 2009, the Bank utilized the less costly print media in promoting products and services as opposed to the more costly radio broadcast media used in prior years.

Regulatory, professional and other fees increased by $145,824, or 16.9%, to $1,006,830 for the year ended December 31, 2009 compared to $861,006 for the year ended December 31, 2008.  During 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

The FDIC substantially increased its assessment rate for all insured banks and charged a special assessment in 2009 in an effort to increase its reserve ratio, resulting in an increased expense of $1,193,309 for the year ended December 31, 2009 compared with $196,072 for the year ended December 31, 2008.  In addition to significantly higher assessment rates, the FDIC announced a special assessment on all insured institutions equal to the lesser of 10% of deposits or 5% of assets minus tier 1 equity.  Included in the current year’s expense was a one-time $272,518 payment for the special assessment.

Data processing services increased by $188,533, or 21.0%, to $1,085,257 for the year ended December 31, 2009 compared to $896,724 for the year ended December 31, 2008.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s data security systems.

Other real estate owned expenses increased by $3,107, or 2.6%, to $123,795 for the year ended December 31, 2009 compared to $120,688 for the year ended December 31, 2008, as the Company incurred maintenance costs on more properties held as Other Real Estate Owned than were held during 2008.

All other categories of expenses, in the aggregate, decreased by $56,986, or 1.3%, to $4,223,857 for the year ended December 31, 2009 compared to $4,280,843 for the year ended December 31, 2008.  These expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

The Bank’s ratio of non-interest expense to average assets has remained consistently favorable at 2.73% for the year ended December 31, 2009 compared to 3.08% for the year ended December 31, 2008.

Income Taxes

 The Company had income tax expense of $156,282 for the year ended December 31, 2009 compared to income tax expense of $1,239,341 for year ended December 31, 2008.  The reduced income tax expense for the year ended December 31, 2009 was primarily due to (1) a significantly lower level of pretax income in 2009 compared with the year ended December 31, 2008 and (2) the reversal of an over-accrual of income taxes during 2006 and 2007 that coincided with the completion of an Internal Revenue Service examination of the Company’s 2006 and 2007 Federal income tax returns.

During 2009, the Internal Revenue Service completed an examination of the Company’s 2006 and 2007 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed by a credit to income tax expense during the year ended December 31, 2009.

Financial Condition

Cash and Cash Equivalents

At December 31, 2009, cash and cash equivalents totaled $25,854,285 compared to $14,333,119 at December 31, 2008.  Cash and cash equivalents at December 31, 2009 consisted of cash and due from banks of $25,842,901 and federal funds sold/short-term investments of $11,384.  The corresponding balances at December 31, 2008 were $14,321,777 and $11,342, respectively.  Despite several rounds of interest rate reductions for the Bank’s deposit accounts during the fourth quarter of 2009, deposits continued to increase as loan demand declined contributing to the increase in cash and cash equivalents.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Investment Securities

The investment securities portfolio amounted to $227,727,830, or 33.6% of total assets, at December 31, 2009, compared to $130,027,600, or 23.8% of total assets, at December 31, 2008.  Due to the continued uncertain economic environment during 2009, combined with strong deposit growth, funds were used primarily to purchase investment securities at a reduced net interest spread than that generally available if the funds were utilized by lending activities.  On an average balance basis, the investment securities portfolio represented 25.2% and 21.6%, respectively, of average interest-earning assets for each of the years ended December 31, 2009 and 2008.  The average yield earned on the portfolio was 3.93% for the year ended December 31, 2009, a decrease of 110 basis points from 5.03% earned for the year ended December 31, 2008.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2009, available-for-sale securities amounted to $204,118,850, an increase of $110,641,827 from December 31, 2008.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations	34,749,123	172,698	(252,023)	34,669,798
Residential mortgage backed securities	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities	2,457,262	0	(687,089)	1,770,173
Restricted Stock	1,464,900	0	0	1,464,900
Mutual Fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

Held to maturity-
Residential collateralized mortgage obligations	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	270,947	0	8,871,543
Trust preferred debt securities	133,054	0	0	133,054
Corporate debt securities	3,882,724	117,287	0	4,000,011

	$23,608,980	$636,071	$(29,521)	$24,215,530

The $133,054 amortized cost of held to maturity trust preferred debt securities is net of a $500,944 noncredit-related impairment charge recorded as of December 31, 2009. The Company did not record any other noncredit-related impairment on its held to maturity securities during 2009.

At December 31, 2009, all of the Company’s residential mortgage-backed securities and all but four of the Company’s residential collateralized mortgage obligations were issued by Government Sponsored Enterprises (“GSE”).  The four non-GSE issues had, at December 31, 2009, an aggregate amortized cost and aggregate fair value of $8,208,000 and $8,146,000, respectively.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$22,802,334	$415,626	$0	$23,217,960
Residential collateralized mortgage obligations	7,014,272	16,792	(253,432)	6,777,632
Residential mortgage backed securities	54,727,033	1,930,299	(594)	56,656,738
Obligations of State and
Political subdivisions	2,868,049	6,872	(16,234)	2,858,687
Trust preferred debt securities	2,454,969	0	(1,173,163)	1,281,806
Restricted stock	2,659,200	0	0	2,659,200
Mutual fund	25,000	0	0	25,000

	$92,550,857	$2,369,589	$(1,443,423)	$93,477,023

Held to maturity-
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	$10,000,000	$193,800	$0	$10,193,800
Residential collateralized mortgage obligations	8,727,315	49,897	(9,675)	8,767,537
Residential mortgage backed securities	3,794,931	33,007	(212)	3,827,726
Obligations of State and
Political subdivisions	10,516,726	75,515	(93,502)	10,498,739
Trust preferred debt securities	982,160	0	(635,172)	346,988
Corporate debt securities	2,529,445	0	(23,856)	2,505,589
	$36,550,577	$352,219	$(762,417)	$36,140,379

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$21,455,563	$315,075	$(14,043)	$21,756,595
Residential collateralized mortgage obligations	8,106,154	2,170	(407,560)	7,700,764
Residential mortgage backed securities	37,769,517	457,725	(57,365)	38,169,877
Obligations of State and
Political subdivisions	3,446,517	14,778	(7,713)	3,453,582
Trust preferred debt securities	2,451,122	0	(272,504)	2,178,618
Restricted stock	1,907,701	0	0	1,907,701
Mutual fund	25,000	0	0	25,000

	$75,161,574	$789,748	$(759,185)	$75,192,137

Held to maturity-
Residential mortgage backed securities	$4,502,574	$2,132	$(121,197)	$4,383,509
Obligations of State and
Political subdivisions	18,013,721	142,232	(4,718)	18,151,235
Trust preferred debt securities	996,051	0	(119,526)	876,525
	$23,512,346	$144,364	$(245,441)	$23,411,269

Proceeds from maturities and prepayments of securities available for sale amounted to $87,005,097 for the year ended December 31, 2009 and $26,324,998 for the year ended December 31, 2008.  At December 31, 2009, the portfolio had net unrealized gains of $255,743, compared to net unrealized gains of $926,166 at December 31, 2008.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive loss.

 Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2009, securities held to maturity were $23,608,980, a decrease of $12,941,597 from $36,550,577 at December 31, 2008.  The fair value of the held-to-maturity portfolio at December 31, 2009 was $24,215,530, resulting in a net unrealized gain of $606,550.

 The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Held to maturity - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$8,402,324	$8,446,700	2.15%
Due after one year through five years	91,063,870	91,249,993	1.74%
Due after five years through ten years	30,143,402	30,412,489	3.36%
Due after ten years	74,253,511	74,009,668	3.74%

Total	$203,863,107	$204,118,850	2.73%

Held to maturity-
Due in one year or less	$3,874,956	$3,952,332	4.68%
Due after one year through five years	3,107,832	3,227,191	5.21%
Due after five years through ten years	5,300,104	5,472,483	5.58%
Due after ten years	11,326,088	11,563,524	4.85%

Total	$23,608,980	$24,215,530	4.91%
* computed on a tax equivalent basis.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security.  The trust preferred security, which is held in our held to maturity portfolio, was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow where that present value of cash flow was less than the amortized cost basis of the security.  The present value of cash flow was developed using an EITF 99-20 model that considered performing collateral ratios, the level of subordination to senior tranches of the security, credit ratings of and projected credit defaults in the underlying collateral.

The following table sets forth information with respect to this security at December 31, 2009:

Pooled Trust Preferred Security Detail
Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral	Percent of Underlying Collateral In Default	Moody’s/ S & P / FITCH Ratings
PreTSL XXV	B-1	$133,054	$133,054	-	69.0%	18.4%	12.6%	Ca/NR/CC

The original cost of PreTSL XXV at December 31, 2009 was $997,781.  In reviewing our investment in PreTSL XXV at December 31, 2009, we have assumed average deferrals and defaults of 1.50% per year through the remaining term of the security (through June 2027).

During the fourth quarter of 2009, the Company recognized an other-than-temporary impairment charge of $864,727 on this held to maturity security, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was determined to be non-credit related and recognized in the other comprehensive loss component of shareholders’ equity.

A number of factors or combinations of factors could cause management to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXV constitutes an additional credit impairment.  These factors include, but are not limited to, failure to make interest payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an impairment in value or changes in market conditions and/or industry or issuer specific factors that would render management unable to forecast a full recovery in value.  In addition, the fair value of trust preferred securities could decline if the overall economy and the financial condition of the issuers continue to deteriorate and there remains limited liquidity for these securities.

All other unrealized securities losses are deemed temporary at December 31, 2009.  Additional discussions of these unrealized losses can be found in Note 2 to the consolidated financial statements.

Loans Held for Sale

Loans held for sale at December 31, 2009 amounted to $21,514,785 compared to $5,702,082 at December 31, 2008. The primary cause for this increase was a significantly higher volume of mortgage loan refinance activity during 2009 compared with the level of activity during 2008. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $159,468,307 for 2009 compared with $81,465,974 for 2008. This increased volume has lengthened the operational processing time for the loans as they migrate from origination to ultimate funding by investors.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $403,573,110 for the year ended December 31, 2009, an increase of $49,467,858, or 14.0%, compared to an average of $354,105,252 for the year ended December 31, 2008.  At December 31, 2009, total loans amounted to $379,945,735 compared to $377,348,416 at December 31, 2008, an increase of $2,597,319. The average yield earned on the loan portfolio was 6.04% for the year ended December 31, 2009 compared to 6.86% for the year ended December 31, 2008, a decrease of 82 basis points.  This decrease is primarily due to the low interest rate environment that continued throughout 2009.

The following table represents the components of the loan portfolio for the dates indicated.
	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$79,805,278	21%	$94,163,997	25%	$132,735,920	45%	$125,268,871	47%	$109,862,614	46%
Residential real estate loans	10,253,895	3%	11,078,402	3%	10,088,515	3%	7,670,370	3%	8,602,975	4%
Commercial business	57,925,392	15%	57,528,879	15%	57,232,295	19%	48,112,857	18%	47,869,396	19%
Commercial real estate	96,306,097	25%	90,904,418	24%	77,896,347	27%	66,784,183	26%	56,578,800	24%
Mortgage warehouse lines	119,382,078	32%	106,000,231	28%	-	0%	-	0%	-	0%
Loans to individuals	15,554,027	4%	16,797,194	5%	16,324,817	6%	16,728,025	6%	16,441,994	7%
Lease financing	0	0%	0	0%	0	0%	0	0%	21,073	0%
Deferred loan fees	489,809	0%	647,673	0%	302,818	0%	404,074	0%	466,678	0%
All other loans	229,159	0%	227,622	0%	180,006	0%	173,933	0%	170,819	0%

Total	$379,945,735	100%	$377,348,416	100%	$294,760,718	100%	$265,142,313	100%	$240,014,349	100%

Commercial and commercial real estate loans averaged $140,449,945 for the year ended December 31, 2009, an increase of $13,071,965, or 10.3%, compared to $127,377,980 for the year ended December 31, 2008.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio decreased 36 basis points to 6.94% for 2009 from 7.30% for 2008.

Construction loans averaged $89,202,415 for the year ended December 31, 2009, a decrease of $26,315,261, or 22.8%, compared to $115,517,676 for the year ended December 31, 2008.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 89 basis points to 6.11% for 2009 from 7.00% for 2008.

During 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association , the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $119,382,078 at December 31, 2009 and $106,000,231 at December 31, 2008.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2009.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & commercial real estate	$35,661,773	$36,961,743	$81,607,973	$154,231,489
Construction	72,979,941	5,899,341	925,996	79,805,278
Total	$108,641,714	$42,861,084	$82,553,969	$234,036,767

Fixed rate loans	$4,761,909	$18,580,941	$13,783,655	$37,126,505
Floating rate loans	103,879,805	24,280,143	68,750,314	196,910,262
Total	$108,641,714	$42,861,084	$82,553,969	$234,036,767

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

Non-performing loans increased by $955,749 to $4,307,526 at December 31, 2009, from $3,351,777 at December 31, 2008 as the disruptions in the financial system and the real estate market during those two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after December 31, 2009.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

As the table demonstrates, non-performing loans to total loans increased to 1.13% at December 31, 2009 from 0.89% at December 31, 2008.  Loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

In addition to the foregoing, in the fourth quarter of 2009, the Bank acquired a property, via deed in lieu of foreclosure, securing a $2,606,677 loan, which will be used in the Bank’s operations.  This property is included in premises and equipment at December 31, 2009.

At December 31, 2009, the Bank had two loans that totaled $145,898 in loans that were 90 days or more past due and still accruing interest income.  The Bank had no loans that were 90 days or more past due and still accruing income at December 31, 2008.

Non-performing assets decreased by $1,978,166 to $5,670,147 at December 31, 2009 from $7,648,313 at December 31, 2008.  Other real estate owned decreased by $2,933,915 to $1,362,621 at December 31, 2009 from $4,296,536 at December 31, 2008.  During 2009, the Bank acquired other real estate owned securing loans in the principal amount of $1,828,687 in full satisfaction of loans in foreclosure.  During 2009, management was successful in selling $5,241,431 of real estate owned properties without incurring any losses.  The Bank continues to complete the remaining units from an 18-unit condominium project for which it has, as of December 31, 2009, commitments from individual buyers to purchase.  Non-performing assets represented 0.84% of total assets at December 31, 2009 and 1.40% at December 31, 2008.

The Bank had no loans classified as restructured loans at December 31, 2009 or 2008.

Non-Performing Assets and Loans
	2009	2008	2007	2006	2005
Non-Performing loans:
Loans 90 days or more past due and still accruing	$145,898	$0	$0	$0	$209
Non-accrual loans	4,161,628	3,351,777	2,036,858	4,193,209	833,150
Total non-performing loans	4,307,526	3,351,777	2,036,858	4,193,209	833,359
Other real estate owned:	1,362,621	4,296,536	2,960,727	0	0
Total non-performing assets	$5,670,147	$7,648,313	$4,997,585	$4,193,209	$833,359

Non-performing loans to total loans	1.13%	0.89%	0.67%	1.50%	0.32%
Non-performing assets to total assets	0.84%	1.40%	1.16%	1.07%	0.22%

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for any delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs, or the initially recorded amount.  The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

A specific reserve for high risk loans is established for commercial loans, commercial real estate loans, and construction loans which have been identified by management as being high risk or impaired loans.  A high risk or impaired loan is assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely.  The specific portion of the allowance is the total amount of potential unconfirmed losses for such individual doubtful loans.  To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factor which may cause future losses to deviate from historical levels.

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At December 31, 2009, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2009	2008	2007	2006	2005
Balance, beginning of year	$3,684,764	$3,348,080	$3,228,360	$2,361,375	$2,005,169

Provision charged to operating expenses	2,553,000	640,000	130,000	893,500	405,000

Loans charged off:
Construction loans	(1,226,754)	(53,946)	-	-	-
Residential real estate loans	-	(31,865)	-	-	-
Commercial and commercial real estate loans	(511,791)	(220,565)	(88,891)	(11,154)	(39,150)
Loans to individuals	(1,973)	-	(1,614)	(18,314)	(13,653)
Lease financing	-	-	(478	-	-
All other loans	-	-	-	-	-
	(1,740,518)	(306,376)	(90,983)	(29,468)	(52,803)
Recoveries:
Construction loans	-	-	75,000	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	2,575	3,060	-	153	1,498
Loans to individuals	5,566	-	5,703	2,800	2,511
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	8,141	3,060	80,703	2,953	4,009
Net (charge offs) / recoveries	(1,732,377)	(303,316)	(10,280)	(26,515)	(48,794)

Balance, end of year	$4,505,387	$3,684,764	$3,348,080	$3,228,360	$2,361,375

Loans (excluding held for sale loans):
At year end	$379,945,735	$377,348,416	$294,760,718	$265,142,313	$240,014,349
Average during the year	384,314,052	340,666,744	281,176,955	259,397,578	220,475,472
Net (charge offs) recoveries to average loans outstanding	(0.45%)	(0.09%)	0.00%	(0.01%)	(0.02%)
Allowance for loan losses to:
Total loans at year end	1.19%	0.98%	1.14%	1.22%	0.98%
Non-performing loans	104.59%	109.93%	164.37%	76.99%	283.36%

            Management considers a complete review of the following specific factors in determining the provisions for loan losses:  historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $2,553,000 for the year ended December 31, 2009 and $640,000 for the year ended December 31, 2008.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $14,358,719 reduction in higher risk construction loans, non-performing loans increased by $955,749 and the total loan portfolio grew by $2,597,319 from December 31, 2008 to December 31, 2009.  This increase in both the loan portfolio and non-performing loans as well as the adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the increased provision.  Also, management replenished the reserves to compensate for the current period net charge-offs.  Net charge offs/recoveries amounted to a net charge-off of $1,732,377 for the year ended December 31, 2009.

At December 31, 2009, the allowance for loan losses was $4,505,387 compared to $3,684,764 at December 31, 2008, an increase of $820,623, or 22.3%.  The ratio of the allowance for loan losses to total loans at December 31, 2009 and 2008 was 1.19% and 0.98%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 104.59% at December 31, 2009, compared to 109.93% at December 31, 2008. Management believes the quality of the loan portfolio remains sound and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$1,486,659	40%	$1,477,550	39%	$1,671,059	46%	$1,131,266	44%	$1,393,210	43%
Construction loans	1,739,332	21%	1,478,520	25%	1,308,651	45%	1,696,175	47%	578,537	46%
Mortgage warehouse lines	537,219	32%	477,001	28%	-	0%	-	0%	-	0%
Residential real estate loans	72,718	3%	71,087	3%	104,326	3%	61,634	3%	141,683	4%
Loans to individuals	145,542	4%	149,386	5%	154,437	6%	139,055	6%	236,138	7%
Lease financing	-	0%	-	0%	-	0%	-	0%	4,723	0%
Unallocated	523,917		31,220		109,607		200,230		7,084

	$4,505,387	100%	$3,684,764	100%	$3,348,080	100%	$3,228,360	100%	$2,361,375	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings and time deposits, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits in the year ended December 31, 2009 averaged $516,411,668, an increase of $130,146,213, or 33.7%, compared to $386,265,455 in the year ended December 31, 2008.  At December 31, 2009, total deposits were $572,155,354, an increase of $157,470,623, or 38.0%, from $414,684,731 at December 31, 2008.  Management believes that the primary cause of this increase for the year ended December 31, 2009 was the reluctance of investors to maintain funds in the stock market due to the uncertain economic conditions and instead to deposit funds in FDIC insured deposit products such as savings accounts.  The average rate paid on the Bank’s interest-bearing deposit balances for 2009 was 2.24%, decreasing from the 3.20% average rate for 2008.  Average interest bearing deposits increased by $121,464,534, or 38.4%, to $437,822,941 for 2009 from $316,358,407 for 2008.

The significant contributors to the increased level of deposit growth in the year ended December 31, 2009 were an increase in average savings deposits, followed by increases in certificates of deposit of $100,000 or more, and other time deposits.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2009 were $170,783,163, a decrease of $5,876,264, or 3.3%, from $176,659,427 at December 31, 2008.  The retail certificates of deposit component of time deposits increased by $7,199,879, or 9.4%, to an average of $84,121,374 for 2009 from an average of $76,921,495 for 2008.  The average cost of these deposits decreased by 111 basis points to 2.92% for 2009 from 4.03% for 2008.  Certificates of deposit of $100,000 or more increased by $23,615,874 to an average of $93,913,185 for 2009 from an average of $70,297,311 for 2008.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds. For information concerning time deposits of  $100,000 or more by time remaining until maturity, see Note 9 of the Notes to Consolidated Financial Statements.

Average non-interest bearing demand deposits increased by $8,681,679, or 12.4%, to $78,588,727 for the year ended December 31, 2009 from $69,907,048 for the year ended December 31, 2008.  At December 31, 2009, non-interest bearing demand deposits totaled $82,473,328, an increase of 14.9% compared to $71,772,486 at December 31, 2008.  Non-interest bearing demand deposits made up 14.4% and 17.3% of total deposits at December 31, 2009 and 2008, respectively, and represent a stable, interest-free source of funds.

Savings accounts, helped by higher FDIC deposit insurance limits that will remain until the end of 2013, increased by $109,959,235, or 131.8%, to $193,369,640 at December 31, 2009 from $83,410,405 at December 31, 2008.  The average balance of savings accounts for 2009 increased by $74,396,601 to $154,261,417 compared to an average balance of $79,864,816 for 2008.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice account, increased by $16,252,180, or 18.2%, to an average of $105,526,965 for 2009 from an average of $89,274,785 in 2008.  The average cost of interest bearing demand deposits decreased 54 basis points to 1.88% for 2009 compared to 2.42% for 2008.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2009		2008		2007
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand deposits	$78,588,727	15%	$69,907,048	18%	$60,892,433	18%
Interest bearing demand deposits	105,526,965	21%	89,274,785	23%	83,597,940	25%
Savings deposits	154,261,417	30%	79,864,816	21%	64,408,442	19%
Certificates of deposit of $100,000 or more	93,913,185	18%	70,297,311	18%	54,252,087	16%
Other certificates of deposit	84,121,374	16%	76,921,495	20%	67,236,813	20%
Total	$516,411,668	100%	$386,265,455	100%	$330,387,715	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds decreased by $7,585,037, or 20.4%, to $29,526,575 for the year ended December 31, 2009 from the average balance of $37,111,612 for the year ended December 31, 2008.  The average cost of other borrowed funds increased 39 basis points to 4.58% for 2009 compared to 4.19% for 2008.

The balance of borrowings was $22,500,000 at December 31, 2009, consisting entirely of long-term FHLB borrowings.  The balance of borrowings at December 31, 2008 was $51,500,000 and consisted of FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1,781,401, or 3.2%, to $57,401,053 at December 31, 2009, from $55,619,652 at December 31, 2008.  Tangible book value per common share increased by $0.16, or 1.6%, to $10.03 at December 31, 2009 from $9.88 at December 31, 2008.  The ratio of shareholders’ equity to total assets was 9.15%, 10.18% and 9.55% at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.  The increase in shareholders’ equity from December 31, 2008 to December 31, 2009 was primarily the result of net income of $2,560,761.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the 5% stock dividends paid on February 3, 2010 and February 2, 2009,  the shares of common stock underlying the warrant were adjusted to 220,744.76 shares and the exercise price was adjusted to $8.154 per share.

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

In addition, EESA, as amended by The American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation limit executive compensation, require the reporting of information to the Treasury and others, limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limit the payment of certain severance and change in control payments to certain executives, limit the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, impose a claw back of certain compensation paid to certain executives of the Company or the Bank and impose new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank  holding company should eliminate or defer or severely limit dividends including for example when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2009 and 2008 and paid in 2010 and 2009, respectively.  A 6% stock dividend was declared in 2007 and paid in 2008

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2009.  Further discussion of these commitments is included in Note 16 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$3,387,018	$0	$0	$0	$3,387,018
Commitments to extend credit	$216,651,774	$0	$0	$0	$216,651,774
Commitments to sell residential loans	$21,514,785	$0	$0	$0	$21,514,785

Liquidity

At December 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At December 31, 2009, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 plus a One-Month Overnight Repricing Line of Credit of $58,584,800. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2009, the balance of cash and cash equivalents was $25,854,285.

Net cash used in operating activities totaled $14,015,564 for the year ended December 31, 2009 compared to net cash provided by operations of $8,336,322 for the year ended December 31, 2008.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities decreased by $12,264,165 to $102,649,885 for the year ended December 31, 2009 from $114,914,050 for the year ended December 31, 2008.  The decrease in cash usage for 2009 compared to 2008 resulted from decreased lending activity during 2009 plus increased volume of securities repayments during 2009.

Net cash provided by financing activities increased by $14,823,870 to $128,186,615 for the year ended December 31, 2009 from $113,362,745 for the year ended December 31, 2008.  The cash provided in 2009 resulted primarily from an increase in demand, savings and time deposits partially offset by decreased borrowings.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2009, prepayments and maturities of investment securities totaled $103,889,952.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2009.

Interest Rate Sensitivity Analysis at December 31, 2009
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$13,962	$-	$-	$-	$13,962	$-	$-	$11,881	$25,843
Federal funds sold	11	-	-	-	11	-	-	-	11
Investment securities	4,560	6,937	10,653	24,734	46,884	41,223	139,621	-	227,728
Loans held for sale	21,515	-	-	-	21,515	-	-	-	21,515
Loans, net of allowance for loan losses	263,571	6,656	9,882	12,457	292,566	19,391	67,988	(4,505)	375,440
Other assets	-	-	-	-	-	-	-	27,461	27,461
	$303,619	$13,593	$20,535	$37,191	$374,938	$60,614	$207,609	$34,837	$677,996
Sources of Funds :
Demand deposits - noninterest bearing	$-	$-	$-	$-	$-	$-	$-	$82,473	$82,473
Demand deposits - interest bearing	55,252	-	-	-	55,252	59,376	10,901	-	125,529
Savings deposits	135,920	-	-	31	135,961	23,913	33,496	-	193,370
Time deposits	21,986	40,953	38,671	40,532	142,132	28,651	-	-	170,783
Borrowings	-	-	-	12,500	12,500	-	10,000	-	22,500
Redeemable subordinated debentures	-	-	-	-	-	18,557	-	-	18,557
Non-interest-bearing sources	-	-	-	-	-	-	-	64,784	64,784
	$213,158	$40,953	$38,671	$53,063	$345,845	$130,497	$54,397	$147,257	$677,996

Asset (Liability) Sensitivity Gap :
Period Gap	$90,461	$(27,360)	$(18,136)	$(15,872)	$29,093	$(69,883)	$153,212	$(112,420)	-
Cumulative Gap	$90,461	$63,101	$44,965	$29,093	$29,093	$(40,790)	$112,420	-	-
Cumulative Gap to Total Assets	13.4%	9.3%	6.6%	4.3%	4.3%	(6.0)%	-	-	-

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the captions “Directors and Executive Officers” and “Corporate Governance”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009.  The information in the table has been adjusted for the 5% stock dividend declared December 17, 2009 and paid February 3, 2010 to shareholders of record on January 19, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	139,282	$11.58	272,888
Equity compensation plans not approved by security holders (2)	15,428	$6.14	-
Total	154,710	$11.04	272,888

(1)	Includes the Company’s 2000 Employee Stock Option and Restricted Stock Plan, 2005 Equity Incentive Plan and 2006 Directors Stock Plan.

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

 Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.             Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2009 and 2008.

Consolidated Statements of Income – For the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

2.             All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.             Exhibits

Exhibit No.		Description

3	(i)(A)	Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3	(i)(B)
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

3	(ii)(A)	Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

Exhibit No.			Description

3	(ii)(B)		Amendment No. 2 to By-laws of the Company (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.3
Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.4
Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.5
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.6
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.1		#
1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on November 13, 2002)

10.2		#
Amended and Restated 1st Constitution Bancorp Directors’ Insurance Plan, effective as of June 16, 2005 (incorporated by reference to Exhibit No. 10 to the Company’s Form 8-K filed with the SEC on March 24, 2006)

10.3		#
1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on November 13, 2002)

10.4		#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.5		#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.6		#
Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

Exhibit No.		Description

10.7	#
Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 11, 2004)

10.8	#
Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 11, 2004)

10.9	#
Form of Stock Option Agreement under the 1st Constitution Bancorp  Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 22, 2004)

10.10	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp  Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 22, 2004)

10.11	#
Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on February 24, 2005)

10.12	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed with the SEC on April 15, 2005)

10.13	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.14	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.15	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.16	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.17	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.18	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.19
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

Exhibit No.		Description

10.20
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.21
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.22	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.23	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.24
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.25	#	Form of Waiver, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.26	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.27	#*	Letter Agreement with Robert F. Mangano dated November 5, 2009 and executed by Mr. Mangano on November 7, 2009

10.28	#*	Letter Agreement with Joseph M. Reardon dated November 5, 2009 and executed by Mr. Reardon on November 7, 2009

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

Exhibit No.		Description

99.1	*
Certification of principal executive officer of the Company, pursuant to Section 111(b) (4) of the Emergency Economic Stability Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

99.2	*
Certification of principal financial officer of the Company, pursuant to Section 111(b) (4) of the Emergency Economic Stability Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

___________________________
*      Filed herewith.
#      Management contract or compensatory plan or arrangement.

(b)      Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c)      Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

1st CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
1st Constitution Bancorp
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 26, 2010

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

CASH AND DUE FROM BANKS	$25,842,901	$14,321,777

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,384	11,342

Total cash and cash equivalents	25,854,285	14,333,119

INVESTMENT SECURITIES
Available for sale, at fair value	204,118,850	93,477,023
Held to maturity (fair value of $24,215,530 and $36,140,379 at December 31, 2009 and 2008, respectively)	23,608,980	36,550,577
Total securities	227,727,830	130,027,600

LOANS HELD FOR SALE	21,514,785	5,702,082

LOANS	379,945,735	377,348,416
Less- Allowance for loan losses	(4,505,387)	(3,684,764)

Net loans	375,440,348	373,663,652

PREMISES AND EQUIPMENT, net	4,899,091	2,302,489

ACCRUED INTEREST RECEIVABLE	2,274,087	2,192,601

BANK-OWNED LIFE INSURANCE	10,319,055	9,929,204

OTHER REAL ESTATE OWNED	1,362,621	4,296,536

OTHER ASSETS	8,604,378	3,839,246
Total assets	$677,996,480	$546,286,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$82,473,328	$71,772,486
Interest bearing	489,682,026	342,912,245
Total deposits	572,155,354	414,684,731

BORROWINGS	22,500,000	51,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,757,151	1,984,102
ACCRUED EXPENSES AND OTHER LIABILITIES	5,625,922	3,941,044
Total liabilities	620,595,427	490,666,877

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding	11,473,262	11,387,828
Common stock, no par value; 30,000,000 shares authorized; 4,526,827 and 4,414,412 shares issued and 4,515,924 and 4,408,815 shares outstanding as of December 31, 2009 and 2008, respectively	36,774,621	35,180,433
Retained earnings	10,307,331	9,653,923
Treasury Stock, at cost, 10,903 shares and 5,597 shares at December 31, 2009 and 2008, respectively	(73,492)	(53,331)
Accumulated other comprehensive loss	(1,080,669)	(549,201)
Total shareholders’ equity	57,401,053	55,619,652
Total liabilities and shareholders’ equity	$677,996,480	$546,286,529

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2009 and 2008

	2009	2008
INTEREST INCOME:
Loans, including fees	$24,390,271	$24,288,658
Securities:
Taxable	5,143,123	4,158,923
Tax-exempt	486,652	560,303
Federal funds sold and
short-term investments	116,070	112,427
Total interest income	30,136,116	29,120,311

INTEREST EXPENSE:
Deposits	9,829,032	10,106,856
Borrowings	1,353,489	1,556,240
Redeemable subordinated debentures	1,072,827	1,069,351

Total interest expense	12,255,348	12,732,447

Net interest income	17,880,768	16,387,864

PROVISION FOR LOAN LOSSES	2,553,000	640,000
Net interest income after provision
for loan losses	15,327,768	15,747,864

NON-INTEREST INCOME:
Service charges on deposit accounts	885,702	883,882
Gain on sales of loans	1,325,274	1,040,916
Gain on sales of securities available for sale	1,138,655	0
Income on Bank-owned life insurance	389,851	378,852
Other-than temporary security impairment:
Total	(864,727)	0
Less: Portion recognized in other comprehensive loss	500,944	0
Portion recognized in earnings	(363,783)	0
Other income	1,129,377	976,226
Total other income	4,505,076	3,279,876

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,352,360	8,426,729
Occupancy expense	1,783,031	1,802,723
Data processing expenses	1,085,257	896,724
FDIC insurance expense	1,193,309	196,072
Other operating expenses	3,701,844	3,706,693
Total other expenses	17,115,801	15,028,941
Income before income taxes	2,717,043	3,998,799

INCOME TAXES	156,282	1,239,341
Net income	2,560,761	2,759,458
Dividends and accretion on preferred stock	719,601	0
Net income available to common shareholders	$1,841,160	$2,759,458

NET INCOME PER COMMON SHARE
Basic	$0.41	$0.63
Diluted	$0.41	$0.62

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	4,470,420	4,402,368
Diluted	4,485,628	4,425,753

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

					Accumulated
					Other	Total
	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Stock	Earnings	Stock	Loss	Equity

BALANCE, January 1, 2008	$-	$32,514,936	$9,009,955	$(18,388)	$(533,186)	$40,973,317

Cumulative effect of adoption of new accounting standard for split dollar life insurance benefit			(329,706)			(329,706)

Proceeds from issuance of preferred stock and warrants, net	11,387,828	562,172				11,950,000

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		195,325		35,584		230,909

Share-based compensation		122,216				122,216

Treasury Stock purchased (6,416 shares)				(70,527)		(70,527)

5% stock dividend declared December 2008		1,785,784	(1,785,784)			-

Comprehensive Income:
Net Income - 2008			2,759,458			2,759,458

Pension liability
net of tax of $23,267					33,637	33,637

Unrealized loss on interest rate swap contract
net of tax benefit of $423,906					(635,496)	(635,496)

Unrealized gain on securities available for sale
net of tax of $309,759					585,844	585,844

Comprehensive Income						2,743,443

BALANCE, December 31, 2008	11,387,828	35,180,433	9,653,923	(53,331)	(549,201)	55,619,652

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		295,320		58,305		353,625

Share-based compensation		111,116				111,116

Treasury Stock purchased (12,353 shares)				(78,466)		(78,466)

5% stock dividend declared December 2009		1,187,752	(1,187,752)			-

Dividends on preferred stock			(611,667)			(611,667)

Preferred stock issuance costs	(22,500)					(22,500)

Accretion of discount on preferred stock	107,934		(107,934)			-

Comprehensive Income:
Net Income - 2009			2,560,761			2,560,761

Pension liability
net of tax of $45,694					68,517	68,517

Unrealized gain on interest rate swap contract
net of tax benefit of $109,976					165,374	165,374

Unrealized loss on securities available for sale
net of tax of $235,686					(434,736)	(434,736)

Impairment loss on securities net of tax of $170,321					(330,623)	(330,623)

Comprehensive Income						2,029,293

BALANCE, December 31, 2009	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,560,761	$2,759,458
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	2,553,000	640,000
Depreciation and amortization	628,407	698,807
Net amortization of premiums on securities	51,773	87,594
Other than temporary securities impairment loss	363,783	-
Gains on sales of securities available for sale	(1,138,655)	-
Gains on sale of equipment	-	(17,301)
Gains on sales of other real estate owned	(82,690)	(14,961)
Gains on sales of loans held for sale	(1,325,274)	(1,040,916)
Originations of loans held for sale	(159,468,307)	(81,465,974)
Proceeds from sales of loans held for sale	144,980,878	87,126,813)
Income on Bank-owned life insurance	(389,851)	(378,852)
Share-based compensation expense	255,275	334,316
Deferred tax benefit	(1,296,270)	(364,651)
(Increase) decrease in accrued interest receivable	(81,486)	303,131
(Increase) in other assets	(3,255,237)	(23,130)
Decrease in accrued interest payable	(226,951)	(8,085)
Increase (decrease) in accrued expenses and other liabilities	1,855,280	(299,927)

Net cash (used in) provided by operating activities	(14,015,564)	8,336,322

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(215,232,453)	(43,765,333)
Held to maturity	(4,908,323)	(21,443,565)
Proceeds from maturities and repayments
of securities -
Available for sale	87,005,097	26,324,998
Held to maturity	16,884,855	8,368,792
Proceeds from sales of securities available for sale	18,102,327	-
Net Increase in loans	(8,765,060)	(84,280,195)
Proceeds from sale of equipment	-	32,049
Capital expenditures	(581,620)	(219,129)
Additional investment in other real estate owned	(396,139)	(2,104,284
Proceeds from sales of other real estate owned	5,241,431	2,172,617

Net cash used in investing activities	(102,649,885)	(114,914,050)

FINANCING ACTIVITIES:

Exercise of stock options and issuance of treasury stock	353,625	230,909
Purchase of treasury stock	(78,466)	(70,527)
Dividends paid on preferred stock	(536,667)	-
Preferred stock issuance costs paid	(22,500)	-
Net increase in demand, savings and time deposits	157,470,623	85,352,363
Net (decrease) increase in borrowings	(29,000,000)	15,900,000
Proceeds from issuance of preferred stock	-	11,950,000

Net cash provided by financing activities	128,186,615	113,362,745

Increase in cash and cash equivalents	11,521,166	6,785,017

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	14,333,119	7,548,102

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$25,854,285	$14,333,119

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$12,482,299	$12,740,532
Income taxes	775,916	2,380,200
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	4,435,364	1,389,181
Foreclosed real estate transferred to bank premises for bank use	2,606,677	-

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1.             Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey area.  The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates ten additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Jamesburg, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc.,  FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary security impairment, the fair value of other real estate owned and the valuation of deferred tax assets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2009, over 79% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 17% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 4% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate.  The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive assets compared to the generally longer duration of interest-sensitive liabilities.  In a volatile rate environment, assets held by the Bank will re-price faster than liabilities of the Bank, thereby affecting net interest income.  For this reason, management regularly monitors the maturity structure and rate adjustment features of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Investment Securities

Investment Securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value, except for restricted stock of the Federal Home Loan Bank of New York and Atlantic Central Banker Bank, which are carried at cost.  Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary in accordance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes. Temporary impairments of held to maturity securities are not recorded in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed.

Other-than-temporary impairments on all equity securities and on debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of sale for a debt security apply, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related other-than-temporary impairments in earnings. Noncredit-related other-than-temporary impairments on debt securities are recognized in OCI.  For held to maturity debt securities, the amount of any other-than-temporary impairment recorded in OCI is amortized prospectively over the remaining lives of the securities based on the timing of future estimated cash flows related to those securities.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments.

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York, while included in investment securities available for sale, is carried at cost.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2009.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This pool of insurance, due to the advantages of the Bank, is profitable to the Company.  This profitability will be used to offset a portion of future benefit costs and is intended to provide a funding source for the payment of future benefits.  The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

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

The Bank accounts for its transfers and servicing of financial assets in accordance with ASC Topic 860, “Transfers and Servicing.”  The Bank originates mortgages under a definitive plan to sell those loans with servicing generally released.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value.  Gains and losses on sales are also accounted for in accordance with Topic 860, which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

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

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $3,706,974 and $3,946,649 at December 31, 2009 and 2008, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2009.  The current amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2009 and 2008.

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

Loans are placed in a nonaccrual status when the ultimate collectibility of principal or interest in whole, or part, is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

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

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2009 and 2008.

Derivative Contracts

Derivative contracts, as required by ASC Topic 815, “Derivatives and Hedging,” are carried at fair value as either assets or liabilities in the statement of financial condition with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of related income tax effects.  Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2009 and 2008, and has not recognized any liabilities for tax uncertainties as of December 31, 2009 and 2008. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2009 and 2008. The tax years subject to examination by the taxing authorities are, for federal purposes, the year ended December 31, 2008, and for state purposes, the years ended December 31, 2008, 2007 and 2006.

Other Real Estate Owned

Other real estate owned obtained through loan foreclosures or the receipt of deeds-in-lieu of foreclosure is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extend that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determines.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 8 – Goodwill and Other Intangibles for additional information.

Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 15 – Stock-Based compensation for additional information.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” the Company recognizes the under funded status of this postretirement plan as a liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force finalized guidance which requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-retirement benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted this guidance on January 1, 2008, and recorded a cumulative effect adjustment of $329,706 as a reduction of retained earnings effective January 1, 2008.

Cash And Cash Equivalents

Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, Federal funds sold and short-term investments.  Generally, Federal funds are sold and short-term investments are made for a one or two-day period.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.  Such reclassification had no impact on net income or total stockholders’ equity.

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock, by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options and unvested restricted stock awards, using the treasury stock method.  All share information has been restated for the effect of a 5% stock dividend declared on December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.  For 2008, dividends and discount accretion on preferred stock were immaterial and were not included in income available for common shareholders or basic and diluted net income per common share.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations:

	Year Ended December 31, 2009
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$2,560,761
Preferred stock dividends and accretion	(719,601)
Income available to common shareholders	1,841,160	4,470,420	$0.41

Effect of dilutive securities
Stock options and unvested stock awards	-	15,208	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,841,060	4,485,628	$0.41

	Year Ended December 31, 2008
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,759,458
Preferred stock dividends and accretion	-
Income available to common shareholders	2,759,458	4,402,368	$0.63

Effect of dilutive securities
Stock options and unvested stock awards	-	23,385	(0.01)

Diluted EPS
Net income available to common stockholders plus assumed conversion	$2,759,458	4,425,753	$0.62

For the years ended December 31, 2009 and 2008, 134,678 and 94,204 options were anti-dilutive and were not included in the computation of diluted earnings per common share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, other-than-temporary non-credit related security impairments, unrealized gains and losses on cash flows hedges, and changes in the funded status of benefit plans which are also recognized in equity.

Variable Interest Entities

Management has determined that Trust II qualifies as a variable interest entity under ASC Topic 810, “Consolidation.” Trust II issued mandatorily redeemable preferred stock to investors, loaned the proceeds to the Company and holds, as its sole asset, subordinated debentures issued by the Company.  As a qualified variable interest entity, Trust II’s Balance Sheet and Statement of Operations have never been consolidated with those of the Company.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2009 and 2008.

Segment Information

U.S. GAAP establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision-maker is the President and Chief Executive Officer.  The Company has applied the aggregation criteria for its operating segments to create one reportable segment, “Community Banking.”

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

Recent Accounting Pronouncements

 In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”).  The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This guidance did not have any impact on the Company’s consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently reviewing the effect this new guidance will have on its consolidated financial statements and does not intend to early adopt this guidance.

2.             Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage Obligations	34,749,123	172,698	(252,023)	34,669,798
Residential mortgage backed securities	24,182,584	1,449,071	-	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities	2,457,262	-	(687,089)	1,770,173
Restricted stock	1,464,900	0-	-	1,464,900
Mutual fund	25,000	0-	-	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

Held to maturity-
Residential collateralized mortgage Obligations	$4,881,475	$150,055	$-	$5,031,530
Residential mortgage backed securities	6,111,131	97,782	(29,521)	6,179,392
Obligations of state and
political subdivisions	8,600,596	270,947	-	8,871,543
Trust preferred debt securities	133,054	-	-	133,054
Corporate debt securities	3,882,724	117,287	-	4,000,011

	$23,608,980	$636,071	$(29,521)	$24,215,530
The $133,054 amortized cost of held to maturity trust preferred debt securities is net of a $500,944 noncredit-related impairment charge recorded as of December 31, 2009.  The Company did not record any other noncredit-related impairment on its held to maturity securities during 2009.

At December 31, 2009, all of the Company’s residential mortgage-backed securities and all but four of the Company’s residential collateralized mortgage obligations were issued by Government Sponsored Enterprises (“GSE”).  The four non-GSE issues had, at December 31, 2009, an aggregate amortized cost and aggregate fair value of $8,208,000 and $8,146,000, respectively.

Restricted stock at December 31, 2009 consists of $1,449,900 of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$22,802,334	$415,626	$-	$23,217,960
Residential collateralized mortgage obligations	7,014,272	16,792	(253,432)	6,777,632
Residential mortgage backed securities	54,727,033	1,930,299	(594)	56,656,738
Obligations of state and
political subdivisions	2,868,049	6,872	(16,234)	2,858,687
Trust preferred debt securities	2,454,969	-	(1,173,163)	1,281,806
Restricted stock	2,659,200	-	-	2,659,200
Mutual fund	25,000	-	-	25,000

	$92,550,857	$2,369,589	$(1,443,423)	$93,477,023

Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$10,000,000	$193,800	$-	$10,193,800
Residential collateralized mortgage obligations	8,727,315	49,897	(9,675)	8,767,537
Residential mortgage backed securities	3,794,931	33,007	(212)	3,827,726
Obligations of state and
political subdivisions	10,516,726	75,515	(93,502)	10,498,739
Trust preferred debt securities	982,160	-	(635,172)	346,988
Corporate debt securities	2,529,445	-	(23,856)	2,505,589

	$36,550,577	$352,219	$(762,417)	$36,140,379

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$8,402,324	$8,446,700
Due after one year through five years	91,063,870	91,249,993
Due after five years through ten years	30,143,402	30,412,489
Due after ten years	74,253,511	74,009,668

Total	$203,863,107	$204,118,850

Held to maturity-
Due in one year or less	$3,874,956	$3,952,332
Due after one year through five years	3,107,832	3,227,191
Due after five years through ten years	5,300,104	5,472,483
Due after ten years	11,326,088	11,563,524

Total	$23,608,980	$24,215,530

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 are as follows:

2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	33	$73,177,106	$(673,252)	$-	$-	$73,177,106	$(673,252)

Residential collateralized mortgage obligations	5	9,399,574	(158,696)	428,264	(93,327)	9,827,838	(252,023)

Residential mortgage backed securities	1	2,885,660	(29,521)	-	-	2,885,660	(29,521)

Obligations of state and political subdivisions	1	924,549	(91,212)	-	-	924,549	(91,212)

Trust preferred debt securities	4	-	-	1,770,172	(687,089)	1,770,172	(687,089)

Total temporarily impaired securities	44	$86,386,889	$(952,681)	$2,198,436	$(780,416)	$88,585,325	$(1,733,097)

2008		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations	18	$3,283,040	$(15,797)	$5,245,569	$(247,310)	$8,528,609	$(263,107)

Residential mortgage backed securities	3	283,264	(806)	-	-	283,264	(806)

Obligations of state and political subdivisions	16	5,551,850	(109,736)	-	-	5,551,850	(109,736)

Trust preferred debt securities	5	-		1,628,794	(1,808,335)	1,628,794	(1,808,335)

Corporate debt securities	3	2,001,805	(23,856)	-	-	2,001,805	(23,856)

Total temporarily impaired securities	45	$11,119,959	$(150,195)	$6,874,363	$(2,055,645)	$17,994,322	$(2,205,840)

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

Residential collateralized mortgage obligations and residential mortgage-backed securities: The unrealized losses on investments in residential collateralized mortgage obligations and residential mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities:  The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security.  The trust preferred security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  The primary factor used to determine the credit portion of the impairment through the income statement for this security was the discounted present value of projected cash flow where that present value of cash flow was less than the amortized cost basis of the security.  The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security, credit ratings of and projected credit defaults in the underlying collateral.

The following table sets forth information with respect to this security at December 31, 2009:

Pooled Trust Preferred Security Detail
Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral	Percent of Underlying Collateral In Default	Moody’s/ S & P / FITCH Ratings
PreTSL XXV	B-1	$133,054	$133,054	-	69.0%	18.4%	12.6%	Ca/NR/CC

The original cost of PreTSL XXV at December 31, 2009 was $997,781.  In reviewing our investment in PreTSL XXV at December 31, 2009, we have assumed average deferrals and defaults of 1.50% per year through the remaining term of the security (through June 2027).

During the fourth quarter of 2009, the Company recognized an other-than-temporary impairment charge of $864,727 of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in the other comprehensive loss component of shareholders’ equity.

A number of factors or combinations of factors could cause management to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXV constitutes an additional impairment that is other-than-temporary.  These factors include, but are not limited to, failure to make interest payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an impairment in value or changes in market conditions and/or industry or issuer specific factors that would render management unable to forecast a full recovery in value.  In addition, the fair value of trust preferred securities could decline if the overall economy and the financial condition of the issuers continue to deteriorate and there remains limited liquidity for these securities.

The Company recorded gross gains and losses on sales of securities available for sale of $1,138,655 and zero respectively, in 2009.  There were no sales of securities in 2008.

As of December 31, 2009 and 2008, securities having a book value of $25,388,488 and $31,844,825, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

3.             Loans and Loans Held for Sale

Loans are as follows:

	2009	2008

Commercial business	$57,925,392	$57,528,879
Commercial real estate	96,306,097	90,904,418
Mortgage warehouse lines	119,382,078	106,000,231
Construction loans	79,805,278	94,163,997
Residential real estate loans	10,253,895	11,078,402
Loans to individuals	15,554,027	16,797,194
Deferred loan fees	489,809	647,673
All other loans	229,159	227,622
	$379,945,735	$377,348,416

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset counties.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $21,514,785 at December 31, 2009 and $5,702,082 at December 31, 2008.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2009 and 2008 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2009 and 2008.

4.             Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2009	2008
Balance, beginning of year	$3,684,764	$3,348,080
Provision charged to operations	2,553,000	640,000
Loans charged off	(1,740,518)	(306,376))
Recoveries of loans charged off	8,141	3,060
Balance, end of year	$4,505,387	$3,684,764

The amount of loans which were not accruing interest amounted to $4,161,628 and $3,351,777 at December 31, 2009 and 2008, respectively.  Impaired loans totaled $5,267,533 and $3,351,777 at December 31, 2009 and 2008, respectively.  There were specific valuation allowances of $176,781 on $1,292,910 of impaired loans at December 31, 2009 and $485,339 of specific valuation allowances on $1,913,012 of impaired loans at December 31, 2008.  At December 31, 2009, the Bank had two loans that totaled $145,898 in loans that were 90 days or more past due and still accruing interest income.  There were no loans 90 days or more past due and still accruing interest at December 31, 2008.

Additional income before taxes amounting to $624,224 and $314,675 would have been recognized in 2009 and 2008, respectively, if interest on all loans had been recorded based upon original contract terms.  No interest was recognized on non-accrual loans in 2009 or 2008.  The average recorded investment in impaired loans for the years ended December 31, 2009 and 2008 was approximately $5,469,035 and $2,231,205, respectively.

5.             Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2009 and 2008 is as follows:
	2009	2008
Balance, beginning of year	$4,795,649	$4,288,296
Loans granted	68,252	1,996,042
Repayments of loans	(492,862)	(1,488,689)

Balance, end of year	$4,371,039	$4,795,649

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2009 and 2008.

6.             Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2009	2008
Land		$241,784	$241,784
Construction in progress		2,929,011	45,734
Building	40 Years	735,579	735,579
Leasehold improvements	10 Years	2,287,324	2,225,660
Furniture and equipment	3 – 15 Years	2,907,147	2,663,791
		9,100,845	5,912,548
Less Accumulated depreciation		(4,201,754)	(3,610,059)
		$4,899,091	$2,302,489

Construction in progress at December 31, 2009, consists primarily of a $2,606,677 property acquired via the receipt of deed-in-lieu of a foreclosure on a commercial real estate loan and subsequent costs incurred in preparing this property for use in the Company’s operations.

Depreciation expense was $591,695 and $662,095 for the years ended December 31, 2009 and 2008, respectively.

7.             Other Real Estate Owned (“OREO”)

The Bank held four properties valued at $1,362,621 at December 31, 2009 and three properties valued at $4,296,536 at December 31, 2008.  The Company did not incur any write downs on OREO properties during the years ended December 31, 2009 and 2008.  There was no impairment on these properties at December 31, 2009 or 2008, respectively.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  Net OREO expenses amounted to $123,795 and $120,688 for the years ended December 31, 2009 and 2008, respectively.

8.             Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

	2009	2008
Goodwill	$472,726	$472,726
Core deposits intangible	173,647	210,358
Total	$646,373	$683,084

Amortization expense of intangible assets was $36,712 for each of the years ended December 31, 2009 and 2008.

Scheduled amortization of the core deposits intangible for each of the next five years and thereafter is as follows:

2010	$36,712
2011	36,712
2012	36,712
2013	36,712
2014	26,799
$173,647

9.             Deposits

Deposits consist of the following:

	2009	2008
Demand
Non-interest bearing	$82,473,328	$71,772,486
Interest bearing	125,529,223	82,842,413
Savings	193,369,640	83,410,405
Time	170,783,163	176,659,427
	$572,155,354	$414,684,731

At December 31, 2009, time deposits have contractual maturities as follows:

Year	Amount
2010	$142,131,744
2011	24,566,792
2012	2,747,887
2013	546,130
2014	780,390
2015	10,220
$170,783,163

Individual time deposits $100,000 or greater amounted to $87,499,947 and $97,752,068 at December 31, 2009 and 2008, respectively.  As of December 31, 2009, time certificates of deposit in amounts of $100,000 or more have remaining maturity time as follows:

Maturity Range	Amount
Three months or less	$35,957,940
Over three months through six months	18,101,625
Over six months through twelve months	21,651,532
Over twelve months	11,788,850
$87,499,947

10.           Borrowings

The balance of borrowings was $22,500,000 at December 31, 2009, consisting entirely of long-term FHLB borrowings.  The balance of borrowings was $51,500,000 at December 31, 2008 and consisted of long-term FHLB borrowings of $30,500,000 and overnight funds purchased of $21,000,000.

At December 31, 2009, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 and a One Month Overnight Repricing Line of Credit of $58,584,800.  Each of these established credit lines were effective on August 10, 2009 and expire on August 9, 2010 at which time they will be subject to review and renewal.  Advances issued under these programs are subject to FHLB stock level and collateral requirements.  Pricing of these advances may fluctuate based on existing market conditions.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2010 at which time it will be subject to review and renewal.

The Bank has four ten-year fixed rate convertible advances from the FHLB that total $22,500,000 in the aggregate.  These advances, in the amounts of $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bear interest at the rates of 5.50%, 5.34%, 5.06% and 4.08%, respectively.  These advances are convertible quarterly at the option of the FHLB.  These advances are fully secured by marketable securities.

The FHLB advances mature as follows:

2009
2010	$12,500,000
2017	10,000,000
$22,500,000

These callable advances have original maturity dates of ten years and call dates of one year to five years after the date that the original advance was made.  After the original call period expires, the borrowings are callable quarterly.  Due to the call provisions, expected maturities could differ from contractual maturities.

11.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.96% at December 31, 2009).  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

12.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2009	2008
Federal-
Current	$1,338,992	$1,322,618
Deferred	(1,015,655)	(282,481)
	323,337	1,040,137
State-
Current	113,560	281,374
Deferred	(280,615)	(82,170)
	(167,055)	199,204
	$156,282	$1,239,341

A comparison of income tax expense at the Federal statutory rate in 2009 and 2008 to the Company’s provision for income taxes is as follows:

	2009	2008

Federal income tax	$923,795	$1,359,592
Add (deduct) effect of:
State income taxes net of federal income tax effect	(110,257)	131,475
Tax-exempt interest income	(165,462)	(190,503)
Bank-owned life insurance	(132,549)	(128,809)
Other items, net	(359,245)	67,586
Provision for income taxes	$156,282	$1,239,341

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2009	2008
Deferred tax assets (liabilities):
Allowance for loan losses	$1,799,452	$1,471,694
Employee benefits	25,782	95,861
Unrealized gain on securities available for sale	(86,953)	(322,639)
SERP Liability	1,171,736	912,131
Unrealized loss on interest rate swap	353,772	463,748
State net operating loss carryover	45,319	-
Other than temporary impairment loss	294,007	-
Depreciation	310,523	(86,971)
Nonaccrual interest	249,315	-
FAS 158 pension liability	258,425	304,119
Other	1,048	(7,443)
Subtotal	4,422,426	2,830,500
Valuation allowance	(45,319)	-
Net deferred tax assets	$4,377,107	$2,830,500

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

During the year ended December 31, 2009, the Company set up a valuation allowance against the State of New Jersey net operating loss carryforward.  At December 31, 2009, the Bank (on an unconsolidated basis) had a net operating loss carryforward of approximately $750,000, expiring in the year 2017 for state income tax purposes.

13.           Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss and their related income tax effects are as follows:

	December 31, 2009	December 31, 2008
Unrealized holding gains on securities available for sale	$255,744	$926,166
Related income tax effect	(86,953)	(322,639)
	168,791	603,527

Unrealized impairment loss on held to maturity security	(500,944)	-
Related income tax effect	170,321	-
	(330,623)	-

Unrealized holding loss interest rate swap contract	(883,806)	(1,159,156)
Related income tax effect	353,772	463,748
	(530,034)	(695,408)

Pension Liability	(647,228)	(761,439)
Related income tax effect	258,425	304,119
	(388,803)	(457,320)

Accumulated other comprehensive loss	$(1,080,669)	$(549,201)

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders equity were as follows:

	Net Unrealized Gains (Losses) On Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$17,683	$-	$(59,912)	$(490,957)	$(533,186)

Net Change	585,844	-	(635,496)	33,637	(16,015)

Balance, December 31, 2008	603,527	-	(695,408)	(457,320)	(549,201)

Net Change	(434,736)	(330,623)	165,374	68,517	(531,468)

Balance, December 31, 2009	$168,791	$(330,623)	$(530,034)	$(388,803)	$(1,080,669)

14.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation.  Under the plan, the Bank provided a matching contribution of 50% in 2009 and 2008 up to 6% of base compensation.  Employer contributions to the plan amounted to $150,298 in 2009 and $124,396 in 2008.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2009 and 2008 is approximately $3,609,184 and $3,045,192, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Compensation expense of $688,179 and $550,800 is included in the accompanying consolidated statement of income for the years ended December 31, 2009 and 2008, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $10.3 million and $9.9 million as of December 31, 2009 and 2008, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2009	2008
Change in Benefit Obligation
Liability for pension, beginning	$3,045,192	$2,551,295
Service cost	286,843	230,546
Interest cost	188,057	159,320
Actuarial loss	89,092	104,032
Liability for pension, ending	$3,609,184	$3,045,192

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(3,609,184)	$(3,045,192)
Net actuarial loss included in accumulated other comprehensive income	330,510	355,265
Prior service cost included in accumulated other comprehensive income	306,742	406,174
Net recognized pension expense	$(2,971,932)	$(2,283,753)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,609,184	$3,045,192
Accumulated benefit obligation	3,393,837	2,754,427

Components of Net Periodic Benefit Cost	2009	2008
Service cost	$286,843	$230,546
Interest cost	188,057	159,320
Amortization of prior service cost	99,432	99,432
Recognized net actuarial gain	113,847	61,502
Net periodic benefit expense	$688,179	$550,800

The net periodic benefit cost for the year ended December 31, 2010 is projected to be $669,706.

During the year ended December 31, 2010, actuarial losses and prior service cost of $154,069 and $99,432, respectively, are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2009	2008
Discount Rate	6.00%	6.00%
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments
2010	$699,831
2011	$268,840
2012	$268,840
2013	$328,503
2014	$328,503
2015-2019	$1,839,588

15.           Share Based Compensation

The Company’s Stock Plans authorize the issuance of an aggregate of 1,177,500 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2009, there were 272,888 shares of common stock (as adjusted for the 5% stock dividend declared December 17, 2009 and paid February 3, 2010 to shareholders of record on January 19, 2010) available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to stock options was $111,116 and $122,216 for the years ended December 31, 2009 and 2008, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2009 and 2008 (as adjusted to reflect the 5% stock dividend declared in December 2009) are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	172,914	$9.45
Granted	-	-
Exercised	(671)	3.09
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2008	172,243	9.45	4.3	$342,658
Granted	38,346	8.64
Exercised	(55,879)	4.48
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2009	154,710	$11.04	6.1	$11,274

Exercisable at December 31, 2009	112,790	$10.82	5.1	$11,274

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2009 and 2008 was $83,322 and $2,955, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2009:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$3.17 to $6.58	22,147	1.8	$5.61	22,147	1.8	$5.61
$7.86 to $12.44	72,491	7.5	$9.71	36,015	5.8	$10.17
$13.32 to $15.94	60,072	6.1	$14.70	54,628	6.0	$14.68
	154,710	6.1	$11.04	112,790	5.1	$10.82

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the year ended December 31, 2009 are as follows:

	January 2009	August 2009
Number of options granted	18,080	20,266
Fair value of options granted	$3.26	$2.89
Risk-free rate of return	1.60%	2.57%
Expected option life in years	7	7
Expected volatility	27.58%	27.58%
Expected dividends (1)	-	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2009, there was approximately $150,008 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2009 and 2008 (as adjusted to reflect the 5% stock dividend declared in December 2009):

Nonvested Shares	Number of Shares	Average Grant-Date Fair Value
Nonvested at January 1, 2008	52,913	$13.92
Granted	-	-
Vested	(20,919)	13.65
Forfeited	-	-
Nonvested at December 31, 2008	31,994	14.10
Granted	59,598	8.51
Exercised	-	-
Vested	(15,822)	13.59
Forfeited	-	-
Nonvested at December 31, 2009	75,769	$9.53

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares vest over a four year service period with compensation expense recognized on a straight-line respectively.

Stock based compensation expense related to stock grants was $142,000 and $212,100 for the year ended December 31, 2009 and 2008.

As of December 31, 2009, there was approximately $584,090 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

16.           Commitments and Contingencies

As of December 31, 2009, future minimum rental payments under non-cancelable operating leases are as follows:

2010	$862,842
2011	886,711
2012	914,336
2013	937,037
2014	698,628
Thereafter	1,914,507
$6,214,061

Rent expense aggregated $1,112,313 and $846,166 for the years ended December 31, 2009 and 2008, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $216,651,774 and $180,965,000 to its borrowers as of December 31, 2009 and December 31, 2008, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $3,387,018 at December 31, 2009 and $3,946,649 at December 31, 2008.  The current amount of the liability as of December 31, 2009 and 2008, for guarantors under standby letters of credit is not material.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $21.5 million at December 31, 2009 and $5.7 million at December 31, 2008.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2009 and 2008.

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

17.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Equipment expense	$631,677	$626,467
Advertising	130,393	246,879
Regulatory, professional and other consulting fees	1,006,830	861,006
Office expense	572,477	649,461
Directors’ fees	105,700	108,000
Other real estate owned expenses, net	123,795	120,688
All other expenses	1,130,972	1,094,192
	$3,701,844	$3,706,693

18.           Regulatory Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2009, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2009 and 2008 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009 -
Company
Total Capital (to Risk Weighted Assets)	$79,091,277	17.23%	$36,713,599	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	74,585,890	16.25%	18,356,800	>4%	N/A	N/A
Tier I Capital (to Average Assets)	74,585,890	10.99%	27,143,523	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$77,370,821	16.90%	$36,633,760	>8%	$45,792,200	>10%
Tier I Capital (to Risk Weighted Assets)	72,865,434	15.91%	18,316,040	>4%	27,475,320	>6%
Tier I Capital (to Average Assets)	72,865,434	10.78%	27,043,305	>4%	33,804,131	>5%

As of December 31, 2008
Company
Total Capital (to Risk Weighted Assets)	$76,475,124	17.90%	$34,184,717	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	72,790,360	17.03%	17,092,359	>4%	N/A	N/A
Tier I Capital (to Average Assets)	72,790,360	14.05%	20,715,932	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$75,316,536	17.67%	$34,096,080	>8%	$42,620,100	>10%
Tier I Capital (to Risk Weighted Assets)	71,631,772	16.81%	17,048,040	>4%	25,572,060	>6%
Tier I Capital (to Average Assets)	71,631,772	13.88%	20,636,440	>4%	25,795,550	>5%

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

In the event the Company defers payments on the junior subordinated debentures used to fund payments to be made pursuant to the terms of  the Capital Securities, the Company would be unable to pay cash dividends on its common stock until the deferred payments are made.  In addition to the junior subordinated debenture restrictions on common stock dividends, the dividend rights of the Company’s common stockholders are qualified by and subject to the terms of the Preferred Stock Series B and the agreement with the Treasury pursuant to which the Preferred Stock Series B was sold (see discussion below under Footnote 19, Shareholders’ Equity).

19.           Shareholders’ Equity

On December 23, 2008, pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividends paid on February 2, 2009 and February 3, 2010, the shares of common stock initially underlying the warrant were adjusted to 220,744.76 shares and the initial exercise price was adjusted to $8.154 per share.

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

In addition, EESA, as amended by the American Recovery and Reinvestment Act of 2009 (“AARA”), and guidance issued by the Treasury limit executive compensation, require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives, provide for the claw back of certain compensation paid to certain executives of the Company or the Bank and impose new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

The Company’s Preferred Stock Series B and the warrant issued under the TARP CCP qualify and are accounted for as permanent equity on the Company’s balance sheet.  Of the $12 million in issuance proceeds, $11.4 million and $0.6 million were allocated to the Preferred Stock Series B and the warrant, respectively, based upon their estimated relative fair values as of December 23, 2008.  The resulting discount of $0.6 million recorded for the Preferred Stock Series B is being accreted by a charge to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by the Company within that timeframe.  Offering costs of $72,500 were incurred resulting in net proceeds of $11,927,500.

In July, 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  During the years ended December 31, 2009 and 2008, the Company repurchased 12,353 and 6,416 shares, respectively, as adjusted for subsequent stock dividends, for an aggregate price of approximately $78,466 and $70,527, respectively.

20.           Fair Value Disclosures

U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value.

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

Impaired loans.  Loans included in the following table are those which the Company has measured and recognized impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), establishing a new accounting basis.  The Company subsequently adjusts the fair value on the OREO utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

Derivatives – Interest Rate Swap.  Derivatives are reported at fair value utilizing Level 2 Inputs.  The Company obtains dealer quotations to value its interest rate swap.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2009:
Securities available for sale	-	$204,118,850	-	$204,118,850
Derivative liabilities	-	(883,806)	-	(883,806)

December 31, 2008:
Securities available for sale	-	$93,477,023	-	$93,477,023
Derivative liabilities	-	(1,159,156)	-	(1,159,156)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2009 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2009:
Impaired loans	-	-	$1,116,129	$1,116,129
Other real estate owned	-	-	1,362,621	1,362,621
Security held to maturity	-	133,054	-	133,054

December 31, 2008:
Impaired loans	-	-	$1,427,673	$1,427,673
Other real estate owned	-	-	4,296,536	4,296,536

Impaired loans measured at fair value and included in the above table, consisted of twelve loans having an aggregate principal balance of $1,292,910 and specific loan loss allowances of $176,781 at December 31, 2009 and eleven loans at December 31, 2008, having an aggregate principal balance of $1,913,012 and specific loan loss allowances of $485,339.

The fair value of other real estate owned was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

The following is a summary of fair value versus the carrying value of all the Company’s financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.

Estimated fair values have been determined by using the best available data and an estimation methodology suitable for each category of financial instruments as follows:

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable (Carried at Cost). The carrying amounts reported in the balance sheet for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value.

Securities Held to Maturity (Carried at Amortized Cost). The fair values of securities held to maturity are determined in the same manner as for securities available for sale.

Loans Held For Sale (Carried at Lower of Aggregated Cost or Fair Value). The fair values of loans held for sale are determined, when possible, using quoted secondary market prices. If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.

Gross Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings and Subordinated Debentures (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity.

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$25,854,285	$25,854,285	$14,333,119	$14,333,119
Securities available for sale	204,118,850	204,118,850	93,477,023	93,477,023
Securities held to maturity	23,608,980	24,215,530	36,550,557	36,140,379
Loans held for sale	21,514,785	21,514,785	5,702,082	5,702,082
Gross loans	379,945,735	379,617,000	377,348,416	382,020,000
Accrued interest receivable	2,274,087	2,274,087	2,192,601	2,192,601
Deposits	(572,155,354)	(573,596,000)	(414,684,731)	(416,809,000)
Other borrowings	(22,500,000)	(25,321,000)	(51,500,000)	(54,486,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,583,000)
Interest rate swap contract	(883,806)	(883,806)	(1,159,156)	(1,159,156)
Accrued interest payable	(1,757,151)	(1,757,151)	(1,984,102)	(1,984,102)

Loan commitments and standby letters of credit as of December 31, 2009 and 2008 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

21.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED STATEMENTS OF CONDITION

	December 31, 2009	December 31, 2008
Assets:
Cash	$690,968	$658,093
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	73,681,106	71,898,891
Other assets	1,028,979	1,062,668
Total Assets	$75,958,053	$74,176,652

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557,000	$18,557,000
Shareholders’ equity	57,401,053	55,619,652
Total Liabilities and Shareholders’ Equity	$75,958,053	$74,176,652

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2009	2008
Income:
Interest	$15,796	$36,347
Total Income	15,796	36,347

Expense:
Interest	1,087,748	1,096,756
Total Expense	1,087,748	1,096,756

Loss before income taxes and equity in undistributed income of Subsidiaries	(1,071,952)	(1,060,409)
Federal income tax benefit	(364,661)	(352,152)

Loss before equity in undistributed income of subsidiaries	(706,781)	(708,257)
Equity in undistributed income of subsidiaries	3,268,052	3,467,715
Net Income	$2,560,761	$2,759,458

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
Operating Activities:
Net Income	$2,560,761	$2,759,457
Adjustments:
Decrease in other assets	33,689	43,760
Equity in undistributed income of subsidiaries	(3,268,052)	(3,467,714)
Net cash used in operating activities	(673,602)	(664,497)

Investing Activities:
Investment in subsidiaries	-	(12,000,000)
Repayment of investment in subsidiaries	967,985	273,382
Net cash provided by (used in) investing activities	967,985	(11,726,618)

Financing Activities:
Issuance of common stock, net	353,625	230,909
Purchase of treasury stock	(78,466)	(70,527)
Issuance of preferred stock and warrants, net	-	11,950,000
Dividend paid on preferred stock	(536,667)	-
Net cash (used in) provided by financing activities	(261,508)	12,110,382

Net increase (decrease) in cash	32,875	(280,733)
Cash at beginning of year	658,093	938,826
Cash at end of year	$690,968	$658,093

22.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2009
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,663,197	$7,467,175	$7,591,339	$7,414,405
Interest expense	2,851,147	3,117,646	3,072,139	3,214,416
Net interest income	4,812,050	4,349,529	4,519,200	4,199,989
Provision for loan losses	1,260,000	505,000	325,000	463,000
Net interest income after provision
for loan losses	3,552,050	3,844,529	4,194,200	3,736,989
Non-interest income	1,482,026	1,233,197	942,801	847,052
Non-interest expense	3,953,516	4,350,106	4,791,566	4,020,613
Income before income taxes	1,080,560	727,620	345,435	563,428
Income taxes (benefit)	152,333	106,386	(189,175)	86,738
Net income	$928,227	$621,234	$534,610	$476,690

Net income per share :
Basic	$0.16	$0.10	$0.08	$0.07
Diluted	$0.16	$0.10	$0.08	$0.07

	2008
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,371,872	$7,389,253	$7,192,130	$7,167,056
Interest expense	3,185,601	3,201,563	3,181,357	3,163,926
Net interest income	4,186,271	4,187,690	4,010,773	4,003,130
Provision for loan losses	105,000	175,000	195,000	165,000
Net interest income after provision
For loan losses	4,081,271	4,012,690	3,815,773	3,838,130
Non-interest income	731,821	956,774	804,904	786,377
Non-interest expense	4,088,623	3,908,826	3,617,142	3,414,350
Income before income taxes	724,469	1,060,638	1,003,535	1,210,157
Income taxes	267,448	278,244	285,689	407,960
Net income	$457,021	$782,394	$717,846	$802,197

Net income per share :
Basic	$0.10	$0.18	$0.16	$0.18
Diluted	$0.10	$0.17	$0.16	$0.18

23.           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At December 31, 2009 and December 31, 2008 the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Trust Preferred Securities	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at December 31, 2009 and 2008 was ($883,806) and ($1,159,156), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value recorded through OCI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 26, 2010	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 26, 2010
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 26, 2010
Charles S. Crow, III /s/ DAVID C. REED	Director	March 26, 2010
David C. Reed /s/ WILLIAM M. RUE	Director	March 26, 2010
William M. Rue /s/ FRANK E. WALSH, III	Director	March 26, 2010
Frank E. Walsh, III /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 26, 2010
Joseph M. Reardon	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3	(i)(B)
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

3	(ii)(A)		Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

3	(ii)(B)		Amendment No. 2 to By-laws of the Company (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust I dated as of April 10, 2002 among the Registrant, as sponsor, Wilmington Trust Company, as Delaware and institutional trustee, and the Administrators named therein (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.3
Indenture dated as of April 10, 2002 between the Registrant, as issuer, and Wilmington Trust Company, as trustee, relating to the Floating Rate Junior Subordinated Debt Securities due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.4
Guarantee Agreement dated as of April 10, 2002 between the Registrant and the Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on May 8, 2002)

4.5
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent, (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.6
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.1		#
1st Constitution Bancorp Supplemental Executive Retirement Plan, dated as of October 1, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on November 13, 2002)

Exhibit No.		Description

10.2	#
Amended and Restated 1st Constitution Bancorp Directors’ Insurance Plan, effective as of June 16, 2005 (incorporated by reference to Exhibit No. 10 to the Company’s Form 8-K filed with the SEC on March 24, 2006)

10.3	#
1st Constitution Bancorp Form of Executive Life Insurance Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB (SEC File No. 000-32891) filed with the SEC on November 13, 2002)

10.4	#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.5	#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.6	#
Employment Agreement between the Company and Robert F. Mangano dated April 22, 1999 (incorporated by reference to Exhibit No. 6.5 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.7	#
Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 11, 2004)

10.8	#
Change of Control Agreement, effective as of April 1, 2004, by and between the Company and Joseph M. Reardon (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 11, 2004)

10.9	#
Form of Stock Option Agreement under the 1st Constitution Bancorp  Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 22, 2004)

10.10	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp  Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 22, 2004)

10.11	#
Employment Agreement between the Company and Robert F. Mangano dated February 22, 2005 (incorporated by reference to Exhibit No. 10.16 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on February 24, 2005)

10.12	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement filed with the SEC on April 15, 2005)

10.13	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.14	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

Exhibit No.		Description

10.15	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the SEC on August 8, 2005)

10.16	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.17	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.18	#	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 19, 2006)

10.19
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.20
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.21
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2006)

10.22	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.23	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2006)

10.24
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.25	#	Form of Waiver, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.26	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.27	#*	Letter Agreement with Robert F. Mangano dated November 5, 2009 and executed by Mr. Mangano on November 7, 2009

10.28	#*	Letter Agreement with Joseph M. Reardon dated November 5, 2009 and executed by Mr. Reardon on November 7, 2009

Exhibit No.		Description

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

99.1	*
Certification of principal executive officer of the Company, pursuant to Section 111(b) (4) of the Emergency Economic Stability Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

99.2	*
Certification of principal financial officer of the Company, pursuant to Section 111(b) (4) of the Emergency Economic Stability Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

*      Filed herewith.
#      Management contract or compensatory plan or arrangement.