Form 10-Q
period 2010-03-31
1ST CONSTITUTION BANCORP
filed 2010-05-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file Number:   000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130, P.O. Box 634, Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 12, 2010, there were 4,526,107 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.
1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	March 31, 2010	December 31, 2009
ASSETS
CASH AND DUE FROM BANKS	$21,025,740	$25,842,901

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,386	11,384

Total cash and cash equivalents	21,037,126	25,854,285

INVESTMENT SECURITIES:
Available for sale, at fair value	195,401,251	204,118,850
Held to maturity (fair value of $22,771,783 and $24,215,530 at March 31, 2010 and December 31, 2009, respectively)	22,118,590	23,608,980

Total investment securities	217,519,841	227,727,830

LOANS HELD FOR SALE	16,325,840	21,514,785

LOANS	361,448,384	379,945,735
Less- Allowance for loan losses	(4,791,297)	(4,505,387)

Net loans	356,657,087	375,440,348
PREMISES AND EQUIPMENT, net	5,335,690	4,899,091
ACCRUED INTEREST RECEIVABLE	2,454,004	2,274,087
BANK-OWNED LIFE INSURANCE	11,165,694	10,319,055
OTHER REAL ESTATE OWNED	1,340,613	1,362,621
OTHER ASSETS	8,060,583	8,604,378

Total assets	$639,896,478	$677,996,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$88,057,439	$82,473,328
Interest bearing	445,643,577	489,682,026

Total deposits	533,701,016	572,155,354

BORROWINGS	22,500,000	22,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,536,505	1,757,151
ACCRUED EXPENSES AND OTHER LIABILITIES	4,955,992	5,625,922

Total liabilities	581,250,513	620,595,427

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding at March 31, 2010 and December 31, 2009	11,500,246	11,473,262

Common stock, no par value; 30,000,000 shares authorized; 4,537,010 and 4,526,827 shares issued and 4,526,107 and 4,515,924 shares outstanding at March 31, 2010 and December 31, 2009, respectively	36,845,074	36,774,621
Retained earnings	10,829,605	10,307,331
Treasury Stock, at cost, 10,903 shares at March 31, 2010 and December 31, 2009	(73,492)	(73,492)
Accumulated other comprehensive loss	(455,468)	(1,080,669)

Total shareholders’ equity	58,645,965	57,401,053

Total liabilities and shareholders’ equity	$639,896,478	$677,996,480

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Loans, including fees	$5,328,865	$6,039,601
Securities:
Taxable	1,393,886	1,237,655
Tax-exempt	107,930	128,555
Federal funds sold and short-term investments	19,709	8,594

Total interest income	6,850,390	7,414,405

INTEREST EXPENSE:
Deposits	1,880,668	2,584,951
Borrowings	266,415	363,230
Redeemable subordinated debentures	264,150	266,235
Total interest expense	2,411,233	3,214,416
Net interest income	4,439,157	4,199,989

PROVISION FOR LOAN LOSSES	300,000	463,000
Net interest income after provision for loan losses	4,139,157	3,736,989

NON-INTEREST INCOME:
Service charges on deposit accounts	176,356	238,519
Gain on sales of loans	320,544	272,193
Income on Bank-owned life insurance	96,639	91,022
Other income	355,307	245,318

Total non-interest income	948,846	847,052

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,376,700	2,227,329
Occupancy expense	445,927	452,665
FDIC insurance expense	247,683	99,758
Data processing expenses	258,807	259,683
Other operating expenses	804,829	981,178
Total non-interest expenses	4,133,946	4,020,613

Income before income taxes	954,057	563,428
Income taxes	254,799	86,738
Net income	699,258	476,690
Dividends on preferred stock and accretion	176,984	188,650
Net income available to common shareholders	$522,274	$288,040

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.07
Diluted	$0.12	$0.06

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

Share-based compensation		19,445				19,445

Treasury stock purchased (5,935 shares)				(36,382)		(36,382)

Exercise of stock options (7,283 shares)		(24,513)		58,305		33,792

Dividends on preferred stock			(161,666)			(161,666)

Preferred stock issuance costs	(22,500)					(22,500)

Accretion of discount on preferred stock	26,984		(26,984)

Comprehensive Income:
Net Income for the three months ended March 31, 2009			476,690			476,690
Minimum pension liability net of tax benefit					29,687	29,687

Unrealized gain on securities available for sale net of tax					210,536	210,536
Unrealized gain on interest rate swap contract net of tax					17,646	17,646

Comprehensive Income						734,559

Balance, March 31, 2009	$11,392,312	$35,175,365	$9,941,963	$(31,408)	$(291,332)	$56,186,900

Balance, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053
Issuance of vested shares under employee benefit program (10,042 shares)		56,165				56,165

Share-based compensation		14,288				14,288

Dividends on preferred stock			(150,000)			(150,000)

Accretion of discount on preferred stock	26,984		(26,984)

Comprehensive Income:
Net Income for the three months ended March 31, 2010			699,258			699,258

Minimum pension liability, net of tax benefit					69,230	69,230

Unrealized gain on securities available for sale net of tax benefit					519,932	519,932
Unrealized gain on interest rate swap contract net of tax benefit					36,039	36,039

Comprehensive Income						1,324,459

Balance, March 31, 2010	$11,500,246	$36,845,074	$10,829,605	$(73,492)	$(455,468)	$58,645,965

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$699,258	$476,690
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	300,000	463,000
Depreciation and amortization	137,241	166,843
Net amortization of premiums and discounts on securities	192,923	19,438
Gains on sales of loans held for sale	(320,544)	(272,193)
Originations of loans held for sale	(26,796,844)	(31,521,021)
Proceeds from sales of loans held for sale	32,306,333	24,741,138
Income on Bank – owned life insurance	(96,639)	(91,022)
Share-based compensation expense	49,288	71,605
(Increase) decrease in accrued interest receivable	(179,917)	133,740
Decrease (increase) in other assets	169,351	(1,456,121)
Decrease in accrued interest payable	(220,646)	(91,085)
(Decrease) increase in accrued expenses and other liabilities	(523,663)	1,167,289

Net cash provided by (used in) operating activities	5,716,141	(6,191,699)
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(32,936,864)	(4,424,641)
Held to maturity	-	(1,619,834)
Proceeds from maturities and prepayments of securities -
Available for sale	42,312,938	16,118,915
Held to maturity	1,471,850	1,003,482
Net (increase) decrease in loans	18,483,261	(33,312,594)
Purchase of bank owned life insurance	(750,000)	-
Capital expenditures	(564,662)	(5,016)
Additional investment in other real estate owned	(1,650)	(179,123)
Proceeds from sales of other real estate owned	-	1,180,975

Net cash provided by (used in) investing activities	28,014,873	(21,237,836)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	56,165	33,792
Purchase of Treasury Stock	-	(36,382)
Dividend paid on preferred stock	(150,000)	(86,666)
Preferred stock issuance costs paid	-	(22,500)
Net (decrease) increase in demand, savings and time deposits	(38,454,338)	59,962,694
Net (decrease) in borrowings	-	(21,000,000)

Net cash (used in) provided by financing activities	(38,548,173)	38,850,938

(Decrease) increase in cash and cash equivalents	(4,817,159)	11,421,403

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	25,854,285	14,333,119

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$21,037,126	$25,754,522

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,631,879	$3,305,501
Income taxes	-	-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	-	$1,031,527

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2010 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc. and 1st Constitution Title Agency, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 26, 2010.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options and unvested restricted stock awards (as defined below), using the treasury stock method. All share information has been adjusted for the effect of a 5% stock dividend declared December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.

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

	Three Months Ended March 31, 2010
	Income	Weighted- average shares	Per share amount
Basic Earnings Per Common Share
Net income	$699,258
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	522,274	4,525,085	$0.12

Effect of dilutive securities
Stock options and unvested stock awards		5,710

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$522,274	4,530,795	$0.12

	Three Months Ended March 31, 2009
	Income	Weighted- average shares	Per share Amount
Basic Earnings Per Common Share
Net income	$476,690
Preferred stock dividends and accretion	(188,650)
Income available to common shareholders	288,040	4,429,633	$0.07

Effect of dilutive securities
Stock options and unvested stock awards		18,104

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$288,040	4,447,737	$0.06

(3)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$133,342,505	$282,452	$(199,780)	$133,425,177
Residential collateralized mortgage obligations	32,231,410	283,763	(140,420)	32,374,753
Residential mortgage backed securities	22,339,026	1,502,024	0	23,841,050
Obligations of State and
Political subdivisions	2,451,846	59,287	(73,969)	2,437,164
Trust preferred debt securities	2,457,962	0	(624,755)	1,833,207
Restricted stock	1,464,900	0	0	1,464,900
Mutual fund	25,000	0	0	25,000

	$194,312,649	$2,127,526	$(1,038,924)	$195,401,251

Held to maturity-
Residential collateralized mortgage obligations	$3,916,118	$132,491	$0	$4,048,609
Residential mortgage backed securities	5,711,205	104,183	(21,960)	5,793,428
Obligations of State and
Political subdivisions	8,479,030	340,731	(1,613)	8,818,148
Trust preferred debt securities	134,937	198	0	135,135
Corporate debt securities	3,877,300	99,163	0	3,976,463

	$22,118,590	$676,766	$(23,573)	$22,771,783

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations	34,749,123	172,698	(252,023)	34,669,798
Residential mortgage backed securities	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities	2,457,262	0	(687,089)	1,770,173
Restricted Stock	1,464,900	0	0	1,464,900
Mutual Fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

Held to maturity-
Residential collateralized mortgage obligations	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	270,947	0	8,871,543
Trust preferred debt securities	133,054	0	0	133,054
Corporate debt securities	3,882,724	117,287	0	4,000,011

	$23,608,980	$636,071	$(29,521)	$24,215,530

Restricted stock at March 31, 2010 and December 31, 2009 consists of $1,449,900 of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$38,821,847	$38,860,475
Due after one year through five years	66,191,425	66,347,665
Due after five years through ten years	23,140,421	23,652,664
Due after ten years	66,158,956	66,540,447
Total	$194,312,649	$195,401,251

Held to maturity-
Due in one year or less	$4,119,150	$4,169,272
Due after one year through five years	3,264,533	3,442,159
Due after five years through ten years	6,256,568	6,519,220
Due after ten years	8,478,339	8,641,132
Total	$22,118,590	$22,771,783

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	32	$60,539,088	$(199,780)	$-	$-	$60,539,088	$(199,780)

Residential collateralized mortgage obligations	4	6,626,156	(52,908)	418,840	(87,512)	7,044,996	(140,420)

Residential mortgage backed securities	1	2,880,797	(21,960)	-	-	2,880,797	(21,960)

Obligations of State and Political Subdivisions	2	1,291,255	(75,582)	-	-	1,291,255	(75,582)

Trust preferred securities	4	-	-	1,833,207	(624,755)	1,833,207	(624,755)

Total temporarily impaired securities	43	$71,337,296	$(350,230)	$2,252,047	$(712,267)	$73,589,343	$(1,062,497)

December 31, 2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	33	$73,177,106	$(673,252)	$-	$-	$73,177,106	$(673,252)

Residential collateralized mortgage obligations	5	9,399,574	(158,696)	428,264	(93,327)	9,827,838	(252,023)

Residential mortgage backed securities	1	2,885,660	(29,521)	-	-	2,885,660	(29,521)

Obligations of State and Political Subdivisions	1	924,549	(91,212)	-	-	924,549	(91,212)

Trust preferred debt securities	4	-	-	1,770,172	(687,089)	1,770,172	(687,089)

Total temporarily impaired securities	44	$86,386,889	$(952,681)	$2,198,436	$(780,416)	$88,585,325	$(1,733,097)

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

Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, which are either government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Trust preferred securities:  The investments in these securities with unrealized losses are comprised of corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to widening of interest rate spreads and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment (“OTTI”) related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold (in thousands)

Three months ended March 31, 2010
Balance at beginning of period	$364
Change during the period	-
Balance at end of period	$364

The amounts in the above table relate to one pooled trust preferred security included in the held to maturity portfolio.

(4)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,177,500 shares of Company common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of March 31, 2010, there were 261,388 shares of common stock (as adjusted for the 5% stock dividend declared December 17, 2009 and paid February 3, 2010 to shareholders of record on January 19, 2010) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $14,288 and $19,445 for the three months ended March 31, 2010 and 2009, respectively.

Transactions under the Company’s Stock Plans during the three months ended March 31, 2010 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	154,710	$11.04	6.1	$11,274
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(1,969)	9.86
Options Expired	-	-
Outstanding at March 31, 2010	152,741	$11.07	5.9	$49,878

Exercisable at March 31, 2010	111,248	$11.49	4.9	$49,878

As of March 31, 2010, there was approximately $135,723 of unrecognized compensation costs related to non-vested Option-based compensation arrangements granted under the Company’s Stock Plans.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date, except in the case of the Company’s highest compensated employee (currently its chief executive officer) for Stock Awards granted on or after June 15, 2009 that constitute long term restricted stock awards.  Such long-term restricted Stock Awards granted to the highest compensated employee vest 50% immediately following the second anniversary of the Award and 25% immediately following each of the next two anniversaries.  Such Stock Awards granted to the Company’s highest compensated employee that are long-term are subject to forfeiture unless such person performs substantial services for the Company for two years after the date of grant of the Stock Award, except in certain circumstances, and even if vested, the Stock Award is not transferable until the Company has repaid the United States Department of the Treasury (the “Treasury”) the funds received with respect to the preferred stock and warrants sold to the Treasury.  The release of the transferability restriction is 25% of the Stock Award for each repayment of 25% of the funds originally received by the Company from the Treasury. The transferability restriction does not apply to the number of shares sufficient to pay taxes arising from the vesting of the Stock Award. Once vested, Stock Awards are irrevocable, except that such Stock Awards are subject to clawback in certain circumstances pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s Stock Plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $35,000 and $50,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes nonvested restricted shares for the three months ended March 31, 2010 (as adjusted to reflect the 5% stock dividend declared in December 2009):

Nonvested shares	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2010	75,769	$9.53
Shares granted	12,075	5.25
Shares vested	(5,565)	10.00
Shares forfeited	(2,941)	10.11
Non-vested stock awards at March 31, 2010	79,338	$8.82

As of March 31, 2010, there was approximately $550,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Plans.  That cost is expected to be recognized over the balance of 2010 and the following three fiscal years.

(5)  Benefit Plans

The Company has a 401(k) plan which covers substantially all employees with six months or more of service.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the “SERPs”).  The SERPs are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the SERPs.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s SERPs for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009

Service cost	$56,514	$61,094
Interest cost	48,435	45,630
Actuarial loss recognized	38,517	21,744
Prior service cost recognized	24,858	24,858
	$168,324	$153,326

(6)  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and their related income tax effects were as follows:

	March 31,	December 31,
	2010	2009
Unrealized holding gains on
securities available for sale	$1,088,602	$255,744
Related income tax effect	(399,879)	(86,953)
	688,723	168,791

Unrealized impairment loss On held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)
Unrealized loss on interest rate swap contract	(816,462)	(883,806)
Related income tax effect	322,467	353,772
	(493,995)	(530,034)

Pension liability	(533,305)	(647,228)
Related income tax effect	213,732	258,425
	(319,573	(388,803)

Accumulated other comprehensive (loss)	$(455,468)	$(1,080,669)

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balances, December 31, 2009	$168,791	$(330,623)	$(530,034)	$(388,803)	$(1,080,669)

Net change	519,932	-	36,039	69,230	625,201

Balance, March 31, 2010	$688,723	$(330,623)	$(493,995)	$(319,573)	$(455,468)

 (7)  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  ASU 2009-16 provides guidance regarding the accounting for transfers of financial assets that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This guidance specifically removes the concept of a qualifying special-purpose entity and the exception from applying otherwise applicable consolidation requirements to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in accounting for transfers. This guidance will be effective for fiscal years beginning after November 15, 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidations (TOPIC 810) – Improvements to financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 amended previously existing guidance to require that an enterprise determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the effective portions of this ASU, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU which were applicable to the Company were effective upon issuance (February 24, 2010) The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  We have not early adopted this guidance and have not yet determined the effect that the adoption of this guidance will have on our consolidated financial position or results of operations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2010:
Securities available for sale	-	$195,401,251	-	$195,401,251
Derivative liabilities	-	(816,462)	-	(816,462)

December 31, 2009:
Securities available for sale	-	$204,118,850	-	$204,118,850
Derivative liabilities	-	(883,806)	-	(883,806)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2010:
Impaired loans	-	-	$715,907	$715,907

December 31, 2009:
Impaired loans	-	-	$1,116,129	$1,116,129
Other real estate owned	-	-	1,362,621	1,362,621
Security held to maturity	-	133,054	-	133,054

Impaired loans measured at fair value and included in the above table, consisted of six loans having an aggregate principal balance of $1,251,323 and specific loan loss allowances of $535,416 at March 31, 2010 and twelve loans at December 31, 2009, having an aggregate principal balance of $1,292,910 and specific loan loss allowances of $176,781.

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

The estimated fair values, and the recorded book balances, were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$21,037,126	$$21,037,126	$25,854,285	$25,854,285
Securities available for sale	195,401,251	195,401,251	204,118,850	204,118,850
Securities held to maturity	22,118,590	22,771,783	23,608,980	24,215,530
Loans held for sale	16,325,840	16,325,840	21,514,785	21,514,785
Gross loans	361,448,384	359,642,000	379,945,735	379,617,000
Accrued interest receivable	2,454,004	2,454,004	2,274,087	2,274,087
Deposits	(533,701,016)	(535,049,000)	(572,155,354)	(573,596,000)
Other borrowings	(22,500,000)	(25,079,000)	(22,500,000)	(25,321,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	(816,462)	(816,462)	(883,806)	(883,806)
Accrued interest payable	(1,536,505)	(1,536,505)	(1,757,151)	(1,757,151)

Loan commitments and standby letters of credit as of March 31, 2010 and December 31, 2009 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(9)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At March 31, 2010, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at March 31, 2010 and December 31, 2009 was ($816,462) and ($883,806), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value, net of deferred taxes, recorded through Other comprehensive income.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2010 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.

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

The Bank operates eleven branches, and manages an investment portfolio through its subsidiaries, 1st Constitution Investment Company of Delaware, Inc. and 1st Constitution Investment Company of New Jersey, Inc.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Summary

The Company realized net income of $699,258 for the three months ended March 31, 2010, an increase of $222,568, or 46.7%, from the $476,690 reported for the three months ended March 31, 2009.  The increase is due primarily to increases in net interest income and non-interest income and to a decrease in the loan loss provision for the three months ended March 31, 2010.  See “Allowance for Loan Losses and Related Provision” below.  Net income per diluted common share was $0.12 for the three months ended March 31, 2010 compared to net income per diluted common share of $0.06 for the three months ended March 31, 2009.  Net income available to common shareholders increased from $288,040 for the three months ended March 31, 2009 to $522,274 for the three months ended March 31, 2010 for the reasons indicated above.  Net income available to common shareholders for the three months ended March 31, 2010 and 2009 reflected an aggregate of $176,984 and $188,650, respectively, attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Key performance ratios improved for the three months ended March 31, 2010 due to higher net income for that period compared to the three months ended March 31, 2009.  Return on average assets and return on average equity were 0.43% and 4.86% for the three months ended March 31, 2010 compared to 0.34% and 3.49%, respectively, for the three months ended March 31, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended March 31, 2010 was 2.93% as compared to the 3.30% net interest margin recorded for the three months ended March 31, 2009, a reduction of 37 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.4% of the Company’s net revenues for the three month period ended March 31, 2010 and 83.2% of net revenues for the three-month period ended March 31, 2009. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2010 and 2009. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$33,468,885	$19,709	0.24%	$1,689,465	$8,594	2.06%
Investment Securities:
Taxable	215,869,321	1,393,886	2.62%	107,599,793	1,237,655	4.66%
Tax-exempt	11,141,881	159,737	5.81%	13,185,747	190,262	5.85%
Total	227,011,202	1,553,623	2.78%	120,785,540	1,427,917	4.79%

Loan Portfolio:
Construction	75,945,075	1,130,873	6.04%	92,670,610	1,396,767	6.11%
Residential real estate	10,993,906	150,048	5.54%	11,165,216	175,975	6.39%
Home Equity	14,279,859	207,612	5.90%	15,536,040	225,505	5.89%
Commercial and commercial real estate	140,028,435	2,314,906	6.70%	135,866,767	2,328,972	6.95%
Mortgage warehouse lines	86,430,196	1,002,820	4.71%	116,887,876	1,332,358	4.62%
Installment	654,263	12,058	7.47%	825,581	16,543	8.13%
All Other Loans	33,019,974	510,548	6.27%	29,059,088	563,481	7.86%
Total	361,351,708	5,328,865	5.98%	402,011,178	6,039,601	6.09%

Total Interest-Earning Assets	621,831,795	6,902,197	4.50%	524,486,183	7,476,112	5.78%

Allowance for Loan Losses	(4,681,971)			(3,789,419)
Cash and Due From Bank	10,529,273			29,821,054
Other Assets	28,143,654			21,043,796
Total Assets	$655,822,751			$571,561,614
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$121,295,956	$506,120	1.69%	$97,318,705	$490,133	2.04%
Savings Accounts	180,685,199	547,258	1.23%	105,534,945	618,651	2.38%
Certificates of Deposit	166,844,079	827,290	2.01%	178,417,901	1,476,167	3.36%
Other Borrowed Funds	22,552,111	266,415	4.79%	34,463,333	363,230	4.27%
Trust Preferred Securities	18,557,000	264,150	5.77%	18,557,000	266,235	5.82%
Total Interest-Bearing Liabilities	509,934,345	2,411,233	1.92%	434,291,884	3,214,416	3.00%

Net Interest Spread			2.58%			2.78%

Demand Deposits	80,196,321			76,552,970
Other Liabilities	8,108,614			5,336,952
Total Liabilities	598,239,280			516,181,806
Shareholders’ Equity	57,583,471			55,379,808
Total Liabilities and Shareholders’ Equity	$655,822,751			$571,561,614

Net Interest Margin		$4,490,964	2.93%		$4,261,696	3.30%

The Company’s net interest income increased on a tax-equivalent basis by $229,268, or 5.4%, to $4,490,964 for the three months ended March 31, 2010 from the $4,261,696 reported for the three months ended March 31, 2009. The principal factor contributing to the increase in net interest income was an increase in average interest earnings assets, which was more than sufficient to offset the reduced interest margin.

Average interest earning assets increased by $97,345,612, or 18.6%, to $621,831,795 for the three month period ended March 31, 2010 from $524,486,183 for the three month period ended March 31, 2009.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 128 basis points to 4.50% for the three month period ended March 31, 2010 when compared to 5.78% for the three month period ended March 31, 2009.

Average interest bearing liabilities increased by $75,642,461, or 17.4%, to $509,934,345 for the three month period ended March 31, 2010 from $434,291,884 for the three month period ended March 31, 2009.  Overall, the cost of total interest bearing liabilities decreased 108 basis points to 1.92% for the three months ended March 31, 2010 compared to 3.00% for the three months ended March 31, 2009.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 2.93% for the three months ended March 31, 2010 compared to 3.30% the three months ended March 31, 2009.  The net interest margin was negatively impacted by the increase in the average balance of federal funds sold and short term investments and reduction in the average balance of the loan portfolio, which was due in part to weakened loan demand and more stringent loan underwriting standards.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2010 was $948,846, an increase of $101,794, or 12.0%, over non-interest income of $847,052 for the three months ended March 31, 2009.

Service charges on deposit accounts represents a consistent source of non-interest income. Service charge revenues decreased by $62,163, or 26.1%, to $176,356 for the three months ended March 31, 2010 from the $238,519 for the three months ended March 31, 2009. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2010 compared to the first three months of 2009.

Gain on sales of loans held for sale increased by $48,351, or 17.8%, to $320,544 for the three months ended March 31, 2010 when compared to $272,193 for the three months ended March 31, 2009.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales increased for the first three months of 2010 compared to the first three months of 2009 primarily due to the high level of mortgage refinance activity as a result of the lower level of interest rates in the 2010 period.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $96,639 for the three months ended March 31, 2010 compared to $91,022 for the three months ended March 31, 2009, a decrease of $5,617 for the first quarter of 2010 as compared to the first quarter of 2009. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $355,307 for the three months ended March 31, 2010, compared to $245,318 for the three months ended March 31, 2009, an increase of $109,989 for the first quarter of 2010 as compared to the first quarter of 2009.

Non-Interest Expense

Non-interest expenses increased by $113,334, or 2.8%, to $4,133,946 for the three months ended March 31, 2010 from $4,020,613 for the three months ended March 31, 2009. The following table presents the major components of non-interest expenses for the three months ended March 31, 2010 and 2009.

Non-interest Expenses
	Three months ended March 31,
	2010	2009
Salaries and employee benefits	$2,376,700	$2,227,329
Occupancy expenses	445,927	452,665
Data processing services	258,807	259,683
Equipment expense	151,985	155,079
Marketing	23,450	39,441
Regulatory, professional and other fees	172,584	313,056
Office expense	169,593	128,037
FDIC insurance expense	247,683	99,758
Directors’ fees	26,500	32,000
Other real estate owned expenses	17,790	50,353
All other expenses	242,927	263,212
	$4,133,946	$4,020,613

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $149,371, or 6.7%, to $2,376,700 for the three months ended March 31, 2010 compared to $2,227,329 for the three months ended March 31, 2009. The increase in salaries and employee benefits for the three months ended March 31, 2010 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 124 full-time equivalent employees at March 31, 2010 as compared to 113 full-time equivalent employees at March 31, 2009.

Marketing expense decreased by $15,991, or 40.5%, to $23,450 for the three months ended March 31, 2010 compared to $39,441 for the three months ended March 31, 2009 as the Bank discontinued the use of radio broadcast media in promoting products and services during the first three months of 2010.

Regulatory, professional and other fees decreased by $140,472, or 44.9%, to $172,584 for the three months ended March 31, 2010 compared to $313,056 for the three months ended March 31, 2009.  During the first three months of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the first three months of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

Office expenses increased by $41,556, or 32.5%, to $169,593 for the three months ended March 31, 2010 compared to $128,037 for the three months ended March 31, 2009.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s telephone and data transmission systems.

The cost of FDIC deposit insurance has increased to $247,683 for the three months ended March 31, 2010 from $99,758 for the three months ended March 31, 2009.  The FDIC increased significantly its assessment rate for all FDIC-insured institutions to sustain its Deposit Insurance Fund.

Other real estate owned expenses decreased by $32,563, or 64.7%, to $17,790 for the three months ended March 31, 2010 compared to $50,353 for the three months ended March 31, 2009 as the Company incurred less maintenance costs due to the fewer number of properties held as other real estate during the first three months of 2010 as compared to the first three months of 2009.

All other expenses decreased by $20,285, or 7.7%, to $242,927 for the three months ended March 31, 2010 compared to $263,212 for the three months ended March 31, 2009 as current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 76.7% for the three months ended March 31, 2010, compared to 79.7% for the three months ended March 31, 2009.  The decrease in the efficiency ratio is due to the above-noted decreases in non-interest expenses.

Income Taxes

Income tax expense increased by $168,061 to $254,799 for the three months ended March 31, 2010 from $86,738 for the three months ended March 31, 2009.  The increase was primarily due to a higher level of pretax income for the first quarter of 2010 as compared to the first quarter of 2009.  The increase in the effective tax rate of 26.7% for the three months ended March 31, 2010 as compared to 15.4% for the three months ended March 31, 2009 can be attributed to a lower proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions and bank-owned life insurance, during the 2010 period compared to the 2009 period.

Financial Condition

March 31, 2010 Compared with December 31, 2009

Total consolidated assets at March 31, 2010 were $639,896,476, representing a decrease of $38,100,004, or 5.6%, from $677,996,480 at December 31, 2009.  The asset reduction was focused in investment securities, loans held for sale, and in our loan portfolio.  Although the Bank’s non-interest bearing demand deposits increased by $5,584,111, or 6.8%, during the first quarter of 2010, the strategy to remain more liquid and guard against the potential ill-effects of rising market rates resulted in the managed outflow of higher rate savings accounts and certificate of deposit accounts rather than use cash inflows to invest in long-term investment securities.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2010 totaled $21,037,126 compared to $25,854,285 at December 31, 2009. Cash and cash equivalents at March 31, 2010 consisted of cash and due from banks of $21,025,740 and Federal funds sold/short term investments of $11,386. The corresponding balances at December 31, 2009 were $25,842,901 and $11,384, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2010 amounted to $16,325,840, compared to $21,514,785 at December 31, 2009. The primary cause for this decrease was a lower volume of mortgage loan refinance activity during the first three months of 2010 compared with the level of activity during the first three months of 2009. The amount of loans originated for sale was $26,796,844 for the first three months of 2010 compared with $31,521,021 for the first three months of 2009.

Investment Securities

Investment securities represented 34.0% of total assets at March 31, 2010 and 33.6% at December 31, 2009. Total investment securities decreased $10,207,989, or 4.5%, to $217,519,841 at March 31, 2010 from $227,727,830 at December 31, 2009.  Proceeds from investment calls and principal repayments totaling $43,784,788 during the three months ended March 31, 2010 exceeded purchases totaling $32,936,864 during the quarter.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2010, securities available for sale totaled $195,401,251, which is a decrease of $8,717,599, or 4.3%, from securities available for sale totaling $204,118,850 at December 31, 2009.

At March 31, 2010, the securities available for sale portfolio had net unrealized gains of $1,088,602, compared to net unrealized gains of $255,744 at December 31, 2009.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of Accumulated Other Comprehensive Loss.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2010, securities held to maturity were $22,118,590, a decrease of $1,490,390, or 6.3%, from $23,608,980 at December 31, 2009.  The fair value of the held to maturity portfolio at March 31, 2010 was $22,771,783, resulting in a net unrealized gain of $653,193.

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

The following table sets forth the classification of loans by major category at March 31, 2010 and December 31, 2009.

Loan Portfolio Composition	March 31, 2010		December 31, 2009
Component	Amount	% of total	Amount	% of total
Construction loans	$73,156,434	20%	$79,805,278	21%
Residential real estate loans	11,418,114	3%	10,253,895	3%
Commercial business	55,807,635	15%	57,925,392	15%
Commercial real estate	94,318,521	26%	96,306,097	25%
Mortgage warehouse lines	111,799,238	31%	119,382,078	32%
Loans to individuals	14,314,749	4%	15,554,027	4%
Deferred loan fees and costs	421,625	0%	489,809	0%
All other loans	212,068	0%	229,159	0%
	$361,448,384	100%	$379,945,735	100%

The loan portfolio decreased by $18,497,351, or 4.9%, to $361,448,384 at March 31, 2010, compared to $379,945,735 at December 31, 2009.  The construction loan portfolio decreased by $6,648,844, or 8.3%, to $73,156,434 at March 31, 2010 compared to $79,805,278 at December 31, 2009.  This decrease at March 31, 2010 compared to December 31, 2009 was a direct result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off.

The Bank’s Mortgage Warehouse Funding Group offers a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that management believes has been successful from inception in 2008.  The Warehouse Line of Credit is used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had $111,799,238 and $119,382,078 in outstanding Warehouse Line of Credit advances at March 31, 2010 and December 31, 2009, respectively.

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

Non-performing loans increased by $4,225,232 to $8,532,758 at March 31, 2010 from $4,307,526 at December 31, 2009, as the disruptions in the financial system and the real estate market since the beginning of 2008 have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after March 31, 2010.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans increased to 2.36% at March 31, 2010 from 1.13% at December 31, 2009.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2010	2009
Non-Performing loans:
Loans 90 days or more past due and still accruing	$4,996	$145,898
Non-accrual loans	8,527,762	4,161,628
Total non-performing loans	8,532,758	4,307,526
Other real estate owned	1,340,613	1,362,621
Total non-performing assets	$9,873,371	$5,670,147

Non-performing loans to total loans	2.36%	1.13%
Non-performing assets to total assets	1.54%	0.84%

Non-performing assets increased by $4,203,224 to $9,873,371 at March 31, 2010 from $5,670,147 at December 31, 2009.  Other real estate owned decreased by $22,008 to $1,340,613 at March 31, 2010 from $1,362,621 at December 31, 2009.  The Bank continues to complete the remaining units of an 18-unit condominium project for which it has, as of March 31, 2010, commitments from individual buyers to purchase.

Non-performing assets represented 1.54% of total assets at March 31, 2010 and 0.84% at December 31, 2009.

The Bank had no loans classified as restructured loans at March 31, 2010 or December 31, 2009.

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At March 31, 2010, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
Balance, beginning of period	$4,505,387	$3,684,764	$3,684,764
Provision charged to operating expenses	300,000	2,553,000	463,000

Loans charged off:
Construction loans	-	(1,226,754)	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	(511,791)	(17,500)
Loans to individuals	(16,988)	(1,973)	-
Lease financing	(365)	-	-
All other loans	-	-	-
	(17,354)	(1,740,518)	(17,500)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	3,264	2,575	-
Loans to individuals	-	5,566	-
Lease financing	-	-	-
All other loans	-	-	-
	3,264	8,141	0

Net charge offs	(14,090)	(1,732,377)	(17,500)
Balance, end of period	$4,791,297	$4,505,387	$4,130,264

Loans:
At period end	$361,448,384	$379,945,735	$409,611,983
Average during the period	340,637,863	384,314,052	388,118,429
Net annualized charge offs to average loans outstanding	(0.02% )	(0.45% )	(0.02% )
Allowance for loan losses to:
Total loans at period end	1.33%	1.19%	1.01%
Non-performing loans	56.15%	104.59%	85.13%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $300,000 for the three months ended March 31, 2010 and $463,000 for the three months ended March 31, 2009.  While the risk profile of the loan portfolio was reduced by a reduction in the aggregate portfolio of $18,497,351 plus a change in its composition via a $6,648,844 reduction in higher risk construction loans, non-performing loans increased by $4,203,224. This decrease in both portfolio and overall risk profile necessitated the decreased provision.  Net charge-offs/recoveries amounted to a net charge-off of $14,090 for the three months ended March 31, 2010.

At March 31, 2010, the allowance for loan losses was $4,791,297 compared to $4,505,387 at December 31, 2009, an increase of $285,910, or 6.3%.  The ratio of the allowance for loan losses to total loans at March 31, 2010 and December 31, 2009 was 1.33% and 1.19%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 56.15% at March 31, 2010, compared to 104.59% at December 31, 2009. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the state of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Demand
Non-interest bearing	$88,057,439	$82,473,328
Interest bearing	112,631,765	125,529,223
Savings	164,762,418	193,369,640
Time	168,249,394	170,783,163
	$533,701,016	$572,155,354

At March 31, 2010, total deposits were $533,701,016, a decrease of $38,454,338, or 6.7%, from $572,155,354 at December 31, 2009.  Although the Bank’s non-interest bearing demand deposits increased by $5,584,111, or 6.8%, at March 31, 2010 compared to December 31, 2009, the Company’s strategy to remain more liquid and guard against the potential ill-effects of rising market rates included the managed outflow of higher rate interest bearing demand accounts, savings accounts and interest-bearing demand deposit accounts.  Management believes this strategy will improve the net interest margin in future 2010 quarters.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $22,500,000 at March 31, 2010 and December 31, 2009, consisting of long-term FHLB borrowings.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1,245,043, or 2.2%, to $58,646,096 at March 31, 2010, from $57,401,053 at December 31, 2009.  Tangible book value per common share increased by $0.25, or 2.5%, to $10.28 at March 31, 2010 from $10.03 at December 31, 2009.  The ratio of shareholders’ equity to total assets was 9.16% and 8.47% at March 31, 2010 and December 31, 2009, respectively.  The increase in shareholders’ equity was primarily the result of net income of $699,258 and $625,201 in other comprehensive income, partially offset by, among other items, the $150,000 in dividends recorded on the Company’s Preferred Stock Series B.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividend paid on February 3, 2010 and February 2, 2009, the shares of common stock underlying the warrant were adjusted to 220,744.76 shares and the exercise price was adjusted to $8.154 per share.

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

In addition, EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation, limit executive compensation, require the reporting of information to the Treasury and others, limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limit the payment of certain severance and change in control payments to certain executives, limit the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, impose a clawback of certain compensation paid to certain executives of the Company or the Bank and impose new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2010 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2010 and December 31, 2009 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Company
Total Capital to Risk Weighted Assets	$81,258,595	18.67%	$34,822,215	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	76,467,297	17.57%	17,411,107	>4%	N/A	N/A
Tier 1 Capital to Average Assets	76,467,297	11.67%	26,207,545	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,909,247	18.17%	$34,744,880	>8%	$43,431,100	>10%
Tier 1 Capital to Risk Weighted Assets	74,117,949	17.07%	17,372,440	>4%	26,058,660	>6%
Tier 1 Capital to Average Assets	74,117,949	11.36%	26,105,075	>4%	32,631,343	>5%

As of December 31, 2009
Company
Total Capital to Risk Weighted Assets	$79,091,277	17.23%	$36,713,599	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,585,890	16.25%	18,356,800	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,585,890	10.99%	27,143,523	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$77,370,821	16.90%	$36,633,760	>8%	$45,792,200	>10%
Tier 1 Capital to Risk Weighted Assets	72,865,434	15.91%	18,316,040	>4%	27,475,320	>6%
Tier 1 Capital to Average Assets	72,865,434	10.78%	27,043,305	>4%	33,804,131	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2010, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At March 31, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At March 31, 2010, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 plus a One-Month Overnight Repricing Line of Credit of $58,584,800. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2010, the balance of cash and cash equivalents was $21,037,126.

Net cash provided by operating activities totaled $5,716,141 for the three months ended March 31, 2010 compared to net cash used in operating activities of $6,191,699 for the three months ended March 31, 2009. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash provided by investing activities totaled $28,014,873 in the three months ended March 31, 2010, compared to $21,237,836 used in investing activities in the three months ended March 31, 2009. The current period amount was primarily the result of a decrease in the loan portfolio and proceeds from maturities and repayments of securities.

Net cash used in financing activities amounted to $38,548,173 in the three months ended March 31, 2010, compared to $38,850,938 provided by financing activities in the three months ended March 31, 2009.  The current period amount resulted primarily from a decrease in deposits.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the three months ended march 31, 2010, maturities and prepayments of investment securities totaled $43,784,788.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2010, if any.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2010	January 31, 2010	-	-	-	163,233
February 1, 2010	February 28, 2010	-	-	-	163,233
March 1, 2010	March 31, 2010	-	-	-	163,233
Total		-	-	-	163,233
_________________
(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent stock dividends.

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

1ST CONSTITUTION BANCORP

Date: May 14, 2010	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)