Form 10-Q
period 2010-06-30
1ST CONSTITUTION BANCORP
filed 2010-08-16
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of August 13, 2010, there were 4,530,993 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	June 30, 2010	December 31, 2009
ASSETS
CASH AND DUE FROM BANKS	$15,874,607	$25,842,901

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,388	11,384

Total cash and cash equivalents	15,885,995	25,854,285

INVESTMENT SECURITIES:
Available for sale, at fair value	136,081,634	204,118,850
Held to maturity (fair value of $92,210,226 and $24,215,530 at June 30, 2010 and December 31, 2009, respectively)	91,062,786	23,608,980

Total investment securities	227,144,420	227,727,830

LOANS HELD FOR SALE	14,866,298	21,514,785

LOANS	433,271,445	379,945,735
Less- Allowance for loan losses	(4,937,891)	(4,505,387)

Net loans	428,333,554	375,440,348
PREMISES AND EQUIPMENT, net	6,091,208	4,899,091
ACCRUED INTEREST RECEIVABLE	2,200,112	2,274,087
BANK-OWNED LIFE INSURANCE	11,270,750	10,319,055
OTHER REAL ESTATE OWNED	1,713,502	1,362,621
OTHER ASSETS	7,291,715	8,604,378

Total assets	$714,797,554	$677,996,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$87,950,592	$82,473,328
Interest bearing	445,519,416	489,682,026

Total deposits	533,470,008	572,155,354

BORROWINGS	97,100,000	22,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,486,171	1,757,151
ACCRUED EXPENSES AND OTHER LIABILITIES	4,260,783	5,625,922

Total liabilities	654,873,962	620,595,427

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding	11,527,230	11,473,262
Common stock, no par value; 30,000,000 shares authorized; 4,541,585 and 4,526,827 shares issued and 4,530,682 and 4,515,924 shares outstanding at June 30, 2010 and December 31, 2009, respectively	36,894,428	36,774,621
Retained earnings	11,448,180	10,307,331
Treasury Stock, at cost, 10,903 shares	(73,492)	(73,492)
Accumulated other comprehensive income (loss)	127,246	(1,080,669)

Total shareholders’ equity	59,923,592	57,401,053

Total liabilities and shareholders’ equity	$714,797,554	$677,996,480

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2010	2009	2010	2009
Loans, including fees	$5,736,377	$6,261,650	$11,065,242	$12,301,251
Securities
Taxable	1,219,755	1,181,655	2,613,641	2,419,310
Tax-exempt	106,241	123,963	214,171	252,518
Federal funds sold and short-term investments	12,910	24,071	32,619	32,665
Total interest income	7,075,283	7,591,339	13,925,673	15,005,744

INTEREST EXPENSE
Deposits	1,681,345	2,443,432	3,562,013	5,028,383
Borrowings	278,007	361,967	544,422	725,197
Redeemable subordinated debentures	267,540	266,740	531,690	532,975
Total interest expense	2,226,892	3,072,139	4,638,125	6,286,555
Net interest income	4,848,391	4,519,200	9,287,548	8,719,189
Provision for loan losses	550,000	325,000	850,000	788,000
Net interest income after provision for loan losses	4,298,391	4,194,200	8,437,548	7,931,189

NON-INTEREST INCOME
Service charges on deposit accounts	188,672	216,235	365,028	454,754
Gain on sales of loans	392,577	340,993	713,121	613,186
Income on bank-owned life insurance	105,056	102,305	201,695	193,327
Other income	320,715	293,391	676,022	538,709
Total non-interest income	1,007,020	952,924	1,955,866	1,799,976

NON-INTEREST EXPENSE
Salaries and employee benefits	2,417,234	2,294,066	4,793,934	4,521,395
Occupancy expense	452,838	443,007	898,765	895,672
Data processing expenses	272,391	276,197	531,198	535,880
FDIC insurance expenses	247,568	704,025	495,251	803,783
Other operating expenses	889,059	1,084,394	1,693,888	2,065,572
Total non-interest expenses	4,279,090	4,801,689	8,413,036	8,822,302
Income before income taxes (benefit)	1,026,321	345,435	1,980,378	908,863

INCOME TAXES (Benefit)	230,762	(189,175)	485,561	(102,437)
Net income	795,559	534,610	1,494,817	1,011,300
Dividends and accretion on preferred stock	176,984	176,985	353,968	365,635
Net income available to common shareholders	$618,575	$357,625	$1,140,849	$645,665

NET INCOME PER COMMON SHARE
Basic	$0.14	$0.08	$0.25	$0.15
Diluted	$0.14	$0.08	$0.25	$0.15

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652
Share-based compensation		41,050				41,050
Treasury stock purchased (10,870 shares)				(67,226)		(67,226)
Exercise of stock options and issuance of vested shares under benefit program (76,395 shares)		205,323		58,305		263,628
Dividends on preferred stock			(311,668)			(311,668)
Preferred stock issuance costs	(22,500)					(22,500)
Accretion of discount on preferred stock	53,967		(53,967)			--
Comprehensive Income:
Net Income for the six months ended June 30, 2009			1,011,300			1,011,300
Minimum pension liability, net of tax					35,971	35,971
Unrealized gain on securities available for sale, net of tax					67,091	67,091
Unrealized gain on interest rate swap contract, net of tax					66,453	66,453
Comprehensive Income						1,180,815
Balance, June 30, 2009	$11,419,295	$35,426,806	$10,299,588	$(62,252)	$(379,686)	$56,703,751
Balance, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053
Issuance of vested shares under employee benefit program (14,758 shares)		89,565				89,565
Share-based compensation		30,242				30,242
Dividends on preferred stock			(300,000)			(300,000)
Accretion of discount on preferred stock	53,968		(53,968)			--
Comprehensive Income:
Net Income for the six months ended June 30, 2010			1,494,817			1,494,817
Minimum pension liability, net of tax					137,381	137,381
Unrealized gain on securities available for sale, net of tax					924,682	924,682
Unrealized gain on interest rate swap contract, net of tax					145,852	145,852
Comprehensive Income						2,702,732
Balance, June 30, 2010	$11,527,230	$36,894,428	$11,448,180	$(73,492)	$127,246	$59,923,592

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,494,817	$1,011,300
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	850,000	788,000
Depreciation and amortization	283,856	331,769
Net amortization of premiums and discounts on securities	449,067	32,564
Gains on sales of loans held for sale	(713,121)	(613,186)
Originations of loans held for sale	(55,441,982)	(85,249,642)
Proceeds from sales of loans held for sale	62,803,590	67,078,485
Income on Bank – owned life insurance	(201,695)	(193,327)
Share-based compensation expense	110,242	121,050
Decrease in accrued interest receivable	73,975	317,159
(Increase) decrease in other assets	630,503	(318,581)
(Decrease) increase in accrued interest payable	(270,980)	1,700
(Decrease) increase in accrued expenses and other liabilities	(974,451)	1,028,197

Net cash provided by (used in) operating activities	9,093,821	(15,664,512)
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(32,936,864)	(23,737,730)
Held to maturity	(69,325,000)	(1,619,834)
Proceeds from maturities and prepayments of securities -
Available for sale	101,957,520	28,217,044
Held to maturity	1,839,718	2,707,480
Net increase in loans	(54,642,352)	(28,123,625)
Purchase of bank-owned life insurance	(750,000)	--
Capital expenditures	(1,457,617)	(129,532)
Additional investment in other real estate owned	(42,051)	(296,468)
Proceeds from sales of other real estate owned	590,316	2,390,489

Net cash used in investing activities	(54,766,330)	(20,592,176)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	89,565	263,628
Purchase of Treasury Stock	0	(67,226)
Dividend paid on preferred stock	(300,000)	(236,668)
Preferred stock issuance costs paid	0	(22,500)
Net increase (decrease) in demand, savings and time deposits	(38,685,346)	91,076,793
Net increase (decrease) in short-term borrowings	74,600,000	(21,000,000)

Net cash provided by financing activities	35,704,219	70,014,027

Increase (decrease) in cash and cash equivalents	(9,968,290)	33,757,339

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	25,854,285	14,333,119

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$15,885,995	$48,090,458

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$4,909,105	$6,284,855
Income taxes	1,035,000	325,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$899,146	$1,031,527

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2010 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended June 30, 2010
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$795,559
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	618,575	4,526,811	$0.14

Effect of dilutive securities
Stock options and unvested stock awards		23,734

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$618,575	4,550,545	$0.14

	Three Months Ended June 30, 2009
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$534,610
Preferred stock dividends and accretion	(176,985)
Income available to common shareholders	357,625	4,467,766	$0.08

Effect of dilutive securities
Stock options and unvested stock awards		3,591

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$357,625	4,471,357	$0.08

	Six Months Ended June 30, 2010
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$1,494,817
Preferred stock dividends and accretion	(353,968)
Income available to common shareholders	1,140,849	4,528,001	$0.25

Effect of dilutive securities
Stock options and unvested stock awards		19,108

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$1,140,849	4,547,109	$0.25

	Six Months Ended June 30, 2009
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$1,011,300
Preferred stock dividends and accretion	(365,635)
Income available to common shareholders	645,665	4,448,805	$0.15

Effect of dilutive securities
Stock options and unvested stock awards		3,297

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$645,665	4,452,102	$0.15

(3)           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations and agencies	$75,076,807	$328,725	$(3,330)	$75,402,202
Residential collateralized mortgage obligations	29,956,717	558,808	(133,354)	30,382,171
Residential mortgage backed securities	20,512,887	1,593,639	0	22,106,526
Obligations of State and
Political subdivisions	2,450,410	49,756	(78,183)	2,421,983
Trust preferred debt securities – single issuer	2,458,938	0	(659,286)	1,799,652
Restricted stock	3,944,100	0	0	3,944,100
Mutual fund	25,000	0	0	25,000

	$134,424,859	$2,530,928	$(874,153)	$136,081,634

June 30, 2010	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$70,475,000	$-	$70,475,000	$382,998	$0	$70,857,998
Residential collateralized mortgage obligations	3,481,031	-	3,481,031	121,978	0	3,603,009
Residential mortgage backed securities	5,620,174	-	5,620,174	223,060	0	5,843,234
Obligations of State and
Political subdivisions	8,477,506	-	8,477,506	313,266	(1,377)	8,789,395
Trust preferred debt securities - pooled	637,812	(500,944)	136,868	35,004	0	171,872
Corporate debt securities	2,872,207	-	2,872,207	72,511	0	2,944,718

	$91,563,730	$(500,944)	$91,062,786	$1,148,817	$(1,377)	$92,210,226

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations	34,749,123	172,698	(252,023)	34,669,798
Residential mortgage backed securities	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities – single issuer	2,457,262	0	(687,089)	1,770,173
Restricted Stock	1,464,900	0	0	1,464,900
Mutual Fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

December 31, 2009	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations	$4,881,475	$-	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities	6,111,131	-	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	-	8,600,596	270,947	0	8,871,543
Trust preferred debt securities - pooled	633,998	(500,944)	136,054	0	0	133,054
Corporate debt securities	3,882,724	-	3,882,724	117,287	0	4,000,011

	$24,109,924	$(500,944)	$23,608,980	$636,071	$(29,521)	$24,215,530

Restricted stock at June 30, 2010 and December 31, 2009 consists of $3,929,100 and $1,449,900, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$45,224,410	$45,338,103
Due after one year through five years	18,860,948	18,975,174
Due after five years through ten years	7,515,688	7,980,840
Due after ten years	62,823,812	63,787,517
Total	$134,424,858	$136,081,634

Held to maturity-
Due in one year or less	$3,114,556	$3,133,016
Due after one year through five years	52,170,253	52,551,661
Due after five years through ten years	27,601,048	28,020,186
Due after ten years	8,677,873	8,505,363
Total	$91,563,730	$92,210,226

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	6	$9,171,480	$(3,330)	$-	$-	$9,171,480	$(3,330)

Residential collateralized mortgage obligations	2	2,061,737	(105,321)	460,480	(28,033)	2,522,217	(133,354)

Obligations of State and Political Subdivisions	2	1,286,756	(79,560)	-	-	1,286,756	(79,560)

Trust preferred debt securities – single issuer	4	-	-	1,799,652	(659,286)	1,799,652	(659,286)

Trust preferred debt securities – pooled	1	-	-	171,872	(500,944)	171,872	(500,944)

Total temporarily impaired securities	15	$12,519,973	$(188,211)	$2,432,804	$(1,188,263)	$14,951,977	$(1,376,747)

December 31, 2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	33	$73,177,106	$(673,252)	$-	$-	$73,177,106	$(673,252)

Residential collateralized mortgage obligations	5	9,399,574	(158,696)	428,264	(93,327)	9,827,838	(252,023)

Residential mortgage backed securities	1	2,885,660	(29,521)	-	-	2,885,660	(29,521)

Obligations of State and Political Subdivisions	1	924,549	(91,212)	-	-	924,549	(91,212)

Trust preferred debt securities – single issuer	4	-	-	1,770,172	(687,089)	1,770,172	(687,089)

Trust preferred debt securities – pooled	1	-	-	133,054	(500,944)	133,054	(500,944)

Total temporarily impaired securities	45	$86,386,889	$(952,681)	$2,331,490	$(1,281,360)	$88,718,379	$(2,234,041)

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

Trust preferred debt securities – single issue:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to widening of interest rate spreads and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Trust preferred debt security – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“Pre TSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727 of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

A number of factors or combinations of factors could cause management to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PreTSL XXV constitutes an additional credit impairment.  These factors include, but are not limited to, failure to make interest payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an impairment in value or changes in market conditions and/or industry or issuer specific factors that would render management unable to forecast a full recovery in value.  In addition, the fair value of trust preferred securities could decline if the overall economy and the financial condition of the issuers continue to deteriorate and there remains limited liquidity for this security.

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment (“OTTI”) related to credit losses, all of which relate to one pooled trust preferred debt security, which have been recognized in earnings for debt securities held and not intended to be sold.

(in thousands)
Three and six months ended June 30, 2010
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

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,177,500 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Company’s Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of June 30, 2010, there were 261,388 shares of common stock (as adjusted for the 5% stock dividend declared December 17, 2009 and paid February 3, 2010 to shareholders of record on January 19, 2010) available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to Options was $30,242 and $41,050 for the six months ended June 30, 2010 and 2009, respectively.

Transactions under the Company’s Stock Plans during the six months ended June 30, 2010 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	154,710	$11.04
Options Granted	--	--
Options Exercised	--	--
Options Forfeited	(1,969)	9.86
Options Expired	--	--
Outstanding at June 30, 2010	152,741	$11.07	5.6	$63,206

Exercisable at June 30, 2010	111,248	$11.49	4.6	$63,206

As of June 30, 2010, there was approximately $119,766 of unrecognized compensation costs related to non-vested option-based compensation arrangements granted under the Company’s Stock Plans.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date, except in the case of the Company’s highest compensated employee (currently its chief executive officer) for Stock Awards granted on or after June 15, 2009 which related to long term restricted stock awards.  Such long-term restricted Stock Awards granted to the highest compensated employee vest 50% immediately following the second anniversary of the Award and 25% immediately following each of the next two anniversaries.  In that instance, transferability of the stock received pursuant to a Stock Award is generally tied to repayment of funds received by the Company from the United States Department of the Treasury (the “Treasury”) in exchange for preferred stock of the Company and warrants to acquire common stock of the Company.  Also, such Stock Awards granted to the Company’s highest compensated employee which are long term are subject to forfeiture unless such person performs substantial services for the Company for two years after the date of grant of the Stock Award, except in certain circumstances and even if vested, the Stock Award is not transferable until the Company has repaid the Treasury the funds received with respect to the preferred stock and warrants sold to the Treasury.  The release of the transferability restriction is 25% of the Stock Award for each repayment of 25% of the funds originally received by the Company from the Treasury, with an exception from the transferability restriction for the number of shares sufficient to pay taxes arising from the vesting of the Stock Award. Once vested, Stock Awards are irrevocable, except that such Stock Awards are subject to clawback in certain circumstances pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s Stock Plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $80,000 for each of the six months ended June 30, 2010 and 2009.

The following table summarizes nonvested restricted shares for the six months ended June 30, 2010 (as adjusted to reflect the 5% stock dividend declared in December 2009):

Nonvested shares	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2010	75,769	$9.53
Shares granted	12,075	5.25
Shares vested	(5,565)	10.00
Shares forfeited	(2,941)	10.11
Non-vested stock awards at June 30, 2010	79,338	$8.82

As of June 30, 2010, there was approximately $455,600 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Plans.  That cost is expected to be recognized over the four years following June 30, 2010.

(5)  Benefit Plans

The Company has a 401(k) plan which covers substantially all employees with six months or more of service.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The supplemental executive retirement plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s supplemental executive retirement plan for the three months and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Service cost	$56,514	$79,544	$113,028	$140,638
Interest cost	48,435	45,630	96,870	91,260
Actuarial loss recognized	38,517	21,744	77,034	43,488
Prior service cost recognized	24,858	24,750	49,716	49,608
	$168,324	$171,668	$336,648	$324,994

 (6)  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) and their related income tax effects are as follows:

	June 30,	December 31,
	2010	2009
Unrealized holding gains on
securities available for sale	$1,656,775	$255,744
Related income tax effect	(563,302)	(86,953)
	1,093,473	168,791

Unrealized impairment loss On held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)
Unrealized loss on interest rate swap contract	(640,963)	(883,806)
Related income tax effect	256,781	353,772
	(384,182)	(530,034)

Pension liability	(419,383)	(647,228)
Related income tax effect	167,961	258,425
	(251,422	(388,803)

Accumulated other comprehensive income (loss)	$127,246	$(1,080,669)

The components of Accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2009	$168,791	$(330,623)	$(530,034)	$(388,803)	$(1,080,669)

Net change	924,682	-	145,852	137,381	1,207,915

Balance, June 30, 2010	$1,093,473	$(330,623)	$(384,182)	$(251,182)	$127,246

 (7)  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Asets.  ASU 2009-16 provides guidance regarding the accounting for transfers of financial assets that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This guidance specifically removes the concept of a qualifying special-purpose entity and the exception from applying otherwise applicable consolidation requirements to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in accounting for transfers. This guidance will be effective for fiscal years beginning after November 15, 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

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

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  We have not early adopted this guidance and have determined that the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

The FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of ASU 2010-18 is not expected to have a significant impact to our consolidated financial position or result of operations.

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  The adoption of ASU 2010-20 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2010:
Securities available for sale	$-	$136,081,634	$-	$136,081,634
Derivative liabilities	-	(640,963)	-	(640,963)

December 31, 2009:
Securities available for sale	$-	$204,118,850	$-	$204,118,850
Derivative liabilities	-	(883,806)	-	(883,806)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2010:
Impaired loans	$-	$-	$2,571,735	$2,571,735
Other real estate owned	-	-	922,352	922,352

December 31, 2009:
Impaired loans	$-	$-	$1,116,129	$1,116,129
Other real estate owned	-	-	1,362,621	1,362,621
Security held to maturity	-	133,054	-	133,054

Impaired loans measured at fair value and included in the above table, consisted of four loans having an aggregate principal balance of $2,880,940 and specific loan loss allowances of $309,205 at June 30, 2010 and twelve loans at December 31, 2009, having an aggregate principal balance of $1,292,910 and specific loan loss allowances of $176,781.

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

The estimated fair values, and the recorded book balances, were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$15,885,995	$15,885,995	$25,854,285	$25,854,285
Securities available for sale	136,081,634	136,081,634	204,118,850	204,118,850
Securities held to maturity	91,062,786	92,210,226	23,608,980	24,215,530
Loans held for sale	14,866,298	14,866,298	21,514,785	21,514,785
Gross loans	433,271,445	432,678,000	379,945,735	379,617,000
Accrued interest receivable	2,200,112	2,200,112	2,274,087	2,274,087
Deposits	(533,470,008)	(535,086,000)	(572,155,354)	(573,596,000)
Other borrowings	(97,100,000)	(99,566,000)	(22,500,000)	(25,321,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Accrued interest payable	(1,486,171)	(1,486,171)	(1,757,151)	(1,757,151)
Interest rate swap contract	(640,963)	(640,963)	(883,806)	(883,806)

Loan commitments and standby letters of credit as of June 30, 2010 and December 31, 2009 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(9)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At June 30, 2010, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at June 30, 2010 and December 31, 2009 was ($640,963) and ($883,806), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value, net of deferred taxes, recorded through Accumulated other comprehensive income (loss).

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2010 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2010 are not necessarily indicative of results to be attained for any other period.

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

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiaries, 1st Constitution Bank and 1st Constitution Capital Trust II; the “Bank” refers to 1st Constitution Bank; and “Trust II” refers to 1st Constitution Capital Trust II.  Trust II is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  Trust II was created in May 2006 to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

The Bank operates twelve branches, and manages an investment portfolio through 1st Constitution Investment Company of Delaware, Inc., and 1st Constitution Investment Company of New Jersey, Inc., its subsidiaries.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Summary

The Company realized net income of $795,559 for the three months ended June 30, 2010, an increase of $260,949, or 48.8%, from the $534,610 reported for the three months ended June 30, 2009.  The increase is due primarily to increases in net interest income and non-interest income and to a decrease in the level of noninterest expenses for the three months ended June 30, 2010.  Net income per diluted common share was $0.14 for the three months ended June 30, 2010 compared to net income per diluted common share of $0.08 for the three months ended June 30, 2009.  Net income available to common shareholders increased from $357,625 for the three months ended June 30, 2009 to $618,575 for the three months ended June 30, 2010 principally for the reasons indicated above.  Net income available to common shareholders in the 2010 and 2009 periods reflected an aggregate of $176,984 and $176,985, respectively, attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury (the “Treasury”).  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Key performance ratios improved for the three months ended June 30, 2010 due to higher net income for that period compared to the three months ended June 30, 2009.  Return on average assets and return on average equity were 0.49% and 5.42% for the three months ended June 30, 2010 compared to 0.35% and 3.81%, respectively, for the three months ended June 30, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended June 30, 2010 was 3.17% as compared to the 3.40% net interest margin recorded for the three months ended June 30, 2009, a reduction of 23 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.8% of the Company’s net revenues for the three month period ended June 30, 2010 and 82.6% of net revenues for the three-month period ended June 30, 2009. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $329,191, or 7.3%, to $4,848,391 for the three months ended June 30, 2010 from the $4,519,200 reported for the three months ended June 30, 2009. The increase in net interest income was principally attributable to increased loan volume, which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $79,240,831, or 14.7%, to $620,128,601 for the quarter ended June 30, 2010 from $540,887,770 for the quarter ended June 30, 2009.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 107 basis points to 4.60% for the quarter ended June 30, 2010 when compared to 5.67% for the quarter ended June 30, 2009.

Average interest bearing liabilities increased by $39,217,337, or 8.5%, to $499,709,691 for the quarter ended June 30, 2010 from $460,492,354 for the quarter ended June 30, 2009.  Overall, the cost of total interest bearing liabilities decreased 90 basis points to 1.78% for the three months ended June 30, 2010 compared to 2.68% for the three months ended June 30, 2009.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.17% for the three months ended June 30, 2010 compared to 3.40% the three months ended June 30, 2009.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $550,000 for the three months ended June 30, 2010 and $325,000 for the three months ended June 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $10,356,396 reduction in higher risk construction loans, non-performing loans increased by $3,000,304. This change in the overall risk profile necessitated the increased provision.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2010 was $1,007,020, an increase of $54,096, or 5.7%, over non-interest income of $952,924 for the three months ended June 30, 2009.

Service charges on deposit accounts represents a significant source of non-interest income. Service charges on deposit accounts revenues decreased by $27,563, or 12.7%, to $188,672 for the three months ended June 30, 2010 from $216,235 for the three months ended June 30, 2009. This decrease primarily resulted from a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the second quarter of 2010 compared to the second quarter of 2009.

Gain on sales of loans increased by $51,584, or 15.1%, to $392,577 for the three months ended June 30, 2010 when compared to $340,993 for the three months ended June 30, 2009.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales decreased for the second quarter of 2010 compared to the second quarter of 2009; however, the margin earned as a result of these sales in the second quarter of 2010 increased from that of the second quarter of 2009, thus resulting in the 15.1% increase in gains for the second quarter of 2010 compared to the prior year period.  Management anticipates mortgage loan sales volume to increase moderately during the remainder of 2010, as lower market interest rates generally result in an increase in loan refinance activity.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $105,056 for the three months ended June 30, 2010 compared to $102,305 for the three months ended June 30, 2009. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the Other income component of non-interest income amounting to $320,715 for the three months ended June 30, 2010, compared to $293,391 for the three months ended June 30, 2009.

Non-Interest Expense

Non-interest expenses decreased by $522,599, or 10.9%, to $4,279,090 for the three months ended June 30, 2010 from $4,801,689 for the three months ended June 30, 2009. The following table presents the major components of non-interest expenses for the three months ended June 30, 2010 and 2009.

Non-interest Expenses	Three months ended June 30,
	2010	2009
Salaries and employee benefits	$2,417,234	$2,294,066
Occupancy expenses	452,841	443,007
Data processing services	272,391	276,197
Equipment expense	167,895	167,358
Marketing	42,672	42,773
Regulatory, professional and other fees	268,557	333,547
Office expense	180,189	142,999
FDIC insurance expense	247,568	704,025
Directors’ fees	27,000	25,000
Other real estate owned expenses	28,447	50,495
All other expenses	174,297	322,222
	$4,279,090	$4,801,689

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $123,168, or 5.4%, to $2,417,234 for the three months ended June 30, 2010 compared to $2,294,066 for the three months ended June 30, 2009. The increase in salaries and employee benefits for the three months ended June 30, 2010 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 130 full-time equivalent employees at June 30, 2010 as compared to 119 full-time equivalent employees at June 30, 2009.

Regulatory, professional and other fees decreased by $64,990, or 19.5%, to $268,557 for the three months ended June 30, 2010 compared to $333,547 for the three months ended June 30, 2009.  During the second quarter of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the second quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

The cost of FDIC deposit insurance has decreased from $704,025 for the three months ended June 30, 2009 to $247,568 for the three months ended June 30, 2010.  During the second quarter of 2009, the FDIC announced a special assessment on all insured financial institutions to replenish the deposit insurance fund.  Included in the 2009 expense was a one-time $272,518 accrual for the special assessment.

All other expenses decreased by $147,925, or 45.9%, to $174,297 for the three months ended June 30, 2010 compared to $322,222 for the three months ended June 30, 2009.  Current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses. All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 73.1% for the three months ended June 30, 2010, compared to 87.7% for the three months ended June 30, 2009.  The decrease in the efficiency ratio is due to the above-noted decreases in non-interest expenses as well as increased net interest and non-interest income.

Income Taxes

Income tax expense was $230,762 for the three months ended June 30, 2010 compared to a tax benefit of $189,175 for the three months ended June 30, 2009.  The increase was primarily due to the reversal of a prior year over-accrual of income taxes at June 30, 2009 that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

Pre-tax income increased to $1,026,321 for the three months ended June 30, 2010 from $345,435 for the three months ended June 30, 2009.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination, which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense during the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Summary

The Company realized net income of $1,494,817 for the six months ended June 30, 2010, an increase of 47.8% from the $1,011,300 reported for the six months ended June 30, 2009.  The increase is due primarily to increases in net interest income and noninterest income and to a decrease in the level of noninterest expenses for the six months ended June 30, 2010 compared to the same period in 2009.  Net income available to common shareholders for the six months ended June 30, 2010 increased to $1,140,849 from $645,665 for the six months ended June 30, 2009 principally for the reasons indicated above.  Net income available to common shareholders for the six months ended June 30, 2010 and 2009 reflected an aggregate of $353,968 and $365,635, respectively, attributable to dividends and discount accretion related to the preferred stock issued to the Treasury.

Diluted net income per common share was $0.25 for the six months ended June 30, 2010 compared to diluted net income per common share of $0.15 for the six months ended June 30, 2009.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 17, 2009, and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Key performance ratios improved for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to higher net income for the 2010 period.  Return on average assets and return on average equity were 0.46% and 5.18% for the six months ended June 30, 2010 compared to 0.35% and 3.65%, respectively, for the six months ended June 30, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the six months ended June 30, 2010 was 3.05% as compared to the 3.34% net interest margin recorded for the six months ended June 30, 2009, a reduction of 29 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.6% of the Company’s net revenues for the six month period ended June 30, 2010 and 82.9% of net revenues for the six-month period ended June 30, 2009. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the six month periods ended June 30, 2010 and 2009, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(interest and yields on a tax-equivalent basis)	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$28,523,656	$32,619	0.23%	$1,930,829	$32,665	3.41%
Investment Securities:
Taxable	209,676,859	2,613,641	2.51%	108,255,221	2,419,310	4.51%
Tax-exempt	11,021,570	316,974	5.80%	12,915,459	373,725	5.84%
Total	220,698,429	2,930,615	2.68%	121,170,680	2,793,035	4.65%

Loan Portfolio:
Construction	73,404,258	2,181,414	5.99%	92,634,819	2,809,468	6.12%
Residential real estate	11,207,646	320,836	5.77%	11,231,769	333,877	5.99%
Home Equity	13,857,468	404,580	5.89%	14,957,939	438,081	5.91%
Commercial and commercial real estate	139,432,230	4,661,341	6.74%	136,927,234	4,728,139	6.96%
Mortgage warehouse lines	102,555,437	2,396,621	4.71%	122,836,692	2,792,042	4.58%
Installment	598,390	22,458	7.57%	809,691	32,657	8.13%
All Other Loans	30,166,139	1,077,992	7.21%	31,372,046	1,166,987	7.50%
Total	371,221,568	11,065,242	6.01%	410,770,190	12,301,251	6.04%

Total Interest-Earning Assets	620,443,653	14,028,476	4.56%	533,871,699	15,126,951	5.71%

Allowance for Loan Losses	(4,837,099)			(3,948,215)
Cash and Due From Bank	7,864,917			37,090,915
Other Assets	28,840,208			21,097,384
Total Assets	$652,311,679			$588,111,783
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$117,892,695	$925,588	1.58%	$97,677,148	$967,521	2.00%
Savings Accounts	177,040,353	1,040,154	1.18%	123,068,983	1,316,408	2.16%
Certificates of Deposit	164,254,334	1,596,271	1.96%	175,994,379	2,744,454	3.14%
Other Borrowed Funds	27,365,138	544,422	4.01%	32,525,967	725,197	4.50%
Trust Preferred Securities	18,557,000	531,690	5.78%	18,557,000	532,975	5.79%

Total Interest-Bearing Liabilities	505,109,520	4,638,125	1.85%	447,823,477	6,286,555	2.83%

Net Interest Spread			2.71%			2.88%

Demand Deposits	81,216,027			78,934,727
Other Liabilities	7,745,825			5,537,806
Total Liabilities	594,071,372			532,296,010
Shareholders’ Equity	58,240,307			55,815,773
Total Liabilities and Shareholders’ Equity	$652,311,679			$588,111,783

Net Interest Margin		$9,390,351	3.05%		$8,840,396	3.34%

The Company’s net interest income increased by $568,359, or 6.5%, to $9,287,548 for the six months ended June 30, 2010 from the $8,719,189 reported for the six months ended June 30, 2009. The increase in net interest income was attributable to increased loan volume, which was more than sufficient to offset the reduced interest spread and margin.

Average interest earning assets increased by $86,571,954, or 16.2%, to $620,443,653 for the six month period ended June 30, 2010 from $533,871,699 for the six month period ended June 30, 2009.  The average investment securities portfolio increased by $99,527,749, or 83.3%, to $220,698,429 for the six month period ended June 30, 2010 compared to $121,170,680 for the six month period ended June 30, 2009, as funds were invested during the 2010 period in low risk U.S. Treasury securities and U.S. Government sponsored agency bonds rather than being invested in the relatively higher risk loan portfolio.  The average loan portfolio decreased by $39,548,622, or 9.6%, to $371,221,568 for the six month period ended June 30, 2010 compared to $410,770,190 for the six month period ended June 30, 2009.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $19,230,561, or 20.8%, to $73,404,258 for the six month period ended June 30, 2010 compared to $92,634,819 for the six month period ended June 30, 2009, as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 115 basis points to 4.56% for the six month period ended June 30, 2010 when compared to 5.71% for the six month period ended June 30, 2009.

Average interest bearing liabilities increased by $57,286,043, or 12.8%, to $505,109,520 for the six month period ended June 30, 2010 from $447,823,477 for the six month period ended June 30, 2009.  Overall, the cost of total interest bearing liabilities decreased 98 basis points to 1.85% for the six months ended June 30, 2010 compared to 2.83% for the six months ended June 30, 2009.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.05% for the six months ended June 30, 2010 compared to 3.34% the six months ended June 30, 2009.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $850,000 for the six months ended June 30, 2010 and $788,000 for the six months ended June 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $10,356,396 reduction in higher risk construction loans, non-performing loans increased by $3,000,304. This change in the overall risk profile necessitated the increased provision.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2010 was $1,955,866, an increase of $155,890, or 8.7%, over non-interest income of $1,799,976 for the six months ended June 30, 2009.

Service charges on deposit accounts represents a significant source of non-interest income. Service charges on deposit accounts revenues decreased by $89,726, or 19.7%, to $365,028 for the six months ended June 30, 2010 from the $454,754 for the six months ended June 30, 2009. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first six months of 2010 compared to the first six months of 2009.

Gain on sales of loans increased by $99,935, or 16.3%, to $713,121 for the six months ended June 30, 2010 when compared to $613,186 for the six months ended June 30, 2009.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009; however, the margin earned as a result of these sales during 2010 increased from that earned during 2009 thus resulting in the 16.3% current year increase in gains.  Management anticipates mortgage loan sales volume to increase moderately during the remainder of 2010 as the lower market interest rates generally results in an increase in loan refinance activity.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $201,695 for the six months ended June 30, 2010 compared to $193,327 for the six months ended June 30, 2009. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $676,022 for the six months ended June 30, 2010, compared to $538,709 for the six months ended June 30, 2009.

Non-Interest Expense

Non-interest expenses decreased by $409,266, or 4.6%, to $8,413,036 for the six months ended June 30, 2010 from $8,822,302 for the six months ended June 30, 2009. The following table presents the major components of non-interest expenses for the six months ended June 30, 2010 and 2009.

Non-interest Expenses	Six months ended June 30,
	2010	2009
Salaries and employee benefits	$4,793,934	$4,521,395
Occupancy expenses	898,765	895,672
Data processing services	531,198	535,880
Equipment expense	319,881	322,438
Marketing	66,123	82,214
Regulatory, professional and other fees	441,141	646,603
Office expense	349,782	271,036
FDIC insurance expense	495,251	803,783
Directors’ fees	53,500	57,000
Other real estate owned expenses	46,237	100,848
All other expenses	417,224	585,433
	$8,413,036	$8,822,302

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $272,539, or 6.0%, to $4,793,934 for the six months ended June 30, 2010 compared to $4,521,395 for the six months ended June 30, 2009. The increase in salaries and employee benefits for the six months ended June 30, 2010 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 130 full-time equivalent employees at June 30, 2010 as compared to 119 full-time equivalent employees at June 30, 2009.

Regulatory, professional and other fees decreased by $205,462, or 37.3%, to $441,141 for the six months ended June 30, 2010 compared to $646,603 for the six months ended June 30, 2009.  During the first six months of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the second quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

Office expenses increased by $78,746, or 29.1%, to $349,782 for the six months ended June 30, 2010 compared to $271,036 for the six months ended June 30, 2009.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s telephone and data transmission systems.

Other real estate owned expenses decreased by $54,611, or 54.2% to $46,237 for the six months ended June 30, 2010 compared to $100,848 for the six months ended June 30, 2009 as the Company incurred less maintenance costs due to the fewer number of properties held as other real estate during the first six months of 2010 as compared to the first six months of 2009.

The cost of FDIC deposit insurance has decreased to $495,251 for the six months ended June 30, 2010 from $803,783 for the six months ended June 30, 2009.  During the second quarter of 2009, the FDIC announced a special assessment on all insured financial institutions to replenish the deposit insurance fund.  Included in the expense for the 2009 period was a one-time $272,518 accrual for this special assessment.

All other expenses decreased by $168,209, or 28.7%, to $417,224 for the six months ended June 30, 2010 compared to $585,433 for the six months ended June 30, 2009.  Current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 74.8% for the six months ended June 30, 2010, compared to 83.9% for the six months ended June 30, 2009.

Income Taxes

The Company had income tax expense of $485,561 for the six months ended June 30, 2010 compared to an income tax benefit of $102,437 for the six months ended June 30, 2009.  The increase in the income tax expense for the 2010 period was primarily due to the reversal of an over-accrual of income taxes at June 30, 2009 that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

Pre-tax income increased to $1,980,378 or the six months ended June 30, 2010 from $908,863 for the six months ended June 30, 2009.

During June 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report on June 30, 2009.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense during the second quarter of 2009.

Financial Condition

June 30, 2010 Compared with December 31, 2009

Total consolidated assets at June 30, 2010 were $714,797,554, representing an increase of $36,801,074, or 5.4%, from total consolidated assets of $677,996,480 at December 31, 2009.  The increase in assets was primarily attributable to increases in our loan portfolio during the first six months of 2010.  Although the Bank’s non-interest bearing demand deposits increased by $5,477,264, or 6.6%, during the first six months of 2010, the strategy to guard against the potential ill-effects of rising market rates resulted in the managed outflow of higher rate savings accounts and certificate of deposit accounts rather than the use of cash inflows to invest in long-term investment securities.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2010 totaled $15,885,995 compared to $25,854,285 at December 31, 2009. Cash and cash equivalents at June 30, 2010 consisted of cash and due from banks of $15,874,607 and Federal funds sold/short term investments of $11,388. The corresponding balances at December 31, 2009 were $25,842,901 and $11,384, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at June 30, 2010 amounted to $14,866,298 compared to $21,514,785 at December 31, 2009. The primary cause for this decrease was a lower volume of mortgage loan refinance activity during the first six months of 2010 compared with the level of activity during the first six months of 2009. The amount of loans originated for sale was $55,441,982 for the first six months of 2010 compared with $85,249,642 for the first six months of 2009.

Investment Securities

Investment securities represented 31.8% of total assets at June 30, 2010 and 33.6% at December 31, 2009. Total investment securities decreased $583,410, or 0.3%, to $227,144,420 at June 30, 2010 from $227,727,830 at December 31, 2009.  Proceeds from investment calls and principal repayments totaling $103,797,238 during the six months ended June 30, 2010, which exceeded purchases totaling $102,261,864 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2010, securities available for sale totaled $136,081,634, which is a decrease of $68,037,216, or 33.3%, from securities available for sale totaling $204,118,850 at December 31, 2009.

At June 30, 2010, the securities available for sale portfolio had net unrealized gains of $1,656,775, compared to net unrealized gains of $255,743 at December 31, 2009.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of Accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2010, securities held to maturity were $91,062,786, an increase of $67,453,806, or 285.7%, from $23,608,980 at December 31, 2009.  The fair value of the held to maturity portfolio at June 30, 2010 was $92,210,226 .

Due to the continued uncertain economic environment that includes historically low levels of market interest rates, proceeds from maturities and prepayments of securities during the first six months of 2010 were reinvested primarily in the low risk U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies component of the Bank’s held to Maturity portfolio.  It is management’s intention to hold these short-term securities to their maturity and have the proceeds available for reinvestment in a more favorable interest rate environment.

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

The following table sets forth the classification of loans by major category at June 30, 2010 and December 31, 2009.

Loan Portfolio Composition	June 30, 2010		December 31, 2009
Component	Amount	% of total	Amount	% of total
Construction loans	$69,448,882	16%	$79,805,278	21%
Residential real estate loans	11,518,231	3%	10,253,895	3%
Commercial business	57,439,401	13%	57,925,392	15%
Commercial real estate	93,868,399	22%	96,306,097	25%
Mortgage warehouse lines	186,052,529	43%	119,382,078	32%
Loans to individuals	14,236,595	3%	15,554,027	4%
Deferred loan fees and costs	497,763	0%	489,809	0%
All other loans	209,645	0%	229,159	0%
	$433,271,445	100%	$379,945,735	100%

The loan portfolio increased by $53,325,710, or 14.0%, to $433,271,445 at June 30, 2010, compared to $379,945,735 at December 31, 2009.  The construction loan portfolio decreased by $10,356,396, or 13.0%, to $69,448,882 at June 30, 2010 compared to $79,805,278 at December 31, 2009.  This decrease at June 30, 2010 compared to December 31, 2009 was principally the result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off.

The Bank’s Mortgage Warehouse Funding Group offers a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that we believe has been successful from inception in 2008. The Warehouse Line of Credit is used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Line of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The balance of outstanding Mortgage Warehouse Line of Credit advances increased to $186,052,529 at June 30, 2010, an increase of $66,670,451, or 55.8%, compared to $119,382,078 at December 31, 2009.  During the first six months of 2010, the number of active mortgage banking customers increased from 35 to 39 plus average usage across all active lines increased due to purchase and refinance activity attributed to historically low mortgage interest rates.

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

Non-performing loans increased by $3,000,304 to $7,307,830 at June 30, 2010 from $4,307,526 at December 31, 2009, as the disruptions in the financial system and the real estate market during the past two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of land designated for residential development where the required approvals to begin construction have been received, commercial loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after June 30, 2010.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans increased to 1.69% at June 30, 2010 from 1.13% at December 31, 2009.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2010	2009
Non-Performing loans:
Loans 90 days or more past due and still accruing	$4,488	$145,898
Non-accrual loans	7,303,342	4,161,628
Total non-performing loans	7,307,830	4,307,526
Other real estate owned	1,713,502	1,362,621
Total non-performing assets	$9,021,332	$5,670,147

Non-performing loans to total loans	1.69%	1.13%
Non-performing assets to total assets	1.26%	0.84%

Non-performing assets increased by $3,351,185 to $9,021,332 at June 30, 2010 from $5,670,147 at December 31, 2009.  Other real estate owned increased by $350,881 to $1,713,502 at June 30, 2010 from $1,362,621 at December 31, 2009.  The Bank continues to complete the remaining units of an 18-unit condominium project for which it has, as of June 30, 2010, commitments from individual buyers to purchase.

Non-performing assets represented 1.26% of total assets at June 30, 2010 and 0.84% at December 31, 2009.

The Bank had no loans classified as restructured loans at June 30, 2010 or December 31, 2009.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At June 30, 2010, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Balance, beginning of period	$4,505,387	$3,684,764	$3,684,764
Provision charged to operating expenses	850,000	2,553,000	788,000

Loans charged off:
Construction loans	-	(1,226,754)	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(410,416)	(511,791)	(270,790)
Loans to individuals	(18,243)	(1,973)	-
Lease financing	(792)	-	-
All other loans	-	-	-
	(429,451)	(1,740,518)	(270,790)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	11,955	2,575	1,559
Loans to individuals	-	5,566	5,200
Lease financing	-	-	-
All other loans	-	-	-
	11,955	8,141	6,759

Net charge offs	(417,496)	(1,732,377)	(264,031)
Balance, end of period	$4,937,891	$4,505,387	$4,208,733

Loans:
At period end	$433,271,445	$379,945,735	$404,176,482
Average during the period	353,238,389	384,314,052	393,845,224
Net annualized charge offs to average loans outstanding	(0.24% )	(0.45% )	(0.13% )
Allowance for loan losses to:
Total loans at period end	1.14%	1.19%	1.04%
Non-performing loans	67.57%	104.59%	80.61%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $850,000 for the six months ended June 30, 2010 and $788,000 for the six months ended June 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $10,356,396 reduction in higher risk construction loans, non-performing loans increased by $3,000,304. This change in the overall risk profile necessitated the increased provision.  Net charge-offs/recoveries amounted to a net charge-off of $417,496 for the six months ended June 30, 2010.

At June 30, 2010, the allowance for loan losses was $4,937,891 compared to $4,505,387 at December 31, 2009, an increase of $432,504, or 9.6%.  The ratio of the allowance for loan losses to total loans at June 30, 2010 and December 31, 2009 was 1.14% and 1.19%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 67.57% at June 30, 2010, compared to 104.59% at December 31, 2009. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the state of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Demand
Non-interest bearing	$87,950,592	$82,473,328
Interest bearing	109,948,204	125,529,223
Savings	173,472,451	193,369,640
Time	162,098,761	170,783,163
	$533,470,008	$572,155,354

At June 30, 2010, total deposits were $533,470,008, a decrease of $38,685,346, or 6.8% from $572,155,354 at December 31, 2009.  Although the Bank’s non-interest bearing demand deposits increased by $5,477,592, or 6.6%, at June 30, 2010 compared to December 31, 2009, the Company’s strategy to remain more liquid and guard against the potential ill-effects of rising market rates included the managed outflow of higher rate interest bearing demand accounts, savings accounts and time accounts.  Management believes this strategy will improve the net interest margin in future 2010 quarters.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $97,100,000 at June 30, 2010 and consisted of overnight funds purchased of $74,600,000 and long-term FHLB borrowings of $22,500,000.  The balance of borrowings at December 31, 2009 was $22,500,000, consisting entirely of long-term FHLB borrowings.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2,522,539, or 4.4%, to $59,923,592 at June 30, 2010, from $57,401,053 at December 31, 2009.  Tangible book value per common share increased by $0.51, or 5.1%, to $10.54 at June 30, 2010 from $10.03 at December 31, 2009.  The ratio of shareholders’ equity to total assets was 8.38% and 8.47% at June 30, 2010 and December 31, 2009, respectively.  The increase in shareholders’ equity was primarily the result of net income of $1,494,817 and $1,207,915 in other comprehensive income, partially offset by, among other items, the $300,000 in dividends recorded on the Company’s Preferred Stock Series B.

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

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares, if any, made during the quarter ended June 30, 2010 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2010 and December 31, 2009 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Company
Total Capital to Risk Weighted Assets	$82,360,564	16.27%	$40,503,360	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	77,422,821	15.29%	20,251,680	>4%	N/A	N/A
Tier 1 Capital to Average Assets	77,422,821	11.92%	25,976,142	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$80,677,323	15.96%	$40,431,280	>8%	$50,539,100	>10%
Tier 1 Capital to Risk Weighted Assets	75,739,580	14.99%	20,215,640	>4%	30,323,460	>6%
Tier 1 Capital to Average Assets	75,739,580	11.72%	25,838,921	>4%	32,298,651	>5%

As of December 31, 2009
Company
Total Capital to Risk Weighted Assets	$79,091,277	17.23%	$36,713,599	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,585,890	16.25%	18,356,800	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,585,890	10.99%	27,143,523	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$77,370,821	16.90%	$36,633,760	>8%	$45,792,200	>10%
Tier 1 Capital to Risk Weighted Assets	72,865,434	15.91%	18,316,040	>4%	27,475,320	>6%
Tier 1 Capital to Average Assets	72,865,434	10.78%	27,043,305	>4%	33,804,131	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2010, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At June 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At June 30, 2010, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 plus a One-Month Overnight Repricing Line of Credit of $58,584,800. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2010, the balance of cash and cash equivalents was $15,885,995.

Net cash provided by operating activities totaled $9,093,821 for the six months ended June 30, 2010 compared to net cash used in operating activities of $15,664,512 for the six months ended June 30, 2009. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $54,766,330 in the six months ended June 30, 2010, compared to $20,592,176 used in investing activities in the six months ended June 30, 2009. The current period amount was primarily the result of an increase in the investment securities and loan portfolios partially offset by the proceeds from maturities and repayments of securities.

Net cash provided by financing activities amounted to $35,704,219 in the six months ended June 30, 2010, compared to $70,014,027 provided by financing activities in the six months ended June 30, 2009.  The current period amount resulted primarily from an increase in borrowings less a decrease in deposits.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the six months ended June 30, 2010, maturities and prepayments of investment securities totaled $103,797,238.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Recent Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.  Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

In July 2010, final rules implemented by the Board of Governors of the Federal Reserve took effect which impose overdraft and interchange fee restrictions and may reduce our non-interest income. The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2010	April 30, 2010	-	-	-	163,233
May 1, 2010	May 31, 2010	-	-	-	163,233
June 1, 2010	June 30, 2010	-	-	-	163,233
Total		-	-	-	163,233
_________________
(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent stock dividends

As a result of the Company’s issuance on December 23, 2008 of Preferred Stock Series B and a warrant to purchase common stock to the Treasury as part of its TARP CPP, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances, which were applicable to the purchases reflected in this table.

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

1ST CONSTITUTION BANCORP

Date: August 16, 2010	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)