Form 10-Q
period 2010-09-30
1ST CONSTITUTION BANCORP
filed 2010-11-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 12, 2010, there were 4,572,593 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements.
1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CASH AND DUE FROM BANKS	$13,970,407	$25,842,901

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,394	11,384

Total cash and cash equivalents	13,981,801	25,854,285

INVESTMENT SECURITIES:
Available for sale, at fair value	110,151,679	204,118,850
Held to maturity (fair value of $86,815,455 and $24,215,530 at September 30, 2010 and December 31, 2009, respectively)	85,835,513	23,608,980

Total investment securities	195,987,192	227,727,830

LOANS HELD FOR SALE	17,681,284	21,514,785

LOANS	442,118,479	379,945,735
Less- Allowance for loan losses	(5,726,132)	(4,505,387)

Net loans	436,392,347	375,440,348
PREMISES AND EQUIPMENT, net	6,158,328	4,899,091
ACCRUED INTEREST RECEIVABLE	2,338,878	2,274,087
BANK-OWNED LIFE INSURANCE	11,373,540	10,319,055
OTHER REAL ESTATE OWNED	1,730,331	1,362,621
OTHER ASSETS	6,872,014	8,604,378

Total assets	$692,515,715	$677,996,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$91,605,239	$82,473,328
Interest bearing	446,247,990	489,682,026

Total deposits	537,853,229	572,155,354

BORROWINGS	70,100,000	22,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,265,447	1,757,151
ACCRUED EXPENSES AND OTHER LIABILITIES	3,827,241	5,625,922

Total liabilities	631,602,917	620,595,427

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding	11,554,213	11,473,262

Common stock, no par value; 30,000,000 shares authorized; 4,583,185 and 4,526,827 shares issued and 4,572,593 and 4,515,924 shares outstanding at September 30, 2010 and December 31, 2009, respectively	36,969,610	36,774,621
Retained earnings	12,152,796	10,307,331

Treasury Stock, at cost, 10,592 shares and 10,903 shares at September 30, 2010 and December 31, 2009, respectively	(71,396)	(73,492)
Accumulated other comprehensive income (loss)	307,575	(1,080,669)

Total shareholders’ equity	60,912,798	57,401,053

Total liabilities and shareholders’ equity	$692,515,715	$677,996,480
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

INTEREST INCOME	2010	2009	2010	2009
Loans, including fees	$6,349,180	$6,094,031	$17,414,422	$18,395,282
Securities
Taxable	1,229,394	1,211,220	3,843,035	3,630,530
Tax-exempt	106,841	120,790	321,012	373,308
Federal funds sold and short-term investments	4,659	41,134	37,278	73,799
Total interest income	7,690,074	7,467,175	21,615,747	22,472,919

INTEREST EXPENSE
Deposits	1,567,786	2,511,377	5,129,799	7,539,760
Borrowings	309,476	335,789	853,898	1,060,986
Redeemable subordinated debentures	269,565	270,480	801,255	803,455
Total interest expense	2,146,827	3,117,646	6,784,952	9,404,201
Net interest income	5,543,247	4,349,529	14,830,795	13,068,718
Provision for loan losses	875,000	505,000	1,725,000	1,293,000
Net interest income after provision for loan losses	4,668,247	3,844,529	13,105,795	11,775,718

NON-INTEREST INCOME
Service charges on deposit accounts	185,242	225,772	550,270	680,526
Gain on sales of loans	416,754	339,887	1,129,875	953,073
Income on bank-owned life insurance	102,791	98,886	304,486	292,213
Other income	291,910	311,548	967,932	840,134
Total non-interest income	996,697	976,093	2,952,563	2,765,946

NON-INTEREST EXPENSE
Salaries and employee benefits	2,532,427	2,338,830	7,326,361	6,860,225
Occupancy expense	499,745	464,799	1,398,510	1,360,471
Data processing expenses	284,554	281,177	815,752	817,057
FDIC insurance expenses	94,034	183,386	589,285	987,169
Other operating expenses	961,537	824,810	2,655,425	2,880,259
Total non-interest expense	4,372,297	4,093,002	12,785,333	12,905,181
Income before income taxes	1,292,647	727,620	3,273,025	1,636,483

INCOME TAXES	411,048	106,386	896,609	3,949
Net income	881,599	621,234	2,376,416	1,632,534
Dividends and accretion on preferred stock	176,984	176,983	530,952	542,618
Net income available to common shareholders	704,615	$444,251	1,845,464	$1,089,916

NET INCOME PER COMMON SHARE
Basic	$0.15	$0.10	$0.41	$0.24
Diluted	$0.15	$0.10	$0.40	$0.24

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

Share-based compensation		64,517				64,517

Treasury stock purchased (11,295 shares)				(70,478)		(70,478)

Exercise of stock options and issuance of vested shares under benefit program (83,857 shares)		295,320		58,305		353,625

Dividends on preferred stock			(461,667)			(461,667)

Preferred stock issuance costs	(22,500)					(22,500)

Accretion of discount on preferred stock	80,951		(80,951)			--

Comprehensive Income: Net Income for the nine months ended September 30, 2009			1,632,534			1,632,534

Minimum pension liability, net of tax					51,436	51,436

Unrealized gain on securities available for sale, net of tax					643,735	643,735

Unrealized gain on interest rate swap contract, net of tax					92,106	92,106

Comprehensive Income						2,419,811

Balance, September 30, 2009	$11,446,279	$35,540,270	$10,743,839	$(65,504)	$(238,076)	$57,902,960

Balance, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053

Exercise of stock options and issuance of vested shares under employee benefit program (56,669 shares)		148,660		2,096		150,756

Share-based compensation		46,329				46,329

Dividends on preferred stock			(450,000)			(450,000)

Accretion of discount on preferred stock	80,951		(80,951)			0

Comprehensive Income: Net Income for the nine months ended September 30, 2010			2,376,416			2,376,416

Minimum pension liability, net of tax					205,532	205,532

Unrealized gain on securities available for sale, net of tax					971,120	971,120

Unrealized gain on interest rate swap contract, net of tax					211,592	211,592

Comprehensive Income						3,764,660

Balance, September 30, 2010	$11,554,213	$36,969,610	$12,152,796	$(71,396)	$307,575	$60,912,798

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,376,416	$1,632,534
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	1,725,000	1,293,000
Depreciation and amortization	454,760	480,488
Net amortization of premiums and discounts on securities	733,173	24,780
Gains on sales of other real estate owned	(62,584)	(27,776)
Gains on sales of loans held for sale	(1,129,875)	(953,073)
Originations of loans held for sale	(99,507,515)	(121,999,780)
Proceeds from sales of loans held for sale	104,470,891	111,868,218
Income on Bank – owned life insurance	(304,486)	(292,213)
Share-based compensation expense	171,329	176,517
(Increase) decrease in accrued interest receivable	(64,791)	69,063
(Increase) decrease in other assets	922,877	(2,145,550)
(Decrease) in accrued interest payable	(491,704)	(122,195)
(Decrease) increase in accrued expenses and other liabilities	(1,201,221)	1,757,356

Net cash provided by (used in) operating activities	8,092,270	(8,238,631)
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(35,226,910)	(78,656,269)
Held to maturity	(85,955,664)	(1,619,834)
Proceeds from maturities and prepayments of securities -
Available for sale	129,995,205	40,082,916
Held to maturity	23,666,230	1,950,349
Net increase in loans	(64,624,145)	(1,069,417)
Purchase of bank-owned life insurance	(750,000)	0
Capital expenditures	(1,686,463)	(247,369)
Additional investment in other real estate owned	(107,395)	(400,991)
Proceeds from sales of other real estate owned	1,725,757	3,842,947

Net cash used in investing activities	(32,963,385)	(36,117,668)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	150,756	353,625
Purchase of Treasury Stock	0	(70,478)
Dividend paid on preferred stock	(450,000)	(386,667)
Preferred stock issuance costs paid	0	(22,500)
Net increase (decrease) in demand, savings and time deposits	(34,302,125)	141,487,850
Net increase (decrease) in short-term borrowings	47,600,000	(24,000,000)

Net cash provided by financing activities	12,998,631	117,361,830

Increase (decrease) in cash and cash equivalents	(11,872,484)	73,005,531

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	25,854,285	14,333,119

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$13,981,801	$87,338,650

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$7,276,656	$9,526,396
Income taxes	1,660,000	329,160
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$1,947,146	$1,828,687

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2010 (Unaudited)

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

Subsequent to the filing of Form 10-Q for the nine months ended September 30, 2009, an error was noted in the consolidated statement of income whereby a reclassification of $257,104 of mortgage commissions was not made that would have decreased both noninterest income and noninterest expense.  This reclassification entry had no effect on net income, net income per share, total equity or total assets.  The reclassification has been reported correctly in this document and was reported correctly in the consolidated financial statements for the year ended December 31, 2009.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended September 30, 2010
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$881,599
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	704,615	4,569,401	$0.15

Effect of dilutive securities
Stock options and unvested stock awards		26,723

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$704,615	4,596,124	$0.15

	Three Months Ended September 30, 2009
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$621,234
Preferred stock dividends and accretion	(176,983)
Income available to common shareholders	444,251	4,480,994	$0.10

Effect of dilutive securities
Stock options and unvested stock awards		22,130

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$444,251	4,503,124	$0.10

	Nine Months Ended September 30, 2010
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$2,376,416
Preferred stock dividends and accretion	(530,952)
Income available to common shareholders	1,845,464	4,541,164	$0.41

Effect of dilutive securities
Stock options and unvested stock awards		29,862

Diluted Earnings Per Common Share
Income available to common shareholders plus assumed conversion	$1,845,464	4,571,026	$0.40

	Nine Months Ended September 30, 2009
	Income	Weighted- average Shares	Per Share Amount
Basic Earnings Per Common Share
Net income	$1,632,534
Preferred stock dividends and accretion	(542,618)
Income available to common shareholders	1,089,916	4,459,308	$0.24

Effect of dilutive securities
Stock options and unvested stock awards		12,117

Diluted Earnings Per Common Share
Net income available to common shareholders plus assumed conversion	$1,089,916	4,471,425	$0.24

(3)           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$51,478,181	$142,145	0	$51,620,326
Residential collateralized mortgage obligations – GSE	27,087,179	793,704	(15,993)	27,864,890
Residential mortgage backed securities – GSE	18,974,750	1,392,481	0	20,367,231
Obligations of State and
Political subdivisions	3,262,254	61,330	(34,427)	3,289,157
Trust preferred debt securities – single issuer	2,459,732	0	(612,259)	1,847,473
Corporate Debt Securities	1,508,344	1,756	(1,598)	1,508,502
Restricted stock	3,629,100	0	0	3,629,100
Mutual fund	25,000	0	0	25,000

	$108,424,540	$2,391,416	$(664,277)	$110,151,679

September 30, 2010	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$60,157,804	$-	$60,157,804	$248,072	$(3,120)	$60,402,756
Residential collateralized mortgage obligations – GSE	2,957,348	-	2,957,348	111,490	0	3,068,838
Residential mortgage backed securities - GSE	6,624,796	-	6,624,796	229,913	(2,526)	6,852,183
Obligations of State and
Political subdivisions	8,066,837	-	8,066,837	384,675	(452)	8,451,060
Trust preferred debt securities - pooled	637,812	(500,944)	136,868	0	(44,723)	92,145
Corporate debt securities	7,891,860	-	7,891,860	81,107	(24,494)	7,948,473

	$86,336,457	$(500,944)	$85,835,513	$1,055,257	$(75,315)	$86,815,455

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations – GSE	34,749,123	172,698	(252,023)	34,669,798
Residential mortgage backed securities – GSE	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities – single issuer	2,457,262	0	(687,089)	1,770,173
Restricted Stock	1,464,900	0	0	1,464,900
Mutual Fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

December 31, 2009	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$4,881,475	$-	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities - GSE	6,111,131	-	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	-	8,600,596	270,947	0	8,871,543
Trust preferred debt securities - pooled	633,998	(500,944)	133,054	0	0	133,054
Corporate debt securities	3,882,724	-	3,882,724	117,287	0	4,000,011

	$24,109,924	$(500,944)	$23,608,980	$636,071	$(29,521)	$24,215,530

Restricted stock at September 30, 2010 and December 31, 2009 consists of $3,614,100 and $1,449,900, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”
	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$43,293,923	$43,395,065
Due after one year through five years	12,220,865	12,309,179
Due after five years through ten years	7,567,192	7,976,701
Due after ten years	45,342,560	46,470,734
Total	$108,424,540	$110,151,679

Held to maturity-
Due in one year or less	$1,752,162	$1,758,030
Due after one year through five years	47,823,280	48,132,857
Due after five years through ten years	28,409,840	28,800,416
Due after ten years	8,351,175	8,124,152
Total	$86,336,457	$86,815,455

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$1,996,880	$(3,120)	$-	$-	$1,996,880	$(3,120)

Residential collateralized mortgage obligations - GSE	1			418,777	(15,993)	418,777	(15,993)

Residential mortgage backed securities – GSE	1	1,033,889	(2,526)			1,033,889	(2,526)

Obligations of State and Political Subdivisions	3	583,105	(1,008)	980,311	(33,871)	1,563,416	(34,879)

Trust preferred debt securities – single issuer	4	0	0	1,847,473	(612,259)	1,847,473	(612,259)

Trust preferred debt securities – pooled	1	0	0	92,145	(545,667)	92,145	(545,667)

Corporate Debt Securities	7	5,303,538	(26,092)	0	0	5,303,538	(26,092)

Total temporarily impaired securities	19	$8,917,412	$(32,746)	$3,338,706	$(1,207,790)	$12,256,118	$(1,240,536)

December 31, 2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	33	$73,177,106	$(673,252)	$-	$-	$73,177,106	$(673,252)

Residential collateralized mortgage Obligations – GSE	5	9,399,574	(158,696)	428,264	(93,327)	9,827,838	(252,023)

Residential mortgage backed securities - GSE	1	2,885,660	(29,521)	-	-	2,885,660	(29,521)

Obligations of State and Political Subdivisions	1	924,549	(91,212)	-	-	924,549	(91,212)

Trust preferred debt securities – single issuer	4	-	-	1,770,172	(687,089)	1,770,172	(687,089)

Trust preferred debt securities – pooled	1	-	-	133,054	(500,944)	133,054	(500,944)

Total temporarily impaired securities	45	$86,386,889	$(952,681)	$2,331,490	$(1,281,360)	$88,718,379	$(2,234,041)

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

               Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuers, which are either government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Corporate debt securities:   The unrealized losses on investments in corporate debt securities were caused by interest rate increases.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to widening of interest rate spreads and the lack of an active trading market for these securities and to a lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment related to credit losses, all of which relate to PreTSL XXV, which have been recognized in earnings for debt securities held to maturity and not intended to be sold.

(in thousands)	Three and nine months ended September 30, 2010
Balance at beginning of period	$364
Change during the period	-
Balance at end of period	$364

(4)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,177,500 shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Company’s Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, Options expire ten years after the date of grant.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of September 30, 2010, there were 219,788 shares of common stock (as adjusted for the 5% stock dividend declared December 17, 2009 and paid February 3, 2010 to shareholders of record on January 19, 2010) available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to Options was $46,329 and $64,517 for the nine months ended September 30, 2010 and 2009, respectively.

Options transactions under the Stock Plans during the nine months ended September 30, 2010 are summarized as follows:
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	154,710	$11.04
Options Granted	--	--
Options Exercised	(311)	3.58
Options Forfeited	(2,293)	9.47
Options Expired	--	--
Outstanding at September 30, 2010	152,106	$11.07	5.4	$42,163

Exercisable at September 30, 2010	110,613	$11.53	4.4	$42,163

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the nine month period ended September 30, 2010 was $1,297.

As of September 30, 2010, there was approximately $103,682 of unrecognized compensation costs related to non-vested option-based compensation arrangements granted under the Company’s Stock Plan.  That cost is expected to be recognized over the next four years.

Stock Awards generally vest over a four-year service period on the anniversary of the grant date, except in the case of the Company’s highest compensated employee (currently its chief executive officer) for Stock Awards granted on or after June 15, 2009 which related to long term restricted stock awards.  Such long-term restricted Stock Awards granted to the highest compensated employee vest 50% immediately following the second anniversary of the Award and 25% immediately following each of the next two anniversaries.  In that instance, transferability of the stock received pursuant to a Stock Award is generally tied to repayment of funds received by the Company from the United States Department of the Treasury (the “Treasury”) in exchange for preferred stock of the Company and warrants to acquire common stock of the Company.  Also, such Stock Awards granted to the Company’s highest compensated employee which are long term are subject to forfeiture unless such person performs substantial services for the Company for two years after the date of grant of the Stock Award, except in certain circumstances and even if vested, the Stock Award is not transferable until the Company has repaid the Treasury the funds received with respect to the preferred stock and warrants sold to the Treasury.  The release of the transferability restriction is 25% of the Stock Award for each repayment of 25% of the funds originally received by the Company from the Treasury, with an exception from the transferability restriction for the number of shares sufficient to pay taxes arising from the vesting of the Stock Award. Once vested, Stock Awards are irrevocable, except that such Stock Awards are subject to clawback in certain circumstances pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of shares covered by the Stock Award under the Company’s Stock Plans.  Management recognizes compensation expense for the fair value of the shares covered by the Stock Award on a straight-line basis over the requisite service period.  Stock-based compensation expense related to Stock Awards was $125,000 and $112,000 for the nine months ended September 30, 2010 and 2009.

The following table summarized nonvested restricted shares for the nine months ended September 30, 2010 (as adjusted to reflect the 5% stock dividend declared in December 2009):

Nonvested shares	Number of Shares	Average Grant Date Fair Value
Non-vested stock awards at January 1, 2010	75,769	$9.53
Shares granted	53,675	7.19
Shares vested	(13,316)	12.16
Shares forfeited	(2,928)	10.11
Non-vested stock awards at September 30, 2010	113,200	$8.09

As of September 30, 2010, there was approximately $746,120 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Plan.  That cost is expected to be recognized over the four years following September 30, 2010.

(5)  Benefit Plans

The Company has a 401(k) plan which covers substantially all employees with six months or more of service to the Company.  The Company’s contributions to the 401(k) plan are expensed as incurred.

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the three months and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30		Nine month ended September 30
	2010	2009	2010	2009

Service cost	$56,514	$79,544	$169,542	$220,182
Interest cost	48,435	45,630	145,305	136,890
Actuarial loss recognized	38,517	21,744	115,551	65,232
Prior service cost recognized	24,858	24,750	74,574	74,358
	$168,324	$171,668	$504,972	$496,662

 (6)  Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and their related income tax effects are as follows:

	September 30,	December 31,
	2010	2009
Unrealized holding gains on
securities available for sale	$1,727,139	$255,744
Related income tax effect	(587,228)	(86,953)
	1,139,911	168,791

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized loss on interest rate swap contract	(526,771)	(883,806)
Related income tax effect	208,329	353,772
	(318,442)	(530,034)

Pension liability	(305,461)	(647,228)
Related income tax effect	122,190	258,425
	(183,271)	(388,803)

Accumulated other comprehensive income (loss)	$307,575	$(1,080,669)

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains on Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2009	$168,791	$(330,623)	$(530,034)	$(388,803)	$(1,080,669)

Net change	971,120	0	211,592	205,532	1,388,244

Balance, September 30, 2010	$1,139,911	$(330,623)	$(318,442)	$(188,271)	$307,575

 (7)  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  ASU 2009-16 provides guidance regarding the accounting for transfers of financial assets that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This guidance specifically removes the concept of a qualifying special-purpose entity and the exception from applying otherwise applicable consolidation requirements to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in accounting for transfers. This guidance is effective for fiscal years beginning after November 15, 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidations (TOPIC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 amended previously existing guidance to require that an enterprise determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (1) A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the effective portions of this ASU, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  We have not early adopted this guidance and have determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial position or results of operations.

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of ASU 2010-18 is not expected to have a significant impact to the Company’s consolidated financial position or result of operations.

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  The adoption of ASU 2010-20 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2010:
Securities available for sale	$-	$110,151,679	$-	$110,151,679
Derivative liabilities	-	(526,771)	-	(526,771)

December 31, 2009:
Securities available for sale	$-	$204,118,850	$-	$204,118,850
Derivative liabilities	-	(883,806)	-	(883,806)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2010:
Impaired loans	$-	$-	$2,935,836	$2,935,836
Other real estate owned	-	-	1,048,000	1,048,000

December 31, 2009:
Impaired loans	$-	$-	$1,116,129	$1,116,129
Other real estate owned	-	-	1,362,621	1,362,621
Security held to maturity	-	133,054	-	133,054

Impaired loans measured at fair value and included in the above table, consisted of eight loans having an aggregate principal balance of $3,547,815 and specific loan loss allowances of $611,979 at September 30, 2010 and twelve loans at December 31, 2009, having an aggregate principal balance of $1,292,910 and specific loan loss allowances of $176,781.

The fair value of OREO was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

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

Borrowings and Subordinated Debentures (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term Federal Home Loan Bank advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity.

The estimated fair values, and the recorded book balances, were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$13,981,801	$13,981,801	$25,854,285	$25,854,285
Securities available for sale	110,151,679	110,151,679	204,118,850	204,118,850
Securities held to maturity	85,835,513	86,815,455	23,608,980	24,215,530
Loans held for sale	17,681,284	17,681,284	21,514,785	21,514,785
Gross loans	442,118,479	440,523,000	379,945,735	379,617,000
Accrued interest receivable	2,338,878	2,338,878	2,274,087	2,274,087
Deposits	(537,853,229)	(539,923,000)	(572,155,354)	(573,596,000)
Other borrowings	(70,100,000)	(72,336,000)	(22,500,000)	(25,321,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Accrued interest payable	(1,265,447)	(1,265,447)	(1,757,151)	(1,757,151)
Interest rate swap contract	(526,771)	(526,771)	(883,806)	(883,806)

Loan commitments and standby letters of credit as of September 30, 2010 and December 31, 2009 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(9)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At September 30, 2010, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at September 30, 2010 and December 31, 2009 was ($526,771) and ($883,806), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value, net of deferred taxes, recorded through Accumulated other comprehensive income (loss).

 (10)           Shareholders’ Equity

As a result of its participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) through the sale by the Company of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) to the Treasury, the Company was subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B during the three and nine month periods ended September 30, 2010.  These restrictions include restrictions on the repurchase of shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities during such time as the Preferred Stock Series B remains outstanding until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury, with certain exceptions, without approval of the Treasury.

(11)           Subsequent Events

On October 27, 2010, the Company repaid the Treasury for the Treasury’s investment in the Company made under the TARP program.  On that date, the Company paid $12,120,000 (including accrued and unpaid dividends) to the Treasury to redeem all 12,000 outstanding shares of Preferred Stock Series B that were issued to the Treasury under the TARP program.

In connection with the issuance of the Preferred Stock Series B in December 2008, the Company issued to the Treasury a warrant to purchase approximately 200,222 shares of common stock at an initial exercise price of $8.99 per share.  As a result of the 5% stock dividends paid on February 3, 2010 and February 2, 2009, respectively, the shares of common stock underlying the warrant were adjusted to 220,744.76 shares and the exercise price of the warrant was adjusted to $8.154 per share.  This warrant remains outstanding and is still held by the Treasury.  The Company has 15 days following the date of the redemption of the preferred stock to determine whether to repurchase the warrant from the Treasury at fair market value.  The Company is currently in discussions with the Treasury regarding the potential repurchase of the warrant.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2010 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of results to be attained for any other period.

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

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiaries, 1st Constitution Bank and its wholly-owned subsidiaries, and 1st Constitution Capital Trust II; the “Bank” refers to 1st Constitution Bank; and “Trust II” refers to 1st Constitution Capital Trust II.  Trust II is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  Trust II was created in May 2006 to issue trust preferred securities to assist the Company to raise additional regulatory capital.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Summary

The Company realized net income of $881,599 for the three months ended September 30, 2010, an increase of $260,365, or 41.9%, from the $621,234 reported for the three months ended September 30, 2009.  The increase is due primarily to an increase in net interest income for the three months ended September 30, 2010.  Net income per diluted common share was $0.15 for the three months ended September 30, 2010 compared to net income per diluted common share of $0.10 for the three months ended September 30, 2009.  Net income available to common shareholders increased from $444,251 for the three months ended September 30, 2009 to $704,615 for the three months ended September 30, 2010 principally for the reason indicated above.  Net income available to common shareholders in the 2010 and 2009 periods reflected an aggregate of $176,984 and $176,983, respectively, attributable to dividends and discount accretion related to the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) issued to the United States Department of the Treasury (the “Treasury”).  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 17, 2009 and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Key performance ratios improved for the three months ended September 30, 2010 due to higher net income for that period compared to the three months ended September 30, 2009.  Return on average assets and return on average equity were 0.51% and 5.82% for the three months ended September 30, 2010 compared to 0.38% and 4.34%, respectively, for the three months ended September 30, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended September 30, 2010 was 3.42% as compared to the 2.87% net interest margin recorded for the three months ended September 30, 2009, an increase of 55 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 84.8% of the Company’s net revenues for the three month period ended September 30, 2010 and 81.7% of net revenues for the three-month period ended September 30, 2009. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $1,193,718, or 27.4%, to $5,543,247 for the three months ended September 30, 2010 from the $4,349,529 reported for the three months ended September 30, 2009. The increase in net interest income was principally attributable to the increase in average earning assets and lower rates paid on interest-bearing deposits, which was more than sufficient to offset the reduced yields earned on interest-earning assets.

Average interest earning assets increased by $54,592,058, or 9.2%, to $649,496,027 for the quarter ended September 30, 2010 from $594,903,969 for the quarter ended September 30, 2009.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 29 basis points to 4.73% for the quarter ended September 30, 2010 when compared to 5.02% for the quarter ended September 30, 2009.

Average interest bearing liabilities increased by $13,569,756, or 2.6%, to $526,001,295 for the quarter ended September 30, 2010 from $512,431,539 for the quarter ended September 30, 2009.  Overall, the cost of total interest bearing liabilities decreased 79 basis points to 1.62% for the three months ended September 30, 2010 compared to 2.41% for the three months ended September 30, 2009.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.42% for the three months ended September 30, 2010 compared to 2.87% the three months ended September 30, 2009.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $875,000 for the three months ended September 30, 2010 and $505,000 for the three months ended September 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $9,482,563 reduction in higher risk construction loans, non-performing loans increased to $8,884,827 at September 30, 2010, as compared to $5,221,174 at September 30, 2009. This change in the overall risk profile of the loan portfolio necessitated the increased provision for loan losses.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2010 was $996,697, an increase of $20,604, or 2.1%, from non-interest income of $976,093 for the three months ended September 30, 2009.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts revenues decreased by $40,530, or 18.0%, to $185,242 for the three months ended September 30, 2010 from $225,772 for the three months ended September 30, 2009. This decrease primarily resulted from a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Gain on sales of loans increased by $76,867, or 22.6%, to $416,754 for the three months ended September 30, 2010 when compared to $339,887 for the three months ended September 30, 2009.  The Bank sells both residential mortgage loans and small business administration (“SBA”) loans in the secondary market.  The volume of mortgage loan sales decreased 7.0% from prior period levels; however, due to market conditions, the margin earned as a result of these sales in the third quarter of 2010 increased to 1.01% of sales from 0.76% in the third quarter of 2009. Management anticipates mortgage loan sales volume to increase moderately during the remainder of 2010, as lower market interest rates (which are anticipated to continue through year end 2010) generally result in an increase in loan refinance activity.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $102,791 for the three months ended September 30, 2010 compared to $98,886 for the three months ended September 30, 2009. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. A lower level of customer demand for these services contributed to the Other Income component of non-interest income amounting to $291,910 for the three months ended September 30, 2010, compared to $311,548 for the three months ended September 30, 2009.

Non-Interest Expense

Non-interest expenses increased by $279,295, or 6.8%, to $4,372,297 for the three months ended September 30, 2010 from $4,093,002 for the three months ended September 30, 2009. The following table presents the major components of non-interest expenses for the three months ended September 30, 2010 and 2009.

Non-interest Expenses	Three months ended September 30,
	2010	2009
Salaries and employee benefits	$2,532,427	$2,338,830
Occupancy expenses	499,745	464,799
Data processing services	284,554	281,177
Equipment expense	176,262	151,080
Marketing	31,791	22,937
Regulatory, professional and other fees	300,316	209,963
Office expense	153,159	134,516
FDIC insurance expense	94,034	183,386
Directors’ fees	21,500	20,000
Other real estate owned expenses	56,279	1,579
Other expenses	222,237	284,735
	$4,372,297	$4,093,002

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $193,597, or 8.3%, to $2,532,427 for the three months ended September 30, 2010 compared to $2,338,830 for the three months ended September 30, 2009. The increase in salaries and employee benefits for the three months ended September 30, 2010 was a result of an increase in the number of employees and increased health care costs. Staffing levels overall increased to 134 full-time equivalent employees at September 30, 2010 as compared to 122 full-time equivalent employees at September 30, 2009.

Regulatory, professional and other fees increased by $90,353, or 43.0%, to $300,316 for the three months ended September 30, 2010 compared to $209,963 for the three months ended September 30, 2009.  During the third quarter of 2010, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the third quarter of 2010 to assess the effectiveness of internal controls over its data processing systems.

All other expenses categories, in the aggregate decreased by $4,655, or 0.3%, to $1,539,554 for the three months ended September 30, 2010 compared to $1,544,209 for the three months ended September 30, 2009.  Other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 66.9% for the three months ended September 30, 2010, compared to 81.7% for the three months ended September 30, 2009.  The decrease in the efficiency ratio is due to the above-noted decreases in non-interest expenses as well as increased aggregate net interest and non-interest income.

Income Taxes

Pre-tax income increased to $1,292,647 for the three months ended September 30, 2010 from $727,620 for the three months ended September 30, 2009.

Income tax expense was $411,048 for the three months ended September 30, 2010 compared to $106,386 for the three months ended September 30, 2009.  The increase was primarily due to the reversal of a prior year over-accrual of income taxes in the 2009 quarter that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

During 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination, which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense during 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Summary

The Company realized net income of $2,376,416 for the nine months ended September 30, 2010, an increase of 45.6% from the $1,632,534 reported for the nine months ended September 30, 2009.  The increase is due primarily to an increase in net interest income, the continued generation of non-interest income and stability in non-interest expenses for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009.  Net income available to common shareholders for the nine months ended September 30, 2010 increased to $1,845,464 from $1,089,916 for the nine months ended September 30, 2009 principally for the reasons indicated above.  Net income available to common shareholders for the nine months ended September 30, 2010 and 2009 reflected an aggregate of $530,952 and $542,618, respectively, attributable to dividends and discount accretion related to the Preferred Stock Series B issued to the Treasury.

Diluted net income per common share was $0.40 for the nine months ended September 30, 2010 compared to diluted net income per common share of $0.24 for the nine months ended September 30, 2009.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 17, 2009, and paid on February 3, 2010 to shareholders of record on January 19, 2010.

Key performance ratios improved for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to higher net income for the 2010 period.  Return on average assets and return on average equity were 0.48% and 5.40%, respectively, for the nine months ended September 30, 2010 compared to 0.36% and 3.89%, respectively, for the nine months ended September 30, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the nine months ended September 30, 2010 was 3.18% as compared to the 3.08% net interest margin recorded for the nine months ended September 30, 2009, an increase of 10 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 83.4% of the Company’s net revenues for the nine month period ended September 30, 2010 and 82.5% of net revenues for the nine-month period ended September 30, 2009. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the nine month periods ended September 30, 2010 and 2009, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(interest and yields on a tax-equivalent basis)	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$20,372,193	$37,278	0.24%	$37,265,145	$73,799	0.26%
Investment Securities:
Taxable	208,285,561	3,843,035	2.47%	115,326,937	3,630,530	4.21%
Tax-exempt	11,067,976	475,098	5.74%	12,767,138	552,495	5.79%
Total	219,353,537	4,318,133	2.63%	128,094,075	4,183,025	4.37%

Loan Portfolio:
Construction	72,139,313	3,151,328	5.84%	90,940,471	4,114,914	6.05%
Residential real estate	11,041,367	483,930	5.86%	10,974,870	502,757	6.12%
Home Equity	13,688,792	598,498	5.85%	14,738,216	641,614	5.91%
Commercial and commercial real estate	139,894,364	7,068,973	6.76%	140,412,371	7,302,907	6.95%
Mortgage warehouse lines	123,355,017	4,358,522	4.72%	118,247,907	4,061,095	4.59%
Installment	550,213	31,148	7.57%	792,600	47,187	7.96%
All Other Loans	29,064,357	1,722,022	7.92%	32,750,134	1,714,808	7.00%
Total	389,733,423	17,414,421	5.97%	408,856,569	18,395,282	6.02%

Total Interest-Earning Assets	629,459,153	21,769,832	4.62%	574,215,789	22,652,106	5.27%

Allowance for Loan Losses	(4,972,160)			(4,079,414)
Cash and Due From Bank	9,135,919			19,400,021
Other Assets	29,175,788			20,705,358
Total Assets	$662,798,700			$610,241,754
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$117,938,902	$1,287,427	1.46%	$101,004,129	$1,482,720	2.59%
Savings Accounts	177,675,049	1,501,080	1.13%	138,934,533	2,104,568	2.03%
Certificates of Deposit	162,795,637	2,341,292	1.92%	180,057,804	3,952,472	2.93%
Other Borrowed Funds	35,397,949	853,898	3.23%	31,161,905	1,060,986	4.55%
Trust Preferred Securities	18,557,000	801,255	5.77%	18,557,000	803,455	5.71%

Total Interest-Bearing Liabilities	512,364,537	6,784,952	1.77%	469,715,371	9,404,201	2.68%

Net Interest Spread			2.85%			2.59%

Demand Deposits	84,035,263			77,988,666
Other Liabilities	7,546,612			6,379,044
Total Liabilities	603,946,412			554,083,081
Shareholders’ Equity	58,852,288			56,158,673
Total Liabilities and Shareholders’ Equity	$662,798,700			$610,241,754

Net Interest Margin		$14,984,880	3.18%		$13,247,905	3.08%

The Company’s net interest income increased by $1,762,077, or 13.5%, to $14,830,795 for the nine months ended September 30, 2010 from the $13,068,718 reported for the nine months ended September 30, 2009. The increase in net interest income was primarily attributable to the increase in average earning assets and lower rates paid on interest-bearing deposits, which was more than sufficient to offset the reduced yields earned on interest-earning assets.

Average interest earning assets increased by $55,243,364, or 9.6%, to $629,459,153 for the nine month period ended September 30, 2010 from $574,215,789 for the nine month period ended September 30, 2009.  The average investment securities portfolio increased by $91,259,462, or 71.2%, to $219,353,537 for the nine month period ended September 30, 2010 compared to $128,094,075 for the nine month period ended September 30, 2009, as funds were invested during the 2010 period in low risk U.S. Treasury securities and U.S. Government sponsored agency bonds rather than being invested in the relatively higher risk loan portfolio.  The average loan portfolio decreased by $19,123,146, or 4.7%, to $389,733,423 for the nine month period ended September 30, 2010 compared to $408,856,569 for the nine month period ended September 30, 2009.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $18,801,158, or 20.7%, to $72,139,313 for the nine month period ended September 30, 2010 compared to $90,940,471 for the nine month period ended September 30, 2009, principally due to the current adverse economic conditions that have resulted in the depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 65 basis points to 4.62% for the nine month period ended September 30, 2010 when compared to 5.27% for the nine month period ended September 30, 2009.

Average interest bearing liabilities increased by $42,649,166, or 9.1%, to $512,364,537 for the nine month period ended September 30, 2010 from $469,715,371 for the nine month period ended September 30, 2009.  Overall, the cost of total interest bearing liabilities decreased 91 basis points to 1.77% for the nine months ended September 30, 2010 compared to 2.68% for the nine months ended September 30, 2009.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.18% for the nine months ended September 30, 2010 compared to 3.08% the nine months ended September 30, 2009.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,725,000 for the nine months ended September 30, 2010 and $1,293,000 for the nine months ended September 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $18,801,158 reduction in higher risk construction loans, non-performing loans increased to $8,884,827 at September 30, 2010, as compared to $5,221,174 at September 30, 2009. This change in the overall risk profile necessitated the increased provision for loan losses.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2010 was $2,952,563, an increase of $186,617, or 6.7%, over non-interest income of $2,765,946 for the nine months ended September 30, 2009.

Service charges on deposit accounts represents a significant source of non-interest income. Service charges on deposit accounts revenues decreased by $130,256, or 19.1%, to $550,270 for the nine months ended September 30, 2010 from the $680,526 for the nine months ended September 30, 2009. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first nine months of 2010 compared to the first nine months of 2009.

Gain on sales of loans increased by $176,802, or 18.6%, to $1,129,875 for the nine months ended September 30, 2010 when compared to $953,073 for the nine months ended September 30, 2009.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of loan sales decreased 6.6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009; however, the margin earned as a result of these sales during 2010 increased to 1.09% of sales compared with 0.86% earned during 2009.  Management anticipates mortgage loan sales volume to increase moderately during the remainder of 2010 as the lower market interest rates generally results in an increase in loan refinance activity.

Non-interest income also includes income from BOLI, which amounted to $304,486 for the nine months ended September 30, 2010 compared to $292,213 for the nine months ended September 30, 2009. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $967,932 for the nine months ended September 30, 2010, compared to $840,134 for the nine months ended September 30, 2009.

Non-Interest Expense

Non-interest expenses decreased by $119,848, or 0.9%, to $12,785,333 for the nine months ended September 30, 2010 from $12,905,181 for the nine months ended September 30, 2009. The following table presents the major components of non-interest expenses for the nine months ended September 30, 2010 and 2009.

Non-interest Expenses	Nine months ended September 30,
	2010	2009
Salaries and employee benefits	$7,326,361	$6,860,225
Occupancy expenses	1,398,510	1,360,471
Data processing services	815,752	817,057
Equipment expense	496,143	473,518
Marketing	97,914	105,152
Regulatory, professional and other fees	741,456	856,566
Office expense	502,942	405,552
FDIC insurance expense	589,285	987,169
Directors’ fees	75,000	77,000
Other real estate owned expenses	102,516	102,427
Other expenses	639,454	860,044
	$12,785,333	$12,905,181

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $466,136, or 6.8%, to $7,326,361 for the nine months ended September 30, 2010 compared to $6,860,225 for the nine months ended September 30, 2009. The increase in salaries and employee benefits for the nine months ended September 30, 2010 was a result of an increase in the number of employees, regular merit increases and increased health care costs.  Staffing levels overall increased to 134 full-time equivalent employees at September 30, 2010 as compared to 122 full-time equivalent employees at September 30, 2009.

Regulatory, professional and other fees decreased by $115,110, or 13.4%, to $741,456 for the nine months ended September 30, 2010 compared to $856,566 for the nine months ended September 30, 2009.  During the first nine of 2009, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during the second quarter of 2009 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

Office expenses increased by $97,390, or 24.0%, to $502,942 for the nine months ended September 30, 2010 compared to $405,552 for the nine months ended September 30, 2009.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s telephone and data transmission systems.

The cost of FDIC deposit insurance has decreased to $589,285 for the nine months ended September 30, 2010 from $987,169 for the nine months ended September 30, 2009.  During the second quarter of 2009, the FDIC announced a special assessment on all insured financial institutions to replenish the deposit insurance fund.  Included in the expense for the 2009 period was a one-time $272,518 accrual for this special assessment.

All other expense categories, in the aggregate, decreased by $170,380, or 4.5%, to $3,625,289 for the nine months ended September 30, 2010 compared to $3,795,669 for the nine months ended September 30, 2009.  Current year decreases of significance occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  Other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 71.9% for the nine months ended September 30, 2010, compared to 83.1% for the nine months ended September 30, 2009.

Income Taxes

Pre-tax income increased to $3,273,025 for the nine months ended September 30, 2010 from $1,636,483 for the nine months ended September 30, 2009.

The Company had income tax expense of $896,609 for the nine months ended September 30, 2010 compared to $3,949 for the nine months ended September 30, 2009.  The increase in the income tax expense for the 2010 period was primarily due to the reversal of an over-accrual of income taxes in 2009 that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

During 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed via a current period credit to income tax expense during the second and third quarters of 2009.

Financial Condition

September 30, 2010 Compared with December 31, 2009

Total consolidated assets at September 30, 2010 were $692,515,715, representing an increase of $14,519,235, or 2.1%, from total consolidated assets of $677,996,480 at December 31, 2009.  The increase in assets was primarily attributable to increases in our loan portfolio during the first nine months of 2010 funded by borrowings.  Although the Bank’s non-interest bearing demand deposits increased by $9,131,911, or 11.1%, during the first nine months of 2010, the strategy to guard against the potential ill-effects of rising market rates resulted in the managed outflow of higher rate savings accounts and certificate of deposit accounts rather than the use of cash inflows to invest in long-term investment securities.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2010 totaled $13,981,801 compared to $25,854,285 at December 31, 2009. Cash and cash equivalents at September 30, 2010 consisted of cash and due from banks of $13,970,407 and Federal funds sold/short term investments of $11,394. The corresponding balances at December 31, 2009 were $25,842,901 and $11,384, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at September 30, 2010 amounted to $17,681,284 compared to $21,514,785 at December 31, 2009. The primary cause for this decrease was a lower volume of mortgage loan refinance activity during the first nine months of 2010 compared with the level of activity during the first nine months of 2009. The amount of loans originated for sale was $99,507,515 for the first nine months of 2010 compared with 121,742,676 for the first nine months of 2009.

Investment Securities

Investment securities represented 28.3% of total assets at September 30, 2010 and 33.6% at December 31, 2009. Total investment securities decreased $31,740,638, or 13.9%, to $195,987,192 at September 30, 2010 from $227,727,830 at December 31, 2009.  Proceeds from investment calls and principal repayments totaled $153,661,435 during the nine months ended September 30, 2010, which exceeded purchases totaling $121,182,574 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2010, securities available for sale totaled $110,151,679, which is a decrease of $93,967,171, or 46.0%, from securities available for sale totaling $204,118,850 at December 31, 2009.

At September 30, 2010, the securities available for sale portfolio had net unrealized gains of $1,727,139, compared to net unrealized gains of $255,743 at December 31, 2009.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of Accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2010, securities held to maturity were $85,835,513, an increase of $62,226,533, or 263.6%, from $23,608,980 at December 31, 2009.  The fair value of the held to maturity portfolio at September 30, 2010 was $86,815,455.

Due to the continued uncertain economic environment that includes historically low levels of market interest rates, proceeds from maturities and prepayments of securities during the first nine months of 2010 were reinvested primarily in the low risk U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies component of the Bank’s held to maturity portfolio.  It is management’s intention to hold these short-term securities to their maturity and have the proceeds available for reinvestment in a more favorable interest rate environment.

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

The following table sets forth the classification of loans by major category at September 30, 2010 and December 31, 2009.

Loan Portfolio Composition	September 30, 2010		December 31, 2009
Component	Amount	% of total	Amount	% of total
Construction loans	$70,322,715	16%	$79,805,278	21%
Residential real estate loans	10,483,163	2%	10,253,895	3%
Commercial business	57,416,452	13%	57,925,392	15%
Commercial real estate	94,373,908	21%	96,306,097	25%
Mortgage warehouse lines	194,791,190	44%	119,382,078	32%
Loans to individuals	13,970.887	3%	15,554,027	4%
Deferred loan fees and costs	547,940	0%	489,809	0%
All other loans	212,224	0%	229,159	0%
	$442,118,479	100%	$379,945,735	100%

The loan portfolio increased by $62,172,744, or 16.4%, to $442,118,479 at September 30, 2010, compared to $379,945,735 at December 31, 2009.  The construction loan portfolio decreased by $9,482,563, or 11.9%, to $70,322,715 at September 30, 2010 compared to $79,805,278 at December 31, 2009.  The decrease at September 30, 2010 compared to December 31, 2009 was principally the result of the current uncertain New Jersey economic conditions and management’s actions to allow the higher risk construction loan portfolio to run off.

The Bank’s Mortgage Warehouse Funding Group offers a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that we believe has been successful from inception in 2008. The Warehouse Line of Credit is used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Line of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The balance of outstanding Mortgage Warehouse Line of Credit advances increased to $194,791,190 at September 30, 2010, an increase of $75,409,112, or 63.2%, compared to $119,382,078 at December 31, 2009.  During the first nine months of 2010, the number of active mortgage banking customers increased from 35 to 39, plus average usage across all active lines increased due to purchase and refinance activity attributed to historically low mortgage interest rates.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis, (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual, and (3) loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of a deterioration in the financial position of the borrower.

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

Non-performing loans increased by $4,577,301 to $8,884,827 at September 30, 2010 from $4,307,526 at December 31, 2009, as the disruptions in the financial system and the real estate market during the past two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loan, which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after September 30, 2010.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans increased to 2.01% at September 30, 2010 from 1.13% at December 31, 2009.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2010	2009
Non-Performing loans:
Loans 90 days or more past due and still accruing	$3,969	$145,898
Non-accrual loans	8,880,858	4,161,628
Total non-performing loans	8,884,827	4,307,526
Other real estate owned	1,730,331	1,362,621
Total non-performing assets	$10,615,158	$5,670,147

Non-performing loans to total loans	2.01%	1.13%
Non-performing assets to total assets	1.53%	0.84%

Non-performing assets increased by $4,945,011 to $10,615,158 at September 30, 2010 from $5,670,147 at December 31, 2009.  Other real estate owned increased by $367,710 to $1,730,331 at September 30, 2010 from $1,362,621 at December 31, 2009.  Since December 31, 2009, the Bank has added approximately $2,054,541 to other real estate owned and sold and transferred out of other real estate owned properties totaling approximately $1,663,173 without loss of principal to the Bank.  In addition, since December 31, 2009, various loans approximating $6,613,656 were transferred to non-accrual loans, and loans of approximately $1,894,426, which were previously non-accrual loans during this period, were repaid by the specific borrowers.

Non-performing assets represented 1.53% of total assets at September 30, 2010 and 0.84% at December 31, 2009.

The Bank had no loans classified as restructured loans at September 30, 2010 or December 31, 2009.

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

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

During the quarterly reviews, the Company may determine that an unallocated allowance is appropriate.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates inherently lack precision.  Management must make estimates using assumptions and information which is often subjective and changing rapidly.  At September 30, 2010, management believed that the allowance for loan losses was adequate.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses	Nine Months Ended Sept. 30, 2010	Year Ended December 31, 2009	Nine Months Ended Sept. 30, 2009
Balance, beginning of period	$4,505,387	$3,684,764	$3,684,764
Provision charged to operating expenses	1,725,000	2,553,000	1,293,000

Loans charged off:
Construction loans	-	(1,226,754)	(536,000)
Residential real estate loans	-	-	-
Commercial and commercial real estate	(497,259)	(511,791)	(334,636)
Loans to individuals	(18,671)	(1,973)	(1,973)
Lease financing	(792)	-	-
All other loans	-	-	-
	(516,722)	(1,740,518)	(872,609)
Recoveries:
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	12,467	2,575	1,559
Loans to individuals	-	5,566	5,200
Lease financing	-	-	-
All other loans	-	-	-
	12,467	8,141	6,759

Net charge offs	(504,255)	(1,732,377)	(865,850)
Balance, end of period	$5,726,132	$4,505,387	$4,111,914

Loans:
At period end	$442,118,479	$379,945,735	$375,723,296
Average during the period	376,195,664	384,314,052	389,937,715
Net annualized charge offs to average loans outstanding	(0.18% )	(0.45% )	(0.30% )
Allowance for loan losses to:
Total loans at period end	1.30%	1.19%	1.09%
Non-performing loans	64.45%	104.59%	81.90%

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,725,000 for the nine months ended September 30, 2010 and $1,293,000 for the nine months ended September 30, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $9,482,563 reduction in higher risk construction loans, non-performing loans increased by $4,577,301. This change in the overall risk profile necessitated the increased provision for loan losses.  Net charge-offs/recoveries amounted to a net charge-off of $504,255 for the nine months ended September 30, 2010.

At September 30, 2010, the allowance for loan losses was $5,726,132 compared to $4,505,387 at December 31, 2009, an increase of $1,220,745 or 27.1%.  The ratio of the allowance for loan losses to total loans at September 30, 2010 and December 31, 2009 was 1.30% and 1.19%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 64.45% at September 30, 2010, compared to 104.59% at December 31, 2009. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Demand
Non-interest bearing	$91,605,239	$82,473,328
Interest bearing	114,214,170	125,529,223
Savings	171,415,821	193,369,640
Time	160,617,999	170,783,163
	$537,853,229	$572,155,354

At September 30, 2010, total deposits were $537,853,229, a decrease of $34,302,125, or 6.0%, from $572,155,354 at December 31, 2009.  Although the Bank’s non-interest bearing demand deposits increased by $9,132,911, or 11.1%, at September 30, 2010 compared to December 31, 2009, the Company’s strategy to remain more liquid and guard against the potential ill-effects of rising market rates included the managed outflow of higher rate interest bearing demand accounts, savings accounts and time accounts.  Management believes this strategy will improve the net interest margin in future quarters.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $70,100,000 at September 30, 2010 and consisted of overnight funds purchased of $47,600,000 and long-term FHLB borrowings of $22,500,000.  The balance of borrowings at December 31, 2009 was $22,500,000, consisting entirely of long-term FHLB borrowings.

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

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $3,511,745, or 6.1%, to $60,912,798 at September 30, 2010, from $57,401,053 at December 31, 2009.  Tangible book value per common share increased by $0.63, or 6.3%, to $10.66 at September 30, 2010 from $10.03 at December 31, 2009.  The ratio of shareholders’ equity to total assets was 8.80% and 8.47% at September 30, 2010 and December 31, 2009, respectively.  The increase in shareholders’ equity was primarily the result of net income of $2,376,415 and $1,388,244 in other comprehensive income, partially offset by, among other items, the $450,000 in dividends recorded on the Company’s Preferred Stock Series B.

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

On October 27, 2010, the Company repaid the Treasury for the Treasury’s investment in the Company made under the TARP CPP.  The Company paid $12,120,000 (including accrued and unpaid dividends) to the Treasury to redeem all 12,000 outstanding shares of the Company’s Preferred Stock Series B that were issued to the Treasury under the TARP program.

In connection with the issuance of the Preferred Stock Series B in December 2008, the Company issued to the Treasury a warrant to purchase approximately 200,222 shares of common stock at an initial exercise price of $8.99 per share.  As a result of the 5% stock dividends paid on February 3, 2010 and February 2, 2009, respectively, the shares of common stock underlying the warrant were adjusted to 220,744.76 shares and the exercise price was adjusted to $8.154 per share.

The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. This warrant remains outstanding and is still held by the Treasury.  The Company has 15 days following the date of the redemption of the Preferred Stock Series B to determine whether to repurchase the warrant from the Treasury at fair market value. The Company is currently in discussions with the Treasury regarding the potential repurchase of the warrant.

The terms of the Preferred Stock Series B provided for quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year, and a liquidation preference of $1,000 per share. For so long as the Preferred Stock Series B was outstanding, the Company was subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B, which among other things, restricted the payment of cash dividends or the making of other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities until the third anniversary of the purchase of the Preferred Stock Series B by the Treasury, with certain exceptions, without approval of the Treasury. Additionally, the Company was prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B were declared and either paid in full or set aside, with certain limited exceptions.

In addition, EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation, placed limitations on executive compensation, required the reporting of information to the Treasury and others, limited the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limited the payment of certain severance and change in control payments to certain executives, limited the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, imposed a clawback of certain compensation paid to certain executives of the Company or the Bank and imposed new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

The Federal Reserve Board issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends, including, for example, when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

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

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. A table disclosing repurchases of Company shares, if any, made during the quarter ended September 30, 2010 is set forth under Part II, Item 2 of this report, Unregistered Sales of Equity Securities and Use of Proceeds.

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2010 and December 31, 2009 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Company
Total Capital to Risk Weighted Assets	$83,712,516	15.92%	$42,057,404	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	77,986,384	14.83%	21,028,702	>4%	N/A	N/A
Tier 1 Capital to Average Assets	77,986,384	11.40%	27,359,792	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$81,159,290	15.46%	$41,989,200	>8%	$52,486,500	>10%
Tier 1 Capital to Risk Weighted Assets	75,433,158	14.37%	20,994,600	>4%	31,491,900	>6%
Tier 1 Capital to Average Assets	75,433,158	11.10%	27,185,406	>4%	33,981,758	>5%
As of December 31, 2009
Company
Total Capital to Risk Weighted Assets	$79,091,277	17.23%	$36,713,599	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,585,890	16.25%	18,356,800	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,585,890	10.99%	27,143,523	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$77,370,821	16.90%	$36,633,760	>8%	$45,792,200	>10%
Tier 1 Capital to Risk Weighted Assets	72,865,434	15.91%	18,316,040	>4%	27,475,320	>6%
Tier 1 Capital to Average Assets	72,865,434	10.78%	27,043,305	>4%	33,804,131	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  The regulatory requirements to be considered “well capitalized” for total risk-based capital, Tier I capital, and leverage capital are 10 percent, 6 percent, and 5 percent, respectively. At September 30, 2010, the ratios of the Company exceeded the ratios required to be considered well capitalized.  The Company’s October 27, 2010 redemption of its Preferred Stock Series B that it had issued to the Treasury in December, 2008 under the TARP program was funded by the Bank, which reduced its capital by $12,000,000.   If the redemption had occurred on September 30, 2010, the Bank’s capital ratios would have still exceeded the ratios required to be considered “well capitalized.” It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At September 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB and a correspondent bank which further supports and enhances liquidity. At September 30, 2010, the Bank maintained an Overnight Line of Credit at the FHLB in the amount of $58,584,800 plus a One-Month Overnight Repricing Line of Credit of $58,584,800. Advances issued under these programs are subject to FHLB stock level and collateral requirements. Pricing of these advances may fluctuate based on existing market conditions. The Bank also maintains an unsecured Federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2010, the balance of cash and cash equivalents was $13,981,801.

Net cash provided by operating activities totaled $8,092,270 for the nine months ended September 30, 2010 compared to net cash used in operating activities of $8,238,631 for the nine months ended September 30, 2009. The primary sources of funds are net income from operations adjusted for provision for loan losses, depreciation and amortization expenses, and net proceeds from sales of loans held for sale.  The primary use of funds was origination of loans held for sale.

Net cash used in investing activities totaled $32,963,385 in the nine months ended September 30, 2010, compared to $36,117,668 used in investing activities in the nine months ended September 30, 2009. The current period amount was primarily the result of an increase in the loan portfolio and securities purchases partially offset by the proceeds from maturities and repayments of securities.

Net cash provided by financing activities amounted to $12,998,631 in the nine months ended September 30, 2010, compared to $117,361,830 provided by financing activities in the nine months ended September 30, 2009.  The current period amount resulted primarily from an increase in borrowings less a decrease in deposits.

The securities portfolio is also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. During the nine months ended September 30, 2010, maturities and prepayments of investment securities totaled $153,661,435.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2010	July 31, 2010	-	-	-	163,233
August 1, 2010	August 31, 2010	-	-	-	163,233
September 1, 2010	September 30, 2010	-	-	-	163,233
Total		-	-	-	163,233
_________________
(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent stock dividends.

As a result of the Company’s issuance on December 23, 2008 of Preferred Stock Series B to the Treasury as part of its TARP CPP, during the three months ended September 30, 2010, the Company was restricted from repurchasing its common stock or other equity securities, except under certain limited circumstances.

Item 6.     Exhibits.

10
Amended and Restated Employment Agreement between the Company and Robert F. Mangano, entered into on July 12, 2010, dated as of July 1, 2010 (incorporated by reference to Exhibit No. 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

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

1ST CONSTITUTION BANCORP

Date: November 15, 2010	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)