Form 10-K
period 2010-12-31
1ST CONSTITUTION BANCORP
filed 2011-03-23
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $30,423,724.

As of March 23, 2011, 4,800,499 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness or other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; other risks described from time to time in our filings with the Securities and Exchange Commission; and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).  However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.  Business.

1st Constitution Bancorp

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2010, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eleven additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Jamesburg, Lawrenceville, Montgomery, Perth Amboy, Plainsboro, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2010, the Bank had 135 employees, of which 126 were full-time employees.

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

Expansion of Branch Network

 On December 31, 2010, the Company, through its primary banking subsidiary 1ST Constitution Bank, announced that it has entered into a Branch Purchase and Assumption Agreement and Agreement for Purchase to acquire all of the deposit liabilities, real estate, and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices of Amboy Bank.  The purchase is subject to regulatory approval and certain closing conditions.  The transaction is expected to close during the first quarter of 2011.

The Bank will acquire the deposit liabilities of the purchased branches for cash, with an option to purchase certain loan relationships associated with three branch offices, on or before closing.  The Bank will pay a deposit premium of $5.25 million, subject to certain adjustments, for approximately $110 million of deposit liabilities.  This agreement also provides for the acquisition of the real estate on which the acquired branches are located for cash in the amount of $4.6 million.

The Bank continually evaluates opportunities for branch bank expansion, either mini-branches or full service branches, to continue to grow and meet the needs of the community.

Innovative Product Offerings

           The Bank’s Mortgage Warehouse Unit provides a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception in 2008.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $169,575,899 at December 31, 2010.

Technological Advances and e-Commerce

The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. This overall expansion in electronic banking offers the Bank’s customers means to access the Bank’s services easily and at their own convenience.

Competition

The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, the Bank’s most direct competitors are large commercial banks including Bank of America, PNC Bank, Wells Fargo and Sovereign Bank, as well as savings banks and savings and loan associations, including Provident Savings Bank and Hudson City Savings Bank.

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

However, management of the Bank believes that loans to small and mid-sized businesses and professionals, which represent the main commercial loan business of the Bank, are not always of primary importance to the larger banking institutions. The Bank competes for this segment of the market by providing responsive personalized services, making timely local decisions, and acquiring knowledge of its customers and their businesses.

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

The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors and are secured by real estate that is both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.  The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

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

Non-Residential Consumer Lending

Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, and boats, as well as personal loans (secured and unsecured) and deposit account secured loans. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than are charged on other types of loans. Non-residential consumer loans, however, do pose additional risk of collectibility when compared to traditional types of loans, such as residential mortgage loans.

Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies.  The stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted a myriad of legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s shareholders or creditors.  Descriptions of, and references to, the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

On October 27, 2010, the Company repurchased from the United States Department of the Treasury (the “Treasury”) all of the outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) that were issued to the Treasury pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) .  During the period in which the Preferred Stock Series B was outstanding, the Company was subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which, among other things, restricted the payment of cash dividends, the making of other distributions by the Company on its common stock and the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities without approval of the Treasury, with certain exceptions.  Further, the Company was prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B were declared and either paid in full or set aside, with certain limited exceptions.

In addition, during the period in which the Preferred Stock Series B was outstanding, EESA, as amended by The American Recovery and Reinvestment Act of 2009  (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation limited executive compensation, required the reporting of information to the Treasury and others, limited the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limited the payment of certain severance and change in control payments to certain executives,  limited the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, imposed a claw back of certain compensation paid to certain executives of the Company or the Bank and imposed new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective one year after the date of enactment, the Dodd-Frank Act provides the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our net interest margin by potentially increasing our interest expense.

The Dodd-Frank Act also changes the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act will require publicly traded companies, like the Company, to give their stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital and bank holding companies with assets of less than $500 million will be permitted to continue to issue trust preferred securities and have them count as Tier 1 capital.

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

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth. A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

As of December 31, 2010, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2010, the Company maintained a Tier 1 capital ratio of 12.99% and total qualifying capital ratio of 14.43%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2010 was 9.63%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly-owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirror the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

On December 23, 2008, pursuant to the TARP CPP under EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury, pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the  declarations of stock dividends to holders of common stock since the issuance of the warrant, the shares of common stock underlying the warrant have been adjusted to 231,782 shares and the initial exercise price was adjusted to $7.766 per share.  On October 27, 2010, the Company repurchased all of the outstanding shares of the Preferred Stock Series B from the Treasury.  As of the date hereof, the warrant remains outstanding and is held by the Treasury.

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

The Company has never paid a cash dividend and the Company’s Board of Directors has no plans to pay a cash dividend in the foreseeable future.   In addition, please refer to the discussion above of the Preferred Stock Series B under the heading “State and Federal Regulations” for additional restrictions on cash dividends that applied to the Company when those shares were outstanding.

The Bank paid a stock dividend every year from 1993 until 1999, when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999.  From 1999 through 2006, the Company paid a 5% stock dividend each year.  In 2006 and 2007, the Company declared a 6% stock dividend.  In 2008, 2009, and 2010, the Company declared a 5% stock dividend.  The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record as of the close of business on February 10, 2005.  All share and per share data has been retroactively adjusted for the stock split and stock dividends.

Priority on Liquidation

The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in bankruptcy, are subject to various state and federal law restrictions as discussed above under the heading “Restrictions on Dividends.”  In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) if the company is an “accelerated filer” or a “large accelerated filer”, an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.

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

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s principal executive officer and principal financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal controls over financial reporting.

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

Insurance of Deposits

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Due to the recent difficult economic conditions, deposit insurance per account owner were raised to $250,000. That limit was made permanent by the Dodd-Frank Act.  The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. Additionally, the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize the Federal Savings & Loan Insurance Corporation, a predecessor to the Deposit Insurance Fund, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated interest payments, issuance costs and custodial fees on noncallable bonds historically issued by FICO in connection with such recapitalization. The bonds issued by FICO are due to mature in 2017 through 2019. The FICO assessment is a component of the FDIC assessment.

The FDIC’s Transaction Account Guarantee Program (the “TAG Program”), one of two components of the Temporary Liquidity Guarantee Program (the “TLG Program”), provides participating depository institutions full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. Under the TLG Program, effective December 5, 2008, insured depository institutions that have not opted out of the TLG Program are subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  The Bank opted in the TLG Program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010, and that it retained the discretion to further extend the program until December 31, 2011 without further rulemaking. The Bank opted into the extensions.

The Dodd Frank Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking accounts (NOW Accounts) and Interest on Lawyer Trust Accounts (IOLTAs) will no longer be eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

 The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. The Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

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

In November 2010, as required by the Dodd Frank Act, the FDIC proposed to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the proposed revisions would eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points. No assurance can be given as to the final form of the proposed regulations or its impact on the Company.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and the Company’s other filings with the SEC.

A prolonging of the  economic downturn or the return of negative developments in the financial services industry could negatively impact our operations.

The global and U.S. economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate, the purchase of mortgage- backed securities and the purchase of the Treasury securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonging of the economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact our financial performance.

A prolonging or worsening of the  downturn affecting the economy and/or the real estate market in our primary market area would adversely affect our loan portfolio and our growth potential.

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a further continued significant broad-based deterioration in economic conditions in the New Jersey metropolitan area could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operation of the Company’s business.

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

In addition, bank regulators periodically review our loan portfolio and our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs or reclassify loans.  Any increase in our allowance for loan losses or loan charge-offs or loan reclassifications as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Legislative and regulatory reforms may materially adversely impact our financial condition, results of operation, liquidity, or stock price.

The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

In addition, international banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as Basel III, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital and impose a new liquidity measurement. The Basel III requirements are complex and will be phased in over many years.

The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements, a narrowing of what qualifies as appropriate capital, and impose a new liquidity measurement. One likely effect of a significant tightening of U.S. capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2009 through the end of fiscal year 2010, our stock price fluctuated between a high of $9.76 per share and a low of $3.67 per share.  We expect that the market price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  If we become unable to obtain funds when needed, it could have a material adverse effect on our business and in turn, our consolidated financial condition and results of operations.

Future growth, operating results or regulatory requirements may require us to raise additional capital but that capital may not be available.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth or acquisition, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material effect on our consolidated financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes will become effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The Company expects that the new rates and assessment base will further reduce our current FDIC insurance assessments. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank's earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

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

The Company’s accounting policies are fundamental to understanding its financial results and condition.  Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  The Company identified its accounting policies regarding the allowance for loan losses, security impairment, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.
 We currently operate 12 branch offices in New Jersey, which includes the Bank’s main office in Cranbury, New Jersey.  In addition, we have a Mortgage Warehousing Funding Office which we lease in Somerset, New Jersey and an Operations Center which we lease in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of December 31, 2010:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2017
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	---
Cranbury, New Jersey

Montgomery Office
947 State Road	Leased	1995	2011
Princeton, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2011
2000 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2018
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	---
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2014
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
146 Lawrenceville-Pennington Road,	Owned	2009	---
Lawrenceville, New Jersey

South River Operations Center	Leased	2010	2015
1246 South River Road, Bldg. 1
Cranbury, New Jersey

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.   Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2010 and 2009, as reported on the Nasdaq Global Market.

	2010(1)		2009(1)
	High	Low	High	Low
First Quarter	$8.29	$5.07	$9.76	$3.67
Second Quarter	8.50	6.12	9.06	5.44
Third Quarter	7.57	5.80	8.26	6.67
Fourth Quarter	8.14	5.86	7.39	5.00

(1)  Prices have been retroactively adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011.

 As of March 23, 2011, there were approximately 307 record holders of the Company’s common stock.

The Company paid 5% stock dividends on February 2, 2011, February 3, 2010 and February 2, 2009.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2010, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2010	October 31, 2010	-	-	-	171,394
November 1, 2010	November 30, 2010	647	$8.09	616	170,163
December 1, 2010	December 31, 2010	584	7.64	556	170,163
	Total	1,231	$7.88	1,172	170,163

(1)
The Company’s common stock repurchase program covers a maximum of 204,829 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and its wholly owned subsidiaries, including 1st Constitution Bank and 1st Constitution Capital Trust II; the “Bank” refers to 1st Constitution Bank, and the “Trust II” refers to 1st Constitution Capital Trust II.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Results of Operations

The Company reported net income for the year ended December 31, 2010 of $3,307,791, an increase of 29.2% from the $2,560,761 reported for the year ended December 31, 2009.  The increase is due primarily to an increase in net interest income,  partially offset by increases in non-interest expenses and income taxes during the year ended December 31, 2010 compared to the prior year.  Net income available to common shareholders increased by 24.2% to $2,286,053 for the year ended December 31, 2010 from $1,841,160 for the year ended December 31, 2009 primarily for the reasons indicated above, partially offset by an increase in dividends and discount accretion in 2010 on preferred stock that was redeemed in 2010.

Diluted net income per common share was $0.48 for the year ended December 31, 2010 compared to $0.39 reported for the year ended December 31, 2009.  Basic net income per common share for the year ended December 31, 2010 was $0.48 as compared to the $0.39 reported for the year ended December 31, 2009.  Net income available to common shareholders was decreased by $302,137 for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of the increase in dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury from $719,601 for 2009 to $1,021,738 for 2010.  This increase resulted from the Company’s redemption of the preferred stock on October 27, 2010, which required the immediate recognition of the remaining discount thereon.  As a result of the redemption of the preferred stock in 2010, we do not expect any preferred stock dividends or discount accretion to be recorded in 2011.  The recording of preferred stock dividends and discount accretion during the years ended December 31, 2010 and 2009 served to reduce diluted earnings per share by $0.21 and $0.15, respectively.  All share information has been restated for the effect of a 5% stock dividend declared on December 16, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.50% and 5.78%, respectively, for the year ended December 31, 2010, compared to 0.41% and 4.52%, respectively, for the year ended December 31, 2009 and 0.56% and 6.52%, respectively, for the year ended December 31, 2008.  Key performance ratios improved for the 2010 fiscal year as compared to the prior year due to the higher net income for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the year ended December 31, 2010 was 3.27% as compared to the 3.06% net interest margin recorded for the year ended December 31, 2009, an increase of 21 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 82.9% of the Company’s net revenues for the year ended December 31, 2010.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2010, 2009 and 2008.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(interest and yields on a tax-equivalent basis)	2010			2009			2008
	Average			Average			Average
	Balance Outstanding	Interest	Average Rate	Balance Outstanding	Interest	Average Rate	Balance Outstanding	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$$18,009,601	$45,023	0.25%	$39,676,869	$116,070	0.29%	$4,667,073	$112,427	2.41%
Investment Securities:
Taxable	197,134,646	4,782,984	2.43%	136,588,291	5,143,123	3.77%	84,611,384	4,158,923	4.92%
Tax-exempt (4)	11,961,266	670,657	5.61%	12,483,060	720,245	5.77%	14,471,144	829,249	5.73%

Total	209,095,912	5,453,641	2.61%	149,071,351	5,863,368	3.93%	99,082,528	4,988,172	5.03%

Loan Portfolio (1):
Construction	71,590,569	4,080,517	5.70%	89,202,415	5,451,941	6.11%	115,517,676	8,090,444	7.00%
Residential Real Estate	10,866,758	635,681	5.85%	10,834,490	675,464	6.23%	10,376,822	652,728	6.29%
Home Equity	13,500,060	786,419	5.83%	14,722,638	869,531	5.91%	15,490,320	986,117	6.37%
Commercial and Commercial Real Estate	139,672,655	9,441,741	6.76%	140,449,945	9,751,822	6.94%	127,377,980	9,302,815	7.30%
Mortgage Warehouse Lines	139,430,511	6,585,590	4.72%	114,749,562	5,305,911	4.62%	57,477,364	2,755,003	4.79
Installment	523,354	39,409	7.53%	770,169	60,572	7.86%	1,204,297	96,375	8.00%
All Other Loans	30,644,358	2,450,509	8.00%	32,843,891	2,275,030	6.93%	26,660,793	2,405,176	9.02%
Total	406,228,265	24,019,866	5.91%	403,573,110	24,390,271	6.04%	354,105,252	24,288,658	6.86%

Total Interest-Earning Assets	633,333,778	29,518,530	4.66%	592,321,330	30,369,709	5.13%	457,854,853	29,389,257	6.42%

Allowance for Loan Losses	(5,249,095)			(4,155,438)			(3,612,156)
Cash and Due From Banks	9,468,512			18,414,336			12,446,849
Other Assets	29,680,680			21,030,355			22,180,579
Total Assets	$667,233,875			$627,610,583			$488,870,125

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$121,849,620	$1,705,233	1.40%	$105,526,965	$1,987,269	1.88%	$89,274,785	$2,164,369	2.42%
Savings Accounts	177,605,496	1,896,323	1.07%	154,261,417	2,907,443	1.88%	79,864,816	1,990,479	2.49%
Certificates of Deposit under $100,000	87,523,084	1,525,160	1.74%	84,121,374	2,454,236	2.92%	76,921,495	3,096,986	4.03%
Certificates of Deposit of $100,000 and Over	73,573,668	1,521,153	2.07%	93,913,185	2,480,084	2.64%	70,297,311	2,855,024	4.06%
Other Borrowed Funds	35,883,534	1,100,354	3.07%	29,526,575	1,353,489	4.58%	37,111,612	1,556,238	4.19%
Trust Preferred Securities	18,557,000	1,071,275	5.78%	18,557,000	1,072,827	5.78%	18,557,000	1,069,351	5.76%

Total Interest-Bearing Liabilities	514,992,402	8,819,498	1.71%	485,906,516	12,255,348	2.52%	372,027,019	12,732,447	3.42%

Net Interest Spread (2)			2.95%			2.61%			3.00%

Non-interest Bearing Demand Deposits	87,482,143			78,588,727			69,907,048
Other Liabilities	7,497,664			6,480,126			4,608,108
Total Liabilities	609,972,209			570,975,369			446,542,175
Shareholders' Equity	57,261,666			56,635,214			42,327,950
Total Liabilities and Shareholders' Equity	$667,233,875			$627,610,583			$488,870,125

Net Interest Margin (3)		$20,699,032	3.27%		$18,114,361	3.06%		$16,656,810	3.64%

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

The Company’s net interest income increased on a tax equivalent basis by $2,584,671, or 14.3%, to $20,699,032 for the year ended December 31, 2010, from the $18,114,361 reported for the year ended December 31, 2009.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2010 was a decrease in the interest expense of $3,435,850, resulting from decreased rates on the interest-bearing liability components.  This was partially offset by a decrease in interest income resulting from decreases in the rates of the earning assets components.

The Company’s net interest income increased on a tax-equivalent basis by $1,457,551, or 8.8%, to $18,114,361 for the year ended December 31, 2009, from the $16,656,810 reported for the year ended December 31, 2008.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2009 was an increase in the interest income of $980,451, resulting from increased volumes on the earning assets components.  This was combined with a decrease in interest expense resulting from decreases in the rates of the deposit components.

Rate/Volume Table	Amount of Increase (Decrease)
	Year Ended December 31, 2010 versus 2009			Year Ended December 31, 2009 versus 2008
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$(1,040,889)	$(330,535)	$(1,371,424)	$(1,693,382)	$(945,121)	$(2,638,503)
Residential Real Estate	1,699	(41,482)	(39,783)	28,874	(6,138)	22,736
Home Equity	(71,794)	(11,318)	(83,112)	(47,116)	(69,469)	(116,586)
Commercial and Commercial Real Estate	(55,607)	(254,474)	(310,081)	870,410	(421,403)	449,007
Mortgage Warehouse Lines	1,152,595	127,085	1,279,679	2,695,979	(145,072)	2,550,908
Installment	(19,011)	(2,153)	(21,163)	(34,424)	(1,379)	(35,803)
All Other Loans	(164,189)	339,668	175,479	492,389	(622,537)	(130,147)
Total Loans	(197,196)	(173,209)	(370,405)	2,312,730	(2,221,118)	101,612
Investment Securities :
Taxable	1,876,372	(2,236,511)	(360,139)	2,257,248	(1,273,048)	984,200
Tax-exempt	(29,863)	(19,725)	(49,588)	(114,354)	5,350	(109,004)
Total Investment Securities	1,846,509	(2,256,236)	(409,727)	2,142,894	(1,267,697)	875,196
Federal Funds Sold / Short-Term Investments	176,019	(247,066)	(71,047)	180,375	(176,732)	3,643
Total Interest Income	1,825,332	(2,676,511)	(851,179)	4,635,999	(3,655,548)	980,451

Interest Expense :
Money Market and NOW Accounts	$265,680	$(547,716)	$(282,036)	$349,145	$(526,243)	$(177,098)
Savings Accounts	338,633	(1,349,753)	(1,011,120)	1,628,306	(711,343)	916,963
Certificates of Deposit under $100,000	81,443	(1,010,519)	(929,076)	250,617	(893,368)	(642,751)
Certificates of Deposit of $100,000 and Over	(480,295)	(478,636)	(958,931)	791,043	(1,165,984)	(374,941)
Other Borrowed Funds	241,933	(495,068)	(253,135)	(332,648)	129,899	(202,749)
Trust Preferred Securities	0	(1,552)	(1,552)	0	3,476	3,476
Total Interest Expense	447,394	(3,883,244)	(3,435,850)	2,686,463	(3,163,563)	(477,100)

Net Interest Income	$1,377,938	$1,206,733	$2,584,671	$1,949,536	$(491,985)	$1,457,551

Average interest earning assets increased by $41,012,448, or 6.9%, to $633,333,778 for the year ended December 31, 2010 from $592,321,330 for the year ended December 31, 2009.  Led by the mortgage warehouse lines component, the average total loan portfolio increased by $2,655,155, or 0.7%, to $406,228,265 for the year ended December 31, 2010 from $403,573,110 for the year ended December 31, 2009.  Due to the low level of market interest rates during 2010, loan yields averaged 5.91% for the year ended December 31, 2010, 13 basis points lower than for the year ended December 31, 2009.  The average investment securities portfolio increased 40.3%, while the yield on that portfolio decreased 132 basis points for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Overall, the yield on interest earning assets decreased 47 basis points to 4.66% in the year ended December 31, 2010 from 5.13% in the year ended December 31, 2009.

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

Interest expense decreased by $3,435,850, or 28.0%, to $8,819,498 for the year ended December 31, 2010, from $12,255,348 for the year ended December 31, 2009.  This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Savings accounts, helped by higher FDIC deposit insurance limits , increased on average by $23,344,079 in 2010, or 15.1%, as compared to 2009, contributing to the funding of investment portfolio growth.  The cost on these deposits decreased 81 basis points in 2010 as compared to 2009.  Average interest bearing liabilities rose 6.0% in 2010 from 2009.  The cost of total interest-bearing liabilities decreased 81 basis points to 1.71% in 2010 from 2.52% in 2009.

Interest expense decreased by $477,100, or 3.7%, to $12,255,348 for the year ended December 31, 2009, from $12,732,447 for the year ended December 31, 2008.  This decrease in interest expense is principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Savings accounts, helped by higher FDIC deposit insurance limits, increased on average by $74,396,601 in 2009, or 93.2%, as compared to 2008, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 61 basis points in 2009 as compared to 2008.  Average interest bearing liabilities rose 30.6% in 2009 from 2008.  The cost of total interest-bearing liabilities decreased 90 basis points to 2.52% in 2009 from 3.42% in 2008.

Average non-interest bearing demand deposits increased by $8,893,416, or 11.3%, to $87,482,143 for the year ended December 31, 2010 from $78,588,727 for the year ended December 31, 2009.   The primary cause of this increase for 2010 was the requirement for customers of the Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

Non-Interest Income

Non-interest income decreased by $267,645, or 5.9%, to $4,237,431 for the year ended December 31, 2010 from $4,505,076 for the year ended December 31, 2009.

Service charges on deposit accounts decreased by $154,458 to $731,244 for the year ended December 31, 2010 compared to $885,702 for the year ended December 31, 2009.  This component of non-interest income represented 17.3% and 19.7% of the total non-interest income for the years ended December 31, 2010 and 2009, respectively.  The decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during 2010 compared to 2009.

Gains on sales of loans held for sale increased by $310,629, or 23.4%, to $1,635,903 for the year ended December 31, 2010, from $1,325,274 for the year ended December 31, 2009.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The low interest rate environment that continued into 2010 has positively impacted the volume of sales transactions in the mortgage loan market and the resultant gains from these sales transactions.

There were no security sales for the year ended December 31, 2010.  Gains from the sales of available-for-sale securities totaled $1,138,655 for the year ended December 31, 2009.  The gains resulted from the sales of mortgage-backed securities in 2009.

During the quarter ended December 31, 2009, the Bank recognized an other-than-temporary impairment charge of $864,727 attributed to its only pooled trust preferred security.  Of this amount, $363,783 was a credit loss recorded in the income statement and $500,944 was a non-credit related loss recorded as an increase to the other comprehensive loss component of shareholders’ equity in the balance sheet.  The Bank recognized no other charges for other-than-temporary impairment during the years ended December 31, 2010 and 2009.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $405,588 for the year ended December 31, 2010 compared to $389,851 for the year ended December 31, 2009.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the increase in the other income component of non-interest income, amounting to $1,464,696 for the year ended December 31, 2010, as compared to $1,129,377 for the year ended December 31, 2009.

Non-Interest Expenses

Non-interest expenses increased by $703,322, or 4.1%, to $17,819,123 for the year ended December 31, 2010 from $17,115,801 for the year ended December 31, 2009.  The following table presents the major components of non-interest expenses for the years ended December 31, 2010 and 2009.

Non-interest Expenses
	2010	2009
Salaries and employee benefits	$10,087,569	$9,352,360
Occupancy expense	1,903,702	1,783,031
Data processing services	1,121,519	1,085,257
Equipment expense	657,905	631,677
Marketing	140,975	130,393
Regulatory, professional and consulting fees	1,087,314	1,006,830
Office expense	657,430	572,477
FDIC deposit insurance	816,125	1,193,309
Directors’ fees	104,375	105,700
Other real estate owned expenses	336,307	123,795
Other expenses	905,902	1,130,972
Total	$17,819,123	$17,115,801

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $735,209, or 7.9%, to $10,087,569 for the year ended December 31, 2010 compared to $9,352,360 for the year ended December 31, 2009.  The increase in salaries and employee benefits for the year ended December 31, 2010 was a result of an increase in the number of employees, regular merit increases and increased health care costs.  Staffing levels overall increased to 135 full-time equivalent employees as of December 31, 2010, comprised of 126 full time employees and 9 full-time equivalent employees, as compared to 121 full-time equivalent employees at December 31, 2009.

Regulatory, professional and consulting fees increased by $80,484, or 8.0%, to $1,087,314 for the year ended December 31, 2010 compared to $1,006,830 for the year ended December 31, 2009.  During 2010, the Company incurred additional legal fees primarily in connection with the recovery of non-performing asset balances.  The Bank also incurred additional fees in connection with examinations performed by independent consultants during 2010 to assess the effectiveness of internal controls as required by the Sarbanes-Oxley Act.

Office expenses increased by $84,953, or 14.8%, to $657,430 for the year ended December 31, 2010 compared to $572,477 for the year ended December 31, 2009.  The increase in expense was primarily attributable to increased costs in enhancing the Bank’s telephone and data transmission systems.

The cost of FDIC deposit insurance decreased to $816,125 for the year ended December 31, 2010 from $1,193,309 for the year ended December 31, 2009.  During the second quarter of 2009, the FDIC announced a special assessment on all insured financial institutions to replenish the deposit insurance fund.  Included in the expense for the 2009 period was a one-time $272,518 accrual for this special assessment.

Other real estate owned expenses increased by $212,512, or 171.7%, to $336,307 for the year ended December 31, 2010 compared to $123,795 for the year ended December 31, 2009, as the Company wrote down the carrying value of one property by $159,612 to its current fair value, and incurred maintenance costs on more properties held as Other Real Estate Owned than were held during 2009.

All other categories of expenses, in the aggregate, decreased by $32,652, or 0.7%, to $4,834,378 for the year ended December 31, 2010 compared to $4,867,030 for the year ended December 31, 2009.  These expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

The Bank’s ratio of non-interest expense to average assets has remained consistently favorable at 2.67% for the year ended December 31, 2010 compared to 2.73% for the year ended December 31, 2009.

Income Taxes

Pre-tax income increased to $4,574,829 for the year ended December 31, 2010 compared to $2,717,043 for the year ended December 31, 2009.

 The Company had income tax expense of $1,267,038 for the year ended December 31, 2010 compared to income tax expense of $156,282 for year ended December 31, 2009.  The increase in the income tax expense for the year ended December 31, 2010 compared with the year ended December 31, 2009 was primarily due to the 2010 increase in pre-tax income of $1,857,786 compared to 2009 plus the reversal in 2009 of an over-accrual of income taxes that coincided with the completion of an Internal Revenue Service examination of the Company’s 2007 and 2006 Federal income tax returns.

During 2009, the Internal Revenue Service completed an examination of the Company’s 2007 and 2006 Federal tax returns and issued its Revenue Agent Report.  The Company had deferred the annual process of adjusting the recorded Federal and State liability balances pending the completion of the examination which began in September 2008.  The examination adjustments were included in this annual process of adjusting recorded liabilities with balances per the tax returns and resulted in over-accrued Federal and State liabilities being reversed by a current period credit to income tax expense during the second and third quarters of 2009.

Financial Condition

Cash and Cash Equivalents

At December 31, 2010, cash and cash equivalents totaled $17,710,501 compared to $25,854,285 at December 31, 2009.  Cash and cash equivalents at December 31, 2010 consisted of cash and due from banks of $17,699,103 and federal funds sold/short-term investments of $11,398.  The corresponding balances at December 31, 2009 were $25,842,901 and $11,384, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Investment Securities

The investment securities portfolio amounted to $167,360,888, or 26.0% of total assets, at December 31, 2010, compared to $227,727,830, or 33.6% of total assets, at December 31, 2009.  Proceeds from maturities and prepayments for the year ended December 31, 2010 totaled $222,196,527 which exceeded purchases totaling $162,030,721 during this period.  On an average balance basis, the investment securities portfolio represented 33.0% and 25.2%, respectively, of average interest-earning assets for each of the years ended December 31, 2010 and 2009.  The average yield earned on the portfolio was 2.61% for the year ended December 31, 2010, a decrease of 132 basis points from 3.93% earned for the year ended December 31, 2009.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2010, available-for-sale securities amounted to $85,470,993, a decrease from $204,118,850 at December 31, 2009.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$34,299,374	$60,189	$0	$34,359,563
Residential collateralized mortgage obligations- GSE	18,653,850	483,908	0	19,137,758
Residential collateralized mortgage obligations- non GSE	5,677,577	113,496	(29,751)	5,761,322
Residential mortgage backed securities - GSE	16,963,589	1,206,146	0	18,169,735
Obligations of State and
Political subdivisions	3,110,145	23,768	(112,485)	3,021,428
Trust preferred debt securities	2,460,380	0	(602,877)	1,857,503
Corporate debt securities	1,495,438	4,973	(1,827)	1,498,584
Restricted stock	1,640,100	0	0	1,640,100
Mutual fund	25,000	0	0	25,000

	$84,325,453	$1,892,480	$(746,940)	$85,470,993

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$23,170,741	$0	$23,170,741	$93,600	$(50,721)	$23,213,620
Residential collateralized mortgage obligations – GSE	2,520,690	0	2,520,690	84,253	0	2,604,943
Residential mortgage backed securities – GSE	9,344,517	0	9,344,517	131,443	(41,711)	9,434,249
Obligations of State and
Political subdivisions	19,467,404	0	19,467,404	245,290	(352,534)	19,360,160
Trust preferred debt securities - pooled	642,478	(500,944)	141,534	0	(137,361)	4,173
Corporate debt securities	27,245,009	0	27,245,009	67,696	(217,846)	27,094,859

	$82,390,839	$(500,944)	$81,889,895	$622,282	$(800,173)	$81,712,004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations - GSE	26,541,021	141,061	(158,696)	26,523,387
Residential collateralized mortgage obligations – non- GSE	8,208,102	31,637	(93,327)	8,146,411
Residential mortgage backed securities – GSE	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities	2,457,262	0	(687,089)	1,770,173
Restricted stock	1,464,900	0	0	1,464,900
Mutual fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$4,881,475	$-	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities – GSE	6,111,131	-	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	-	8,600,596	270,947	0	8,871,543
Trust preferred debt securities - pooled	633,998	(500,944)	133,054	0	0	133,054
Corporate debt securities	3,882,724	-	3,882,724	117,287	0	4,000,011

	$24,109,924	$(500,944)	$23,608,980	$636,071	$(29,521)	$24,215,530

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$22,802,334	$415,626	$0	$23,217,960
Residential collateralized mortgage obligations – GSE	7,014,272	16,792	(253,432)	6,777,632
Residential mortgage backed securities - GSE	54,727,033	1,930,299	(594)	56,656,738
Obligations of State and
Political subdivisions	2,868,049	6,872	(16,234)	2,858,687
Trust preferred debt securities	2,454,969	0	(1,173,163)	1,281,806
Restricted stock	2,659,200	0	0	2,659,200
Mutual fund	25,000	0	0	25,000

	$92,550,857	$2,369,589	$(1,443,423)	$93,477,023

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$10,000,000	$-	$1,000,000	$193,800	$0	$10,193,800
Residential collateralized mortgage obligations – GSE	8,727,315	-	8,727,315	49,897	(9,675)	8,767,537
Residential mortgage backed securities – GSE	3,794,931	-	3,794,931	33,007	(212)	3,827,726
Obligations of State and
Political subdivisions	10,516,726	-	10,516,726	75,515	(93,502)	10,498,739
Trust preferred debt securities - pooled	982,160	-	982,160	0	(635,172)	346,988
Corporate debt securities	2,529,445	-	2,529,445	0	(23,856)	2,505,589

	$36,550,577	-	$36,550,577	$352,219	$(762,417)	$36,140,379

Proceeds from maturities and prepayments of securities available for sale amounted to $158,903,787 for the year ended December 31, 2010 and $87,005,097 for the year ended December 31, 2009.  At December 31, 2010, the portfolio had net unrealized gains of $1,145,540, compared to net unrealized gains of $255,743 at December 31, 2009.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

 Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2010, securities held to maturity were $81,889,895, an increase of $58,280,915 from $23,608,980 at December 31, 2009.  The fair value of the held-to-maturity portfolio at December 31, 2010 was $81,712,004.

 The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$35,978,738	$36,039,903	0.90%
Due after one year through five years	3,021,270	3,087,164	3.38%
Due after five years through ten years	5,855,939	6,167,604	5.04%
Due after ten years	39,469,506	40,176,322	3.90%

Total	$84,325,453	$85,470,993	2.70%

Held to maturity-
Due in one year or less	$1,268,643	$1,264,678	1.70%
Due after one year through five years	48,663,237	48,622,175	1.71%
Due after five years through ten years	12,653,167	12,825,064	4.21%
Due after ten years	19,805,792	19,000,087	4.86%

Total	$82,390,839	$81,712,004	2.85%
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

The following table sets forth information with respect to this security at December 31, 2010:

Pooled Trust Preferred Security Detail
Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral	Percent of Underlying Collateral In Default	Moody’s/ S & P Ratings
PreTSL XXV	B-1	$141,534	$4,273	$(137,261)	64.1%	23.3%	12.6%	Caa2/NR

The original cost of PreTSL XXV at December 31, 2010 and 2009 was $997,781.  In reviewing our investment in PreTSL XXV at December 31, 2010, we have assumed average deferrals and defaults of 1.50% per year through the remaining term of the security (through June 2027).  Based on management’s evaluation of this security at December 31, 2010, and because the Company does not intend to sell this security before a market price recovery or maturity, there was no additional other-than-temporary impairment recorded at December 31, 2010.

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

All other unrealized securities losses are deemed temporary at December 31, 2010.  Additional discussions of these unrealized losses can be found in Note 2 to the consolidated financial statements.

Loans Held for Sale

Loans held for sale at December 31, 2010 amounted to $21,219,230 compared to $21,514,785 at December 31, 2009.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $153,818,323 for 2010 compared with $159,468,307 for 2009.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $406,228,265 for the year ended December 31, 2010, an increase of $2,655,155, or 0.7%, compared to an average of $403,573,110 for the year ended December 31, 2009.  At December 31, 2010, total loans amounted to $411,987,339 compared to $379,945,735 at December 31, 2009, an increase of $32,041,604. The average yield earned on the loan portfolio was 5.91% for the year ended December 31, 2010 compared to 6.04% for the year ended December 31, 2009, a decrease of 13 basis points.  This decrease is primarily due to the low interest rate environment that continued throughout 2010.

The following table represents the components of the loan portfolio for the dates indicated.
	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$67,890,703	16%	$79,805,278	21%	$94,163,997	25%	$132,735,920	45%	$125,268,871	47%
Residential real estate Loans	10,435,038	3%	10,253,895	3%	11,078,402	3%	10,088,515	3%	7,670,370	3%
Commercial business	54,733,172	13%	57,925,392	15%	57,528,879	15%	57,232,295	19%	48,112,857	18%
Commercial real estate	95,277,814	23%	96,306,097	25%	90,904,418	24%	77,896,347	27%	66,784,183	26%
Mortgage warehouse lines	169,575,899	41%	119,382,078	32%	106,000,231	28%	-	0%	-	0%
Loans to individuals	13,349,036	3%	15,554,027	4%	16,797,194	5%	16,324,817	6%	16,728,025	6%
Deferred loan fees	543,753	0%	489,809	0%	647,673	0%	302,818	0%	404,074	0%
All other loans	181,924	0%	229,159	0%	227,622	0%	180,006	0%	173,933	0%

Total	$411,987,339	100%	$379,945,735	100%	$377,348,416	100%	$294,760,718	100%	$265,142,313	100%

Commercial and commercial real estate loans averaged $139,672,655 for the year ended December 31, 2010, a decrease of $777,290, or 0.6%, compared to $140,449,945 for the year ended December 31, 2009.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio decreased 18 basis points to 6.76% for 2010 from 6.94% for 2009.

Construction loans averaged $71,590,569 for the year ended December 31, 2010, a decrease of $17,611,846, or 19.7%, compared to $89,202,415 for the year ended December 31, 2009.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 41 basis points to 5.70% for 2010 from 6.11% for 2009.

During 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $169,575,899 at December 31, 2010 and $119,382,078 at December 31, 2009.  During 2010, the number of active mortgage banking customers increased from 35 to 41 plus the average usage across all active lines increased due to purchase and refinance activity attributed to historically low mortgage interest rates.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2010.

	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & commercial real estate	$41,808,492	33,096,048	75,106,446	150,010,986
Construction	64,748,758	2,240,428	901,517	67,890,703
Total	$106,557,250	35,336,476	76,007,963	217,901,689

Fixed rate loans	$4,496,869	20,919,105	13,020,878	38,436,852
Floating rate loans	102,060,381	14,417,371	62,987,085	179,464,837
Total	$106,557,250	35,336,476	76,007,963	217,901,689

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

Non-performing loans increased by $4,501,641 to $8,809,167 at December 31, 2010, from $4,307,526 at December 31, 2009 as the disruptions in the financial system and the real estate market during the past two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after December 31, 2010.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

As the table demonstrates, non-performing loans to total loans increased to 2.14% at December 31, 2010 from 1.13% at December 31, 2009.  Loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $7,989,838 to $13,659,985 at December 31, 2010 from $5,670,147 at December 31, 2009.  Other real estate owned increased by $3,488,197 to $4,850,818 at December 31, 2010 from $1,362,621 at December 31, 2009.  During 2010, the Bank was able to successfully dispose of five properties with an aggregate carrying value of $1,760,140 for a net gain of $151,532 and the Bank was able to secure the title for four other properties totaling $5,324,212 at December 31, 2010 which will help to facilitate the sales process.

Non-performing assets represented 2.12% of total assets at December 31, 2010 and 0.84% at December 31, 2009.

The Bank had no loans classified as restructured loans at December 31, 2010 or 2009.

Non-Performing Assets and Loans	December 31,
	2010	2009	2008	2007	2006
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$145,898	$0	$0	$0
Non-accrual loans	8,809,167	4,161,628	3,351,777	2,036,858	4,193,209
Total non-performing loans	8,809,167	4,307,526	3,351,777	2,036,858	4,193,209
Other real estate owned:	4,850,818	1,362,621	4,296,536	2,960,727	0
Total non-performing assets	$13,659,985	$5,670,147	$7,648,313	$4,997,585	$4,193,209

Non-performing loans to total loans	2.14%	1.13%	0.89%	0.67%	1.50%
Non-performing assets to total assets	2.12%	0.84%	1.40%	1.16%	1.07%

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs, or the initially recorded amount.  The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral less estimated selling costs is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2010.

Aging of Financing Receivables (By Class)
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loan Receivable	Recorded Investment > 90 Days Accruing

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0
Other	0	0	0	0	181,924	181,924	0

Deferred Loan Fees	0	0	0	0	543,753	543,753	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

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

The specific reserve for impaired loans is established for specific loans which have been identified by management as being high risk loan assets. These impaired loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or part, is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

Charge-off Policy by Segment

Commercial

Loans are generally fully or partially charged down to the fair value of collateral securing the asset when:
•	Management judges the loan to be uncollectible;
•	Repayment is deemed to be protracted beyond reasonable time frames;
•	The loan has been classified as a loss by either internal loan review process or external examiners;
•	The customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or
•	The loan is significantly past due unless both well secured and in the process of collection.

Consumer

Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Risk Characteristics by Segment

Commercial

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

Consumer

The consumer loan portfolio is heavily dependent on real estate for collateral protection and the risks associated with the collateral includes changes in New Jersey real estate values and underlying economic or market conditions.  A deterioration of either of these conditions will generally adversely affect the Company’s collateral protection.

Credit Quality Indicators

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:
•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at  the Bank and adequately margined.

Loans that are based upon "blue chip" stocks listed on the major exchanges and adequately margined.

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience and backgrounds, and management succession is in place.  Sources of raw materials and service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals supported by high net worths and liquid assets.

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin.  Such company has established a profitable record over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved.  Management is well-balanced and competent in their responsibilities.  Economic environment is favorable; however, competition is strong.  The prospects for growth are good.  Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above.  Loans to individuals supported by good net worths but whose supporting assets are illiquid.

3w.  Watch List - Included in this category are loans evidencing problems identified by Bank management requiring closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower's ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is "one man" or weak or incompetent or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

5.  Substandard - Loans in this category possess weaknesses that jeopardize the ultimate collection of total outstandings.  These weaknesses require close supervision by Bank management.  Current financial statements are unavailable and the loan is inadequately protected by the collateral pledged.  This category will normally include loans that have been classified as substandard by the regulators.

6.  Doubtful - Loans with weaknesses inherent in the substandard classification and where collection or liquidation in full is highly questionable.  It is likely that the loan will not be collected in full and the Bank will suffer some loss which is not quantifiable at the time of review.

7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category should immediately be eliminated from the Bank's loan loss reserve.  Any accrued interest should immediately be backed out of income.

The following table provides a breakdown of the loan portfolio at December 31, 2010 by credit quality indicator.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain; or (2) they are contractually past due 90 days or more as to interest or principal payments unless both well secured and in the process of collection.

Period-End Allowance for Credit Losses Balances By Impairment Method and Loan Class
			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,271,178	$181,924	--	--	$411,987,339
Individually evaluated for impairment	4,142,137	3,177,782	1,411,390	0	0	77,858	0	--	0	8,809,167
Collectively evaluated for impairment	63,748,566	51,555,390	93,866,424	169,575,899	10,435,038	13,271,178	181,924	--	543,753	403,178,172
Loans acquired with deteriorated credit quality	0	0	0	0	0	0	0	--	0	0

When a loan is identified as impaired, the measurement of impairment is based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In such cases, the current fair value of the collateral less selling costs is used.  If the value of the impaired loan is less than the recorded investment in the loan, the impairment is recognized through an allowance estimate or a charge to the allowance.

Impaired Loans Receivables (By Class)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	0	0	--

Residential Real Estate	0	0	--

Consumer
Loans to Individuals	0	0	--
Other	0	0	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	0	0	0

Residential Real Estate	0	0	0

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	0	0	0

Total:
Commercial	$8,731,309	$8,785,093	$496,907
Residential Real Estate	0	0	0
Consumer	77,858	77,858	77,858

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2010	2009	2008	2007	2006
Balance, beginning of year	$4,505,387	$3,684,764	$3,348,080	$3,228,360	$2,361,375

Provision charged to operating expenses	2,325,000	2,553,000	640,000	130,000	893,500

Loans charged off:
Construction loans	(450,000)	(1,226,754)	(53,946	-	-
Residential real estate loans	-	-	(31,865)	-	-
Commercial and commercial real estate loans	(609,468)	(511,791)	(220,565)	(88,891)	(11,154)
Loans to individuals	(22,087)	(1,973)	-	(1,614)	(18,314)
All other loans	-	-	-	-	-
	(1,081,555)	(1,740,518)	(306,376)	(90,983)	(29,468)
Recoveries:
Construction loans	-	-	-	75,000	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	13,880	2,575	3,060	-	153
Loans to individuals	-	5,566	-	5,703	2,800
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	13,880	8,141	3,060	80,703	2,953
Net (charge offs) / recoveries	(1,067,675)	(1,732,377)	(303,316)	(10,280)	(26,515)

Balance, end of year	$5,762,712	$4,505,387	$3,684,764	$3,348,080	$3,228,360

Loans (excluding held for sale loans):
At year end	$411,987,339	$379,945,735	$377,348,416	$294,760,718	$265,142,313
Average during the year	387,575,677	384,314,052	340,666,744	281,176,955	259,397,578
Net (charge offs) recoveries to average loans outstanding	(0.28%)	(0.45%)	(0.09%)	(0.00%)	(0.01%)
Allowance for loan losses to:
Total loans at year end	1.40%	1.19%	0.98%	1.14%	1.22%
Non-performing loans	65.42%	104.59%	109.93%	164.37%	76.99%

            The Company’s provision for loan losses was $2,325,000 for the year ended December 31, 2010 and $2,553,000 for the year ended December 31, 2009.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $11,914,575 reduction in higher risk construction loans, non-performing loans increased by $4,453,193 and the total loan portfolio grew by $32,041,604 from December 31, 2009 to December 31, 2010.  This increase in both the loan portfolio and non-performing loans as well as the adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Also, management replenished the reserves to compensate for the current period net charge-offs.  Net charge offs/recoveries amounted to a net charge-off of $1,067,675 for the year ended December 31, 2010.

At December 31, 2010, the allowance for loan losses was $5,762,712 compared to $4,505,387 at December 31, 2009, an increase of $1,257,325, or 27.9%.  The ratio of the allowance for loan losses to total loans at December 31, 2010 and 2009 was 1.40% and 1.19%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 65.42% at December 31, 2010, compared to 104.59% at December 31, 2009. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006

	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$2,695,859	36%	$1,486,659	40%	$1,477,550	39%	$1,671,059	46%	$1,131,266	44%
Construction loans	1,744,068	16%	1,739,332	21%	1,478,520	25%	1,308,651	45%	1,696,175	47%
Mortgage warehouse lines	763,092	41%	537,219	32%	477,001	28%	-	0%	-	0%
Residential real estate loans	67,828	3%	72,718	3%	71,087	3%	104,326	3%	61,634	3%
Loans to individuals	194,367	3%	145,542	4%	149,386	5%	154,437	6%	139,055	6%
Unallocated	297,498		523,917		31,220		109,607		200,230

	$5,762,712	100%	$4,505,387	100%	$3,684,764	100%	$3,348,080	100%	$3,228,360	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits in the year ended December 31, 2010 averaged $548,034,011, an increase of $31,622,343, or 6.1%, compared to $516,411,668 in the year ended December 31, 2009.  At December 31, 2010, total deposits were $543,735,149, a decrease of $28,420,205, or 5.0%, from $572,155,354 at December 31, 2009.  Although the Bank’s non-interest bearing demand deposits increased by $9,549,795, or 11.6% at December 31, 2010 compared to December 31, 2009, the Company’s strategy to remain more liquid and guard against the potential ill-effects of rising market rates included the managed outflow of higher rate interest bearing demand accounts, savings accounts and time accounts.  Management believes this strategy will improve the net interest margin in future quarters.  The average rate paid on the Bank’s interest-bearing deposit balances for 2010 was 1.44%, decreasing from the 2.24% average rate for 2009.  Average interest bearing deposits increased by $22,728,907, or 5.2%, to $460,551,868 for 2010 from $437,822,941 for 2009.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2010 were $156,454,417, a decrease of $14,328,746, or 8.4%, from $170,783,163 at December 31, 2009.  The retail certificates of deposit component of time deposits increased by $3,401,710, or 4.0%, to an average of $87,523,084 for 2010 from an average of $84,121,374 for 2009.  The average cost of these deposits decreased by 118 basis points to 1.74% for 2010 from 2.92% for 2009.  Certificates of deposit of $100,000 or more decreased by $20,339,517 to an average of $73,573,668 for 2010 from an average of $93,913,185 for 2009.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds. For information concerning time deposits of  $100,000 or more by time remaining until maturity, see Note 9 of the Notes to Consolidated Financial Statements.

Average non-interest bearing demand deposits increased by $8,893,416, or 11.3%, to $87,482,143 for the year ended December 31, 2010 from $78,588,727 for the year ended December 31, 2009.  At December 31, 2010, non-interest bearing demand deposits totaled $92,023,123 an increase of 11.6% compared to $82,473,328 at December 31, 2009.  Non-interest bearing demand deposits made up 16.9% and 14.4% of total deposits at December 31, 2010 and 2009, respectively, and represent a stable, interest-free source of funds.

Savings accounts decreased by $27,981,076, or 14.5%, to $165,388,564 at December 31, 2010 from $193,369,640 at December 31, 2009.  The average balance of savings accounts for 2010 increased by $23,344,079 to $177,605,496 compared to an average balance of $154,261,417 for 2009.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice account, increased by $16,322,655, or 15.5%, to an average of $121,849,620 for 2010 from an average of $105,526,965 in 2009.  The average cost of interest bearing demand deposits decreased 48 basis points to 1.40% for 2010 compared to 1.88% for 2009.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2010		2009		2008
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand Deposits	$87,482,143	16%	$78,588,727	15%	$69,907,048	18%
Interest bearing demand deposits	121,849,620	22%	105,526,965	21%	89,274,785	23%
Savings deposits	177,605,496	32%	154,261,417	30%	79,864,816	21%
Certificates of deposit of $100,000 or more	73,573,668	13%	93,913,185	18%	70,297,311	18%
Other certificates of deposit	87,523,084	16%	84,121,374	16%	76,921,495	20%
Total	$548,034,011	100%	$516,411,668	100%	$386,265,455	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds increased by $6,356,959, or 21.5%, to $35,883,534 for the year ended December 31, 2010 from the average balance of $29,526,575 for the year ended December 31, 2009.  The average cost of other borrowed funds decreased 151 basis points to 3.07% for 2010 compared to 4.58% for 2009.

The balance of borrowings was $25,900,000 at December 31, 2010, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $15,900,000.  The balance of borrowings at December 31, 2009 was $22,500,000 consisting entirely of long-term FHLB borrowings.

At December 31, 2009, the Bank had four ten-year fixed rate convertible advances from the FHLB that total $22,500,000 in the aggregate.  These advances, in the amounts of $2,500,000, $5,000,000, $5,000,000 and $10,000,000 bore interest at the rates of 5.50%, 5.34%, 5.06%, and 4.08%, respectively.  With the exception of the $10,000,000 advance, these advances were repaid and not renewed upon maturity during 2010.  These advances may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  These advances are fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity decreased by $7,719,897, or 13.4%, to $49,681,156 at December 31, 2010, from $57,401,053 at December 31, 2009.  Tangible book value per common share increased by $0.67, or 7.0%, to $10.22 at December 31, 2010 from $9.55 at December 31, 2009.  The ratio of shareholders’ equity to total assets was 7.45%, 8.47% and 10.18% at December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  The decrease in shareholders’ equity from December 31, 2009 to December 31, 2010 was primarily the result of the repayment made to the Treasury to redeem all 12,000 shares of the Company’s Preferred Stock Series B.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the 5% stock dividends paid on February 2, 2011 and February 3, 2010, the shares of common stock underlying the warrant were adjusted to 231,782.76 shares and the exercise price was adjusted to $7.766 per share.

On October 27, 2010, the Company repaid the Treasury for the Treasury’s investment in the Company made under the TARP CPP.  The Company paid $12,120,000 (plus accrued and unpaid dividends) to the Treasury to redeem all 12,000 outstanding shares of the Company’s Preferred Stock Series B that were issued to the Treasury under the TARP program.

The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  In addition, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. This warrant remains outstanding and is still held by the Treasury.  The Company had 15 days following the date of the redemption of the Preferred Stock Series B to determine whether to repurchase the warrant from the Treasury at fair market value. The Company has informed the Treasury of its intention not to repurchase the warrant.

The terms of the Preferred Stock Series B provided for quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year, and a liquidation preference of $1,000 per share. For so long as the Preferred Stock Series B was outstanding, the Company was subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B, which among other things, restricted the payment of cash dividends or the making of other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities, with certain exceptions, without approval of the Treasury. Additionally, the Company was prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B were declared and either paid in full or set aside, with certain limited exceptions.

In addition, EESA, as amended by The American Recovery and Reinvestment Act of 2009, and guidance issued by the Treasury with respect to this legislation, provided that during the period that the Preferred Stock Series B was held by the Treasury, executive compensation was limited, the reporting of information to the Treasury and others was required, the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year was not permitted, the payment of certain severance and change in control payments to certain executives was limited, the type and the amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank was limited, a clawback of certain compensation paid to certain executives of the Company of the Bank was imposed, and new corporate governance requirements were imposed on the Company, including the inclusion of a non-binding “say on pay” proposal in the Company’s annual proxy statement.

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

In lieu of cash dividends, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2010 and 2009 and paid in 2011 and 2010, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2010.  Further discussion of these commitments is included in Note 16 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$3,563,120	$0	$0	$0	$3,563,120
Commitments to extend credit	$182,610,215	$0	$0	$0	$182,610,215
Commitments to sell residential loans	$21,219,230	$0	$0	$0	$21,219,230

Liquidity

At December 31, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $322,174,000, of its December 31, 2010 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2010, the balance of cash and cash equivalents was $17,710,501.

Net cash provided by operating activities totaled $8,271,329 for the year ended December 31, 2010 compared to net cash used in operations of $14,015,564 for the year ended December 31, 2009.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $20,949,039 for the year ended December 31, 2010 compared to net cash used in investing activities of $102,649,885 for the year ended December 31, 2009.  The decrease in cash usage for 2010 compared to 2009 resulted from an increased volume of securities repayments during 2010.

Net cash used in financing activities totaled $37,364,152 for the year ended December 31, 2010 compared to net cash provided by financing activities of $128,186,615 for the year ended December 31, 2009.  The cash used in 2010 resulted primarily from a decrease in demand, savings and time deposits combined with the repayment of the Company’s Preferred Stock Series B.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2010, prepayments and maturities of investment securities totaled $222,196,527.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2010.

Interest Rate Sensitivity Analysis at December 31, 2010
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$9,519	$-	$-	$-	$9,519	$-	$-	$8,180	$17,699
Federal funds sold	11	-	-	-	11	-	-	-	11
Investment securities	8,162	31,064	20,414	10,889	70,529	69,027	27,805	-	167,361
Loans held for sale	21,219	-	-	-	21,219	-	-	-	21,219
Loans, net of allowance for loan losses	289,816	7,711	9,938	16,615	324,080	69,976	17,932	(5,763)	406,225
Other assets	-	-	-	-	-	-	-	31,880	31,880
	$328,727	$38,775	$30,352	$27,504	$425,358	$139,003	$45,737	$34,297	$644,395
Sources of Funds :
Demand deposits - noninterest bearing	$-	$-	$-	$-	$-	$-	$-	$92,023	$92,023
Demand deposits - interest bearing	58,964	-	-	-	58,964	59,470	11,435	-	129,869
Savings deposits	110,200	-	-	19	110,219	24,762	30,408	-	165,389
Time deposits	10,942	29,128	25,315	42,568	107,953	48,501	-	-	156,454
Borrowings	15,900	-	-		15,900	-	10,000	-	25,900
Redeemable subordinated debentures	-	18,557	-	-	18,557	-	-	-	18,557
Non-interest-bearing sources	-	-	-	-	-	-	-	56,203	56,203
	$196,006	$47,685	$25,315	$42,587	$311,593	$132,733	$51,843	$148,226	$644,395

Asset (Liability) Sensitivity Gap :
Period Gap	$132,721	$(8,910)	$5,037	$(15,083)	$113,765	$6,270	$(6,106)	$(113,929)	-
Cumulative Gap	$132,721	$123,811	$128,848	$113,765	$113,765	$(120,035)	$113,929	-	-
Cumulative Gap to Total Assets	20.6%	19.2%	20.0%	17.7%	17.7%	(18.6)%	-	-	-
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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers.”.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010.  The information in the table has been adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	140,045	$11.03	235,554
Equity compensation plans not approved by security holders (2)	16,199	$5.85	-
Total	156,244	$10.74	235,554

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance”.

 Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.            Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2010 and 2009.

Consolidated Statements of Income – For the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2010.

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
Amended and Restated 1st Constitution Bancorp Directors’ Insurance Plan, effective as of June 16, 2005 (incorporated by reference to Exhibit No. 10 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on March 24, 2006)

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

10.12	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.13	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.14	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.15	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.16	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.17	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K  (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.18	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K  (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

Exhibit No.		Description

10.19
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.20
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.21
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.22	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.23	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.24
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

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

10.27	#
Letter Agreement with Robert F. Mangano dated November 5, 2009 and executed by Mr. Mangano on November 7, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on March 26, 2010)

10.28	#
Letter Agreement with Joseph M. Reardon dated November 5, 2009 and executed by Mr. Reardon on November 7, 2009 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed with the SEC on March 26, 2010)

10.29	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.30
Branch Purchase and Assumption Agreement and Agreement for Purchase between Amboy Bank and 1st Constitution Bank dated  as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 3, 2011)

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
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 23, 2011

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

CASH AND DUE FROM BANKS	$17,699,103	$25,842,901

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,398	11,384

Total cash and cash equivalents	17,710,501	25,854,285

INVESTMENT SECURITIES
Available for sale, at fair value	85,470,993	204,118,850
Held to maturity (fair value of $81,712,004 and $24,215,530 at December 31, 2010 and 2009, respectively)	81,889,895	23,608,980
Total securities	167,360,888	227,727,830

LOANS HELD FOR SALE	21,219,230	21,514,785

LOANS	411,987,339	379,945,735
Less- Allowance for loan losses	(5,762,712)	(4,505,387)

Net loans	406,224,627	375,440,348

PREMISES AND EQUIPMENT, net	6,148,626	4,899,091

ACCRUED INTEREST RECEIVABLE	2,405,741	2,274,087

BANK-OWNED LIFE INSURANCE	11,474,643	10,319,055

OTHER REAL ESTATE OWNED	4,850,818	1,362,621

OTHER ASSETS	7,000,155	8,604,378
Total assets	$644,395,229	$677,996,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$92,023,123	$82,473,328
Interest bearing	451,712,026	489,682,026
Total deposits	543,735,149	572,155,354

BORROWINGS	25,900,000	22,500,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,434,338	1,757,151
ACCRUED EXPENSES AND OTHER LIABILITIES	5,087,586	5,625,922
Total liabilities	594,714,073	620,595,427

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 5,000,000 shares authorized, of which 12,000 shares of Series B, $1,000 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding at December 31, 2009	-	11,473,262
Common stock, no par value; 30,000,000 shares authorized; 4,811,294 and 4,526,827 shares issued and 4,803,459 and 4,515,924 shares outstanding as of December 31, 2010 and 2009, respectively	38,899,855	36,774,621
Retained earnings	10,741,779	10,307,331
Treasury Stock, at cost, 8,885 shares and 10,903 shares at December 31, 2010 and 2009, respectively	(58,652)	(73,492)
Accumulated other comprehensive income (loss)	98,174	(1,080,669)
Total shareholders’ equity	49,681,156	57,401,053
Total liabilities and shareholders’ equity	$644,395,229	$677,996,480

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2010 and 2009

	2010	2009
INTEREST INCOME:
Loans, including fees	$24,019,866	$24,390,271
Securities:
Taxable	4,782,984	5,143,123
Tax-exempt	453,146	486,652
Federal funds sold and
short-term investments	45,023	116,070
Total interest income	29,301,019	30,136,116

INTEREST EXPENSE:
Deposits	6,647,869	9,829,032
Borrowings	1,100,354	1,353,489
Redeemable subordinated debentures	1,071,275	1,072,827

Total interest expense	8,819,498	12,255,348

Net interest income	20,481,521	17,880,768

PROVISION FOR LOAN LOSSES	2,325,000	2,553,000
Net interest income after provision
for loan losses	18,156,521	15,327,768

NON-INTEREST INCOME:
Service charges on deposit accounts	731,244	885,702
Gain on sales of loans	1,635,903	1,325,274
Gain on sales of securities available for sale	-	1,138,655
Income on Bank-owned life insurance	405,588	389,851
Other-than temporary security impairment:
Total	-	(864,727)
Less: Portion recognized in other comprehensive loss	-	500,944
Portion recognized in earnings	-	(363,783)
Other income	1,464,696	1,129,377
Total other income	4,237,431	4,505,076

NON-INTEREST EXPENSES:
Salaries and employee benefits	10,087,569	9,352,360
Occupancy expense	1,903,702	1,783,031
Data processing expenses	1,121,519	1,085,257
FDIC insurance expense	816,125	1,193,309
Other operating expenses	3,890,208	3,701,844
Total other expenses	17,819,123	17,115,801
Income before income taxes	4,574,829	2,717,043

INCOME TAXES	1,267,038	156,282
Net income	3,307,791	2,560,761
Dividends and accretion on preferred stock	1,021,738	719,601
Net income available to common shareholders	$2,286,053	$1,841,160

NET INCOME PER COMMON SHARE
Basic	$0.48	$0.39
Diluted	$0.48	$0.39
WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	4,776,809	4,693,941
Diluted	4,803,503	4,709,909

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

					Accumulated
					Other	Total
	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Stock	Earnings	Stock	Income/(loss)	Equity

BALANCE, January 1, 2009	$11,387,828	$35,180,433	$9,653,923	$(53,331)	$(549,201)	$55,619,652

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		295,320		58,305		353,625

Share-based compensation		111,116				111,116

Treasury Stock purchased (12,353 shares)				(78,466)		(78,466)

5% stock dividend declared December 2009		1,187,752	(1,187,752)			-

Dividends on preferred stock			(611,667)			(611,667)

Preferred stock issuance costs	(22,500)					(22,500)

Accretion of discount on preferred stock	107,934		(107,934)			-

Comprehensive Income:
Net Income - 2009			2,560,761			2,560,761

Pension liability
net of tax of $45,694					68,517	68,517

Unrealized loss on securities available for sale
net of tax of $235,686					(434,736)	(434,736)

Unrealized gain on interest rate swap contract
net of tax benefit of $109,976					165,374	165,374

Impairment loss on securities net of tax of $170,321					(330,623)	(330,623)

Comprehensive Income						2,029,293

BALANCE, December 31, 2009	11,473,262	36,774,621	10,307,331	(73,492)	(1,080,669)	57,401,053

Redemption of preferred stock	(12,000,000)					(12,000,000)

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		211,213		19,304		230,517

Treasury stock purchased (556 shares)				(4,464)		(4,464)

Share-based compensation		62,416				62,416

5% stock dividend declared December 2010		1,851,605	(1,851,605)			0

Dividends on preferred stock			(495,000)			(495,000)

Accretion of discount on preferred stock	526,738		(526,738)			0

Comprehensive Income:
Net Income - 2010			3,307,791			3,307,791

Pension liability
net of tax of $182,584					273,105	273,105

Unrealized gain on securities available for sale
net of tax of $302,530					587,266	587,266

Unrealized gain on interest rate swap contract
net of tax benefit of $211,782					318,472	318,472

Comprehensive Income						4,486,634

BALANCE, December 31, 2010	$0	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES:
Net income	$3,307,791	$2,560,761
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	2,325,000	2,553,000
Provision for loss on other real estate owned	159,612	-
Depreciation and amortization	648,388	628,407
Net amortization of premiums on securities	1,090,932	51,773
Other than temporary securities impairment loss	-	363,783
Gains on sales of securities available for sale	-	(1,138,655)
Gains on sales of other real estate owned	(151,532)	(82,690)
Gains on sales of loans held for sale	(1,635,903)	(1,325,274)
Originations of loans held for sale	(153,818,323)	(159,468,307)
Proceeds from sales of loans held for sale	155,749,781	144,980,878
Income on bank-owned life insurance	(405,588)	(389,851)
Share-based compensation expense	270,416	255,275
Deferred tax benefit	(969,932)	(1,296,270)
(Increase) in accrued interest receivable	(131,654)	(81,486)
(Decrease) increase in other assets	1,975,607	(3,255,237)
(Decrease) in accrued interest payable	(322,813)	(226,951)
Increase in accrued expenses and other liabilities	179,550	1,855,280

Net cash provided by (used in) operating activities	8,271,329	(14,015,564)

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(40,266,910)	(215,232,453)
Held to maturity	(121,763,811)	(4,908,323)
Proceeds from maturities and repayments
of securities -
Available for sale	158,903,787	87,005,097
Held to maturity	63,292,740	16,884,855
Proceeds from sales of securities available for sale	-	18,102,327
Net increase in loans	(38,433,491)	(8,765,060)
Purchase of bank-owned life insurance	(750,000)	-
Capital expenditures	(1,861,211)	(581,620)
Additional investment in other real estate owned	(83,737)	(396,139)
Proceeds from sales of other real estate owned	1,911,672	5,241,431

Net cash provided by (used in) investing activities	20,949,039	(102,649,885)

FINANCING ACTIVITIES:

Exercise of stock options and issuance of treasury stock	230,517	353,625
Purchase of treasury stock	(4,464)	(78,466)
Dividends paid on preferred stock	(570,000)	(536,667)
Preferred stock issuance costs paid	-	(22,500)
Net (decrease) increase in demand, savings and time deposits	(28,420,205)	157,470,623
Repayment of long-term borrowings	(12,500,000)	(8,000,000)
Net increase (decrease) in short-term borrowings	15,900,000	(21,000,000)
Repayment of preferred stock	(12,000,000)	-

Net cash (used in) provided by financing activities	(37,364,152)	128,186,615

(Decrease) increase in cash and cash equivalents	(8,143,784)	11,521,166

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	25,854,285	14,333,119

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$17,710,501	$25,854,285

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$9,142,311	$12,482,299
Income taxes	2,360,000	775,916
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	5,324,212	4,435,364
Foreclosed real estate transferred to bank premises for bank use	-	2,606,677

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey area.  The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eleven additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Jamesburg, Lawrenceville, Montgomery, Perth Amboy, Plainsboro, West Windsor, and Princeton, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street LLC and 249 New York Avenue LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2010, 64.2% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 16.4% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 19.4% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans, the majority of which are secured by real estate.  The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive assets compared to the generally longer duration of interest-sensitive liabilities.  In a volatile rate environment, assets held by the Bank will re-price faster than liabilities of the Bank, thereby affecting net interest income.  For this reason, management regularly monitors the maturity structure and rate adjustment features of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

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

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2010.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This pool of insurance, due to the advantages of the Bank, is profitable to the Company.  This profitability offsets a portion of future benefit costs and is intended to provide a funding source for the payment of future benefits.  The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

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

The Bank accounts for its transfers and servicing of financial assets in accordance with ASC Topic 860, “Transfers and Servicing.”  The Bank originates mortgages under a definitive plan to sell those loans with servicing generally released.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value.  Gains and losses on sales are also accounted for in accordance with ASC Topic 860.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $3,563,120 and $3,387,018 at December 31, 2010 and 2009, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2010.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2010 and 2009.

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

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or part, is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

The following is our charge-off policy by our loan segments:

Commercial

Loans are generally fully or partially charged down to the fair value of collateral securing the asset when:
•	Management judges the loan to be uncollectible;
•	Repayment is deemed to be protracted beyond reasonable time frames;
•	The loan has been classified as a loss by either internal loan review process or external examiners;
•	The customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or
•	The loan is significantly past due unless both well secured and in the process of collection.

Consumer

Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes.  Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of buildings are forty years, furniture and fixtures and equipment are three to fifteen years, and leasehold improvements are three to ten years .  Expenditures for maintenance and repairs are charged to expense as incurred.

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2010 and 2009.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2010 and 2009, and has not recognized any liabilities for tax uncertainties as of December 31, 2010 and 2009. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2010 and 2009. The tax years subject to examination by the taxing authorities are, for federal purposes, the years ended December 31, 2010, 2009, and 2008, and for state purposes, the years ended December 31, 2010, 2009, 2008 and 2007.

Other Real Estate Owned

Other real estate owned obtained through loan foreclosures or the receipt of deeds-in-lieu of foreclosure is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property.  Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent allowable, and losses, on the disposition of these properties are reflected in current operations.

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

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” the Company recognizes the under funded status of this postretirement plan as a liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income.

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

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, common stock options and unvested restricted stock awards, using the treasury stock method.  All share information has been restated for the effect of a 5% stock dividend declared on December 17, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) calculations:

	Year Ended December 31, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$3,307,791
Preferred stock dividends and accretion	(1,021,738)
Income available to common shareholders	2,286,053	4,776,809	$0.48

Effect of dilutive securities
Stock options and unvested stock awards	-	26,694	-

Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,286,053	4,803,503	$0.48

	Year Ended December 31, 2009
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$2,560,761
Preferred stock dividends and accretion	(719,601)
Income available to common shareholders	1,841,160	4,693,941	$0.39

Effect of dilutive securities
Stock options and unvested stock awards	-	15,968	-

Diluted EPS
Net income available to common stockholders plus assumed conversion	$1,841,060	4,709,909	$0.39

As disclosed in Note 19, the Company repurchased all outstanding preferred stock on October 27, 2010.  During the years ended December 31, 2010 and 2009, preferred stock dividends and discount accretion served to decrease earnings per share by $0.21 and $0.15, respectively.  For the years ended December 31, 2010 and 2009, 79,400 and 141,412 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.  For the two years ended December 31, 2010 and 2009, all common stock warrants issued under the CPP were anti-dilutive.

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2010 and 2009.

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

The FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  The adoption of this guidance has not had a material impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of ASU 2010-18 did not to have a significant impact to the Company’s consolidated financial position or result of operations.

The FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.    The adoption of ASU 2010-20 has not had and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures abut Troubled Debt Restructurings in ASU No. 2010-20.  ASU 2011-01 deferred the disclosure requirements related to troubled debt restructurings that were required at December 31, 2010 under ASU 2010-20 but did not defer the effective date of the other disclosure requirements in ASU 2010-20.  This guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$34,299,374	$60,189	$0	$34,359,563
Residential collateralized mortgage obligations- GSE	18,653,850	483,908	0	19,137,758
Residential collateralized mortgage obligations- non GSE	5,677,577	113,496	(29,751)	5,761,322
Residential mortgage backed securities – GSE	16,963,589	1,206,146	0	18,169,735
Obligations of State and
Political subdivisions	3,110,145	23,768	(112,485)	3,021,428
Trust preferred debt securities – single issuer	2,460,380	0	(602,877)	1,857,503
Corporate debt securities	1,495,438	4,973	(1,827)	1,498,584
Restricted Stock	1,640,100	0	0	1,640,100
Mutual Fund	25,000	0	0	25,000

	$84,325,453	$1,892,480	$(746,940)	$85,470,993

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$23,170,741	$0	$23,170,741	$93,600	$(50,721)	$23,213,620
Residential collateralized mortgage obligations – GSE	2,520,690	0	2,520,690	84,253	0	2,604,943
Residential mortgage backed securities – GSE	9,344,517	0	9,344,517	131,443	(41,711)	9,434,249
Obligations of State and
Political subdivisions	19,467,404	0	19,467,404	245,290	(352,534)	19,360,160
Trust preferred debt securities - pooled	642,478	(500,944)	141,534	0	(137,361)	4,173
Corporate debt securities	27,245,009	0	27,245,009	67,696	(217,846)	27,094,859

	$82,390,839	$(500,944)	$81,889,895	$622,282	$(800,173)	$81,712,004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$138,351,028	$291,906	$(673,252)	$137,969,682
Residential collateralized mortgage obligations - GSE	26,541,021	141,061	(158,696)	26,523,387
Residential collateralized mortgage obligations – non- GSE	8,208,102	31,637	(93,327)	8,146,411
Residential mortgage backed securities – GSE	24,182,584	1,449,071	0	25,631,655
Obligations of State and
Political subdivisions	2,633,210	45,644	(91,212)	2,587,642
Trust preferred debt securities – single issuer	2,457,262	0	(687,089)	1,770,173
Restricted Stock	1,464,900	0	0	1,464,900
Mutual Fund	25,000	0	0	25,000

	$203,863,107	$1,959,319	$(1,703,576)	$204,118,850

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$4,881,475	$-	$4,881,475	$150,055	$0	$5,031,530
Residential mortgage backed securities – GSE	6,111,131	-	6,111,131	97,782	(29,521)	6,179,392
Obligations of State and
Political subdivisions	8,600,596	-	8,600,596	270,947	0	8,871,543
Trust preferred debt securities - pooled	633,998	(500,944)	133,054	0	0	133,054
Corporate debt securities	3,882,724	-	3,882,724	117,287	0	4,000,011

	$24,109,924	$(500,944)	$23,608,980	$636,071	$(29,521)	$24,215,530
The carrying value and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Carrying Value	Fair Value
Available for sale-
Due in one year or less	$35,978,738	$36,039,903
Due after one year through five years	3,021,270	3,087,164
Due after five years through ten years	5,855,939	6,167,604
Due after ten years	39,469,506	40,176,322

Total	$84,325,453	$85,470,993

Held to maturity-
Due in one year or less	$1,268,643	$1,264,678
Due after one year through five years	48,663,237	48,622,175
Due after five years through ten years	12,653,167	12,825,064
Due after ten years	19,805,792	19,000,087

Total	$82,390,839	$81,712,004

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 are as follows:

2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	6	$5,120,020	$(50,721)	$-	$-	$5,120,020	$(50,721)

Residential collateralized mortgage Obligations – Non-GSE	2	2,035,105	(21,478)	372,747	(8,273)	2,407,852	(29,751)

Residential mortgage backed securities GSE	4	4,393,707	(41,711)	-	-	4,393,707	(41,711)

Obligations of State and Political subdivisions	31	11,124,090	(378,918)	927,538	(86,101)	12,051,628	(465,019)

Trust preferred debt securities – Single issuer	4	0	0	1,857,503	(602,877)	1,857,503	(602,877)

Trust preferred debt securities – pooled	1	0	0	4,173	(638,305)	4,173	(638,305)

Corporate debt securities	45	24,917,591	(219,673)	0	0	24,917,591	(219,673)

Total temporarily impaired securities	93	$47,590,513	$(712,501)	$3,161,961	$(1,335,556)	$50,752,474	$(2,048,057)

2009		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored Corporations and agencies	33	$73,177,106	$(673,252)	$-	$-	$73,177,106	$(673,252)

Residential collateralized mortgage obligations – GSE	4	9,399,574	(158,696)	-	-	9,399,524	(158,696)

Residential collateralized mortgage obligations - Non-GSE	1	-	-	428,264	(93,127)	428,264	(93,127)

Residential mortgage backed securities GSE	1	2,885,660	(29,521)	-	-	2,885,660	(29,521)

Obligations of State and Political Subdivisions	1	924,549	(91,212)	-	-	924,549	(91,212)

Trust preferred debt securities – single issue	4	-	-	1,770,172	(687,089)	1,770,172	(687,089)

Trust preferred debt securities – pooled	1	-	-	133,054	(500,944)	133,054	(500,944)

Total temporarily impaired securities	45	$86,386,889	$(952,681)	$2,331,490	$(1,281,360)	$88,718,379	$(2,234,041)

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

Corporate debt securities.  The unrealized losses on investments in corporate debt securities were caused by interest rate increases.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

The following table sets forth information with respect to this security at December 31, 2010:

Pooled Trust Preferred Security Detail
Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral	Percent of Underlying Collateral In Default	Moody’s/ S & P Ratings
PreTSL XXV	B-1	$141,534	$4,273	$(137,261)	64.1%	23.3%	12.6%	Caa2/NR

The original cost of PreTSL XXV at December 31, 2010 and 2009 was $997,781.  In reviewing our investment in PreTSL XXV at December 31, 2010, we have assumed average deferrals and defaults of 1.50% per year through the remaining term of the security (through June 2027).  Based on management’s evaluation of this security at December 31, 2010, and because the Company does not intend to sell this security before a market price recovery or maturity, there was no additional other-than-temporary impairment recorded at December 31, 2010.

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

The Company recorded gross gains and losses on sales of securities available for sale of $1,138,655 and zero respectively, in 2009.  There were no sales of securities in 2010.

As of December 31, 2010 and 2009, securities having a book value of $34,568,523 and $25,388,488, respectively, were pledged to secure public deposits, other borrowings and for other purposes required by law.

3.           Loans and Loans Held for Sale

Loans are as follows:

	2010	2009

Commercial business	$54,733,172	$57,925,392
Commercial real estate	95,277,814	96,306,097
Mortgage warehouse lines	169,575,899	119,382,078
Construction loans	67,890,703	79,805,278
Residential real estate loans	10,435,038	10,253,895
Loans to individuals	13,349,036	15,554,027
All other loans	181,924	229,159
Gross Loans	411,443,586	379,435,926
Deferred loan fees	543,753	489,809
	$411,987,339	$379,945,735

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $21,219,230 at December 31, 2010 and $21,514,785 at December 31, 2009.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2010 and 2009 are residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2010 and 2009.

4.           Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	2010	2009
Balance, beginning of year	$4,505,387	$3,684,764
Provision charged to operations	2,325,000	2,553,000
Loans charged off	(1,081,555)	(1,740,518)
Recoveries of loans charged off	13,880	8,141
Balance, end of year	$5,762,712	$4,505,387

The amount of loans which were not accruing interest amounted to $8,809,167 and $4,161,628 at December 31, 2010 and 2009, respectively.  Impaired loans totaled $8,809,167 and $5,267,533 at December 31, 2010 and 2009, respectively.  There were specific valuation allowances of $574,765 on $3,459,515 of impaired loans at December 31, 2010 and $176,781 of specific valuation allowances on $1,292,910 of impaired loans at December 31, 2009.  At December 31, 2009, the Bank had two loans that totaled $145,898 in loans that were 90 days or more past due and still accruing interest income.  There were no loans 90 days or more past due and still accruing interest at December 31, 2010.

Additional income before taxes amounting to $515,723 and $624,224 would have been recognized in 2010 and 2009, respectively, if interest on all loans had been recorded based upon original contract terms.  No interest was recognized on impaired loans in 2010 or 2009.  The average recorded investment in impaired loans for the years ended December 31, 2010 and 2009 was $8,192,166 and $5,469,035 respectively.

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at December 31, 2010:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0	$6,569,296
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0	750,623
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0	1,411,390
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0	77,858
Other	0	0	0	0	181,924	181,924	0	0

Deferred Loan Fees	0	0	0	0	543,753	543,753	0	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0	$8,809,167

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

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

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

The following discusses the risk characteristics of each of our loan portfolio segments, commercial and consumer.

Commercial

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

Consumer

The Company’s loan portfolio consumer segment is comprised of residential real estate loans, home equity loans and other loans to individuals.  Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and industry historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at the Bank and adequately margined. Loans that are based upon "blue chip" stocks listed on the major exchanges and adequately margined.

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials and service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals supported by high net worths and liquid assets.

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin.  Such company has established a profitable record over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved.  Management is well-balanced and competent in their responsibilities.  Economic environment is favorable; however, competition is strong.  The prospects for growth are good.  Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above . Loans to individuals supported by good net worths but whose supporting assets are illiquid.

3w.  Watch List - Included in this category are loans evidencing problems identified by Bank management requiring closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower's ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is "one man" or weak or incompetent or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

5.  Substandard - Loans in this category possess weaknesses that jeopardize the ultimate collection of total outstandings.  These weaknesses require close supervision by Bank management.  Current financial statements are unavailable and the loan is inadequately protected by the collateral pledged.  This category will normally include loans that have been classified as substandard by the regulators.

6.  Doubtful - Loans with weaknesses inherent in the substandard classification and where collection or liquidation in full is highly questionable.  It is likely that the loan will not be collected in full and the Bank will suffer some loss which is not quantifiable at the time of review.

7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category should immediately be eliminated from the Bank's loan loss reserve.  Any accrued interest should immediately be backed out of income.

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2010.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain; or (2) they are contractually past due 90 days or more as to interest or principal payments unless both well secured and in the process of collection.

Period-End Balances By Impairment Method
			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,271,178	$181,924	0	0	$411,987,339
Individually evaluated for impairment	4,142,137	3,177,782	1,411,390	0	0	77,858	0	0	0	8,809,167
Collectively evaluated for impairment	63,748,566	51,555,390	93,866,424	169,575,899	10,435,038	13,271,178	181,924	0	543,753	403,178,172
Loans acquired with deteriorated credit quality	0	0	0	0	0	0	0	0	0	0

When a loan is identified as impaired, the measurement of impairment is based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In such cases, the current fair value of the collateral less selling costs is used.  If the value of the impaired loan is less than the recorded investment in the loan, the impairment is recognized through an allowance estimate or a charge to the allowance.

Impaired Loans Receivables (By Class)

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	0	0	--

Residential Real Estate	0	0	--

Consumer
Loans to Individuals	0	0	--
Other	0	0	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	0	0	0

Residential Real Estate	0	0	0

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	0	0	0

Total:
Commercial	$8,731,309	$8,785,093	$496,907
Residential Real Estate	0	0	0
Consumer	77,858	77,858	77,858

5.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2010 and 2009 is as follows:
	2010	2009
Balance, beginning of year	$4,371,039	$4,795,649
Loans granted	101,954	68,252
Repayments of loans	(1,104,207)	(492,862)

Balance, end of year	$3,368,786	$4,371,039

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2010 and 2009.

6.           Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2010	2009
Land		$241,784	$241,784
Construction in progress		3,897	2,929,011
Building	40 Years	4,143,798	735,579
Leasehold improvements	10 Years	3,101,081	2,287,324
Furniture and equipment	3 – 15 Years	3,182,512	2,907,147
		10,673,072	9,100,854
Less Accumulated depreciation		(4,524,446)	(4,201,754)
		$6,148,626	$4,899,091

Construction in progress at December 31, 2009, consisted primarily of a $2,606,677 property acquired via the receipt of deed-in-lieu of a foreclosure on a commercial real estate loan and subsequent costs incurred in preparing this property for use in the Company’s operations during 2010.

Depreciation expense was $611,676 and $591,695 for the years ended December 31, 2010 and 2009, respectively.

7.           Other Real Estate Owned (“OREO”)

The Bank held five properties valued at $4,850,818 at December 31, 2010 and four properties valued at $1,362,621 at December 31, 2009.  The Company incurred an impairment write-down of $150,612 on one OREO property during the year ended December 31, 2010.  The Company did not incur any write-downs on OREO properties during the year ended December 31, 2009.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  Net OREO expenses amounted to $336,307 and $123,795 for the years ended December 31, 2010 and 2009, respectively.

8.           Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

	2010	2009
Goodwill	$472,726	$472,726
Core deposits intangible	136,935	173,647
Total	$609,661	$646,373

Amortization expense of intangible assets was $36,712 for each of the years ended December 31, 2010 and 2009.

Scheduled amortization of the core deposits intangible is as follows:

2011	$36,712
2012	36,712
2013	36,712
2014	26,799
$136,935

9.           Deposits

Deposits consist of the following:

	2010	2009
Demand
Non-interest bearing	$92,023,123	$82,473,328
Interest bearing	129,869,045	125,529,223
Savings	165,388,564	193,369,640
Time	156,454,417	170,783,163
	$543,735,149	$572,155,354

At December 31, 2010, time deposits have contractual maturities as follows:

Year	Amount
2011	$107,952,166
2012	29,890,786
2013	8,533,143
2014	2,066,993
2015	8,011,329
$156,454,417

Individual time deposits $100,000 or greater amounted to $83,557,138 and $87,499,947 at December 31, 2010 and 2009, respectively.  As of December 31, 2010, time certificates of deposit in amounts of $100,000 or more have remaining maturity time as follows:

Maturity Range	Amount
Three months or less	$18,836,294
Over three months through six months	12,034,755
Over six months through twelve months	26,363,274
Over twelve months	26,322,815
$83,557,138

10.           Borrowings

The balance of borrowings was $25,900,000 at December 31, 2010, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $15,900,000.  The balance of borrowings was $22,500,000 at December 31, 2009 and consisted entirely of long-term FHLB borrowings.

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $322,174,000, of its December 31, 2010 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2011 at which time it will be subject to review and renewal.

The Bank has one ten-year fixed rate convertible advances from the FHLB.  This advance, in the amount of $10,000,000 bears interest at the rate of 4.08%.  This advance is convertible quarterly at the option of the FHLB and is fully secured by marketable securities.  The FHLB advance matures on July 31, 2017. Due to the call provision, expected maturity could differ from contractual maturity.

11.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.95% at December 31, 2010).  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

12.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2010	2009
Federal-
Current	$2,048,673	$1,338,992
Deferred	(773,914)	(1,015,655)
	1,274,759	323,337
State-
Current	188,297	113,560
Deferred	(196,018)	(280,615)
	(7,721)	(167,055)
	$1,267,038	$156,282

A comparison of income tax expense at the Federal statutory rate in 2010 and 2009 to the Company’s provision for income taxes is as follows:

	2010	2009

Federal income tax	$1,555,442	$923,795
Add (deduct) effect of:
State income taxes net of federal income tax effect	(5,096)	(110,257)
Tax-exempt interest income	(154,070)	(165,462)
Bank-owned life insurance	(137,900)	(132,549)
Other items, net	8,662	(359,245)
Provision for income taxes	$1,267,038	$156,282

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009
Deferred tax assets (liabilities):
Write down of OREO	$63,749	$-
Allowance for loan losses	2,301,627	1,799,452
Unrealized gain on securities available for sale	(389,483)	(86,953)
SERP Liability	1,279,855	1,171,736
Unrealized loss on interest rate swap	141,990	353,772
State net operating loss carryover	-	45,319
Other than temporary impairment loss	294,007	294,007
Depreciation	383,700	310,523
Nonaccrual interest	478,435	249,315
FAS 158 pension liability	75,841	258,425
Other	20,422	26,830
Subtotal	4,650,142	4,422,426
Valuation allowance	-	(45,319)
Net deferred tax assets	$4,650,142	$4,377,107

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

13.           Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and their related income tax effects are as follows:

	December 31, 2010	December 31, 2009
Unrealized holding gains on securities available for sale	$1,145,540	$255,744
Related income tax effect	(389,483)	(86,953)
	756,057	168,791

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized holding loss interest rate swap contract	(353,552)	(883,806)
Related income tax effect	141,990	353,772
	(211,562)	(530,034)

Pension Liability	(191,539)	(647,228)
Related income tax effect	75,841	258,425
	(115,698)	(388,803)

Accumulated other comprehensive income (loss)	$98,174	$(1,080,669)

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders equity were as follows:

	Net Unrealized Gains (Losses) On Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$603,527	$-	$(695,408)	$(457,320)	$(549,201)

Net Change	(434,736)	(330,623)	165,374	68,517	(531,468)

Balance, December 31, 2009	168,791	(330,623)	(530,034)	(388,803)	(1,080,669)

Net Change	587,266	-	318,472	273,105	1,178,843

Balance, December 31, 2010	$756,057	$(330,623)	$(211,562)	$(115,698)	$98,174

14.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2010 and 2009 up to 6% of base compensation.  Employer contributions to the plan amounted to $157,868 in 2010 and $150,298 in 2009.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2010 and 2009 is approximately $3,392,213 and $3,609,184, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense of $669,706 and $688,179 is included in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $11.5 million and $10.3 million as of December 31, 2010 and 2009, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2010	2009
Change in Benefit Obligation
Liability for pension, beginning	$3,609,184	$3,045,192
Service cost	250,739	286,843
Interest cost	181,665	188,057
Actuarial loss	(218,383)	89,092
Benefits	(430,992)	-
Liability for pension, ending	$3,392,213	$3,609,184

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(3,392,213)	$(3,609,184)
Net actuarial loss included in accumulated other comprehensive income	(25,743)	330,510
Prior service cost included in accumulated other comprehensive income	207,310	306,742
Net recognized pension expense	$(3,210,646)	$(2,971,932)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,392,213	$3,609,184
Accumulated benefit obligation	3,173,092	3,393,837

Components of Net Periodic Benefit Cost	2010	2009
Service cost	$250,739	$286,843
Interest cost	181,665	188,057
Amortization of prior service cost	99,432	99,432
Recognized net actuarial gain	137,870	113,847
Net periodic benefit expense	$669,706	$688,179

The net periodic benefit cost for the year ended December 31, 2011 is projected to be $513,698.

During the year ended December 31, 2011, actuarial (gains) and prior service cost of $(13,579) and $99,432, respectively, are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2010	2009
Discount Rate	6.00%	6.00%
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments
2011	$288,860
2012	$288,860
2013	$349,603
2014	$349,603
2015	$349,603
2016-2020	$2,020,411

15.           Share Based Compensation

The Company’s Stock Plans authorize the issuance of an aggregate of 1,236,375 shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2010, there were 235,554 shares of common stock (as adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011) available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to stock options was $62,416 and $111,116 for the years ended December 31, 2010 and 2009, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2010 and 2009 (as adjusted to reflect the 5% stock dividend declared in December 2010) are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	180,855	$9.00
Granted	40,264	8.23
Exercised	(58,674)	4.27
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2009	162,445	10.51	6.1	$11,274
Granted	-	-
Exercised	(3,793)	3.05
Forfeited	(2,408)	9.02
Expired	-	-
Outstanding at December 31, 2010	156,244	$10.74	5.3	$56,467

Exercisable at December 31, 2010	128,075	$11.18	4.6	$47,662

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2010 and 2009 was $16,363 and $83,322, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2010:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.81 to $6.27	18,415	1.0	$5.86	18,415	1.0	$5.86
$7.49 to $11.85	75,261	6.5	$9.23	47,901	5.5	$9.59
$12.69 to $15.18	62,568	5.1	$13.99	61,759	5.1	$14.01
	156,244	5.3	$10.74	128,075	4.6	$11.18

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the year ended December 31, 2009 are as follows:

	January 2009	August 2009
Number of options granted	18,984	21,279
Fair value of options granted	$3.26	$2.89
Risk-free rate of return	1.60%	2.57%
Expected option life in years	7	7
Expected volatility	27.58%	27.58%
Expected dividends (1)	-	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2010, there was approximately $85,663 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2010 and 2009 (as adjusted to reflect the 5% stock dividend declared in December 2010):

Nonvested Shares	Number of Shares	Average Grant-Date Fair Value
Nonvested at January 1, 2009	33,594	$13.34
Granted	62,578	8.10
Vested	(16,613)	12.94
Forfeited	-	-
Nonvested at December 31, 2009	79,559	9.08
Granted	56,359	6.85
Vested	(23,325)	10.07
Forfeited	(3,075)	9.63
Nonvested at December 31, 2010	109,518	$7.70

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line respectively.

Stock based compensation expense related to stock grants was $208,000 and $142,100 for the year ended December 31, 2010 and 2009.

As of December 31, 2010, there was approximately $668,940 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

16.           Commitments and Contingencies

As of December 31, 2010, future minimum rental payments under non-cancelable operating leases are as follows:

2011	$940,670
2012	914,336
2013	937,037
2014	698,628
2015	454,530
Thereafter	1,459,977
$5,405,178

Rent expense aggregated $1,144,337 and $1,112,313 for the years ended December 31, 2010 and 2009, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $182,610,215 and $216,651,774 to its borrowers as of December 31, 2010 and December 31, 2009, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $3,563,120 at December 31, 2010 and $3,387,018 at December 31, 2009.  The current amount of the liability as of December 31, 2010 and 2009 for guarantors under standby letters of credit is not material.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $21.2 million at December 31, 2010 and $21.5 million at December 31, 2009.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2010 and 2009.

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

17.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Equipment expense	$657,905	$631,677
Advertising	140,975	130,393
Regulatory, professional and other consulting fees	1,087,314	1,006,830
Office expense	657,430	572,477
Directors’ fees	104,375	105,700
Other real estate owned expenses, net	336,307	123,795
All other expenses	905,902	1,130,972
	$3,890,208	$3,701,844

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2010, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2010 and 2009 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010 -
Company
Total Capital (to Risk Weighted Assets)	$72,736,033	14.43%	$40,335,354	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	65,484,454	12.99%	20,167,677	>4%	N/A	N/A
Tier I Capital (to Average Assets)	65,484,454	9.63%	27,196,758	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$70,084,660	13.92%	$40,272,800	>8%	$50,341,000	>10%
Tier I Capital (to Risk Weighted Assets)	64,321,948	12.78%	20,136,400	>4%	30,204,600	>6%
Tier I Capital (to Average Assets)	64,321,948	9.51%	27,054,854	>4%	33,818,567	>5%

As of December 31, 2009
Company
Total Capital (to Risk Weighted Assets)	$79,091,277	17.23%	$36,713,599	>8%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	74,585,890	16.25%	18,356,800	>4%	N/A	N/A
Tier I Capital (to Average Assets)	74,585,890	10.99%	27,143,523	>4%	N/A	N/A
Bank
Total Capital (to Risk Weighted Assets)	$77,370,821	16.90%	$36,633,760	>8%	$45,792,200	>10%
Tier I Capital (to Risk Weighted Assets)	72,865,434	15.91%	18,316,040	>4%	27,475,320	>6%
Tier I Capital (to Average Assets)	72,865,434	10.78%	27,043,305	>4%	33,804,131	>5%

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

19.           Shareholders’ Equity

On December 23, 2008, pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of the 5% stock dividends paid on February 2, 2009, February 3, 2010 and February 2, 2011, the shares of common stock initially underlying the warrant were adjusted to 231,781 shares and the initial exercise price was adjusted to $7.766 per share. On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Preferred Stock Series B.

During the period in which the Preferred Stock Series B was outstanding, the Preferred Stock Series B paid quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share.

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

During the period in which the Preferred Stock Series B was outstanding, the Company was subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Preferred Stock Series B which among other things restricted the payment of cash dividends or making other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust preferred securities with certain exceptions without approval of the Treasury and the Company  was prohibited by the terms of the Preferred Stock Series B from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all dividends on the Preferred Stock Series B had been declared and either paid in full or set aside with certain limited exceptions.

In addition, during the period in which the Preferred Stock Series B was outstanding, EESA, as amended by the American Recovery and Reinvestment Act of 2009 (“AARA”), and guidance issued by the Treasury limit executive compensation, required the reporting of information to the Treasury and others and limited the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance  and change in control payments to certain executives, provided for the claw back of certain compensation paid to certain executives of the Company or the Bank and imposed new corporate governance requirements on the Company, including the inclusion of a non-binding “say to pay” proposal in the Company’s annual proxy statement.

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

The warrant issued under the TARP CCP qualifies and is accounted for as permanent equity on the Company’s balance sheet.

Of the $12 million in issuance proceeds, $11.4 million and $0.6 million were allocated to the Preferred Stock Series B and the warrant, respectively, based upon their estimated relative fair values as of December 23, 2008.  Offering costs of $72,500 were incurred resulting in net proceeds of $11,927,500.

In July, 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  During the years ended December 31, 2010 and 2009, the Company repurchased 1,231 and 12,971 shares, respectively, as adjusted for subsequent stock dividends, for an aggregate price of approximately $9,700 and $78,466, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010:
Securities available for sale	-	$85,470,993	-	$85,470,993
Derivative liabilities	-	(353,552)	-	(353,552)

December 31, 2009:
Securities available for sale	-	$204,118,850	-	$204,118,850
Derivative liabilities	-	(883,806)	-	(883,806)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2010 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010:
Impaired loans	-	-	$2,884,750	$2,884,750
Other real estate owned	-	-	243,023	243,023

December 31, 2009:
Impaired loans	-	-	$1,116,129	$1,116,129
Other real estate owned	-	-	1,362,621	1,362,621
Security held to maturity	-	133,054	-	133,054

Impaired loans measured at fair value and included in the above table, consisted of seven loans having an aggregate principal balance of $3,459,515 and specific loan loss allowances of $574,765 at December 31, 2010 and twelve loans at December 31, 2009, having an aggregate principal balance of $1,292,910 and specific loan loss allowances of $176,781.

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$17,710,501	$17,710,501	$25,854,285	$25,854,285
Securities available for sale	85,470,993	85,470,993	204,118,850	204,118,850
Securities held to maturity	81,889,895	81,712,004	23,608,980	24,215,530
Loans held for sale	21,219,230	21,219,230	21,514,785	21,514,785
Gross loans	411,987,339	410,144,000	379,945,735	379,617,000
Accrued interest receivable	2,405,741	2,405,741	2,274,087	2,274,087
Deposits	(543,735,149)	(545,225,000)	(572,155,354)	(573,596,000)
Other borrowings	(25,900,000)	(27,979,000)	(22,500,000)	(25,321,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	(353,552)	(353,552)	(883,806)	(883,806)
Accrued interest payable	(1,434,338)	(1,434,338)	(1,757,151)	(1,757,151)

Loan commitments and standby letters of credit as of December 31, 2010 and 2009 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

21.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED STATEMENTS OF CONDITION

	December 31, 2010	December 31, 2009
Assets:
Cash	$727,417	$690,968
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	65,241,346	73,681,106
Other assets	2,114,369	1,961,198
Total Assets	$68,640,132	$76,890,272

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557,000	$18,557,000
Other liabilities	401,977	932,219
Shareholders’ equity	49,681,155	57,401,053
Total Liabilities and Shareholders’ Equity	$68,640,132	$76,890,272

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2010	2009
Income:
Interest	$12,642	$15,796
Total Income	12,642	15,796

Expense:
Interest	1,082,500	1,087,748
Total Expense	1,082,500	1,087,748

Loss before income taxes and equity in undistributed income of Subsidiaries	(1,069,858)	(1,071,952)
Federal income tax benefit	(364,432)	(364,661)

Loss before equity in undistributed income of subsidiaries	(705,426)	(707,291)
Equity in undistributed income of subsidiaries	4,013,217	3,268,052
Net Income	$3,307,791	$2,560,761

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
Operating Activities:
Net Income	$3,307,791	$2,560,761
Adjustments:
(Increase) decrease in other assets	(153,171)	307,870
(Decrease) increase in other liabilities	(530,242)	(274,181)
Equity in undistributed income of subsidiaries	(4,013,217)	(3,268,052)
Net cash used in operating activities	(1,388,839)	(673,602)

Investing Activities:
Investment in subsidiaries	0	0
Repayment of investment in subsidiaries	13,769,235	967,985
Net cash provided by investing activities	13,769,235	967,985

Financing Activities:
Repayment of common stock, net	230,517	353,625
Purchase of treasury stock	(4,464)	(78,466)
Repayment of preferred stock	(12,000,000)	0
Dividend paid on preferred stock	(570,000)	(536,667)
Net cash used in financing activities	(12,343,947)	(261,508)

Net increase in cash	36,449	32,875
Cash at beginning of year	690,968	658,093
Cash at end of year	$727,417	$690,968

22.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2010
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,685,272	$7,690,074	$7,075,283	$6,850,390
Interest expense	2,034,546	2,146,827	2,226,892	2,411,233
Net interest income	5,650,726	5,543,247	4,848,391	4,439,157
Provision for loan losses	600,000	875,000	550,000	300,000
Net interest income after provision
for loan losses	5,050,726	4,668,247	4,298,391	4,139,157
Non-interest income	1,284,868	996,697	1,007,020	948,846
Non-interest expense	5,033,790	4,372,297	4,279,090	4,133,946
Income before income taxes	1,301,804	1,292,647	1,026,321	954,057
Income taxes	370,429	411,048	230,762	254,799
Net income	931,375	881,599	795,559	699,258
Dividends and accretion on preferred stock	490,786	176,984	176,984	176,984
Net income available to common shareholders	$440,589	$704,615	$618,575	$522,274

Net income per common share :
Basic	$0.09	$0.15	$0.13	$0.11
Diluted	$0.09	$0.15	$0.13	$0.11

	2009
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,663,197	$7,467,175	$7,591,339	$7,414,405
Interest expense	2,851,147	3,117,646	3,072,139	3,214,416
Net interest income	4,812,050	4,349,529	4,519,200	4,199,989
Provision for loan losses	1,260,000	505,000	325,000	463,000
Net interest income after provision
For loan losses	3,552,050	3,844,529	4,194,200	3,736,989
Non-interest income	1,482,026	1,233,197	942,801	847,052
Non-interest expense	3,953,516	4,350,106	4,791,566	4,020,613
Income before income taxes	1,080,560	727,620	345,435	563,428
Income taxes (benefit)	152,333	106,386	(189,175)	86,738
Net income	928,227	621,234	534,610	476,690
Dividends and accretion on preferred stock	176,983	176,983	176,985	188,650
Net income available to common shareholders	$751,244	$444,251	$357,625	$288,040

Net income per common share :
Basic	$0.16	$0.09	$0.08	$0.06
Diluted	$0.16	$0.09	$0.08	$0.06

23.           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At December 31, 2010 and December 31, 2009, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Trust Preferred Securities	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at December 31, 2010 and 2009 was ($353,552) and ($883,806), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value recorded through OCI.

24.           Subsequent Event

On December 31, 2010, the Company, through the Bank, announced that it has entered into a Branch Purchase and Assumption Agreement and Agreement for Purchase to acquire all of the deposit liabilities, real estate, and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices of Amboy Bank.  The purchase is subject to regulatory approval and certain closing conditions.  The transaction is expected to close during the first quarter of 2011.

The Bank will acquire the deposit liabilities of the purchased branches for cash, with an option to purchase certain loan relationships associated with three branch offices, on or before closing.  The Bank will pay a deposit premium of $5.25 million, subject to certain adjustments, for approximately $110 million of deposit liabilities.  This agreement also provides for the acquisition of the real estate on which the acquired branches are located for cash in the amount of $4.6 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 23, 2011	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 23, 2011
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 23, 2011
Charles S. Crow, III /s/ DAVID C. REED	Director	March 23, 2011
David C. Reed /s/ WILLIAM M. RUE	Director	March 23, 2011
William M. Rue /s/ FRANK E. WALSH, III	Director	March 23, 2011
Frank E. Walsh, III /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 23, 2011
Joseph M. Reardon	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3	(i)(B)
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

10.12	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.13	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.14	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.15	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.16	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

Exhibit No.		Description

10.17	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.18	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.19
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on June 16, 2006)

10.20
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on June 16, 2006)

10.21
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on June 16, 2006)

10.22	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.23	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 28, 2006)

10.24
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

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

10.27	#
Letter Agreement with Robert F. Mangano dated November 5, 2009 and executed by Mr. Mangano on November 7, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on March 26, 2010)

10.28	#
Letter Agreement with Joseph M. Reardon dated November 5, 2009 and executed by Mr. Reardon on November 7, 2009 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed with the SEC on March 26, 2010)

10.29	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.30
Branch Purchase and Assumption Agreement and Agreement for Purchase between Amboy Bank and 1st Constitution Bank dated  as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 3, 2011)

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