Form 10-Q
period 2011-03-31
1ST CONSTITUTION BANCORP
filed 2011-05-16
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file Number:   000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130, P.O. Box 634, Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 12, 2011, there were 4,803,459 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	March 31, 2011	December 31, 2010
ASSETS
CASH AND DUE FROM BANKS	$114,047,708	$17,699,103

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,401	11,398

Total cash and cash equivalents	114,059,109	17,710,501

INVESTMENT SECURITIES:
Available for sale, at fair value	112,658,102	85,470,993
Held to maturity (fair value of $142,264,108 and $81,712,004 at March 31, 2011 and December 31, 2010, respectively)	141,271,366	81,889,895

Total investment securities	253,929,468	167,360,888

LOANS HELD FOR SALE	4,944,106	21,219,230

LOANS	323,728,977	411,987,339
Less- Allowance for loan losses	(5,750,043)	(5,762,712)

Net loans	317,978,934	406,224,627
PREMISES AND EQUIPMENT, net	10,794,590	6,148,626
ACCRUED INTEREST RECEIVABLE	2,453,402	2,405,741
BANK-OWNED LIFE INSURANCE	11,569,780	11,474,643
OTHER REAL ESTATE OWNED	6,358,232	4,850,818
OTHER ASSETS	13,000,050	7,000,155

Total assets	$735,087,671	$644,395,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$112,437,456	$92,023,123
Interest bearing	537,582,192	451,712,026

Total deposits	650,019,648	543,735,149

BORROWINGS	10,000,000	25,900,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,312,042	1,434,338
ACCRUED EXPENSES AND OTHER LIABILITIES	4,678,816	5,087,586

Total liabilities	684,567,506	594,714,073

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 4,812,344 and 4,812,344 shares issued and 4,803,459 and 4,803,459 shares outstanding at March 31, 2011 and December 31, 2010, respectively	38,963,652	38,899,855
Retained earnings	11,531,647	10,741,779
Treasury Stock, at cost, 8,885 shares and 8,885 shares at March 31, 2011 and December 31, 2010, respectively	(62,409)	(58,652)
Accumulated other comprehensive income	87,275	98,174

Total shareholders’ equity	50,520,165	49,681,156

Total liabilities and shareholders’ equity	$735,087,671	$644,395,229

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Loans, including fees	$5,354,207	$5,328,865
Securities:
Taxable	1,284,944	1,393,886
Tax-exempt	285,072	107,930
Federal funds sold and short-term investments	9,106	19,709

Total interest income	6,933,329	6,850,390

INTEREST EXPENSE:
Deposits	1,398,130	1,880,668
Borrowings	106,920	266,415
Redeemable subordinated debentures	264,154	264,150
Total interest expense	1,769,204	2,411,233
Net interest income	5,164,125	4,439,157

PROVISION FOR LOAN LOSSES	399,998	300,000
Net interest income after provision for loan losses	4,764,127	4,139,157

NON-INTEREST INCOME:
Service charges on deposit accounts	175,842	176,356
Gain on sales of loans	436,739	320,544
Income on Bank-owned life insurance	95,137	96,639
Other income	317,032	355,307

Total non-interest income	1,024,750	948,846

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,576,664	2,376,700
Occupancy expense	566,738	445,927
FDIC insurance expense	227,547	247,683
Data processing expenses	303,473	258,807
Other operating expenses	988,410	804,829
Total non-interest expenses	4,662,832	4,133,946

Income before income taxes	1,126,045	954,057
Income taxes	336,177	254,799
Net income	789,868	699,258
Dividends on preferred stock and accretion	0	176,984
Net income available to common shareholders	$789,868	$522,274

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.11
Diluted	$0.16	$0.11
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053
Issuance of vested shares under employee benefit program (10,042 shares)		56,165				56,165
Share-based compensation		14,288				14,288
Dividends on preferred stock			(150,000)			(150,000)
Accretion of discount on preferred stock	26,984		(26,984)
Comprehensive Income:
Net Income for the three months ended March 31, 2010			699,258			699,258
Minimum pension liability net of tax benefit					69,230	69,230

Unrealized gain on securities available for sale net of tax					519,932	519,932
Unrealized gain on interest rate swap contract net of tax					36,039	36,039

Comprehensive Income						1,324,459

Balance, March 31, 2010	$11,500,246	$36,845,074	$10,829,605	$(73,492)	$(455,468)	$58,645,965

Balance, January 1, 2011	$0	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156
Issuance of vested shares under employee benefit program and exercise of stock options (1,651 shares)		46,294		11,597		57,891
Share-based compensation		17,503				17,503
Treasury stock purchased (1,651 shares)				(15,354)		(15,354)
Comprehensive Income:
Net income for the three months ended March 31, 2011			789,868			789,868

Minimum pension liability, net of tax benefit					1,927	1,927

Unrealized gain on securities available for sale, net of tax benefit					(117,197)	(117,197)
Unrealized gain on interest rate swap contract, net of tax benefit					104,371	104,371

Comprehensive Income						778,969

Balance, March 31, 2011	$0	$38,963,652	$11,531,647	$(62,409)	$87,275	$50,520,165

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$789,868	$699,258
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	399,998	300,000
Provision for loss on other real estate owned	147,178	0
Depreciation and amortization	218,243	137,241
Net amortization of premiums and discounts on securities	447,515	192,923
Gains on sales of loans held for sale	(436,739)	(320,544)
Originations of loans held for sale	(25,228,512)	(26,796,844)
Proceeds from sales of loans held for sale	41,940,375	32,306,333
Income on Bank – owned life insurance	(95,137)	(96,639)
Share-based compensation expense	90,518	49,288
Increase in accrued interest receivable	(47,647)	(179,917)
(Increase) decrease in other assets	745,772	169,351
Decrease in accrued interest payable	(215,411)	(220,646)
Decrease in accrued expenses and other liabilities	(375,625)	(523,663)

Net cash provided by operating activities	16,891,852	5,716,141
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(62,763,601)	(32,936,864)
Held to maturity	(65,546,545)	0
Proceeds from maturities and prepayments of securities -
Available for sale	35,216,978	42,312,938
Held to maturity	5,899,501	1,471,850
Net decrease in loans	85,597,345	18,483,261
Purchase of bank owned life insurance	0	(750,000)
Capital expenditures	(255,029)	(564,662)
Additional investment in other real estate owned	(139,668)	(1,650)
Proceeds from sales of other real estate owned	595,363	0
Cash consideration received in connection with acquisition of branches	101,539,588	0

Net cash provided by investing activities	101,143,932	28,014,873

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	57,891	56,165
Purchase of Treasury Stock	(15,354)	0
Dividend paid on preferred stock	0	(150,000)
Net decrease in demand, savings and time deposits	(5,829,713)	(38,454,338)
Net decrease in borrowings	(15,900,000)	0

Net cash used in financing activities	(21,687,176)	(38,548,173)

Increase (decrease) in cash and cash equivalents	96,348,608	(4,817,159)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	17,710,501	25,854,285

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$114,059,109	$21,037,126

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$1,984,615	$2,631,879
Income taxes	-	-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,110,287	$0
See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2011 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of Delaware, Inc., 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc. 1ST Constitution Title Agency, LLC, Riverside Lofts, LLC and 249 New York Avenue, LLC.  1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC on March 23, 2011.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Acquisition of Unaffiliated Branches

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “Acquisition”).  The Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 3, 2011.

The Company accounted for this transaction using applicable accounting guidance regarding business combinations. The fair value of savings and transaction deposit accounts acquired was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  A core deposit intangible was ascribed to the value of non-maturity deposits based upon an independent third party evaluation which was prepared using the actual characteristics of the deposits and assumptions we believe to be reasonable.  Certificates of deposit accounts were valued utilizing a discounted cash flows analysis based upon the underlying accounts’ contractual maturities and interest rates.  The present value of the projected cash flow was then determined using discount rates based upon certificate of deposit interest rates available in the marketplace for accounts with similar terms. The fair value of the three branch buildings was determined via appraisals performed by qualified independent third party appraisers. The fair value of loans acquired, all of which were performing, was assumed to approximate amortized cost based upon the small size and nature of those loans. The fair value amounts stated above are preliminary estimates and are subject to adjustment but are not expected to be materially different than those disclosed.

As a result of the Acquisition, the three branches became branches of the Bank.  Included in the Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million,  fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the Acquisition.

(3)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options and unvested restricted stock awards (as defined below), using the treasury stock method. All share information has been adjusted for the effect of a 5% common stock dividend declared December 16, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

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
	Three Months Ended March 31, 2011
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$789,868
Preferred stock dividends and accretion	0
Income available to common shareholders	789,868	4,802,615	$0.16

Effect of dilutive securities
Stock options and unvested stock awards		89,453

Diluted EPS
Income available to common shareholders Plus assumed conversion	$789,868	4,892,068	$0.16

	Three Months Ended March 31, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$699,258
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	522,274	4,751,339	$0.11

Effect of dilutive securities
Stock options and unvested stock awards		5,996

Diluted EPS
Net income available to common shareholders Plus assumed conversion	$522,274	4,757,335	$0.11

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$31,366,918	$24,496	$(58,430)	$31,332,984
Residential collateralized mortgage obligations – GSE	16,835,632	341,947	(9,876)	17,167,703
Residential collateralized mortgage obligations – non-GSE	5,175,527	86,160	(12,222)	5,249,465
Residential mortgage backed securities – GSE	48,029,899	1,160,174	(150,921)	49,039,152
Obligations of State and
Political subdivisions	5,388,857	81,729	(64,682)	5,405,904
Trust preferred debt securities – single issuer	2,461,096	0	(438,609)	2,022,487
Corporate Debt Securities	1,482,605	8,202	0	1,490,807
Restricted stock	924,600	0	0	924,600
Mutual fund	25,000	0	0	25,000

	$111,690,134	$1,702,708	$(734,740)	$112,658,102

March 31, 2011	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,158,760	$0	$19,158,760	$38,360	$(34,465)	$19,162,655
Residential collateralized Mortgage obligations – GSE	8,819,534	0	8,819,534	63,059	(16,194)	8,866,399
Residential mortgage backed Securities – GSE	39,864,463	0	39,864,463	278,206	(44,054)	40,098,615
Residential mortgage backed Securities – non-GSE	15,393,765	0	15,393,765	199,368	0	15,593,133
Obligations of State and
Political subdivisions	30,856,207	0	30,856,207	738,297	(93,691)	31,500,813
Trust preferred debt securities – pooled	644,495	(500,944)	143,551	0	(140,938)	2,613
Corporate debt securities	27,035,086	0	27,035,086	93,839	(89,045)	27,039,880

	$141,772,310	$(500,944)	$141,271,366	$1,411,129	$(418,387)	$142,264,108

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$34,299,374	$60,189	$0	$34,359,563
Residential collateralized mortgage obligations- GSE	18,653,850	483,908	0	19,137,758
Residential collateralized mortgage obligations- non GSE	5,677,577	113,496	(29,751)	5,761,322
Residential mortgage backed securities – GSE	16,963,589	1,206,146	0	18,169,735
Obligations of State and
Political subdivisions	3,110,145	23,768	(112,485)	3,021,428
Trust preferred debt securities	2,460,380	0	(602,877)	1,857,503
Corporate debt securities	1,495,438	4,973	(1,827)	1,498,584
Restricted stock	1,640,100	0	0	1,640,100
Mutual fund	25,000	0	0	25,000

	$84,325,453	$1,892,480	$(746,940)	$85,470,993

December 31, 2010	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$23,170,741	$0	$23,170,741	$93,600	$(50,721)	$23,213,620
Residential collateralized mortgage obligations – GSE	2,520,690	0	2,520,690	84,253	0	2,604,943
Residential mortgage backed securities – GSE	9,344,517	0	9,344,517	131,443	(41,711)	9,434,249
Obligations of State and
Political subdivisions	19,467,404	0	19,467,404	245,290	(352,534)	19,360,160
Trust preferred debt securities – pooled	642,478	(500,944)	141,534	0	(137,361)	4,173
Corporate debt securities	27,245,009	0	27,245,009	67,696	(217,846)	27,094,859

	$82,390,839	$(500,944)	$81,889,895	$622,282	$(800,173)	$81,712,004

Restricted stock at March 31, 2011 and December 31, 2010 consists of $909,600 and $1,625,100, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$5,489,353	$5,508,907
Due after one year through five years	12,813,219	12,841,698
Due after five years through ten years	22,866,413	23,216,050
Due after ten years	70,521,149	71,091,447
Total	$111,690,134	$112,658,102

Held to maturity-
Due in one year or less	$2,839,312	$2,841,036
Due after one year through five years	43,619,379	43,705,186
Due after five years through ten years	21,032,969	21,448,137
Due after ten years	74,280,650	74,269,749
Total	$141,772,310	$142,264,108

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	19	$26,409,895	$(92,895)	$0	$0	$26,409,895	$(92,895)

Residential collateralized mortgage obligations - GSE	6	9,703,759	(26,070)	0	0	9,703,759	(26,070)

Residential collateralized mortgage obligations – non-GSE	2	1,860,851	(10,687)	350,719	(1,535)	2,211,570	(12,222)

Residential mortgage backed Securities - GSE	28	39,251,493	(194,975)	0	0	39,251,493	(194,975)

Obligations of State and Political Subdivisions	13	6,448,847	(109,914)	964,634	(48,459)	7,413,481	(158,373)

Trust preferred debt securities – single issuer	4	0	0	2,022,487	(438,609)	2,022,487	(438,609)

Trust preferred debt securities – single issuer - pooled	1	0	0	2,613	(641,882)	2,613	(641,882)

Corporate Debt Securities	32	17,192,880	(89,045)	0	0	17,192,880	(89,045)

Total temporarily impaired securities	105	$100,867,725	$(523,586)	$3,340,453	$(1,130,485)	$104,208,178	$(1,654,071)

December 31, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	6	$5,120,020	$(50,721)	$-	$-	$5,120,020	$(50,721)

Residential collateralized mortgage Obligations – Non-GSE	2	2,035,105	(21,478)	372,747	(8,273)	2,407,852	(29,751)

Residential mortgage backed securities GSE	4	4,393,707	(41,711)	-	-	4,393,707	(41,711)

Obligations of State and Political Subdivisions	31	11,124,090	(378,918)	927,538	(86,101)	12,051,628	(465,019)

Trust preferred debt securities – Single issuer	4	0	0	1,857,503	(602,877)	1,857,503	(602,877)

Trust preferred debt securities – Pooled	1	0	0	4,173	(638,305)	4,173	(638,305)

Corporate debt securities	45	24,917,591	(219,673)	0	0	24,917,591	(219,673)

Total temporarily impaired securities	93	$47,590,513	$(712,501)	$3,161,961	$(1,335,556)	$50,752,474	$(2,048,057)

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

Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, which are generally government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(in thousands)	Three months ended March 31, 2011	Three months ended March 31, 2010
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

(5)  Loans and Allowance for Loan Losses

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

The following table provides an aging of the loan portfolio by loan class at March 31, 2011:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$4,459,663	$0	$4,092,421	$8,552,084	$56,086,773	$64,638,857	$0	$4,092,421
Commercial Business	519,832	0	665,132	1,184,964	46,741,004	47,925,968	0	1,138,045
Commercial Real Estate	1,185,224	0	1,407,644	2,592,868	90,975,362	93,568,230	0	1,407,545
Mortgage Warehouse Lines	0	0	0	0	92,947,939	92,947,939	0	0

Residential Real Estate	526,544	0	0	526,544	10,144,798	10,671,342	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	12,952,904	13,030,762	0	77,858
Other	0	0	0	0	236,274	236,274	0	0

Deferred Loan Fees	0	0	0	0	709,605	709,605	0	0

Total	$6,691,263	$0	$6,243,055	$12,934,318	$310,794,659	$323,728,977	$0	$6,715,869

The following table provides an aging of the loan portfolio by loan class at December 31, 2010:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0	$6,569,296
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0	750,623
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0	1,411,390
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0	77,858
Other	0	0	0	0	181,924	181,924	0	0

Deferred Loan Fees	0	0	0	0	543,753	543,753	0	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0	$8,809,167

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

3w.  Watch List - Included in this category are loans evidencing problems identified by Bank management requiring closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days after the time of notification.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2011.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$51,383,732	$45,219,025	$83,039,694	$92,947,939	$10,151,732
Special Mention	4,690,186	1,273,473	6,769,612	0	0
Substandard	8,564,939	1,253,733	3,095,174	0	519,610
Doubtful	0	179,737	663,750	0	0
Total	$64,638,857	$47,925,968	$93,568,230	$92,947,939	$10,671,342

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$12,952,904	$236,274
Nonperforming	77,858	0
Total	$13,030,762	$236,274

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2010.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2011 and December 31, 2010:

Period-End Balances By Impairment Method – March 31, 2011
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$0	$5,750,043

Ending Balance
Individually evaluated for impairment	904,432	216,995	306,173	0	11,619	77,858	0	0	0	1,517,077
Collectively evaluated for impairment	1,656,785	653,159	1,099,260	418,266	65,986	112,609	2,481	224,420	0	4,232,966

Loans receivables:
Ending Balance	$64,638,857	$47,925,968	$93,568,230	$92,947,939	$10,671,342	$13,030,762	$236,274	0	709,605	$323,728,977
Individually evaluated for impairment	4,092,421	1,138,045	1,407,545	0	519,610	77,858	0	0	0	7,235,479
Collectively evaluated for impairment	60,546,436	46,787,923	92,160,685	92,947,939	10,151,732	12,952,904	236,274	0	709,605	316,493,498

Period-End Balances By Impairment Method – December 31, 2010
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,271,178	$181,924	0	543,753	$411,987,339
Individually evaluated for impairment	4,142,137	3,177,782	1,411,390	0	0	77,858	0	0	0	8,809,167
Collectively evaluated for impairment	63,748,566	51,555,390	93,866,424	169,575,899	10,435,038	13,271,178	181,924	0	543,753	403,178,172

The allowance for loan loss by loan class at both March 31, 2011 and December 31, 2010, and related activity for the three months ended March 31, 2011, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,183,736	(55,760)	(318,432)	(344,826)	9,777	(1,990)	571	(73,078)	399,998
Loans charged off	(366,588)	(46,319)	-	-	-	-	-	-	(412,907)
Recoveries of loans charged off	-	239	-	-	-	-	-	-	239
Balance - March 31, 2011	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$5,750,042

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

Impaired Loans Receivables (By Class) – March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$170,921	$189,921	$--	$2,779,171	$--
Commercial Business	478,609	490,299	--	443,643	--
Commercial Real Estate	359,192	359,192	--	424,298	--
Mortgage Warehouse Lines	--	--	--	--	--
	1,008,722	1,039,412	--	3,647,112	-
Residential Real Estate	--	--	--	--	1,516

Consumer
Loans to Individuals	--	--	--	--	--
Other	--	--	--	--	--
	-	-	-	-	-
With no related allowance:	1,008,722	1,039,412	-	3,647,112	1,516

With a related allowance:

Commercial
Construction	3,921,500	3,997,000	904,432	2,931,167	--
Commercial Business	659,436	659,436	216,995	463,058	--
Commercial Real Estate	1,048,353	1,048,353	306,173	984,370	--
Mortgage Warehouse Lines	--	--	--	--	--
	5,629,289	5,704,789	1,427,600	4,378,595	--
Residential Real Estate	519,610	519,610	11,619	346,709	--

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	--
Other	--	--	--	--	--
	77,858	77,858	77,858	77,858	--
With a related allowance:	6,226,757	6,302,257	1,517,077	4,803,162	--

Total:
Commercial	6,638,011	6,744,201	1,427,600	8,025,707	--
Residential Real Estate	519,610	519,610	11,619	346,709	1,516
Consumer	77,858	77,858	77,858	77,858	--
	$7,235,479	$7,341,669	$1,517,077	$8,450,274	$1,516

Impaired Loans Receivables (By Class) – December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	--	--	--
	5,349,652	5,403,436	--

Residential Real Estate	--	--	--

Consumer
Loans to Individuals	--	--	--
Other	--	--	--
	--	--	--
	5,349,652	5,403,436	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	--	--	--
	3,381,657	3,381,657	496,907
Residential Real Estate	--	--	--

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	--	--	--
	77,858	77,858	77,858
	3,459,515	3,459,515	574,765

Total:
Commercial	8,731,309	8,785,093	496,907
Residential Real Estate	--	--	--
Consumer	77,858	77,858	77,858
	$8,809,167	$8,862,951	$574,765

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,236,375 shares of Company common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of March 31, 2011, there were 202,603 shares of common stock (as adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $17,503 and $14,288 for the three months ended March 31, 2011 and 2010, respectively.

Transactions under the Stock Plans during the three months ended March 31, 2011 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2011	156,244	$10.74
Granted	27,930	8.34
Exercised	(1,709)	5.85
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2011	182,465	$10.42	6.0	$70,145

Exercisable at March 31, 2011	131,952	$11.13	4.9	$53,671

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the three months ended March 31, 2011 was $4,491.

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2011 are as follows:

Fair value of options granted	$3.24
Risk-free rate of return	1.99%
Expected option life in years	7
Expected volatility	33.02%
Expected dividends (1)	-

(1) To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2011, there was approximately $157,684 of unrecognized compensation cost related to nonvested stock options based compensation arrangements granted under the Stock Plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the three months ended March 31, 2011 (as adjusted to reflect the 5% stock dividend declared in December 2010).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2011	109,518	$7.70
Granted	30,855	7.91
Vested	(5,895)	9.07
Forfeited	-	-
Non-vested at March 31, 2011	134,478	$7.69

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $73,015 and $35,000 for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there was approximately $ 824,744 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next three years.

(7)  Benefit Plans

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

The components of net periodic expense for the Company’s SERPs for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010

Service cost	$68,425	$56,514
Interest cost	57,057	48,435
Actuarial (gain) loss recognized	(2,062)	38,517
Prior service cost recognized	19,859	24,858
	$143,279	$168,324

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects were as follows:

	March 31,	December 31,
	2011	2010
Unrealized holding gains on
securities available for sale	$967,968	$1,145,540
Related income tax effect	(329,108)	(389,483)
	638,860	756,057

Unrealized impairment loss On held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized loss on interest rate swap contract	(179,773)	(353,552)
Related income tax effect	72,582	141,990
	(107,191)	(211,562)

Pension liability	(188,320)	(191,539)
Related income tax effect	74,549	75,841
	(113,771)	(115,698)

Accumulated other comprehensive income	$87,275	$98,174

The components of accumulated other comprehensive income, net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains on Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balances, December 31, 2010	$756,057	$(330,623)	$(211,562)	$(115,698)	$98,174

Net change	(117,197)	-	104,371	1,927	(10,899)

Balance, March 31, 2011	$638,860	$(330,623)	$(107,191)	$(113,771)	$87,275

 (9)  Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The amended guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. It is not anticipated that this guidance will affect the Company’s consolidated financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-2 (“ASU 2011-01”), which indefinitely deferred disclosures about troubled debt restructures.  ASU 2011-02 changed the effective date of the disclosures from “indefinite” to interim and annual periods beginning on or after June 15, 2011.  This guidance will not affect the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, ASU 2010-28 adds a requirement to Step 1 of the goodwill impairment test that any adverse qualitative factors should be considered in determining whether it is more likely than not that goodwill impairment exists. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed.  For public entities, the amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted.  The adoption of this guidance did not affect the Company’s consolidated financial position or results of operations.

 (10)  Fair Value Disclosures

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
March 31, 2011:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	-	$31,332,984	-	$31,332,984
Residential collateralized mortgage obligations- GSE	-	17,167,703	-	17,167,703
Residential collateralized mortgage obligations - non GSE	-	5,249,465	-	5,249,465
Residential mortgage backed securities – GSE	-	49,039,152	-	49,039,152
Obligations of State and Political subdivisions	-	5,405,904	-	5,405,904
Trust preferred debt securities – single issuer	-	2,022,487	-	2,022,487
Corporate debt securities	-	1,490,807	-	1,490,807
Restricted stock	-	924,600	-	924,600
Mutual fund	-	25,000	-	25,000

Derivative liabilities	-	(179,773)	-	(179,773)

December 31, 2010:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	-	$34,359,563	-	$34,359,563
Residential collateralized mortgage obligations- GSE	-	19,137,758	-	19,137,758
Residential collateralized mortgage obligations - non GSE	-	5,761,322	-	5,761,322
Residential mortgage backed securities – GSE	-	18,169,735	-	18,169,735
Obligations of State and Political subdivisions	-	3,021,428	-	3,021,428
Trust preferred debt securities – single issuer	-	1,857,503	-	1,857,503
Corporate debt securities	-	1,498,584	-	1,498,584
Restricted stock	-	1,640,100	-	1,640,100
Mutual fund	-	25,000	-	25,000

Derivative liabilities	-	(353,552)	-	(353,552)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2011:
Impaired loans	-	-	$4,709,680	$4,709,680
Other real estate owned	-	-	945,020	945,020

December 31, 2010:
Impaired loans	-	-	$2,884,750	$2,884,750
Other real estate owned	-	-	243,023	243,023

Impaired loans measured at fair value and included in the above table, consisted of 13 loans having an aggregate principal balance of $6,226,757 and specific loan loss allowances of $1,517,077 at March 31, 2011 and seven loans at December 31, 2010, having an aggregate principal balance of $3,459,515 and specific loan loss allowances of $574,765.

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

The estimated fair values, and the recorded book balances, were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$114,059,109	114,059,109	$17,710,501	$$17,710,501
Securities available for sale	112,658,102	112,658,102	85,470,993	85,470,993
Securities held to maturity	141,271,366	142,264,106	81,889,895	81,712,003
Loans held for sale	4,944,106	4,994,106	21,219,230	21,219,230
Gross loans	323,728,977	322,647,000	411,987,339	410,144,000
Accrued interest receivable	2,453,402	2,453,402	2,405,741	2,405,741
Deposits	(650,019,648)	(651,331,000)	(543,735,149)	(545,225,000)
Other borrowings	(10,000,000)	(12,069,000)	(25,900,000)	(27,979,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	(179,773)	(179,773)	(353,552)	(353,552)
Accrued interest payable	(1,312,042)	(1,312,042)	(1,434,338)	(1,434,338)
Loan commitments and standby letters of credit as of March 31, 2011 and December 31, 2010 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(11)           Derivative Financial Instruments
The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  At March 31, 2011, and December 31, 2010, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at March 31, 2011 and December 31, 2010 was ($179,773) and ($353,552), respectively, and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value, net of deferred taxes, recorded through Other Comprehensive Income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2011 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2011.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, Riverside Lofts, LLC and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, (“Trust II”) a subsidiary of the Company is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

The Bank operates fourteen branches, and manages an investment portfolio through its subsidiaries, 1st Constitution Investment Company of Delaware, Inc. and 1st Constitution Investment Company of New Jersey, Inc.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2011, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “Acquisition”).  The Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 3, 2011.

As a result of the Acquisition, the three branches became branches of the Bank.  Included in the Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million,  fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the Acquisition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Summary

The Company realized net income of $789,868 for the three months ended March 31, 2011, an increase of $90,610, or 13.0%, from the $699,258 reported for the three months ended March 31, 2010.  The increase is due primarily to increases in net interest income and non-interest income.  Net income per diluted common share was $0.16 for the three months ended March 31, 2011 compared to net income per diluted common share of $0.11 for the three months ended March 31, 2010.  Net income available to common shareholders increased from $522,274 for the three months ended March 31, 2010 to $789,868 for the three months ended March 31, 2011 for the reasons indicated above.  Net income available to common shareholders for the three months ended March 31, 2010 reflected an aggregate of $176,984, attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury (the “Treasury”) under the TARP Capital Purchase Program in December 2008.  On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Company’s preferred stock issued to the Treasury for an aggregate purchase price (including accrued and unpaid dividends) of $12,120,000.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 16, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Key performance ratios improved for the three months ended March 31, 2011 due to higher net income for that period compared to the three months ended March 31, 2010.  Return on average assets and return on average equity were 0.49% and 6.49% for the three months ended March 31, 2011 compared to 0.43% and 4.86%, respectively, for the three months ended March 31, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended March 31, 2011 was 3.54% as compared to the 2.93% net interest margin recorded for the three months ended March 31, 2010, an increase of 61 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 83.4% of the Company’s net revenues for the three month period ended March 31, 2011 and 82.4% of net revenues for the three-month period ended March 31, 2010. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2011 and 2010. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$14,984,566	$9,106	0.25%	$33,468,885	$19,709	0.24%
Investment Securities:
Taxable	204,398,959	1,284,944	2.55%	215,869,321	1,393,886	2.62%
Tax-exempt	32,125,900	421,907	5.33%	11,141,881	159,737	5.81%
Total	236,524,859	1,706,851	2.93%	227,011,202	1,553,623	2.78%

Loan Portfolio:
Construction	66,996,941	943,097	5.71%	75,945,075	1,130,873	6.04%
Residential real estate	10,487,786	170,146	6.58%	10,993,906	150,048	5.54%
Home Equity	12,380,893	175,411	5.75%	14,279,859	207,612	5.90%
Commercial and commercial real estate	135,025,788	2,270,946	6.82%	140,028,435	2,314,906	6.70%
Mortgage warehouse lines	101,779,484	1,178,776	4.70%	86,430,196	1,002,820	4.71%
Installment	421,663	7,450	7.17%	654,263	12,058	7.47%
All Other Loans	28,432,869	608,381	8.68%	33,019,974	510,548	6.27%
Total	355,525,424	5,354,207	6.11%	361,351,708	5,328,865	5.98%

Total Interest-Earning Assets	607,034,849	7,070,164	4.72%	621,831,795	6,902,197	4.50%

Allowance for Loan Losses	(6,050,453)			(4,681,971)
Cash and Due From Bank	17,307,166			10,529,273
Other Assets	34,107,247			28,143,654
Total Assets	$652,398,809			$655,822,751
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$136,295,377	$373,313	1.11%	$121,295,956	$506,120	1.69%
Savings Accounts	172,918,852	375,488	0.88%	180,685,199	547,258	1.23%
Certificates of Deposit	153,113,579	649,329	1.72%	166,844,079	827,290	2.01%
Other Borrowed Funds	13,895,000	106,920	3.12%	22,552,111	266,415	4.79%
Trust Preferred Securities	18,557,000	264,154	5.77%	18,557,000	264,150	5.77%
Total Interest-Bearing Liabilities	494,779,808	1,769,204	1.45%	509,934,345	2,411,233	1.92%

Net Interest Spread			3.27%			2.58%

Demand Deposits	96,658,478			80,196,321
Other Liabilities	11,578,464			8,108,614
Total Liabilities	603,016,750			598,239,280
Shareholders’ Equity	49,382,059			57,583,471
Total Liabilities and Shareholders’ Equity	$652,398,809			$655,822,751

Net Interest Margin		$5,300,960	3.54%		$4,490,964	2.93%

The Company’s net interest income increased on a tax-equivalent basis by $809,996, or 18.0%, to $5,300,960 for the three months ended March 31, 2011 from the $4,490,964 reported for the three months ended March 31, 2010. The principal factors contributing to the increase in net interest income was an increase in average rate earned on interest earnings assets and a decrease in the average rate paid on interest earning liabilities.

Average interest earning assets decreased by $14,796,946, or 2.4%, to $607,034,849 for the three month period ended March 31, 2011 from $621,831,795 for the three month period ended March 31, 2010.  However, the overall yield on interest earning assets, on a tax-equivalent basis, increased 22 basis points to 4.72% for the three month period ended March 31, 2011 when compared to 4.50% for the three month period ended March 31, 2010.

Average interest bearing liabilities decreased by $15,154,537, or 3.0%, to $494,779,808 for the three month period ended March 31, 2011 from $509,934,345 for the three month period ended March 31, 2010.  Overall, the cost of total interest bearing liabilities decreased 47 basis points to 1.45% for the three months ended March 31, 2011 compared to 1.92% for the three months ended March 31, 2010.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.54% for the three months ended March 31, 2011 compared to 2.93% the three months ended March 31, 2010.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2011 was $1,024,750, an increase of $75,904, or 8.0%, over non-interest income of $948,846 for the three months ended March 31, 2010.

Service charges on deposit accounts represents a consistent source of non-interest income. Service charge revenues decreased modestly to $175,842 for the three months ended March 31, 2011 from the $176,356 for the three months ended March 31, 2010. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2011 compared to the first three months of 2010.

Gain on sales of loans held for sale increased by $116,195, or 36.2%, to $436,739 for the three months ended March 31, 2011 when compared to $320,544 for the three months ended March 31, 2010.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales increased for the first three months of 2011 compared to the first three months of 2010.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $95,137 for the three months ended March 31, 2011 compared to $96,639 for the three months ended March 31, 2010, a decrease of $1,502 for the first quarter of 2011 as compared to the first quarter of 2010. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services contributed to the other income component of non-interest income amounting to $317,032 for the three months ended March 31, 2011, compared to $355,307 for the three months ended March 31, 2010, a decrease of $38,275 for the first quarter of 2011 as compared to the first quarter of 2010.

Non-Interest Expense

Non-interest expenses increased by $528,885, or 12.8%, to $4,662,832 for the three months ended March 31, 2011 from $4,133,947 for the three months ended March 31, 2010. The following table presents the major components of non-interest expenses for the three months ended March 31, 2011 and 2010.

Non-interest Expenses
	Three months ended March 31,
	2011	2010
Salaries and employee benefits	$2,576,664	$2,376,700
Occupancy expenses	566,738	445,927
Data processing services	303,473	258,807
Equipment expense	170,802	151,985
Marketing	27,966	23,450
Regulatory, professional and other fees	198,152	172,584
Office expense	137,826	169,593
FDIC insurance expense	227,547	247,683
Directors’ fees	27,000	26,500
Other real estate owned expenses	236,381	17,790
All other expenses	190,283	242,928
	$4,662,832	$4,133,947

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $199,964, or 8.4%, to $2,576,664 for the three months ended March 31, 2011 compared to $2,376,700 for the three months ended March 31, 2010. The increase in salaries and employee benefits for the three months ended March 31, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 144 full-time equivalent employees at March 31, 2011 as compared to 124 full-time equivalent employees at March 31, 2010.  The number of full-time equivalent employees at March 31, 2011 includes 13 full-time equivalent employees added as a result of the March 25, 2011 Acquisition.

Marketing expense increased by $4,516, or 19.3%, to $27,966 for the three months ended March 31, 2011 compared to $23,450 for the three months ended March 31, 2010 as the Bank resumed the use of radio broadcast media in promoting products and services during the first three months of 2011.

Regulatory, professional and other fees increased by $25,568, or 14.8%, to $198,152 for the three months ended March 31, 2011 compared to $172,584 for the three months ended March 31, 2010.  During the first three months of 2011, the Company incurred professional fees in connection with the Acquisition, which was completed on March 25, 2011.

Occupancy expenses increased by $120,811, or 27.1%, to $566,738 for the three months ended March 31, 2011 compared to $445,927 for the three months ended March 31, 2010.  The increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.  In addition, the Bank’s Lawrenceville, New Jersey branch office opened in May 2010 and operating expenses for this branch office are included in those of the 2011 first quarter and not in the first quarter 2010 operating expenses.

The cost of data processing services has increased to $303,473 for the three months ended March 31, 2011 from $258,807 for the three months ended March 31, 2010, as additional expenses were incurred to convert the three new branch offices acquired in March 2011 to the Bank’s data systems.

Other real estate owned expenses increased by $218,591, to $236,381 for the three months ended March 31, 2011 compared to $17,790 for the three months ended March 31, 2010 as the Company wrote down the carrying value of properties held as other real estate by $147,178 during the first three months of 2011 based on current appraisals.

All other expenses decreased by $52,645, or 21.7%, to $190,283 for the three months ended March 31, 2011 compared to $242,928 for the three months ended March 31, 2010 as current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 75.3% for the three months ended March 31, 2011, compared to 76.7% for the three months ended March 31, 2010.  The decrease in the efficiency ratio is due to the above-noted decreases in non-interest expenses.

Income Taxes

Income tax expense increased by $81,378 to $336,177 for the three months ended March 31, 2011 from $254,799 for the three months ended March 31, 2010.  The increase was primarily due to a higher level of pretax income for the first quarter of 2011 as compared to the first quarter of 2010.

Financial Condition

March 31, 2011 Compared with December 31, 2010

Total consolidated assets at March 31, 2011 were $735,087,671, representing an increase of $90,692,442, or 14.1%, from total consolidated assets of $644,395,229 at December 31, 2010.  The increase in assets was primarily attributable to the purchase of the three branch banking offices from Amboy Bank completed on March 25, 2011.   As a result of the Acquisition, the three branches became branches of the Bank.  Included in the Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million,  fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the Acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2011 totaled $114,059,109 compared to $17,710,501 at December 31, 2010. Cash and cash equivalents at March 31, 2011 consisted of cash and due from banks of $114,047,708 and Federal funds sold/short term investments of $11,401. The corresponding balances at December 31, 2010 were $17,699,103 and $11,398, respectively.  The current period increase was primarily due to the cash inflow of approximately $101.5 million resulting from the Acquisition, which closed on March 25, 2011.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2011 amounted to $4,944,106 compared to $21,219,230 at December 31, 2010. The primary cause for this decrease was a high volume of sales of existing loans held for sale combined with a lower volume of mortgage loan refinance activity during the first three months of 2011 compared with the level of activity during the last three months of 2010. The amount of loans originated for sale was $25,228,512 for the first three months of 2011 compared with $26,796,844 for the last three months of 2010.

Investment Securities

Investment securities represented 34.5% of total assets at March 31, 2011 and 26.0% at December 31, 2010. Total investment securities increased $86,568,580, or 51.7%, to $253,929,468 at March 31, 2011 from $167,360,888 at December 31, 2010.  Purchases of investments totaled $128,310,146 during the three months ended March 31, 2011, which exceeded proceeds from calls and repayments totaling $41,116,479 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2011, securities available for sale totaled $112,658,102, which is an increase of $27,187,109, or 31.8%, from securities available for sale totaling $85,470,993 at December 31, 2010.

At March 31, 2011, the securities available for sale portfolio had net unrealized gains of $967,968, compared to net unrealized gains of $1,145,540 at December 31, 2010.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2011, securities held to maturity were $141,271,366, an increase of $59,381,471, or 72.5%, from $81,889,895 at December 31, 2010.  The fair value of the held to maturity portfolio at March 31, 2010 was $142,264,108.

Due to the continued uncertain economic environment that includes historically low levels of market interest rates, proceeds from maturities and prepayments of securities during the first three months of 2011 were reinvested primarily in the low risk tax-exempt obligations of states and political subdivision bonds (with credit support) component of the Bank’s held to maturity portfolio.  It is management’s intention to hold these tax-exempt securities to their maturity.

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

The following table sets forth the classification of loans by major category at March 31, 2011 and December 31, 2010.

Loan Portfolio Composition	March 31, 2011		December 31, 2010
Component	Amount	% of total	Amount	% of total
Construction loans	$64,638,857	20%	$67,890,703	16%
Residential real estate loans	10,671,342	3%	10,435,038	3%
Commercial business	47,925,968	15%	54,733,172	13%
Commercial real estate	93,568,230	29%	95,277,814	23%
Mortgage warehouse lines	92,947,939	29%	169,575,899	41%
Loans to individuals	13,030,762	4%	13,349,036	3%
Deferred loan fees and costs	709,605	0%	543,753	0%
All other loans	236,274	0%	181,924	0%
	$323,728,977	100%	$411,987,339	100%

The loan portfolio decreased by $88,258,362, or 21.4%, to $323,728,977 at March 31, 2011, compared to $411,987,339 at December 31, 2010.  The mortgage warehouse lines portfolio decreased by $76,627,960, or 45.2%, to $92,947,939 at March 31, 2011 compared to $169,575,899 at December 31, 2010.  This component’s decrease at March 31, 2011 compared to December 31, 2010 was principally the result of the discontinuation of the Federal government’s first-time home buyer tax credit program combined with a current period increase in market rates for mortgage loans.

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

Non-performing loans decreased by $2,093,298 to $6,715,869 at March 31, 2011 from $8,809,167 at December 31, 2010, as the disruptions in the financial system and the real estate market during the past two years have negatively affected certain of the Bank’s construction borrowers.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loan, which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after March 31, 2011.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 2.04% at March 31, 2011 from 2.14% at December 31, 2010.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2011	2010
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	6,715,869	8,809,167
Total non-performing loans	6,715,869	8,809,167
Other real estate owned	6,358,232	4,850,818
Total non-performing assets	$13,074,101	$13,659,985

Non-performing loans to total loans	2.04%	2.14%
Non-performing assets to total assets	1.78%	2.12%

Non-performing assets decreased by $585,884 to $13,074,101 at March 31, 2011 from $13,659,985 at December 31, 2010.  Other real estate owned increased by $1,507,414 to $6,358,232 at March 31, 2011 from $4,850,818 at December 31, 2010.  Since December 31, 2010, the Bank has added approximately $2,249,955 to other real estate owned and sold and transferred out of other real estate owned properties totaling approximately $595,363.  In addition, during the three months ended March 31, 2011, the Bank recorded a provision for loss on other real estate owned of $147,178.

Non-performing assets represented 1.78% of total assets at March 31, 2011 and 2.12% at December 31, 2010.

The Bank had no loans classified as restructured loans at March 31, 2011 or December 31, 2010.

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past-due 10 days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	March 31,	December 31,	March 31,
	2011	2010	2010
Balance, beginning of period	$5,762,712	$4,505,387	$4,505,387

Provision charged to operating expenses	399,998	2,325,000	300,000

Loans charged off :
Construction loans	(366,588)	(450,000)	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(46,319)	(609,468)	-
Loans to individuals	0	(22,087)	(16,988)
Lease financing	0	-	(365)
All other loans	-	-	-
	(412,907)	(1,081,555)	(17,354)
Recoveries
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	239	13,880	3,264
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	239	13,880	3,264

Net (charge offs) / recoveries	(412,668)	(1,067,675)	(14,090)

Balance, end of period	$5,750,042	$5,762,712	$4,791,297

Loans :
At period end	$323,728,977	$411,987,339	$361,448,384
Average during the period	338,835,413	387,575,677	340,637,863
Net charge offs to average loans outstanding (annualized)	(0.12%)	(0.28%)	0.00%

Allowance for loan losses to :
Total loans at period end	1.78%	1.40%	1.33%
Non-performing loans	85.62%	65.78%	56.15%

The Company’s provision for loan losses was $399,998 for the three months ended March 31, 2011 and $300,000 for the three months ended March 31, 2010.  While the risk profile of the loan portfolio was reduced by an $88,258,362 decrease in the total loan portfolio at March 31, 2011 compared to the December 31, 2010 balance and non-performing loans decreased by $2,093,199 from December 31, 2010 to March 31, 2011, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Also, management replenished the reserves to compensate for the current period net charge-offs.  Net charge offs/recoveries amounted to a net charge-off of $412,668 for the three months ended March 31, 2011.

At March 31, 2011, the allowance for loan losses was $5,750,042 compared to $5,762,712 at December 31, 2010, a decrease of $12,670.  The ratio of the allowance for loan losses to total loans at March 31, 2011 and December 31, 2010 was 1.78% and 1.40%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 65.78% at December 31, 2010, compared to 85.62% at March 31, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Demand
Non-interest bearing	$112,437,456	$92,023,123
Interest bearing	182,758,572	129,869,045
Savings	190,201,772	165,388,564
Time	164,621,848	156,454,417
	$650,019,648	$548,735,149

At March 31, 2011, total deposits were $650,019,648, an increase of $106,284,499, or 19.5%, from $543,735,149 at December 31, 2010.  The current period increase was due to the March 25, 2011 Acquisition, in which the Bank assumed deposit liabilities of $111.9 million.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at March 31, 2011, consisting soley of FHLB long-term borrowings, and $25,900,000 at December 31, 2010, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $15,900,000.

The Bank has a fixed rate convertible advance from the FHLB in the amounts of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $839,009, or 1.7%, to $50,520,165 at March 31, 2011, from $49,681,156 at December 31, 2010.  Tangible book value per common share decreased by $0.43, or 4.4%, to $9.30 at March 31, 2011 from $9.73 at December 31, 2010.  The current period decrease in tangible book value per common share was the result of an increase of $5.0 million in goodwill and intangible assets as a result of the March 25, 2011 Acquisition  The ratio of shareholders’ equity to total assets was 6.87% and 7.71% at March 31, 2011 and December 31, 2010, respectively.  The increase in shareholders’ equity was primarily the result of net income available to common stockholders of $789,868 for the three months ended March 31, 2011.

In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2010 and 2009 and paid in 2011 and 2010, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2011 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2011 and December 31, 2010 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Company
Total Capital to Risk Weighted Assets	$67,880,407	15.96%	$34,033,424	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	61,376,559	14.43%	17,016,712	>4%	N/A	N/A
Tier 1 Capital to Average Assets	61,376,559	9.49%	25,861,933	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$65,129,998	15.34%	$33,976,080	>8%	$42,470,100	>10%
Tier 1 Capital to Risk Weighted Assets	59,831,998	14.09%	16,988,040	>4%	25,482,060	>6%
Tier 1 Capital to Average Assets	59,831,998	9.29%	25,767,859	>4%	32,209,824	>5%

As of December 31, 2010
Company
Total Capital to Risk Weighted Assets	$72,736,033	14.43%	$40,335,354	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	65,484,454	12.99%	20,167,677	>4%	N/A	N/A
Tier 1 Capital to Average Assets	65,484,454	9.63%	27,196,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$70,084,660	13.92%	$40,272,800	>8%	$50,341,000	>10%
Tier 1 Capital to Risk Weighted Assets	64,321,948	12.78%	20,136,400	>4%	30,204,600	>6%
Tier 1 Capital to Average Assets	64,321,948	9.51%	27,054,854	>4%	33,818,567	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2011, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At March 31, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $322,174,000, of its total assets at December 31, 2010.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2011, the balance of cash and cash equivalents was $114,059,109.

Net cash provided by operating activities totaled $16,891,852 for the three months ended March 31, 2011 compared to net cash provided by operations of $5,716,141 for the three months ended March 31, 2010.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $101,539,588 for the three months ended March 31, 2011 compared to net cash provided by investing activities of $28,014,873 for the three months ended March 31, 2010.  The increase for the 2011 period compared to the 2010 period resulted from $101,539,588 in cash and cash equivalents acquired from the purchase of three branch offices.

Net cash used in financing activities totaled $21,687,176 for the three months ended March 31, 2011 compared to net cash used in financing activities of $38,548,173 for the three months ended March 31, 2011.  The cash used in the 2010 period resulted primarily from a decrease in demand, savings and time deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2011, prepayments and maturities of investment securities totaled $41,116,479.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2011, if any.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2011	January 31, 2011	-	-	-	170,222
February 1, 2011	February 28, 2011	-	-	-	170,222
March 1, 2011	March 31, 2011	-	-	-	170,222
Total		-	-	-	170,222

(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent common stock dividends.

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

1ST CONSTITUTION BANCORP

Date: May 16, 2011	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)