Form 10-Q
period 2011-06-30
1ST CONSTITUTION BANCORP
filed 2011-08-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 12, 2011, there were 4,805,750 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	June 30, 2011	December 31, 2010
ASSETS
CASH AND DUE FROM BANKS	$90,046,173	$17,699,103

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,403	11,398

Total cash and cash equivalents	90,057,576	17,710,501

INVESTMENT SECURITIES:
Available for sale, at fair value	111,698,188	85,470,993
Held to maturity (fair value of $145,124,864 and $81,712,004 at June 30, 2011 and December 31, 2010, respectively)	141,915,638	81,889,895

Total investment securities	253,613,826	167,360,888

LOANS HELD FOR SALE	6,971,757	21,219,230

LOANS	339,867,302	411,987,339
Less- Allowance for loan losses	(5,869,581)	(5,762,712)

Net loans	333,997,721	406,224,627

PREMISES AND EQUIPMENT, net	10,661,331	6,148,626

ACCRUED INTEREST RECEIVABLE	2,684,914	2,405,741

BANK-OWNED LIFE INSURANCE	11,673,301	11,474,643

OTHER REAL ESTATE OWNED	6,789,147	4,850,818

OTHER ASSETS	12,980,983	7,000,155

Total assets	$729,430,556	$644,395,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$112,963,755	$92,023,123
Interest bearing	530,144,317	451,712,026

Total deposits	643,108,072	543,735,149

BORROWINGS	10,000,000	25,900,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,287,389	1,434,338
ACCRUED EXPENSES AND OTHER LIABILITIES	4,044,943	5,087,586

Total liabilities	676,997,404	594,714,073

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 4,814,635 and 4,812,344 shares issued and 4,805,750 and 4,803,459 shares outstanding at June 30, 2011 and December 31, 2010, respectively	39,002,113	38,899,855
Retained earnings	12,360,563	10,741,779
Treasury Stock, at cost, 8,885 shares	(62,409)	(58,652)
Accumulated other comprehensive income	1,132,885	98,174

Total shareholders’ equity	52,433,152	49,681,156

Total liabilities and shareholders’ equity	$729,430,556	$644,395,229

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2011	2010	2011	2010
Loans, including fees	$5,167,439	$5,736,377	$10,521,646	$11,065,242
Securities
Taxable	1,503,134	1,219,755	2,788,078	2,613,641
Tax-exempt	351,728	106,241	636,800	214,171
Federal funds sold and short-term investments	63,004	12,910	72,110	32,619
Total interest income	7,085,305	7,075,283	14,018,634	13,925,673

INTEREST EXPENSE
Deposits	1,530,274	1,681,345	2,928,404	3,562,013
Borrowings	103,712	278,007	210,632	544,422
Redeemable subordinated debentures	237,280	267,540	501,434	531,690
Total interest expense	1,871,266	2,226,892	3,640,470	4,638,125
Net interest income	5,214,039	4,848,391	10,378,164	9,287,548
Provision for loan losses	275,000	550,000	674,998	850,000
Net interest income after provision for loan losses	4,939,039	4,298,391	9,703,166	8,437,548

NON-INTEREST INCOME
Service charges on deposit accounts	234,898	188,672	410,740	365,028
Gain on sales of loans	411,643	392,577	848,382	713,121
Income on bank-owned life insurance	103,522	105,056	198,659	201,695
Other income	390,249	320,715	707,281	676,022
Total non-interest income	1,140,312	1,007,020	2,165,062	1,955,866

NON-INTEREST EXPENSE
Salaries and employee benefits	2,843,948	2,417,234	5,420,612	4,793,934
Occupancy expense	580,969	452,838	1,147,707	898,765
Data processing expenses	313,776	272,391	617,249	531,198
FDIC insurance expenses	246,458	247,568	474,005	495,251
Other operating expenses	1,170,634	889,059	2,159,044	1,693,888
Total non-interest expenses	5,155,785	4,279,090	9,818,617	8,413,036
Income before income taxes	923,566	1,026,321	2,049,611	1,980,378

INCOME TAXES	94,650	230,762	430,827	485,561
Net income	828,916	795,559	1,618,784	1,494,817
Dividends and accretion on preferred stock	0	176,984	0	353,968
Net income available to common shareholders	$828,916	$618,575	$1,618,784	$1,140,849

NET INCOME PER COMMON SHARE
Basic	$0.17	$0.13	$0.34	$0.24
Diluted	$0.17	$0.13	$0.33	$0.24

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053

Issuance of vested shares under employee benefit program		89,565				89,565

Share-based compensation		30,242				30,242

Dividends on preferred stock			(300,000)			(300,000)

Accretion of discount on preferred stock	53,968		(53,968)			-

Comprehensive Income:
Net Income for the six months ended June 30, 2010			1,494,817			1,494,817
Minimum pension liability, net of tax					137,381	137,381

Unrealized gain on securities available for sale, net of tax					924,682	924,682
Unrealized gain on interest rate swap contract, net of tax					145,852	145,852

Comprehensive Income						2,702,732

Balance, June 30, 2010	$11,527,230	$36,894,428	$11,448,180	$(73,492)	$127,246	$59,923,592

Balance, January 1, 2011	$0	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156
Exercise of stock options (1,651 shares) and issuance of vested shares under employee benefit programs		75,058		11,597		86,655

Share-based compensation		27,200				27,200

Treasury stock purchased (1,651 shares)				(15,354)		(15,354)

Comprehensive Income:
Net Income for the six months ended June 30, 2011			1,618,784			1,618,784

Minimum pension liability, net of tax					3,853	3,853

Unrealized gain on securities available for sale, net of tax					819,296	819,296
Unrealized gain on interest rate swap contract, net of tax					211,562	211,562

Comprehensive Income						2,653,495

Balance, June 30, 2011	$0	$39,002,113	$12,360,563	$(62,409)	$1,132,885	$52,433,152

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,618,784	$1,494,817
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	674,998	850,000
Provision for loss on other real estate owned	147,178	0
Depreciation and amortization	510,473	283,856
Net amortization of premiums and discounts on securities	815,173	449,067
Gains on sales of loans held for sale	(848,382)	(713,121)
Originations of loans held for sale	(47,402,373)	(55,441,982)
Proceeds from sales of loans held for sale	62,498,228	62,803,590
Income on Bank – owned life insurance	(198,658)	(201,695)
Share-based compensation expense	187,921	110,242
(Increase) decrease in accrued interest receivable	(276,159)	73,975
(Increase) decrease in other assets	(1,574,007)	630,503
Decrease in accrued interest payable	(240,064)	(270,980)
Decrease in accrued expenses and other liabilities	(914,212)	(974,451)

Net cash provided by operating activities	14,998,900	9,093,821

INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(69,849,189)	(32,936,864)
Held to maturity	(83,188,354)	(69,325,000)
Proceeds from maturities and prepayments of securities -
Available for sale	44,610,442	101,957,520
Held to maturity	22,600,347	1,839,718
Net decrease (increase) in loans	69,306,181	(54,642,352)
Purchase of bank-owned life insurance	0	(750,000)
Capital expenditures	(347,008)	(1,457,617)
Additional investment in other real estate owned	(607,158)	(42,051)
Proceeds from sales of other real estate owned	1,629,315	590,316
Cash consideration received in connection with acquisition of branches	101,539,588	0

Net cash provided by (used in) investing activities	85,694,164	(54,766,330)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	86,655	89,565
Purchase of Treasury Stock	(15,354)	0
Dividend paid on preferred stock	0	(300,000)
Net increase (decrease) in demand, savings and time deposits	(12,517,290)	(38,685,346)
Net (decrease) increase in borrowings	(15,900,000)	74,600,000

Net cash (used in) provided by financing activities	(28,345,989)	35,704,219

Increase (decrease) in cash and cash equivalents	72,347,075	(9,968,290)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	17,710,501	25,854,285

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$90,057,576	$15,885,995

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,880,534	$4,909,105
Income taxes	857,000	1,035,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$3,107,664	$899,146

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2011 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Acquisition of Unaffiliated Branches

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “Acquisition”).  The Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the SEC on January 3, 2011.

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

	Three Months Ended June 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$828,916
Preferred stock dividends and accretion	0
Income available to common shareholders	828,916	4,803,337	$0.17

Effect of dilutive securities
Stock options and unvested stock awards		46,608

Diluted EPS
Income available to common shareholders Plus assumed conversion	$828,916	4,849,945	$0.17

	Three Months Ended June 30, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$795,559
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	618,575	4,753,152	$0.13

Effect of dilutive securities
Stock options and unvested stock awards		24,921

Diluted EPS
Net income available to common shareholders plus assumed conversion	618,575	4,778,073	$0.13

	Six Months Ended June 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$1,618,784
Preferred stock dividends and accretion	0
Income available to common shareholders	1,618,784	4,803,166	$0.34

Effect of dilutive securities
Stock options and unvested stock awards		58,783

Diluted EPS
Income available to common shareholders Plus assumed conversion	$1,618,784	4,861,949	$0.33

	Six Months Ended June 30, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$1,494,817
Preferred stock dividends and accretion	(353,968)
Income available to common shareholders	1,140,849	4,754,401	$0.24

Effect of dilutive securities
Stock options and unvested stock awards		20,063

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1,140,849	4,774,464	$0.24

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

Available for sale-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$32,420,768	$193,991	0	$32,614,759
Residential collateralized mortgage obligations – GSE	15,639,285	511,537	0	16,150,822
Residential collateralized mortgage obligations – non-GSE	4,833,326	139,309	(12,167)	4,960,468
Residential mortgage backed securities – GSE	46,190,801	1,781,721	0	47,972,522
Obligations of State and
Political subdivisions	5,381,351	172,040	0	5,553,391
Trust preferred debt securities – single issuer	2,461,796	0	(407,754)	2,054,042
Corporate Debt Securities	1,469,864	8,220	0	1,478,084
Restricted stock	889,100	0	0	889,100
Mutual fund	25,000	0	0	25,000

	$109,311,291	$2,806,818	$(419,921)	$111,698,188

June 30, 2011	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$4,146,892	$0	$4,146,892	$36,278	0	$4,183,170
Residential collateralized Mortgage obligations – GSE	26,455,681	0	26,455,681	868,933	0	27,324,614
Residential collateralized Mortgage obligations - non-GSE	15,111,197	0	15,111,197	613,195	0	15,724,392
Residential mortgage backed securities – GSE	20,772,576	0	20,772,576	612,012	0	21,384,588
Obligations of State and
Political subdivisions	48,458,872	0	48,458,872	1,161,174	(85,500)	49,534,546
Trust preferred debt securities – pooled	644,563	(500,944)	143,619	0	(140,639)	2,980
Corporate debt securities	26,826,801	0	26,826,801	149,487	(5,714)	26,970,574

	$142,416,582	$(500,944)	$141,915,638	$3,441,079	$(231,853)	$145,124,864

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

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

Restricted stock at June 30, 2011 and December 31, 2010 consisted of $874,100 and $1,625,100, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$1,432,777	$1,436,414
Due after one year through five years	18,765,941	18,912,432
Due after five years through ten years	21,799,374	22,348,348
Due after ten years	67,313,199	69,000,994
Total	$109,311,291	$111,698,188

Held to maturity-
Due in one year or less	$7,640,715	$7,652,870
Due after one year through five years	31,731,899	31,988,833
Due after five years through ten years	24,785,532	25,380,640
Due after ten years	78,258,436	80,102,521
Total	$142,416,582	$145,124,864

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations – non-GSE	1	$0	$0	$316,097	$(12,167)	$316,097	$(12,167)

Obligations of State and Political Subdivisions	34	10,500,462	(85,500)	0	0	10,500,462	(85,500)

Trust preferred debt securities – single issuer	4	0	0	2,054,042	(407,754)	2,054,042	(407,754)

Trust preferred debt securities – single issuer – pooled	1	0	0	2,980	(641,583)	2,980	(641,583)

Corporate Debt Securities	6	2,470,843	(5,714)	0	0	2,470,843	(5,714)

Total temporarily impaired securities	46	$12,971,305	$(91,214)	$2,373,119	$(1,061,504)	$15,344,424	$(1,152,718)

December 31, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	6	$5,120,020	$(50,721)	$-	$-	$5,120,020	$(50,721)

Residential collateralized mortgage Obligations – Non-GSE	2	2,035,105	(21,478)	372,747	(8,273)	2,407,852	(29,751)

Residential mortgage backed securities GSE	4	4,393,707	(41,711)	-	-	4,393,707	(41,711)

Obligations of State and Political Subdivisions	31	11,124,090	(378,918)	927,538	(86,101)	12,051,628	(465,019)

Trust preferred debt securities – Single issuer	4	0	0	1,857,503	(602,877)	1,857,503	(602,877)

Trust preferred debt securities – Pooled	1	0	0	4,173	(638,305)	4,173	(638,305)

Corporate debt securities	45	24,917,591	(219,673)	0	0	24,917,591	(219,673)

Total temporarily impaired securities	93	$47,590,513	$(712,501)	$3,161,961	$(1,335,556)	$50,752,474	$(2,048,057)

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

Trust preferred debt security – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment.  As of June 30, 2011, our evaluation was as follows:

a.
We obtained the PreTSL XXV Depository Institutions Issuer List as of June 30, 2011 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

b.
We sorted the financial institutions on the issuer list to develop three “buckets” (or categories) for further deferred/default analysis based upon the indicated “Texas Ratio.”  The Texas Ratio is calculated by dividing the institution’s Non-Performing Assets plus loans 90 days past due by the combined total of Tangible Equity plus the Allowance for Loan Losses.  The three buckets consisted of those institutions with a Texas Ratio of:

(1)	Above 100;

(2)	75 to 100; and

(3)	below 75.

c.	We then applied the following asset specific deferral/default assumptions to each of these buckets:

(1)	Above 100 - 100% default; 0% recovery;

(2)	75 to 100 – 100% deferred; 15% recovery at 2 years from initial date of deferral; and

(3)	Below 75 – no deferral/default.

d.	We then ran a cash flow projection to analyze the impact of future deferral/default activity by applying the following assumption on those institutions in bucket (3) of our analysis:

•	defaults at 75 basis points applied annually; 15% recovery with a 2-year lag from the initial date of deferral.

Our rationale for these metrics is as follows:  (1) The FDIC lists the number of bank failures each year from 1934 – 2008.  Comparing bank failures to the number of FDIC institutions produces an annual average default rate of 36 basis points. Given the continuing uncertain economic environment, we believe double this amount, or 75 basis points, to be an appropriate measurement for defaults; and (2) Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised” on November 21, 2008.  This analysis uses a recovery assumption of 15%, which we also deem an appropriate measurement.

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 26-year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This June 30, 2011 projection of future cash flows produced as present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at June 30, 2011.

Any one or more factors, or combinations thereof, could cause management to conclude in future reporting periods that an unrealized loss that exists with respect to PreTSL XXV constitutes an additional credit impairment.  These factors include, but are not limited to, failure to make interest payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an impairment in value or changes in market conditions and/or industry or issuer specific factors that would render management unable to forecast a full recovery in value.  In addition, the fair value of trust preferred securities could decline if the overall economy and the financial condition of the issuers continue to deteriorate and there remains limited liquidity for this security.

The following table sets forth information with respect to this security at June 30, 2011:

Security	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$644,563	$2,980	($641,583)	63.4%	21.8%	14.8%	18.2%	Caa2/ NR	$59,000,000	11.0%

Notes to table above:

(1)
This percentage represents the amount of specific deferrals / defaults that have occurred, plus those that are known for the following quarters to the total amount of original collateral. Fewer deferrals / defaults produce a lower percentage.

(2)
“Excess subordination” amount is the additional defaults / deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a “break in yield”. This amount assumes that all currently performing collateral continues to perform.  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The “percent of underlying collateral performing” is the ratio of the “excess subordination amount” to current performing collateral - a higher percentage means there is more excess subordination to absorb additional defaults / deferrals, and the better our security is protected from loss.

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment related to credit losses, all of which relate to PreTSL XXV, which have been recognized in earnings for debt securities held to maturity and not intended to be sold.

(in thousands)	Three and six months ended June 30, 2011	Three and six months ended June 30, 2010
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

The following table provides an aging of the loan portfolio by loan class at June 30, 2011:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans

Commercial
Construction	$0	$0	$3,027,421	$3,027,421	$55,900,431	$58,927,852	$0	$3,027,421
Commercial Business	96,725	0	1,055,246	1,151,971	44,780,614	45,932,585	0	1,182,047
Commercial Real Estate	2,340,497	0	1,056,965	3,397,462	89,716,787	93,114,249	0	1,401,426
Mortgage Warehouse Lines	0	0	0	0	117,490,567	117,490,567	0	0

Residential Real Estate	471,836	0	0	471,836	10,141,551	10,613,387	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	12,668,814	12,746,672	0	77,858
Other	0	0	0	0	233,602	233,602	0	0

Deferred Loan Fees	0	0	0	0	808,388	808,388	0	0

Total	$2,909,058	$0	$5,217,490	$8,126,548	$331,740,754	$339,867,302	$0	$5,688,752

The following table provides an aging of the loan portfolio by loan class at December 31, 2010:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non- accrual Loans

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0	$6,569,296
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0	750,623
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0	1,411,390
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0	77,858
Other	0	0	0	0	181,924	181,924	0	0

Deferred Loan Fees	0	0	0	0	543,753	543,753	0	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0	$8,809,167

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at June 30, 2011.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$46,666,637	$43,310,186	$81,134,613	$117,490,567	$10,094,693
Special Mention	4,761,276	1,164,409	7,743,292	0	0
Substandard	7,499,939	1,256,317	3,632,092	0	518,694
Doubtful	0	201,673	604,252	0	0
Total	$58,927,852	$45,932,585	$93,114,249	$117,490,567	$10,613,387

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$12,668,814	$233,602
Nonperforming	77,858	0
Total	$12,746,672	$233,602

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2010.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on non-accrual status, it is also considered to be impaired.  Loans are placed on non-accrual status when: (1) the full collection of interest or principal becomes uncertain; or (2) they are contractually past due 90 days or more as to interest or principal payments unless both well secured and in the process of collection.

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2011 and December 31, 2010:

Period-End Balances By Impairment Method – June 30, 2011
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$2,455,257	$922,398	$1,621,112	$528,708	$77,235	$187,451	$2,453	$74,967	$0	$5,869,581

Ending Balance
Individually evaluated for impairment	817,418	338,125	295,627	0	11,619	77,858	0	0	0	1,540,647
Collectively evaluated for impairment	1,637,839	584,273	1,325,485	528,708	65,616	109,593	2,453	74,967	0	4,328,934

Loans receivables:
Ending Balance	$58,927,852	$45,932,585	$93,114,249	$117,490,567	$10,613,387	$12,746,672	$233,602	$0	$808,388	$339,867,302
Individually evaluated for impairment	3,027,421	1,267,050	1,401,427	0	518,694	77,858	0	0	0	6,292,450
Collectively evaluated for impairment	55,900,431	44,665,535	91,712,822	117,490,567	10,094,693	12,668,814	233,602	0	808,388	333,574,852

Period-End Balances By Impairment Method – December 31, 2010
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,349,036	$181,924	0	543,753	$411,987,339
Individually evaluated for impairment	6,569,296	750,623	1,411,390	0	0	77,858	0	0	0	8,809,167
Collectively evaluated for impairment	63,748,566	51,555,390	93,866,424	169,575,899	10,435,038	13,271,178	181,924	0	543,753	403,178,172

The allowance for loan loss by loan class at both June 30, 2011 and December 31, 2010, and related activity for the six months ended June 30, 2011, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,183,736	(55,760)	(318,432)	(344,826)	9,777	(1,990)	571	(73,078)	399,998
Loans charged off	(366,587)	(46,319)	-	-	-	-	-	-	(412,906)
Recoveries of loans charged off	-	239	-	-	-	-	-	-	239
Balance - March 31, 2011	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$5,750,043
Provision charged to operations	52,940	48,806	215,679	110,442	(370)	(3,016)	(28)	(149,453)	275,000
Loans charged off	(158,900)	-	-	-	-	-	-	-	(158,900)
Recoveries of loans charged off	-	3,438	-	-	-	-	-	-	3,438
Balance - June 30, 2011	$2,455,257	$922,398	$1,621,112	$528,708	$77,235	$187,451	$2,453	$74,967	$5,869,581

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

Impaired Loans Receivables (By Class) – June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance:

Commercial
Construction	$--	$--	$--	$113,947	$--
Commercial Business	87,922	99,312	--	348,094	--
Commercial Real Estate	260,060	260,060	--	292,682	--
Mortgage Warehouse Lines	--	--	--	--	--
	347,982	359,372	--	754,723	--
Residential Real Estate	--	--	--	--	--

Consumer
Loans to Individuals	--	--	--	--	--
Other	--	--	--	--	--

With no related allowance:	347,982	359,372	-	754,723	--

With a related allowance:

Commercial
Construction	3,027,421	3,071,921	817,418	3,268,474	--
Commercial Business	1,179,128	1,179,128	338,125	832,399	--
Commercial Real Estate	1,141,367	1,141,367	295,627	1,111,122	--
Mortgage Warehouse Lines	--	--	--	--	--
	5,347,916	5,392,416	1,451,170	5,211,995	--
Residential Real Estate	518,694	518,694	11,619	519,000	4,544

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	--
Other	--	--	--	--	--
	77,858	77,858	77,858	77,858	--
With a related allowance:	5,944,468	5,988,968	1,540,647	5,808,853	4,544

Total:
Commercial	5,695,898	5,751,788	1,451,170	5,966,718	--
Residential Real Estate	518,694	518,694	11,619	519,000	4,544
Consumer	77,858	77,858	77,858	77,858	--
	$6,292,450	$6,348,340	$1,540,647	$6,563,576	$4,544

Impaired Loans Receivables (By Class) – December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	--	--	--
	5,349,652	5,403,436	--

Residential Real Estate	--	--	--

Consumer
Loans to Individuals	--	--	--
Other	--	--	--
	--	--	--
	5,349,652	5,403,436	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	--	--	--
	3,381,657	3,381,657	496,907
Residential Real Estate	--	--	--

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	--	--	--
	77,858	77,858	77,858
	3,459,515	3,459,515	574,765

Total:
Commercial	8,731,309	8,785,093	496,907
Residential Real Estate	--	--	--
Consumer	77,858	77,858	77,858
	$8,809,167	$8,862,951	$574,765

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,236,375 shares of Company common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of June 30, 2011, there were 199,003 shares of common stock (as adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $27,200 and $30,242 for the six months ended June 30, 2011 and 2010, respectively.

Transactions under the Stock Plans during the six months ended June 30, 2011 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2011	156,244	$10.74
Granted	27,930	8.34
Exercised	(1,709)	5.85
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2011	182,465	$10.42	5.5	$40,410

Exercisable at June 30, 2011	131,952	$11.13	4.4	$35,766

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the six months ended June 30, 2011 was $4,491.

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2011 are as follows:

Fair value of options granted	$3.24
Risk-free rate of return	1.99%
Expected option life in years	7
Expected volatility	33.02%
Expected dividends (1)	-

(1) To date, the Company has not paid cash dividends on its common stock.

As of June 30, 2011, there was approximately $145,989 of unrecognized compensation cost related to nonvested stock options based compensation arrangements granted under the Stock Plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the six months ended June 30, 2011 (as adjusted to reflect the 5% stock dividend declared in December 2010).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2011	109,518	$7.70
Granted	30,855	7.91
Vested	(5,895)	9.07
Forfeited	(3,782)	8.15
Non-vested at June 30, 2011	130,696	$7.67

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $160,721 and $80,000 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, there was approximately $737,037 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next four years.

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

The components of net periodic expense for the Company’s SERPs for the three months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$68,425	$56,514	$136,850	$113,028
Interest cost	57,057	48,435	114,114	96,870
Actuarial (gain) loss recognized	(2,062)	38,517	(4,124)	77,034
Prior service cost recognized	19,859	24,858	39,718	49,716
	$143,279	$168,324	$286,558	$336,648

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects were as follows:

	June 30,	December 31,
	2011	2010
Unrealized holding gains on securities available for sale	$2,386,897	$1,145,540
Related income tax effect	(811,544)	(389,483)
	1,575,353	756,057

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized loss on interest rate swap contract	0	(353,552)
Related income tax effect	0	141,990
	0	(211,562)

Pension liability	(185,101)	(191,539)
Related income tax effect	73,256	75,841
	(111,845)	(115,698)

Accumulated other comprehensive income	$1,132,885	$98,174

The components of other comprehensive income and their related income tax effects for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Unrealized holding gain on
securities available for sale	$1,418,929	$568,173	$1,241,357	$1,401,031
Related income tax effect	(482,436)	(163,423)	(422,061)	(476,349)
	936,493	404,750	819,296	924,682

Unrealized gain on interest rate
swap contract	179,773	175,499	353,552	242,843
Related income tax effect	(72,582)	(65,686)	(141,990)	(96,991)
	107,191	109,813	211,562	145,852

Pension liability amortization	3,219	113,922	6,438	227,845
Related income tax effect	(1,293)	(45,771)	(2,585)	(90,464)
	1,926	68,151	3,853	137,381

Other comprehensive income	$1,045,610	$582,714	$1,034,711	$1,207,915

(9)  Recent Accounting Pronouncements

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s shareholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  It is anticipated that adoption of this ASU will not affect the Company’s consolidated financial position or results of operations.

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  It is anticipated that adoption of this ASU will not materially affect the Company’s consolidated financial position or results of operations.

ASU 2010-08 (When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts)

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
June 30, 2011:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	-	$32,614,759	-	$32,614,759
Residential collateralized mortgage obligations- GSE	-	16,150,822	-	16,150,822
Residential collateralized mortgage obligations - non GSE	-	4,960,468	-	4,960,468
Residential mortgage backed securities – GSE	-	47,972,522	-	47,972,522
Obligations of State and Political subdivisions	-	5,553,391	-	5,553,391
Trust preferred debt securities – single issuer	-	2,054,042	-	2,054,042
Corporate debt securities	-	1,478,084	-	1,478,084
Restricted stock	-	889,100	-	889,100
Mutual fund	-	25,000	-	25,000

Derivative liabilities	-	--	-

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2011:
Impaired loans	-	-	$4,403,821	$4,403,821
Other real estate owned	-	-	945,020	945,020

December 31, 2010:
Impaired loans	-	-	$2,884,750	$2,884,750
Other real estate owned	-	-	243,023	243,023

Impaired loans measured at fair value and included in the above table, consisted of 16 loans having an aggregate balance of $5,994,468 and specific loan loss allowances of $1,540,647 at June 30, 2011 and seven loans at December 31, 2010, having an aggregate balance of $3,459,515 and specific loan loss allowances of $574,765.

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

The estimated fair values, and the recorded book balances, were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$90,057,576	$90,057,576	17,710,501	$$17,710,501
Securities available for sale	111,698,188	111,698,188	85,470,993	85,470,993
Securities held to maturity	141,915,638	145,124,864	81,889,895	81,712,003
Loans held for sale	6,971,757	6,971,757	21,219,230	21,219,230
Gross loans	339,867,302	339,860,000	411,987,339	410,144,000
Accrued interest receivable	2,684,914	2,684,914	2,405,741	2,405,741
Deposits	(643,108,072)	(644,708,000)	(543,735,149)	(545,225,000)
Other borrowings	(10,000,000)	(11,905,000)	(25,900,000)	(27,979,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	-	-	(353,552)	(353,552)
Accrued interest payable	(1,287,389)	(1,287,389)	(1,434,338)	(1,434,338)

Loan commitments and standby letters of credit as of June 30, 2011 and December 31, 2010 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(11)           Derivative Financial Instruments

The use of derivative financial instruments creates exposure to credit risk.  This credit risk relates to losses that would be recognized if the counterparts fail to perform their obligations under the contracts.  As part of the Company’s interest rate risk management process, the Company entered into an interest rate derivative contract effective November 27, 2007.  Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates.  This derivative interest rate contract was an interest rate swap used to modify the repricing characteristics of a specific liability.  This contract matured on June 15, 2011 and was not renewed by the Company.  At December 31, 2010, the Company’s position in derivative contracts consisted entirely of this interest rate swap.

Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates

June 15, 2011	Subordinated Debenture	$18,000,000	5.87%	3 month LIBOR plus 165 basis points

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at December 31, 2010 was ($353,552), and was recorded in other liabilities in the consolidated balance sheet, with the change in fair value, net of deferred taxes, recorded through Other Comprehensive Income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2011 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2011 and in other filings made by the Company with the SEC, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “Acquisition”).  The Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the SEC on January 3, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Summary

The Company realized net income of $828,916 for the three months ended June 30, 2011, an increase of $33,357, or 4.2%, from the $795,559 reported for the three months ended June 30, 2010.  The increase is due primarily to increases in net interest income and noninterest income and a lower provision for loan losses which, in total, offset an increase in non-interest expenses.  Net income per diluted common share was $0.17 for the three months ended June 30, 2011 compared to net income per diluted common share of $0.13 for the three months ended June 30, 2010.  Net income available to common shareholders increased from $618,575 for the three months ended June 30, 2010 to $828,916 for the three months ended June 30, 2011.  Net income available to common shareholders for the three months ended June 30, 2010 reflected an aggregate of $176,984 attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury (the “Treasury”) under the TARP Capital Purchase Program in December 2008.  On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Company’s preferred stock issued to the Treasury for an aggregate purchase price (including accrued and unpaid dividends) of $12,120,000.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 16, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Key performance ratios remained stable for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Return on average assets and return on average equity were 0.45% and 6.55% for the three months ended June 30, 2011 compared to 0.49% and 5.42%, respectively, for the three months ended June 30, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin on a tax-equivalent basis for the three months ended June 30, 2011 was 3.25% as compared to the 3.17% net interest margin recorded for the three months ended June 30, 2010, an increase of 8 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.1% of the Company’s net revenues for the three month period ended June 30, 2011 and 82.8% of net revenues for the three-month period ended June 30, 2010. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $365,648, or 7.5%, to $5,214,039 for the three months ended June 30, 2011 from the $4,848,391 reported for the three months ended June 30, 2010.  The increase in net interest income was primarily attributable to lower rates paid on interest-bearing liabilities during the current period.  The average rate paid on interest-bearing liabilities for the three months ended June 30, 2011 was 1.32%, a reduction of 47 basis points compared to 1.79% paid for the three months ended June 30, 2010.

Average interest earning assets increased by $43,439,575, or 7.0%, to $663,568,176 for the three month period ended June 30, 2011 from $620,128,601 for the three month period ended June 30, 2010.  However, the overall yield on interest earning assets, on a tax-equivalent basis, decreased 15 basis points to 4.38% for the three month period ended June 30, 2011 when compared to 4.60% for the three month period ended June 30, 2010.

Average interest bearing liabilities increased by $67,255,498, or 13.5%, to $566,965,189 for the three month period ended June 30, 2011 from $499,709,691 for the three month period ended June 30, 2010.  Overall, the cost of total interest bearing liabilities decreased 47 basis points to 1.32% for the three months ended June 30, 2011 compared to 1.79% for the three months ended June 30, 2010.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.25% for the three months ended June 30, 2011 compared to 3.17% the three months ended June 30, 2010.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $275,000 for the three months ended June 30, 2011 and $550,000 for the three months ended June 30, 2010.  As a result the risk profile of the loan portfolio being reduced by a change in its composition via a $5,711,005 reduction in higher risk construction loans, and non-performing loans decreasing by $3,120,415, this change in the overall risk profile necessitated the decreased provision.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2011 was $1,140,312, an increase of $133,292, or 13.2%, over non-interest income of $1,007,020 for the three months ended June 30, 2010.

Service charges on deposit accounts represents a consistent source of non-interest income. Service charge revenues increased to $234,898 for the three months ended June 30, 2011 from $188,672 for the three months ended June 30, 2010.  This increase is primarily the result of the increase in the number of deposit accounts subject to service charges due to the March 25, 2011 acquisition of three branch offices from another financial institution.

Gain on sales of loans held for sale increased modestly by $19,066, or 4.9%, to $411,643 for the three months ended June 30, 2011 when compared to $392,577 for the three months ended June 30, 2010.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales remained stable for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $103,522 for the three months ended June 30, 2011 compared to $105,056 for the three months ended June 30, 2010, a decrease of $1,534 for the second quarter of 2011 as compared to the second quarter of 2010. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Customer demand for these services contributed to the other income component of non-interest income amounting to $390,249 for the three months ended June 30, 2011, compared to $320,715 for the three months ended June 30, 2010, an increase of $69,534 for the second quarter of 2011 as compared to the second quarter of 2010.

Non-Interest Expense

Non-interest expenses increased by $876,695, or 20.5%, to $5,155,785 for the three months ended June 30, 2011 from $4,279,090 for the three months ended June 30, 2010.  The March 25, 2011 Acquisition was the primary cause for this current period increase in total noninterest expense and each of its major components when compared with noninterest expense for the prior period.

The following table presents the major components of non-interest expenses for the three months ended June 30, 2011 and 2010.

Non-interest Expenses
	Three months ended June 30,
	2011	2010
Salaries and employee benefits	$2,843,948	$2,417,234
Occupancy expenses	580,969	452,838
Data processing services	313,776	272,391
Equipment expense	194,368	167,895
Marketing	52,021	42,672
Regulatory, professional and other fees	286,084	268,557
Office expense	234,315	180,189
FDIC insurance expense	246,458	247,568
Directors’ fees	22,000	27,000
Other real estate owned expenses	72,971	28,447
Amortization of intangible assets	66,992	9,178
All other expenses	241,883	165,121
	$5,155,785	$4,279,090

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $426,714, or 17.7%, to $2,843,948 for the three months ended June 30, 2011 compared to $2,417,234 for the three months ended June 30, 2010. The increase in salaries and employee benefits for the three months ended June 30, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 151 full-time equivalent employees at June 30, 2011 as compared to 130 full-time equivalent employees at June 30, 2010.  The number of full-time equivalent employees at June 30, 2011 includes 13 full-time equivalent employees added as a result of the March 25, 2011 Acquisition.

Occupancy expenses increased by $128,131, or 28.3%, to $580,969 for the three months ended June 30, 2011 compared to $452,838 for the three months ended June 30, 2010.  In addition to the operating costs of the three new branches, the increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.  In addition, the Bank’s Lawrenceville, New Jersey branch office opened in May 2010 and a full quarter of operating expenses for this branch office are included in the 2011 second quarter whereas the 2010 quarter includes one month of expenses.

The cost of data processing services increased by $41,385, or 13.2%, to $313,776 for the three months ended June 30, 2011 from $272,391 for the three months ended June 30, 2010, as additional expenses were incurred to convert and maintain the three new branch offices acquired in the Acquisition to the Bank’s data systems.

Equipment expense increased by $26,473, or 15.8%, to $194,368 for the three months ended June 30, 2011 from $167,895 for the three months ended June 30, 2010 primarily due to an increase in the number of maintenance contracts on equipment in the three new acquired branches plus the Lawrenceville branch as compared with the prior year period.

Marketing expense increased by $9,349, or 21.9%, to $52,021 for the three months ended June 30, 2011 compared to $42,672 for the three months ended June 30, 2010, as the Bank resumed the use of radio broadcast media in promoting products and services during 2011.

Regulatory, professional and other fees increased by $17,527, or 6.5%, to $286,084 for the three months ended June 30, 2011 compared to $268,557 for the three months ended June 30, 2010.  During the second quarter of 2011, the Company incurred professional fees in connection with the Acquisition, which was completed on March 25, 2011.

Office expense increased by $54,126, or 30.0%, to $234,315 for the three months ended June 30, 2011 from $180,189 for the three months ended June 30, 2010 primarily due to increases in office supplies and telephone expenses for the three newly acquired branch offices in the 2011 period.

Other real estate owned expenses increased by $44,524, to $72,971 for the three months ended June 30, 2011 compared to $28,447 for the three months ended June 30, 2010, as the Company incurred maintenance expenses on more properties during the second quarter of 2011 than during the second quarter of 2010.

Amortization of intangible assets expense increased to $66,992 for the three months ended June 30, 2011 compared to $9,178 for the three months ended June 30, 2010, as the expenses for the current period includes amortization of the $1.7 million core deposit intangible asset resulting from the Acquisition.

All other expenses increased by $76,262, to $241,883 for the three months ended June 30, 2011 compared to $165,121 for the three months ended June 30, 2010, as current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 81.1% for the three months ended June 30, 2011, compared to 73.1% for the three months ended June 30, 2010.  The increase in the efficiency ratio is due to the above-noted increases in non-interest expenses.

Income Taxes

Income tax expense decreased by $136,112 to $94,650 for the three months ended June 30, 2011 from $230,762 for the three months ended June 30, 2010.  The decrease was primarily due to a lower level of pretax income combined with higher level of tax-exempt interest income for the second quarter of 2011 as compared to the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Summary

The Company realized net income of $1,618,784 for the six months ended June 30, 2011, an increase of 8.3% from the $1,494,817 reported for the six months ended June 30, 2010.  The increase is due primarily to increases in net interest income and noninterest income and a lower provision for loan losses which, in total, offset an increase in noninterest expenses for the six months ended June 30, 2011 compared to the same period in 2010.  Net income available to common shareholders for the six months ended June 30, 2011 increased to $1,618,784 from $1,140,849 for the six months ended June 30, 2010 principally for the reasons indicated above.  Net income available to common shareholders for the six months ended June 30, 2010 reflected an aggregate of $353,968 attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of Treasury (the “Treasury”) under the TARP Capital Purchase Program in December 2008.  On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Company’s preferred stock issued to the Treasury for an aggregate purchase price (including accrued and unpaid dividends) of $12,120,000.

Diluted net income per common share was $0.33 for the six months ended June 30, 2011 compared to diluted net income per common share of $0.24 for the six months ended June 30, 2010.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 16, 2010, and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Key performance ratios improved for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to higher net income for the 2011 period.  Return on average assets and return on average equity were 0.47% and 6.52% for the six months ended June 30, 2011 compared to 0.46% and 5.18%, respectively, for the six months ended June 30, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the six months ended June 30, 2011 was 3.38% as compared to the 3.05% net interest margin recorded for the six months ended June 30, 2010, an increase of 33 basis points.  The Company continues to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.7% of the Company’s net revenues for the six month period ended June 30, 2011 and 82.6% of net revenues for the six-month period ended June 30, 2010. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the six month periods ended June 30, 2011 and 2010, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$53,784,770	$72,109	0.27%	$28,523,656	$32,619	0.24%
Investment Securities:
Taxable	208,521,295	2,788,078	2.70%	209,676,859	2,613,641	2.51%
Tax-exempt	37,213,024	942,463	5.04%	11,021,570	316,974	5.66%
Total	245,734,319	3,730,541	3.06%	220,698,429	2,930,615	2.68%

Loan Portfolio:
Construction	64,630,882	1,994,670	6.22%	73,404,258	2,325,826	6.39%
Residential real estate	10,512,306	322,570	6.19%	11,207,646	320,836	5.77%
Home Equity	12,380,687	353,045	5.75%	13,857,468	404,580	5.89%
Commercial and commercial real estate	131,980,885	5,047,386	7.71%	139,432,230	5,038,932	7.29%
Mortgage warehouse lines	95,073,344	2,348,262	4.98%	102,555,437	2,476,010	4.87%
Installment	429,371	14,948	7.02%	598,390	22,458	7.57%
All Other Loans	23,078,861	440,765	3.85%	30,166,139	476,600	3.19%
Total	338,086,336	10,521,646	6.28%	371,221,568	11,065,242	6.01%

Total Interest-Earning Assets	637,605,425	14,324,296	4.53%	620,443,653	14,028,476	4.56%

Allowance for Loan Losses	(6,007,813)			(4,837,099)
Cash and Due From Bank	23,608,726			7,864,917
Other Assets	39,973,930			28,840,209
Total Assets	$695,180,268			$652,311,680
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$164,207,897	$853,425	1.05%	$117,892,695	$925,588	1.58%
Savings Accounts	179,218,559	747,154	0.84%	177,040,353	1,040,154	1.18%
Certificates of Deposit	157,516,362	1,327,825	1.70%	164,254,334	1,596,271	1.96%
Other Borrowed Funds	11,936,740	210,632	3.56%	27,365,138	544,422	4.01%
Trust Preferred Securities	18,557,000	501,434	5.37%	18,557,000	531,690	5.70%
Total Interest-Bearing Liabilities	531,436,558	3,640,470	1.38%	505,109,520	4,638,125	1.85%

Net Interest Spread			3.15%			2.71%

Demand Deposits	103,997,443			81,216,027
Other Liabilities	9,677,753			7,745,826
Total Liabilities	645,111,754			594,071,373
Shareholders’ Equity	50,068,514			58,240,307
Total Liabilities and Shareholders’ Equity	$695,180,268			$652,311,680

Net Interest Margin		$10,683,826	3.38%		$9,390,351	3.05%

The Company’s net interest income increased by $1,090,616, or 11.7%, to $10,378,164 for the six months ended June 30, 2011 from the $9,287,548 reported for the six months ended June 30, 2010. The increase in net interest income was attributable to an increased investment portfolio volume combined with lower rates paid on interest-bearing liabilities volume, which was more than sufficient to offset the reduced volume of the loan portfolio.

Average interest earning assets increased by $17,161,772, or 2.8%, to $637,605,425 for the six month period ended June 30, 2011 from $620,443,653 for the six month period ended June 30, 2010.  The average investment securities portfolio increased by $25,035,890, or 11.3%, to $245,734,319 for the six month period ended June 30, 2011 compared to $220,698,429 for the six month period ended June 30, 2010, as funds were invested during the 2011 period in low risk U.S. Treasury securities, U.S. Government sponsored agency bonds and obligations of states and political subdivisions rather than being invested in the relatively higher risk loan portfolio.  The average loan portfolio decreased by $33,135,232, or 8.9%, to $338,086,336 for the six month period ended June 30, 2011 compared to $371,221,568 for the six month period ended June 30, 2010.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $8,773,376, or 12.0%, to $64,630,882 for the six month period ended June 30, 2011 compared to $73,404,258 for the six month period ended June 30, 2010, as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 3 basis points to 4.53% for the six month period ended June 30, 2011 when compared to 4.56% for the six month period ended June 30, 2010.

Average interest bearing liabilities increased by $26,327,038, or 5.2%, to $531,436,558 for the six month period ended June 30, 2011 from $505,109,520 for the six month period ended June 30, 2010.  Overall, the cost of total interest bearing liabilities decreased 47 basis points to 1.38% for the six months ended June 30, 2011 compared to 1.85% for the six months ended June 30, 2010.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.38% for the six months ended June 30, 2011 compared to 3.05% the six months ended June 30, 2010.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $674,998 for the six months ended June 30, 2011 and $850,000 for the six months ended June 30, 2010.  As a result the risk profile of the loan portfolio being reduced by a change in its composition via a $8,962,851 reduction in higher risk construction loans, and non-performing loans decreasing by $1,182,086, this change in the overall risk profile necessitated the decreased provision.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2011 was $2,165,062, an increase of $209,196, or 10.7%, over non-interest income of $1,955,866 for the six months ended June 30, 2010.

Service charges on deposit accounts represents a significant source of non-interest income. Service charges on deposit accounts revenues increased by $45,712, or 12.5%, to $410,740 for the six months ended June 30, 2011 from the $365,028 for the six months ended June 30, 2010.  This increase was primarily the result of an increase in the number of deposit accounts subject to service charges due to the Acquisition, which was completed on March 25, 2011.

Gain on sales of loans increased by $135,261, or 19.0%, to $848,382 for the six months ended June 30, 2011 when compared to $713,121 for the six months ended June 30, 2010.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales remained relatively consistent for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $198,659 for the six months ended June 30, 2011 compared to $201,695 for the six months ended June 30, 2010. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Customer demand for these services contributed to the other income component of non-interest income amounting to $707,281 for the six months ended June 30, 2011, compared to $676,022 for the six months ended June 30, 2010.

Non-Interest Expense

Non-interest expenses increased by $1,405,581, or 16.7%, to $9,818,617 for the six months ended June 30, 2011 from $8,413,036 for the six months ended June 30, 2010.  The March 25, 2011 Acquisition was the primary cause for this current period increase in total noninterest expense and each of its major components when compared with the prior period noninterest expense.  The following table presents the major components of non-interest expenses for the six months ended June 30, 2011 and 2010.

Non-interest Expenses	Six months ended June 30,
	2011	2010
Salaries and employee benefits	$5,420,612	$4,793,934
Occupancy expenses	1,147,707	898,765
Data processing services	617,249	531,198
Equipment expense	365,170	319,881
Marketing	79,987	66,123
Regulatory, professional and other fees	484,236	441,141
Office expense	372,140	349,782
FDIC insurance expense	474,005	495,251
Directors’ fees	49,000	53,500
Other real estate owned expenses	309,352	46,237
Amortization of intangible assets	76,170	18,356
All other expenses	422,989	398,868
	$9,818,617	$8,413,036

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $626,678, or 13.1%, to $5,420,612 for the six months ended June 30, 2011 compared to $4,793,934 for the six months ended June 30, 2010. The increase in salaries and employee benefits for the six months ended June 30, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 151 full-time equivalent employees at June 30, 2011 as compared to 130 full-time equivalent employees at June 30, 2010.  The number of full-time equivalent employees at June 30, 2011 includes 13 full-time equivalent employees added as a result of the March 25, 2011 Acquisition.

Occupancy expenses increased by $248,942, or 27.7%, to $1,147,707 for the six months ended June 30, 2011 compared to $898,765 for the six months ended June 30, 2010. In addition to the operating costs of the three new branches, the increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties. In addition, the Bank’s Lawrenceville, New Jersey branch office opened in May 2010 and six months of operating expenses for this branch office are included in 2011 whereas 2010 includes only two months of expenses.

The cost of data processing services increased by $86,051, or 16.2%, to $617,249 for the six months ended June 30, 2011 from $531,198 for the six months ended June 30, 2010, as additional expenses were incurred to convert and maintain the three new branch offices acquired in the Acquisition to the Bank’s data systems.

Equipment expense increased by $45,289, or 14.2%, to $365,170 for the six months ended June 30, 2011 compared to $319,881 for the six months ended June 30, 2010 primarily due to increased costs associated with the number of maintenance contracts on equipment in the three newly acquired branch offices as compared with the prior period.

Regulatory, professional and other fees increased by $43,095, or 9.8%, to $484,236 for the six months ended June 30, 2011 compared to $441,141 for the six months ended June 30, 2010.  During the first six months of 2011, the Company incurred additional fees primarily in connection with the March 25, 2011 Acquisition.

Office expenses increased by $22,358, or 6.4%, to $372,140 for the six months ended June 30, 2011 compared to $349,782 for the six months ended June 30, 2010.  The increase in expense was primarily attributable to the March 25, 2011 Acquisition.

Other real estate owned expenses increased by $263,115, to $309,352 for the six months ended June 30, 2011 compared to $46,237 for the six months ended June 30, 2010 as the Company recorded $147,178 in loss provisions during 2011 and incurred maintenance costs on more properties held as other real estate during the first six months of 2011 as compared to the first six months of 2010.

Amortization of intangible assets expense increased to $76,170 for the six months ended June 30, 2011 compared to $18,356 for the six months ended June 30, 2010, as the expense for the current period includes amortization of the $1.7 million core deposit intangible asset resulting from the March 25, 2011 Acquisition.

All other expenses increased by $24,121, or 6.0%, to $422,989 for the six months ended June 30, 2011 compared to $398,868 for the six months ended June 30, 2010.  Current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 78.3% for the six months ended June 30, 2011, compared to 74.8% for the six months ended June 30, 2010.

Income Taxes

The Company had income tax expense of $430,827 for the six months ended June 30, 2011 compared to income tax expense of $485,561 for the six months ended June 30, 2010.  The decrease in the income tax expense for the 2011 period was primarily due to the higher level of tax-exempt interest income for the first six months of 2011 as compared to the first six months of 2010.

Tax-exempt interest income increased to $636,800 or the six months ended June 30, 2011 from $214,171 for the six months ended June 30, 2010.

Financial Condition

June 30, 2011 Compared with December 31, 2010

Total consolidated assets at June 30, 2011 were $729,430,556, representing an increase of $85,035,327, or 13.2%, from total consolidated assets of $644,395,229 at December 31, 2010.  The increase in assets was primarily attributable to the Acquisition, which was completed on March 25, 2011 and resulted in three former Amboy Bank branch banking offices becoming branches of the Bank.  Included in the Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million, fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the Acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2011 totaled $90,057,576 compared to $17,710,501 at December 31, 2010. Cash and cash equivalents at June 30, 2011 consisted of cash and due from banks of $90,046,173 and Federal funds sold/short term investments of $11,403. The corresponding balances at December 31, 2010 were $17,699,103 and $11,398, respectively.  The current period increase was primarily due to the cash inflow of approximately $101.5 million resulting from the Acquisition, which closed on March 25, 2011.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at June 30, 2011 amounted to $6,971,757 compared to $21,219,230 at December 31, 2010. The primary cause for this decrease was a high volume of sales of existing loans held for sale combined with a lower volume of mortgage loan refinance activity during the first six months of 2011 compared with the level of activity during the last six months of 2010. The amount of loans originated for sale was $47,402,373 for the first six months of 2011 compared with $55,441,982 for the first six months of 2010.

Investment Securities

Investment securities represented 34.8% of total assets at June 30, 2011 and 26.0% at December 31, 2010. Total investment securities increased $86,252,938, or 51.5%, to $253,613,826 at June 30, 2011 from $167,360,888 at December 31, 2010.  Purchases of investments totaled $153,037,543 during the six months ended June 30, 2011, which exceeded proceeds from calls and repayments totaling $67,210,789 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2011, securities available for sale totaled $111,698,188, which is an increase of $26,227,195, or 30.7%, from securities available for sale totaling $85,470,993 at December 31, 2010.

At June 30, 2011, the securities available for sale portfolio had net unrealized gains of $2,386,897, compared to net unrealized gains of $1,145,540 at December 31, 2010.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2011, securities held to maturity were $141,915,638, an increase of $60,025,743, or 73.3%, from $81,889,895 at December 31, 2010.  The fair value of the held to maturity portfolio at June 30, 2010 was $145,124,864.

Due to the continued uncertain economic environment that includes historically low levels of market interest rates, proceeds from maturities and prepayments of securities during the first six months of 2011 were reinvested primarily in the low risk tax-exempt obligations of states and political subdivision bonds (with credit support) component of the Bank’s held to maturity portfolio.  It is management’s intention to hold these tax-exempt securities to their maturity.

Loans

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit. Based on the composition of our loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table sets forth the classification of loans by major category at June 30, 2011 and December 31, 2010.

Loan Portfolio Composition	June 30, 2011		December 31, 2010
Component	Amount	% of total	Amount	% of total
Construction loans	$58,927,852	17%	$67,890,703	16%
Residential real estate loans	10,613,387	3%	10,435,038	3%
Commercial business	45,932,585	14%	54,733,172	13%
Commercial real estate	93,114,249	27%	95,277,814	23%
Mortgage warehouse lines	117,490,567	35%	169,575,899	41%
Loans to individuals	12,746,672	4%	13,349,036	3%
Deferred loan fees and costs	808,388	0%	543,753	0%
All other loans	233,602	0%	181,924	0%
	$339,867,302	100%	$411,987,339	100%

The loan portfolio decreased by $72,120,037, or 17.5%, to $339,867,302 at June 30, 2011, compared to $411,987,339 at December 31, 2010.  The mortgage warehouse lines portfolio decreased by $52,085,332, or 30.7%, to $117,490,567 at June 30, 2011 compared to $169,575,899 at December 31, 2010.  This component’s decrease at June 30, 2011 compared to December 31, 2010 was principally the result of the discontinuation of the Federal government’s first-time home buyer tax credit program combined with a current period increase in market rates for mortgage loans.

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

A significant portion of our loan portfolio consists of the mortgage warehouse lines of credit.  Risks associated with these loans include, without limitation, credit risks relating to the mortgage bankers that borrow from us, the risk of intentional misrepresentation or fraud by any of such mortgage bankers, changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

The impact of interest rates on our mortgage warehouse business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under mortgage warehouse lines of credit and thus our mortgage warehouse related revenues. A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be originated. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of net income produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience.  Further, the concentration of our loan portfolio on loans originated through our mortgage warehouse business increases the risk associated with our loan portfolio because of the concentration of loans in a single line of business, namely one-to-four family residential mortgage lending, and in a particular segment of that business, namely mortgage warehouse lending.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the economic environment and real estate market in the Company’s market region.

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

Non-performing loans decreased by $3,120,415 to $5,688,752 at June 30, 2011 from $8,809,167 at December 31, 2010.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans, which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after June 30, 2011.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 1.67% at June 30, 2011 from 2.14% at December 31, 2010.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2011	2010
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	5,688,752	8,809,167
Total non-performing loans	5,688,752	8,809,167
Other real estate owned	6,789,147	4,850,818
Total non-performing assets	$12,477,899	$13,659,985

Non-performing loans to total loans	1.67%	2.14%
Non-performing loans to total loans excluding mortgage warehouse lines	2.56%	3.63%
Non-performing assets to total assets	1.71%	2.12%
Non-performing assets to total assets excluding mortgage warehouse lines	2.04%	2.88%

Non-performing assets decreased by $1,182,086 to $12,477,899 at June 30, 2011 from $13,659,985 at December 31, 2010.  Other real estate owned increased by $1,938,329 to $6,789,147 at June 30, 2011 from $4,850,818 at December 31, 2010.  Since December 31, 2010, the Bank has added approximately $3,714,822 to other real estate owned and sold and transferred out of other real estate owned properties totaling approximately $1,629,315.  In addition, during the six months ended June 30, 2011, the Bank recorded a provision for loss on other real estate owned of $147,178.

Non-performing assets represented 1.71% of total assets at June 30, 2011 and 2.12% of total assets at December 31, 2010.

The Bank had no loans classified as restructured loans at June 30, 2011 or December 31, 2010.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

Loans are placed in a non-accrual status when the ultimate collectability of principal or interest in whole, or part, is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in non-accrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	June 30,	December 31,	June 30,
	2011	2010	2010
Balance, beginning of period	$5,762,712	$4,505,387	$4,505,387

Provision charged to operating expenses	674,998	2,325,000	850,000

Loans charged off :
Construction loans	(525,487)	(450,000)	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(46,319)	(609,468)	(410,416)
Loans to individuals		(22,087)	(18,243)
Lease financing	-	-	(792)
All other loans	-	-	-
	(571,806)	(1,081,555)	(429,451)
Recoveries
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	3,677	13,880	11,955
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	3,677	13,880	11,955

Net (charge offs) / recoveries	(568,129)	(1,067,675)	(417,496)

Balance, end of period	$5,869,581	$5,762,712	$4,937,891

Loans :
At period end	$339,867,302	$411,987,339	$433,271,444
Average during the period	326,804,031	387,575,677	353,238,389
Net charge offs to average loans outstanding (annualized)	(0.35%)	(0.28%)	(0.24%)

Allowance for loan losses to :
Total loans at period end	1.73%	1.40%	1.14%
Total loans at period end excluding mortgage warehouse lines	2.64%	2.38%	2.00%
Non-performing loans	103.18%	65.78%	67.57%

The Company’s provision for loan losses was $674,998 for the six months ended June 30, 2011 and $850,000 for the six months ended June 30, 2010.  While the risk profile of the loan portfolio was reduced by a $72,120,037 decrease in the total loan portfolio at June 30, 2011 compared to the December 31, 2010 balance and non-performing loans decreased by $3,120,415 from December 31, 2010 to June 30, 2011, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Also, management replenished the reserves to compensate for the current period net charge-offs.  Net charge offs/recoveries amounted to a net charge-off of $568,129 for the six months ended June 30, 2011.

At June 30, 2011, the allowance for loan losses was $5,869,581 compared to $5,762,712 at December 31, 2010, an increase of $106,869.  The ratio of the allowance for loan losses to total loans at June 30, 2011 and December 31, 2010 was 1.73% and 1.40%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 65.78% at December 31, 2010, compared to 103.18% at June 30, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Demand
Non-interest bearing	$112,963,755	$92,023,123
Interest bearing	195,413,388	129,869,045
Savings	176,190,405	165,388,564
Time	158,540,524	156,454,417
	$643,108,072	$543,735,149

At June 30, 2011, total deposits were $643,108,072, an increase of $99,372,923, or 18.3%, from $543,735,149 at December 31, 2010.  The current period increase was due to the March 25, 2011 Acquisition, in which the Bank assumed deposit liabilities of $111.9 million.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at June 30, 2011, consisting solely of FHLB long-term borrowings and $25,900,000 at December 31, 2010, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $15,900,000.

The Bank has a fixed rate convertible advance from the FHLB in the amounts of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2,751,996, or 5.5%, to $52,433,152 at June 30, 2011, from $49,681,156 at December 31, 2010.  Tangible book value per common share was $9.75 at June 30, 2011 and $9.73 at December 31, 2010.  The ratio of shareholders’ equity to total assets was 7.19% and 7.71% at June 30, 2011 and December 31, 2010, respectively.  The increase in shareholders’ equity was primarily the result of net income available to common shareholders of $1,618,784 for the six months ended June 30, 2011.

In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2010 and 2009 and paid in 2011 and 2010, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended June 30, 2011 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2011 and December 31, 2010 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Company
Total Capital to Risk Weighted Assets	$69,269,776	15.13%	$36,625,680	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	62,627,765	13.68%	18,312,840	>4%	N/A	N/A
Tier 1 Capital to Average Assets	62,627,765	8.56%	29,263,173	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$66,396,887	14.50%	$36,625,680	>8%	$45,782,100	>10%
Tier 1 Capital to Risk Weighted Assets	60,671,887	13.25%	18,312,840	>4%	27,469,260	>6%
Tier 1 Capital to Average Assets	60,671,887	7.96%	30,494,260	>4%	38,117,825	>5%

As of December 31, 2010
Company
Total Capital to Risk Weighted Assets	$72,736,033	14.43%	$40,335,354	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	65,484,454	12.99%	20,167,677	>4%	N/A	N/A
Tier 1 Capital to Average Assets	65,484,454	9.63%	27,196,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$70,084,660	15.46%	$40,272,800	>8%	$50,341,000	>10%
Tier 1 Capital to Risk Weighted Assets	64,321,948	14.37%	20,136,400	>4%	30,204,600	>6%
Tier 1 Capital to Average Assets	64,321,948	11.10%	27,054,854	>4%	33,818,567	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2011, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At June 30, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $367,543,836, of its total assets at March 31, 2011.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2011, the balance of cash and cash equivalents was $90,057,576.

Net cash provided by operating activities totaled $14,998,900 for the six months ended June 30, 2011 compared to net cash provided by operations of $9,093,821 for the six months ended June 30, 2010.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $85,694,164 for the six months ended June 30, 2011 compared to net cash used in investing activities of $54,766,330 for the six months ended June 30, 2010.  The increase for the 2011 period compared to the 2010 period resulted from $101,539,588 in cash and cash equivalents acquired in the Acquisition.

Net cash used in financing activities totaled $28,345,989 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $35,704,219 for the six months ended June 30, 2011.  The cash used in the 2011 period resulted primarily from a decrease in demand, savings and time deposits and repayment of borrowed funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2011, prepayments and maturities of investment securities totaled $67,210,789.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Except as set forth below, there were no material changes to the Company’s risk factors as discussed in Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 23, 2011:

Add the following risk factor:

Our mortgage warehouse lending business represents a significant portion of our overall lending activity and is subject to numerous risks.

Our primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit. Based on the composition of our loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

A significant portion of our loan portfolio consists of the mortgage warehouse lines of credit.  Risks associated with these loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

The impact of interest rates on our mortgage warehouse business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under mortgage warehouse lines of credit  and thus our mortgage warehouse related revenues. A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be originated. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of net income produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience.  Further, the concentration of our loan portfolio on loans originated through our mortgage warehouse business increases the risk associated with our loan portfolio because of the concentration of loans in a single line of business, namely one-to-four family residential mortgage lending, and in a particular segment of that business, namely mortgage warehouse lending.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2011, if any.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2011	April 30, 2011	-	-	-	170,222
May 1, 2011	May 31, 2011	-	-	-	170,222
June 1, 2011	June 30, 2011	-	-	-	170,222
Total					170,222

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

101.INS	*	XBRL Instance DocumentX

101.SCH	*	XBRL Taxonomy Extension Schema DocumentX

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase DocumentX

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase DocumentX

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase DocumentX

*	Filed herewith.
X
These interactive data files are being furnished as part of this Quarterly Report, and in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: August 15, 2011	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)