Form 10-Q
period 2011-09-30
1ST CONSTITUTION BANCORP
filed 2011-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 12, 2011, there were 4,804,707 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
CASH AND DUE FROM BANKS	$14,432,669	$17,699,103

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,404	11,398

Total cash and cash equivalents	14,444,073	17,710,501

INVESTMENT SECURITIES:
Available for sale, at fair value	96,309,859	85,470,993
Held to maturity (fair value of $158,148,341 and $81,712,004 at September 30, 2011 and December 31, 2010, respectively)	152,474,688	81,889,895

Total securities	248,784,547	167,360,888

LOANS HELD FOR SALE	9,848,248	21,219,230

LOANS	426,435,830	411,987,339
Less- Allowance for loan losses	(5,508,337)	(5,762,712)

Net loans	420,927,493	406,224,627

PREMISES AND EQUIPMENT, net	10,590,834	6,148,626
ACCRUED INTEREST RECEIVABLE	2,464,715	2,405,741
BANK-OWNED LIFE INSURANCE	11,774,282	11,474,643
OTHER REAL ESTATE OWNED	10,999,359	4,850,818
OTHER ASSETS	12,627,013	7,000,155

Total assets	$742,460,564	$644,395,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$156,822,951	$92,023,123
Interest bearing	488,581,902	451,712,026

Total deposits	645,404,853	543,735,149

BORROWINGS	19,000,000	25,900,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,100,956	1,434,338
ACCRUED EXPENSES AND OTHER LIABILITIES	4,146,305	5,087,586

Total liabilities	688,209,114	594,714,073

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 30,000,000 shares authorized; 4,814,635 and 4,811,294 shares issued and 4,804,807 and 4,803,459 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	39,194,613	38,899,855
Retained earnings	13,573,839	10,741,779
Treasury Stock, at cost, 9,828 shares at September 30, 2011and 8,885 shares at December 31, 2010, respectively	(69,814)	(58,652)
Accumulated other comprehensive income	1,552,812	98,174

Total shareholders’ equity	54,251,450	49,681,156

Total liabilities and shareholders’ equity	$742,460,564	$644,395,229

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended September30,		Nine months ended September 30,
INTEREST INCOME	2011	2010	2011	2010
Loans, including fees	$5,632,351	$6,349,180	$16,153,997	$17,414,422
Securities
Taxable	1,366,274	1,229,394	4,154,352	3,843,035
Tax-exempt	433,497	106,841	1,070,297	321,012
Federal funds sold and short-term investments	43,524	4,659	115,634	37,278
Total interest income	7,475,646	7,690,074	21,494,280	21,615,747

INTEREST EXPENSE
Deposits	1,437,263	1,567,786	4,365,667	5,129,799
Borrowings	104,849	309,476	315,481	853,898
Redeemable subordinated debentures	88,063	269,565	589,497	801,255
Total interest expense	1,630,175	2,146,827	5,270,645	6,784,952
Net interest income	5,845,471	5,543,247	16,223,635	14,830,795
Provision for loan losses	608,332	875,000	1,283,330	1,725,000
Net interest income after provision for loan losses	5,237,139	4,668,247	14,940,305	13,105,795

NON-INTEREST INCOME
Service charges on deposit accounts	237,716	185,242	648,456	550,270
Gain on sales of loans	508,359	416,754	1,356,741	1,129,875
Income on bank-owned life insurance	100,980	102,791	299,639	304,486
Other income	382,209	291,910	1,089,488	967,932
Total non-interest income	1,229,264	996,697	3,394,324	2,952,563

NON-INTEREST EXPENSE
Salaries and employee benefits	2,892,901	2,532,427	8,313,513	7,326,361
Occupancy expense	628,652	499,745	1,776,359	1,398,510
Data processing expenses	295,739	284,554	912,988	815,752
FDIC insurance expenses	29,805	94,034	503,810	589,285
Other operating expenses	909,370	961,537	3,068,414	2,655,425
Total non-interest expenses	4,756,467	4,372,297	14,575,084	12,785,333
Income before income taxes	1,709,936	1,292,647	3,759,545	3,273,025

INCOME TAXES	496,658	411,048	927,485	896,609
Net income	1,213,278	881,599	2,832,060	2,376,416
Dividends on preferred stock and accretion	0	176,984	0	530,952
Net income available to common shareholders	$1,213,278	$704,615	$2,832,060	$1,845,464

NET INCOME PER COMMON SHARE
Basic	$0.25	$0.15	$0.59	$0.39
Diluted	$0.25	$0.15	$0.58	$0.38

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

BALANCE, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053
Issuance of vested shares under employee benefit program		148,660		2,096		150,756
Share-based compensation		46,329				46,329
Dividends on preferred stock			(450,000)			(450,000)
Accretion of discount on preferred stock	80,951		(80,951)			0

Comprehensive Income:
Net Income for the nine months ended September 30, 2010			2,376,416			2,376,416
Minimum pension liability, net of tax					205,532	205,532

Unrealized gain on securities available for sale, net of tax					971,120	971,120
Unrealized gain on interest rate swap contract, net of tax					211,592	211,592

Comprehensive Income						3,764,660

Balance, September 30, 2010	$11,554,213	$36,969,610	$12,152,796	$(71.396)	$307,575	$60,912,798

Balance, January 1, 2011	$0	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156
Exercise of stock options (1,651 shares) and issuance of vested shares under employee benefit programs		252,959		11,598		264,557

Share-based compensation		41,799				41,799

Treasury stock purchased (2,594 shares)				(22,760)		(22,760)

Comprehensive Income:
Net Income for the nine months ended September 30, 2011			2,832,060			2,832,060

Minimum pension liability, net of tax					5,778	5,778

Unrealized gain on securities available for sale, net of tax					1,237,298	1,237,298
Unrealized gain on interest rate swap contract, net of tax					211,562	211,562

Comprehensive Income						4,286,698
Balance, September 30, 2011	$0	$39,194,613	$13,573,839	$(69,814)	$1,552,812	$54,251,450

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,832,060	$2,376,416
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	1,283,330	1,725,000
Provision for loss on other real estate owned	147,178	0
Depreciation and amortization	782,492	454,760
Net amortization of premiums and discounts on securities	1,206,566	733,173
Gains on sales of loans held for sale	(1,356,741)	(1,129,875)
Gains on sales of other real estate owned	0	(62,584)
Originations of loans held for sale	(83,022,941)	(99,507,515)
Proceeds from sales of loans held for sale	95,750,664	104,470,891
Income on Bank – owned life insurance	(299,639)	(304,486)
Share-based compensation expense	290,226	171,329
(Increase) in accrued interest receivable	(55,960)	(64,791)
(Increase) decrease in other assets	(1,503,659)	922.877
Decrease in accrued interest payable	(426,497)	(491,704)
Decrease in accrued expenses and other liabilities	(897,336)	(1,201,221)

Net cash provided by operating activities	14,729,743	8,092,270
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(69,849,189)	(35,226,910)
Held to maturity	(97,428,222)	(85,955,664)
Proceeds from maturities and repayments of securities -
Available for sale	60,565,434	129,995,205
Held to maturity	25,956,446	23,666,230
Net (increase) in loans	(22,796,648)	(64,624,145)
Purchase of bank-owned life insurance	0	(750,000)
Capital expenditures	(481,538)	(1,686,463)
Additional investment in other real estate owned	(560,433)	(107,395)
Proceeds from sales of other real estate owned	1,937,103	1,725,757
Cash consideration received in connection with acquisition of branches	101,539,588	0

Net cash (used in) investing activities	(1,117,459)	(32,963,385)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	264,557	150,756
Purchase of Treasury Stock	(22,760)	0
Dividend paid on preferred stock	0	(450,000)
Net (decrease) in demand, savings and time deposits	(10,220,509)	(34,302,125)
Net (decrease) increase in borrowings	(6,900,000)	47,600,000

Net cash (used in) provided by financing activities	(16,878,712)	12,998,631

(Decrease) in cash and cash equivalents	(3,266,428)	(11,872,484)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	17,710,501	25,854,285

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$14,444,073	$13,981,801

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$5,697,142	$7,276,656
Income taxes	1,424,256	1,660,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$7,672,389	$1,947,146

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2011 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Acquisition of Unaffiliated Branches

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “March 2011 Acquisition”).  The March 2011 Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the SEC on January 3, 2011.

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

As a result of the March 2011 Acquisition, the three branches became branches of the Bank.  Included in the March 2011 Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million,  fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the March 2011 Acquisition.

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

	Three Months Ended September 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$1,213,278
Preferred stock dividends and accretion	0
Income available to common shareholders	1,213,278	4,805,226	$0.25

Effect of dilutive securities
Stock options and unvested stock awards		36,450

Diluted EPS
Income available to common shareholders plus assumed conversion	$1,213,278	4,841,676	$0.25

	Three Months Ended September 30, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$881,599
Preferred stock dividends and accretion	(176,984)
Income available to common shareholders	704,615	4,797,871	$0.15

Effect of dilutive securities
Stock options and unvested stock awards		28,059

Diluted EPS
Net income available to common shareholders plus assumed conversion	$704,615	4,825,930	$0.15

	Nine Months Ended September 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$2,832,060
Preferred stock dividends and accretion	0
Income available to common shareholders	2,832,060	4,803,860	$0.59

Effect of dilutive securities
Stock options and unvested stock awards		50,376

Diluted EPS
Income available to common shareholders plus assumed conversion	$2,832,060	4,854,236	$0.58

	Nine Months Ended September 30, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income	$2,376,416
Preferred stock dividends and accretion	(530,952)
Income available to common shareholders	1,845,464	4,768,222	$0.39

Effect of dilutive securities
Stock options and unvested stock awards		31,355

Diluted EPS
Net income available to common shareholders plus assumed conversion	$1845,464	4,799,577	$0.38

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value

Available for sale-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,411,139	$126,745	$0	$19,537,884
Residential collateralized mortgage obligations – GSE	14,560,991	558,878	0	15,119,869
Residential collateralized mortgage obligations – non-GSE	4,513,524	144,031	(21,988)	4,635,567
Residential mortgage backed securities – GSE	44,191,658	2,447,199	0	46,638,857
Obligations of State and
Political subdivisions	5,373,801	336,167	(7,300)	5,702,668
Trust preferred debt securities – single issuer	2,462,506	0	(558,484)	1,904,022
Corporate Debt Securities	1,456,906	0	(5,014)	1,451,892
Restricted stock	1,294,100	0	0	1,294,100
Mutual fund	25,000	0	0	25,000

	$93,289,625	$3,613,020	$(592,786)	$96,309,859

September 30, 2011	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$15,330,542	$0	$15,330,542	$94,335	$0	$15,424,877
Residential collateralized Mortgage obligations – GSE	25,597,921	0	25,597,921	1,379,960	0	26,977,881
Residential collateralized Mortgage obligations - non-GSE	14,774,297	0	14,774,297	890,025	0	15,664,322
Residential mortgage backed securities – GSE	22,113,205	0	22,113,205	1,004,323	0	23,117,528
Obligations of State and
Political subdivisions	47,899,790	0	47,899,790	2,615,491	(3,676)	50,511,605
Trust preferred debt securities – pooled	644,406	(500,944)	143,462	0	(137,433)	6,029
Corporate debt securities	26,615,471	0	26,615,471	62,753	(232,125)	26,446,099

	$152,975,632	$(500,944)	$152,474,688	$6,046,887	$(373,234)	$158,148,341

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

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

Restricted stock at September 30, 2011 and December 31, 2010 consisted of $1,279,100 and $1,625,100, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less	$1,827,359	$1,827,325
Due after one year through five years	14,613,469	14,743,167
Due after five years through ten years	12,428,148	12,920,977
Due after ten years	64,420,649	66,818,390
Total	$93,289,625	$96,309,859
	Carrying Value	Fair Value
Held to maturity-
Due in one year or less	$9,850,114	$9,840,283
Due after one year through five years	35,910,049	35,918,321
Due after five years through ten years	30,893,457	32,262,029
Due after ten years	75,821,068	80,127,708
Total	$152,474,688	$158,148,341

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations – non-GSE	1	$0	$0	$286,821	$(21,988)	$286,821	$(21,988)

Obligations of State and Political Subdivisions	6	1,825,663	(10,976)	0	0	1,825,663	(10,976)

Trust preferred debt securities – single issuer	4	0	0	1,904,022	(558,484)	1,904,022	(558,484)

Trust preferred debt securities – single issuer – pooled	1	0	0	6,029	(638,377)	6,029	(638,377)

Corporate Debt Securities	34	18,525,292	(237,139)	0	0	18,525,292	(237,139)

Total temporarily impaired securities	46	$20,350,955	$(248,115)	$2,196,872	$(1,218,849)	$22,547,827	$(1,466,964)

December 31, 2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	6	$5,120,020	$(50,721)	$-	$-	$5,120,020	$(50,721)

Residential collateralized mortgage Obligations – Non-GSE	2	2,035,105	(21,478)	372,747	(8,273)	2,407,852	(29,751)

Residential mortgage backed securities GSE	4	4,393,707	(41,711)	-	-	4,393,707	(41,711)

Obligations of State and Political Subdivisions	31	11,124,090	(378,918)	927,538	(86,101)	12,051,628	(465,019)

Trust preferred debt securities – Single issuer	4	0	0	1,857,503	(602,877)	1,857,503	(602,877)

Trust preferred debt securities – Pooled	1	0	0	4,173	(638,305)	4,173	(638,305)

Corporate debt securities	45	24,917,591	(219,673)	0	0	24,917,591	(219,673)

Total temporarily impaired securities	93	$47,590,513	$(712,501)	$3,161,961	$(1,335,556)	$50,752,474	$(2,048,057)

Residential collateralized mortgage obligations: The unrealized losses on investments in residential collateralized residential mortgage obligations were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, which are generally government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment.  As of September 30, 2011, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of September 30, 2011 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This September 30, 2011 projection of future cash flows produced as present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at September 30, 2011.

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

The following table sets forth information with respect to this security at September 30, 2011:

Security	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PRETSL XXV	B-1	$644,406	$6,029	($638,377)	65.9%	19.3%	14.8%	17.5%	C/ NR	$93,500,000	16.0%

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

(in thousands)	Three and nine months ended September 30, 2011	Three and nine months ended September 30, 2010
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

The following table provides an aging of the loan portfolio by loan class at September 30, 2011:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans

Commercial
Construction	$0	$0	$3,023,329	$3,023,329	$49,818,686	$52,842,015	$0	$3,023,329
Commercial Business	270,862	44,966	393,421	709,249	50,800,694	51,509,943	0	472,984
Commercial Real Estate	993,835	0	451,088	1,444,923	98,456,026	99,900,949	0	1,395,154
Mortgage Warehouse Lines	0	0	0	0	196,255,583	196,255,583	0	0

Residential Real Estate	0	0	518,694	518,694	11,444,265	11,962,959	0	518,694

Consumer
Loans to Individuals	0	0	77,858	77,858	12,718,243	12,796,101	0	77,858
Other	0	0	0	0	237,724	237,724	0	0

Deferred Loan Fees	0	0	0	0	930,556	930,556	0	0

Total	$1,264,697	$44,966	$4,464,390	$5,774,053	$420,661,777	$426,435,830	$0	$5,488,019

The following table provides an aging of the loan portfolio by loan class at December 31, 2010:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non- accrual Loans

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0	$6,569,296
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0	750,623
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0	1,411,390
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0	77,858
Other	0	0	0	0	181,924	181,924	0	0

Deferred Loan Fees	0	0	0	0	543,753	543,753	0	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0	$8,809,167

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

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are assigned a substandard or doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

5.  Substandard - Loans in this category possess weaknesses that jeopardize the ultimate collection of total outstanding loans.  These weaknesses require close supervision by Bank management.  Current financial statements are unavailable and the loan is inadequately protected by the collateral pledged.  This category will normally include loans that have been classified as substandard by the regulators.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at September 30, 2011.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$48,819,609	$48,859,185	$85,120,202	$196,255,583	$11,444,265
Special Mention	4,999,077	1,774,088	10,565,697	0	0
Substandard	2,819,758	854,187	3,614,548	0	518,694
Doubtful	203,571	22,483	600,502	0	0
Total	$52,842,015	$51,509,943	$99,900,949	$196,255,583	$11,962,959

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$12,718,243	$237,724
Nonperforming	77,858	0
Total	$12,796,101	$237,724

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2010.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2011 and December 31, 2010:

Period-End Balances By Impairment Method – September 30, 2011
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,697,326	$754,182	$1,640,153	$883,150	$86,007	$187,913	$2,211	$257,395	$0	$5,508,337

Ending Balance
Individually evaluated for impairment	705,568	87,570	210,811	0	11,619	77,858	0	0	0	1,093,426
Collectively evaluated for impairment	991,758	666,612	1,429,342	883,150	74,388	110,055	2,211	257,395	0	4,414,911

Loans receivables:
Ending Balance	$52,842,015	$51,509,943	$99,900,949	$196,255,583	$11,962,959	$12,796,101	$237,724	$0	$930,556	$426,435,830
Individually evaluated for impairment	3,023,329	557,001	1,395,155	0	518,694	77,858	0	0	0	5,572,037
Collectively evaluated for impairment	49,818,686	50,952,942	98,505,794	196,255,583	11,444,265	12,718,243	237,724	0	930,556	420,863,793

Period-End Balances By Impairment Method – December 31, 2010
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,349,036	$181,924	0	543,753	$411,987,339
Individually evaluated for impairment	6,569,296	750,623	1,411,390	0	0	77,858	0	0	0	8,809,167
Collectively evaluated for impairment	63,748,566	51,555,390	93,866,424	169,575,899	10,435,038	13,271,178	181,924	0	543,753	403,178,172

 The allowance for loan loss by loan class at both September 30, 2011 and December 31, 2010, and related activity for the nine months ended September 30, 2011, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,183,736	(55,760)	(318,432)	(344,826)	9,777	(1,990)	571	(73,078)	399,998
Loans charged off	(366,587)	(46,319)	-	-	-	-	-	-	(412,906)
Recoveries of loans charged off	-	239	-	-	-	-	-	-	239
Balance - March 31, 2011	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$5,750,043
Provision charged to operations	52,940	48,806	215,679	110,442	(370)	(3,016)	(28)	(149,453)	275,000
Loans charged off	(158,900)	-	-	-	-	-	-	-	(158,900)
Recoveries of loans charged off	-	3,438	-	-	-	-	-	-	3,438
Balance - June 30, 2011	$2,455,257	$922,398	$1,621,112	$528,708	$77,235	$187,451	$2,453	$74,967	$5,869,581
Provision charged to operations	29,559	13,870	19,041	354,442	8,772	462	(242)	182,428	608,332
Loans charged off	(793,967)	(182,343)	0	0	0	0	0	0	(976,310)
Recoveries of loans charged off	6,478	256	0	0	0	0	0	0	6,734
Balance – September 30, 2011	$1,697,327	$754,181	$1,640,153	$883,150	$86,007	$187,913	$2,211	$257,395	$5,508,337

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

Impaired Loans Receivables (By Class) – September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance:

Commercial
Construction	$140,408	$277,758	$0	$1,080,462	$0
Commercial Business	100,064	123,194	0	235,059	0
Commercial Real Estate	258,435	258,435	0	325,338	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	498,907	659,387	0	1,640,859	0

Residential Real Estate	0	0	0	0	0

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0

	498,907	659,387	0	1,640,859	0

With an allowance:

Commercial
Construction	2,882,921	2,901,921	705,568	3,080,016	0
Commercial Business	456,937	456,937	87,570	613,043	5,071
Commercial Real Estate	1,136,720	1,136,720	210,811	1,077,913	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	4,476,578	4,495,578	1,003,949	4,770,972	5,071
Residential Real Estate	518,694	518,694	11,619	461,468	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0
With an allowance:	5,073,130	5,092,130	1,093,426	5,310,298	0

Total:
Commercial	4,975,485	5,154,965	1,003,949	6,411,831	5,071
Residential Real Estate	518,694	518,694	11,619	461,468	0
Consumer	77,858	77,858	77,858	77,858	0
Total	$5,572,037	$5,751,517	$1,093,426	$6,951,157	$5,071

Impaired Loans Receivables (By Class) – December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	--	--	--
	5,349,652	5,403,436	--

Residential Real Estate	--	--	--

Consumer
Loans to Individuals	--	--	--
Other	--	--	--
	--	--	--
	5,349,652	5,403,436	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	--	--	--
	3,381,657	3,381,657	496,907
Residential Real Estate	--	--	--

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	--	--	--
	77,858	77,858	77,858
	3,459,515	3,459,515	574,765

Total:
Commercial	8,731,309	8,785,093	496,907
Residential Real Estate	--	--	--
Consumer	77,858	77,858	77,858
	$8,809,167	$8,862,951	$574,765

In the normal course of business, the Bank many consider modifying loan terms for various reasons.  These reasons may include as a retention strategy to compete in the current interest rate environment or to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows.  A modified loan would be considered to be a troubled debt restructuring (“TDR”) if the Bank grants a concession to a borrower and has determined that the borrower is troubled (i.e. experiencing financial difficulties).

If the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period, maturity date) may modified in various ways to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy.  If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms.  The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and conditions to customers on all modifications granted retrospective to January 1, 2011 and determined that no such loans were troubled debt restructurings. We do not have any loans classified as restructured as of September 30, 2011.

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,236,375 shares of Company common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of September 30, 2011, there were 144,066 shares of common stock (as adjusted for the 5% stock dividend declared December 16, 2010 and paid February 2, 2011 to shareholders of record on January 18, 2011) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $41,799 and $46,329 for the nine months ended September 30, 2011 and 2010, respectively.

Transactions under the Stock Plans during the nine months ended September 30, 2011 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2011	156,244	$10.74
Granted	55,767	7.60
Exercised	(1,709)	5.85
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2011	210,302	$9.95	5.9	$12,383

Exercisable at September 30, 2011	145,870	$10.72	4.7	$12,383

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the nine months ended September 30, 2011 was $4,491.

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2011 are as follows:

	Jan. 2011	Sept. 2011
Fair value of options granted	$3.24	$2.36
Risk-free rate of return	1.99%	0.90%
Expected option life in years	7	7
Expected volatility	33.02%	31.48%
Expected dividends (1)	-	-

(1) To date, the Company has not paid cash dividends on its common stock.

As of September 30, 2011, there was approximately $199,083 of unrecognized compensation cost related to non-vested stock options based compensation arrangements granted under the Stock Plans. That cost is expected to be recognized during calendar years 2012, 2013, 2014 and 2015.

The following table summarizes non-vested restricted shares for the nine months ended September 30, 2011 (as adjusted to reflect the 5% stock dividend declared in December 2010).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2011	109,518	$7.70
Granted	57,955	7.41
Vested	(29,166)	11.23
Forfeited	(3,782)	8.15
Non-vested at June 30, 2011	134,525	$6.80
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $248,427 and $125,000 for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was approximately $845,565 of unrecognized compensation cost related to non-vested stock grants that will be recognized during calendar years 2012, 2013, 2014 and 2015.

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

The components of net periodic expense for the Company’s SERPs for the three months and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$68,425	$56,514	$205,275	$169,542
Interest cost	57,057	48,435	171,171	145,305
Actuarial (gain) loss recognized	(2,062)	38,517	(6,186)	115,551
Prior service cost recognized	19,859	24,858	59,577	74,574
	$143,279	$168,324	$429,837	$504,972

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects were as follows:

	September 30,	December 31,
	2011	2010
Unrealized holding gains on securities available for sale	$3,020,234	$1,145,540
Related income tax effect	(1,026,879)	(389,483)
	1,993,355	756,057

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized loss on interest rate swap contract	0	(353,552)
Related income tax effect	0	141,990
	0	(211,562)

Pension liability	(181,881)	(191,539)
Related income tax effect	71,961	75,841
	(109,920)	(115,698)

Accumulated other comprehensive income	$1,552,812	$98,174

The components of other comprehensive income and their related income tax effects for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Unrealized holding gain on
securities available for sale	$633,337	$70,364	$1,874,694	$1,471,395
Related income tax effect	(215,335)	(23,926)	(637,396)	(500,275)
	418,002	46,438	1,237,298	971,120

Unrealized gain on interest rate		114,192
swap contract	0	(48,452)	353,552	357,035
Related income tax effect	0	65,740	(141,990)	(145,443)
	0		211,562	211,592

Pension liability amortization	3,220	113,922	9,658	341,767
Related income tax effect	(1,295)	(45,771)	(3,880)	(136,235)
	1,925	68,151	5,778	205,532

Other comprehensive income	$419,927	$180,329	$1,454,638	$1,388,244

(9)  Recent Accounting Pronouncements

ASU 2011-08 (Testing Goodwill for Impairment)

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles-Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is evaluating the impact of this ASU on its consolidated financial statements.

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

ASU 2011-02 (A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring)

The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  The adoption of this ASU did not materially affect the Company’s consolidated financial position or results of operations.

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
September 30, 2011:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	-	$19,537,884	-	$19,537,884
Residential collateralized mortgage obligations- GSE	-	15,119,869	-	15,119,869
Residential collateralized mortgage obligations - non GSE	-	4,635,567	-	4,635,567
Residential mortgage backed securities – GSE	-	46,638,857	-	46,638,857
Obligations of State and Political subdivisions	-	5,702,668	-	5,702,668
Trust preferred debt securities – single issuer	-	1,904,022	-	1,904,022
Corporate debt securities	-	1,451,892	-	1,451,892
Restricted stock	-	1,294,100	-	1,294,100
Mutual fund	-	25,000	-	25,000

Derivative liabilities	-	--	-

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2011:
Impaired loans	-	-	$3,979,704	$3,979,704
Other real estate owned	-	-	945,020	945,020

December 31, 2010:
Impaired loans	-	-	$2,884,750	$2,884,750
Other real estate owned	-	-	243,023	243,023

Impaired loans measured at fair value and included in the above table, consisted of 12 loans having an aggregate recorded investment of $5,073,130 and specific loan loss allowances of $1,093,426 at September 30, 2011 and seven loans at December 31, 2010, having an aggregate recorded investment of $3,459,515 and specific loan loss allowances of $574,765.

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

The estimated fair values, and the recorded book balances, were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$14,444,073	$14,444,073	17,710,501	$$17,710,501
Securities available for sale	96,309,859	96,309,859	85,470,993	85,470,993
Securities held to maturity	152,474,688	158,148,341	81,889,895	81,712,003
Loans held for sale	9,848,248	9,848,248	21,219,230	21,219,230
Gross loans	426,435,830	426,426,000	411,987,339	410,144,000
Accrued interest receivable	2,464,715	2,464,715	2,405,741	2,405,741
Deposits	(645,404,853)	(647,336,000)	(543,735,149)	(545,225,000)
Other borrowings	(19,000,00)	(20,889,000)	(25,900,000)	(27,979,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	-	-	(353,552)	(353,552)
Accrued interest payable	(1,100,956)	(1,100,956)	(1,434,338)	(1,434,338)

Loan commitments and standby letters of credit as of September 30, 2011 and December 31, 2010 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2011 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, Riverside Lofts, LLC and 249 New York Avenue, LLC.  1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

Recent Developments

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “March 2011 Acquisition”).  The March 2011 Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the SEC on January 3, 2011.

As a result of the March 2011 Acquisition, the three branches became branches of the Bank.  Included in the March 2011 Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million,  fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the March 2011 Acquisition.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary

The Company realized net income of $1,213,278 for the three months ended September 30, 2011, an increase of $331,679, or 37.6%, from the $881,599 reported for the three months ended September 30, 2010.  The increase is due primarily to increases in net interest income after provision for loan losses and noninterest income and a lower provision for loan losses in the 2011 period which, in total, offset an increase in non-interest expenses for the three months ended September 30, 2011 compared to the same period in 2010.  Net income per diluted common share was $0.25 for the three months ended September 30, 2011 compared to net income per diluted common share of $0.15 for the three months ended September 30, 2010.  Net income available to common shareholders increased from $704,615 for the three months ended September 30, 2010 to $1,213,278 for the three months ended September 30, 2011.  Net income available to common shareholders for the three months ended September 30, 2010 reflected an aggregate of $176,984 attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of the Treasury (the “Treasury”) under the TARP Capital Purchase Program in December 2008.  On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Company’s preferred stock issued to the Treasury for an aggregate purchase price (including accrued and unpaid dividends) of $12,120,000.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 16, 2010 and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Key performance ratios improved for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to higher net income for the 2011 period.  Return on average assets and return on average equity were 0.65% and 9.14% for the three months ended September 30, 2011 compared to 0.51% and 5.82%, respectively, for the three months ended September 30, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin on a tax-equivalent basis for the three months ended September 30, 2011 was 3.49% as compared to the 3.42% net interest margin recorded for the three months ended September 30, 2010, an increase of 7 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.6% of the Company’s net revenues for the three month period ended September 30, 2011 and 84.8% of net revenues for the three-month period ended September 30, 2010. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $302,224, or 5.5%, to $5,845,471 for the three months ended September 30, 2011 from the $5,543,247 reported for the three months ended September 30, 2010.  The increase in net interest income was primarily attributable to lower rates paid on interest-bearing liabilities during the current period.  The average rate paid on interest-bearing liabilities for the three months ended September 30, 2011 was 1.22%, a reduction of 40 basis points compared to 1.62% paid for the three months ended September 30, 2010.

Average interest earning assets increased by $38,911,333, or 6.0%, to $688,407,360 for the three month period ended September 30, 2011 from $649,496,027 for the three month period ended September 30, 2010.  However, the overall yield on interest earning assets, on a tax-equivalent basis, decreased 30 basis points to 4.43% for the three month period ended September 30, 2011 when compared to 4.73% for the three month period ended September 30, 2010.

Average interest bearing liabilities increased by $2,743,281, or 13.5%, to $528,744,576 for the three month period ended September 30, 2011 from $526,001,295 for the three month period ended September 30, 2010.  Overall, the cost of total interest bearing liabilities decreased 40 basis points to 1.22% for the three months ended September 30, 2011 compared to 1.62% for the three months ended September 30, 2010.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.49% for the three months ended September 30, 2011 compared to 3.42% the three months ended September 30, 2010.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $608,332 for the three months ended September 30, 2011 and $875,000 for the three months ended September 30, 2010.  The reduced provision was the result of the risk profile of the loan portfolio being reduced by a change in its composition via a $15,048,688 reduction in higher risk construction loans, and non-performing loans decreasing by $3,321,148 since December 31, 2010.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2011 was $1,229,264, an increase of $232,567, or 23.3%, over non-interest income of $996,697 for the three months ended September 30, 2010.  A significant portion of the increase in total non-interest income and its major components when compared with non-interest expense for the prior period is attributable to the March 2011 Acquisition.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased to $237,716 for the three months ended September 30, 2011 from $185,242 for the three months ended September 30, 2010.  This increase is primarily the result of the increase in the number of deposit accounts subject to service charges due to the March 2011 Acquisition.

Gain on sales of loans held for sale increased by $91,605, or 22.0%, to $508,359 for the three months ended September 30, 2011 when compared to $416,754 for the three months ended September 30, 2010.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  During the second quarter of 2011, the Bank revised its pricing on mortgage loan sales and now requires a 160 basis points return on sale transactions compared to the 110 basis points return requirement that existed in the year ended December 31, 2010.

 Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $100,980 for the three months ended September 30, 2011 compared to $102,791 for the three months ended September 30, 2010, a decrease of $1,811 for the third quarter of 2011 as compared to the third quarter of 2010. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Customer demand for these services, including at the three branches acquired in March 2011, contributed to the other income component of non-interest income amounting to $382,209 for the three months ended September 30, 2011, compared to $291,910 for the three months ended September 30, 2010, an increase of $90,299 for the third quarter of 2011 as compared to the third quarter of 2010.

Non-Interest Expense

Non-interest expenses increased by $384,170, or 8.8%, to $4,756,467 for the three months ended September 30, 2011 from $4,372,297 for the three months ended September 30, 2010.  The March 2011 Acquisition was the primary cause for this current period increase in total noninterest expense and each of its major components when compared with noninterest expense for the prior period.

The following table presents the major components of non-interest expenses for the three months ended September 30, 2011 and 2010.

Non-interest Expenses
	Three months ended September 30,
	2011	2010
Salaries and employee benefits	$2,892,901	$2,532,427
Occupancy expenses	628,652	499,745
Data processing services	295,739	284,554
Equipment expense	199,563	176,262
Marketing	54,662	31,791
Regulatory, professional and other fees	215,138	300,316
Office expense	178,343	153,159
FDIC insurance expense	29,805	94,034
Directors’ fees	18,500	21,500
Other real estate owned expenses	106,278	56,279
Amortization of intangible assets	76,170	9,178
Other expenses	60,716	213,052
	$4,756,467	$4,372,297

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $360,474, or 14.2%, to $2,892,901 for the three months ended September 30, 2011 compared to $2,532,427 for the three months ended September 30, 2010. The increase in salaries and employee benefits for the three months ended September 30, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 145 full-time equivalent employees at September 30, 2011 as compared to 134 full-time equivalent employees at September 30, 2010.  The number of full-time equivalent employees at September 30, 2011 includes 13 full-time equivalent employees added as a result of the March 2011 Acquisition.

Occupancy expenses increased by $128,907, or 25.8%, to $628,652 for the three months ended September 30, 2011 compared to $499,745 for the three months ended September 30, 2010.  In addition to the operating costs of the three new branches, the increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services increased by $11,185, or 3.9%, to $295,739 for the three months ended September 30, 2011 from $284,554 for the three months ended September 30, 2010, as additional expenses were incurred to convert and maintain the three new branch offices acquired in the March 2011 Acquisition to the Bank’s data systems.

Equipment expense increased by $23,301, or 15.8%, to $199,563 for the three months ended September 30, 2011 from $176,262 for the three months ended September 30, 2010 primarily due to an increase in the number of maintenance contracts on equipment in the three new acquired branches as compared with the prior year period.

Marketing expense increased by $22,871, or 71.9%, to $54,662 for the three months ended September 30, 2011 compared to $31,791 for the three months ended September 30, 2010, as the Bank resumed the use of radio broadcast media in promoting products and services during 2011.

Regulatory, professional and other fees decreased by $85,178 for the three months ended September 30, 2011 to $215,138 compared to $300,316 for the three months ended September 30, 2010. Legal and consulting fees were incurred during the three month period ended September 30, 2010 in connection with the analysis and planning stages of the March  2011 Acquisition.

Office expense increased by $25,184, or 16.4%, to $178,343 for the three months ended September 30, 2011 from $153,159 for the three months ended September 30, 2010 primarily due to increases in office supplies and telephone expenses for the three newly acquired branch offices in the 2011 period.

FDIC insurance expense decreased to $29,805 for the three months ended September 30, 2011 compared to $94,034 for the three months ended September 30, 2010 as a result of the impact of the recently effective Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act changed the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.

Other real estate owned expenses increased by $49,999, to $106,278 for the three months ended September 30, 2011 compared to $56,279 for the three months ended September 30, 2010, as the Company incurred maintenance expenses on more properties during the third quarter of 2011 than during the third quarter of 2010.

Amortization of intangible assets expense increased to $76,170 for the three months ended September 30, 2011 compared to $9,178 for the three months ended September 30, 2010, as the expenses for the current period includes amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition.

All other expenses decreased by $152,336, to $60,716 for the three months ended September 30, 2011 compared to $213,052 for the three months ended September 30, 2010.  Included in this component is the credit recorded to defer the direct costs of originating loans as required under generally accepted accounting principles.  During the third quarter of 2011, the increased activity in the Mortgage Warehouse lines was such that direct origination costs were deferred on 2,679 new loans originated during the quarter as compared to 1,763 new loans during the comparable period of 2010.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 67.2% for the three months ended September 30, 2011, compared to 66.9% for the three months ended September 30, 2010.

Income Taxes

Income tax expense increased by $85,610 to $496,658 for the three months ended September 30, 2011 from $411,048 for the three months ended September 30, 2010.  The increase was primarily due to an increased level of pretax income for the third quarter of 2011 as compared to the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary

The Company realized net income of $2,832,060 for the nine months ended September 30, 2011, an increase of 19.2% from the $2,376,416 reported for the nine months ended September 30, 2010.  The increase is due primarily to increases in net interest income after provision for loan losses and noninterest income and a lower provision for loan losses in the 2011 period which, in total, offset an increase in noninterest expenses for the nine months ended September 30, 2011 compared to the same period in 2010.  Net income available to common shareholders for the nine months ended September 30, 2011 increased to $2,832,060 from $1,845,464 for the nine months ended September 30, 2010 principally for the reasons indicated above.  Net income available to common shareholders for the nine months ended September 30, 2010 also reflected an aggregate of $530,952 attributable to dividends and discount accretion related to the preferred stock issued to the United States Department of Treasury (the “Treasury”) under the TARP Capital Purchase Program in December 2008.  On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Company’s preferred stock issued to the Treasury for an aggregate purchase price (including accrued and unpaid dividends) of $12,120,000.

Diluted net income per common share was $0.58 for the nine months ended September 30, 2011 compared to diluted net income per common share of $0.38 for the nine months ended September 30, 2010.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 16, 2010, and paid on February 2, 2011 to shareholders of record on January 18, 2011.

Key performance ratios improved for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to higher net income for the 2011 period.  Return on average assets and return on average equity were 0.53% and 7.43% for the nine months ended September 30, 2011 compared to 0.48% and 5.40%, respectively, for the nine months ended September 30, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the nine months ended September 30, 2011 was 3.44% as compared to the 3.18% net interest margin recorded for the nine months ended September 30, 2010, an increase of 26 basis points.  The Company continues to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 82.7% of the Company’s net revenues for the nine month period ended September 30, 2011 and 83.4% of net revenues for the nine-month period ended September 30, 2010. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the nine month periods ended September 30, 2011 and 2010, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended Sept. 30, 2011			Nine months ended Sept. 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$56,991,124	$115,634	0.27%	$20,372,193	$37,278	0.24%
Investment Securities:
Taxable	204,200,184	4,154,352	2.72%	208,285,561	3,843,035	2.47%
Tax-exempt	42,721,991	1,584,040	4.96%	11,067,976	475,098	5.74%
Total	246,922,175	5,738,392	3.11%	219,353,537	4,318,133	2.63%

Loan Portfolio:
Construction	62,875,175	2,970,476	6.32%	72,139,313	3,358,463	6.22%
Residential real estate	10,858,304	533,740	6.57%	11,041,367	483,930	5.86%
Home Equity	12,290,937	527,882	5.74%	13,688,792	598,498	5.85%
Commercial and commercial real estate	132,440,731	7,529,942	7.60%	139,894,364	7,742,564	7.40%
Mortgage warehouse lines	105,876,852	3,913,791	4.94%	123,355,017	4,465,835	4.84%
Installment	443,537	23,107	6.97%	550,213	31,148	7.57%
All Other Loans	22,375,013	655,059	3.91%	29,064,357	733,985	3.38%
Total	347,160,549	16,153,997	6.22%	389,733,423	17,414,422	5.97%

Total Interest-Earning Assets	651,073,848	22,008,023	4.52%	629,459,153	21,769,833	4.62%

Allowance for Loan Losses	(5,969,108)			(4,972,160)
Cash and Due From Bank	21,523,149			9,135,919
Other Assets	42,225,020			29,175,788
Total Assets	$708,852,909			$662,798,700
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$165,857,287	$1,324,442	1.07%	$117,938,902	$1,287,427	1.46%
Savings Accounts	178,820,407	1,074,145	0.80%	177,675,049	1,501,080	1.13%
Certificates of Deposit	156,192,797	1,967,080	1.68%	162,795,637	2,341,292	1.92%
Other Borrowed Funds	11,317,033	315,481	3.73%	35,397,949	853,898	3.23%
Trust Preferred Securities	18,557,000	589,497	4.25%	18,557,000	801,255	5.77%
Total Interest-Bearing Liabilities	530,744,524	5,270,645	1.33%	512,364,537	6,784,952	1.77%

Net Interest Spread			3.19%			2.85%

Demand Deposits	118,142,996			84,035,263
Other Liabilities	9,025,774			7,546,612
Total Liabilities	657,913,294			603,946,412
Shareholders’ Equity	50,939,615			58,852,288
Total Liabilities and Shareholders’ Equity	$708,852,909			$662,798,700

Net Interest Margin		$16,737,378	3.44%		$14,984,881	3.18%

The Company’s net interest income increased by $1,392,840, or 9.4%, to $16,223,635 for the nine months ended September 30, 2011 from the $14,830,795 reported for the nine months ended September 30, 2010. The increase in net interest income was attributable to an increased investment portfolio volume combined with lower rates paid on interest-bearing liabilities volume, which was more than sufficient to offset the reduced volume of the loan portfolio.

Average interest earning assets increased by $21,614,695, or 3.4%, to $651,073,848 for the nine month period ended September 30, 2011 from $629,459,153 for the nine month period ended September 30, 2010.  The average investment securities portfolio increased by $27,568,638, or 12.6%, to $246,922,175 for the nine month period ended September 30, 2011 compared to $219,353,537 for the nine month period ended September 30, 2010, as funds were invested during the 2011 period in low risk U.S. Treasury securities, U.S. Government sponsored agency bonds and obligations of states and political subdivisions rather than being invested in the relatively higher risk loan portfolio.  The average loan portfolio decreased by $42,572,874, or 10.9%, to $347,160,549 for the nine month period ended September 30, 2011 compared to $389,733,423 for the nine month period ended September 30, 2010.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $9,264,138, or 12.8%, to $62,875,175 for the nine month period ended September 30, 2011 compared to $72,139,313 for the nine month period ended September 30, 2010, as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 10 basis points to 4.52% for the nine month period ended September 30, 2011 when compared to 4.62% for the nine month period ended September 30, 2010.

Average interest bearing liabilities increased by $18,379,987, or 3.6%, to $530,744,524 for the nine month period ended September 30, 2011 from $512,364,537 for the nine month period ended September 30, 2010.  Overall, the cost of total interest bearing liabilities decreased 44 basis points to 1.33% for the nine months ended September 30, 2011 compared to 1.77% for the nine months ended September 30, 2010.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.44% for the nine months ended September 30, 2011 compared to 3.18% the nine months ended September 30, 2010.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,283,330 for the nine months ended September 30, 2011 and $1,725,000 for the nine months ended September 30, 2010.  The reduced provision was the result the risk profile of the loan portfolio being reduced by a change in its composition via a $15,048,688 reduction in higher risk construction loans, and non-performing loans decreasing by $3,321,148 since December 31, 2010.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2011 was $3,394,324, an increase of $441,761, or 15.0%, over non-interest income of $2,952,563 for the nine months ended September 30, 2010.  A significant portion of the increase in total non-interest income and its major components when compared with non-interest expense for the prior period is attributable to the March 2011 Acquisition.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts revenues increased by $98,186, or 17.8%, to $648,456 for the nine months ended September 30, 2011 from the $550,270 for the nine months ended September 30, 2010.  This increase was primarily the result of an increase in the number of deposit accounts subject to service charges due to the March 2011 Acquisition, which was completed on March 25, 2011.

Gain on sales of loans increased by $226,866, or 20.1%, to $1,356,741 for the nine months ended September 30, 2011 when compared to $1,129,875 for the nine months ended September 30, 2010.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  Although the absolute volume of sales declined for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, the Bank’s pricing on these transactions was revised in the second quarter of 2011 such that the Bank earned a 160 basis points return on sales compared to a return of 110 basis points in the year ended December 31, 2010.

on-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $299,639 for the nine months ended September 30, 2011 compared to $304,486 for the nine months ended September 30, 2010. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Customer demand for these services, including at the three new branches acquired earlier this year, contributed to the other income component of non-interest income amounting to $1,089,488 for the nine months ended September 30, 2011, compared to $967,932 for the nine months ended September 30, 2010.

Non-Interest Expense

Non-interest expenses increased by $1,789,751, or 14.0%, to $14,575,084 for the nine months ended September 30, 2011 from $12,785,333 for the nine months ended September 30, 2010.  The March 2011 Acquisition was the primary cause for this current period increase in total noninterest expense and each of its major components when compared with the prior period noninterest expense.  The following table presents the major components of non-interest expenses for the nine months ended September 30, 2011 and 2010.

Non-interest Expenses	Nine months ended September 30,
	2011	2010
Salaries and employee benefits	$8,313,513	$7,326,361
Occupancy expenses	1,776,359	1,398,510
Data processing services	912,988	815,752
Equipment expense	564,733	496,143
Marketing	134,650	97,914
Regulatory, professional and other fees	699,373	741,456
Office expense	550,483	502,942
FDIC insurance expense	503,810	589,285
Directors’ fees	67,500	75,000
Other real estate owned expenses	415,630	102,516
Amortization of intangible assets	143,162	27,534
All other expenses	492,883	611,920
	$14,575,084	$12,785,333

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $987,152, or 13.5%, to $8,313,513 for the nine months ended September 30, 2011 compared to $7,326,361 for the nine months ended September 30, 2010. The increase in salaries and employee benefits for the nine months ended September 30, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 145 full-time equivalent employees at September 30, 2011 as compared to 134 full-time equivalent employees at September 30, 2010.  The number of full-time equivalent employees at September 30, 2011 includes 13 full-time equivalent employees added as a result of the March 2011 Acquisition.

Occupancy expenses increased by $377,849, or 27.0%, to $1,776,359 for the nine months ended September 30, 2011 compared to $1,398,510 for the nine months ended September 30, 2010. In addition to the operating costs of the three new branches, the increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties. In addition, the Bank’s Lawrenceville, New Jersey branch office opened in May 2010 and nine months of operating expenses for this branch office are included in 2011 whereas 2010 includes only five months of expenses.

The cost of data processing services increased by $97,236, or 11.9%, to $912,988 for the nine months ended September 30, 2011 from $815,752 for the nine months ended September 30, 2010, as additional expenses were incurred to convert and maintain the three new branch offices acquired in the March 2011 Acquisition to the Bank’s data systems.

Equipment expense increased by $68,590, or 13.8%, to $564,733 for the nine months ended September 30, 2011 compared to $496,143 for the nine months ended September 30, 2010 primarily due to increased costs associated with the number of maintenance contracts on equipment in the three newly acquired branch offices as compared with the prior period.

Office expenses increased by $47,541, or 9.5%, to $550,483 for the nine months ended September 30, 2011 compared to $502,942 for the nine months ended September 30, 2010.  The increase in expense was primarily attributable to the March 2011 Acquisition.

FDIC insurance expense decreased to $503,810 for the nine months ended September 30, 2011 compared to $589,285 for the nine months ended September 30, 2010 as a result of the impact of the recently effective Dodd-Frank Act.

Other real estate owned expenses increased by $313,114, to $415,630 for the nine months ended September 30, 2011 compared to $102,516 for the nine months ended September 30, 2010 as the Company recorded $147,178 in loss provisions during 2011 and incurred maintenance costs on more properties held as other real estate during the first nine months of 2011 as compared to the first nine months of 2010.

Amortization of intangible assets expense increased to $143,162 for the nine months ended September 30, 2011 compared to $27,534 for the nine months ended September 30, 2010, as the expense for the current period includes amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition.

All other expenses decreased by $119,037, to $492,883 for the nine months ended September 30, 2011 compared to $611,920 for the nine months ended September 30, 2010.  Current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 74.3% for the nine months ended Sept 30, 2011, compared to 71.9% for the nine months ended September 30, 2010.

Income Taxes

The Company had income tax expense of $927,485 for the nine months ended Sept 30, 2011 compared to income tax expense of $896,609 for the nine months ended September 30, 2010.  The increase in the income tax expense for the 2011 period was primarily due to the higher level of taxable income for the first nine months of 2011 as compared to the first nine months of 2010.

Financial Condition

September 30, 2011 Compared with December 31, 2010

Total consolidated assets at September 30, 2011 were $742,460,564, representing an increase of $98,065,335, or 15.2%, from total consolidated assets of $644,395,229 at December 31, 2010.  The increase in assets was primarily attributable to the March 2011 Acquisition, which was completed on March 25, 2011 and resulted in three former Amboy Bank branch banking offices becoming branches of the Bank.  Included in the March 2011 Acquisition were the assumption of deposit liabilities of $111.9 million, primarily consisting of demand deposits, and the acquisition of cash of approximately $101.5 million, fixed assets of approximately $4.6 million, which includes, without limitation, ownership of the real estate and improvements upon which the branches are situated, and loans of $862,000.  The Bank recorded goodwill of approximately $3.2 million and a core deposit intangible asset of approximately $1.7 million as a result of the March 2011 Acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2011 totaled $14,444,073 compared to $17,710,501 at December 31, 2010. Cash and cash equivalents at September 30, 2011 consisted of cash and due from banks of $14,432,669 and Federal funds sold/short term investments of $11,404. The corresponding balances at December 31, 2010 were $17,699,103 and $11,398, respectively. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows accumulate in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at September 30, 2011 amounted to $9,848,248 compared to $21,219,230 at December 31, 2010. The primary cause for this decrease was a high volume of sales of existing loans held for sale combined with a lower volume of mortgage loan refinance activity during the first nine months of 2011 compared with the level of activity during the last nine months of 2010. The amount of loans originated for sale was $83,022,941 for the first nine months of 2011 compared with $99,507,515 for the first nine months of 2010.

Investment Securities

Investment securities represented 33.5% of total assets at September 30, 2011 and 26.0% at December 31, 2010. Total investment securities increased $81,423,659, or 48.7%, to $248,784,547 at September 30, 2011 from $167,360,888 at December 31, 2010.  Purchases of investments totaled $167,277,411 during the nine months ended September 30, 2011, which exceeded proceeds from calls and repayments totaling $86,521,880 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2011, securities available for sale totaled $96,309,859, which is an increase of $10,838,866, or 12.7%, from securities available for sale totaling $85,470,993 at December 31, 2010.

At September 30, 2011, the securities available for sale portfolio had net unrealized gains of $3,020,234, compared to net unrealized gains of $1,145,540 at December 31, 2010.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2011, securities held to maturity were $152,474,688, an increase of $70,584,793, or 86.2%, from $81,889,895 at December 31, 2010.  The fair value of the held to maturity portfolio at September 30, 2010 was $158,148,341.

Due to the continued uncertain economic environment that includes historically low levels of market interest rates, proceeds from maturities and prepayments of securities during the first nine months of 2011 were reinvested primarily in the low risk tax-exempt obligations of states and political subdivision bonds (with credit support) component of the Bank’s held to maturity portfolio.  It is management’s intention to hold these tax-exempt securities to their maturity.

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

The following table sets forth the classification of loans by major category at September 30, 2011 and December 31, 2010.

Loan Portfolio Composition	September 30, 2011		December 31, 2010
Component	Amount	% of total	Amount	% of total
Construction loans	$52,842,015	12%	$67,890,703	16%
Residential real estate loans	11,962,959	3%	10,435,038	3%
Commercial business	51,509,943	12%	54,733,172	13%
Commercial real estate	99,900,949	23%	95,277,814	23%
Mortgage warehouse lines	196,255,583	46%	169,575,899	41%
Loans to individuals	12,796,101	3%	13,349,036	3%
Deferred loan fees and costs	930,556	0%	543,753	0%
All other loans	237,724	0%	181,924	0%
	$426,435,830	100%	$411,987,339	100%

The loan portfolio increased by $14,448,491, or 3.5%, to $426,435,830 at September 30, 2011, compared to $411,987,339 at December 31, 2010.  The mortgage warehouse lines portfolio increased by $26,679,684, or 15.7%, to $196,255,583 at September 30, 2011 compared to $169,575,899 at December 31, 2010.  This component’s increase at September 30, 2011 compared to December 31, 2010 was principally the result of a lower level of market interest rates during the 2011 third quarter that resulted in another wave of mortgage refinance activity as homeowners sought to refinance existing mortgages at the lower current market rates.

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

Non-performing loans decreased by $3,321,148 to $5,488,019 at September 30, 2011 from $8,809,167 at December 31, 2010.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans, which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after September 30, 2011.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 1.29% at September 30, 2011 from 2.14% at December 31, 2010.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2011	2010
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	5,488,019	8,809,167
Total non-performing loans	5,488,019	8,809,167
Other real estate owned	10,999,359	4,850,818
Total non-performing assets	$16,487,378	$13,659,985

Non-performing loans to total loans	1.29%	2.14%
Non-performing loans to total loans excluding mortgage warehouse lines	2.38%	3.63%
Non-performing assets to total assets	2.22%	2.12%
Non-performing assets to total assets excluding mortgage warehouse lines	3.02%	2.88%

Non-performing assets increased by $2,827,393 to $16,487,378 at September 30, 2011 from $13,659,985 at December 31, 2010.  Other real estate owned increased by $6,148,541 to $10,999,359 at September 30, 2011 from $4,850,818 at December 31, 2010.  Since December 31, 2010, the Bank has added $8,232,822 to other real estate owned and sold and transferred out of other real estate owned properties totaling approximately $1,937,103. In addition, during the nine months ended Sept 30, 2011, the Bank recorded a provision for loss on other real estate owned of $147,178.

Non-performing assets represented 2.22% of total assets at September 30, 2011 and 2.12% of total assets at December 31, 2010.

The Bank had no loans classified as restructured loans at September 30, 2011 or December 31, 2010.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified special mentions have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	September 30, 2011	December 31, 2010	September 30, 2010
Balance, beginning of period	$5,762,712	$4,505,387	$4,505,387

Provision charged to operating expenses	1,283,330	2,325,000	1,725,000

Loans charged off :
Construction loans	(1,319,455)	(450,000)	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	(228,662)	(609,468)	(497,259)
Loans to individuals		(22,087)	(18,671)
Lease financing	-	-	(792)
All other loans	-	-	-
	(1,548,117)	(1,081,555)	(516,722)
Recoveries:
Construction loans	6,478	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	3,934	13,880	12,467
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	10,412	13,880	12,467

Net (charge offs) / recoveries	(1,537,705)	(1,067,675)	(504,255)

Balance, end of period	$5,508,337	$5,762,712	$5,726,132

Loans :
At period end	$426,435,830	$411,987,339	$442,118,479
Average during the period	336,544,655	387,575,677	376,195,664
Net charge offs to average loans outstanding (annualized)	(0.61%)	(0.28%)	(0.18%)

Allowance for loan losses to :
Total loans at period end	1.29%	1.40%	1.30%
Total loans at period end excluding mortgage warehouse lines	2.39%	2.38%	2.32%
Non-performing loans	100.37%	65.42%	64.45%

The Company’s provision for loan losses was $1,283,330 for the nine months ended September 30, 2011 and $1,725,000 for the nine months ended September 30, 2010.  While the risk profile of the loan portfolio was reduced by a $15,048,688 decrease in the construction loan portfolio at September 30, 2011 compared to the December 31, 2010 balance, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Also, management replenished the reserves to compensate for the current period net charge-offs.  Net charge offs/recoveries amounted to a net charge-off of $1,537,706 for the nine months ended September 30, 2011.

At September 30, 2011, the allowance for loan losses was $5,508,337 compared to $5,762,712 at December 31, 2010, a decrease of $254,375.  The ratio of the allowance for loan losses to total loans at September 30, 2011 and December 31, 2010 was 1.29% and 1.40%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 65.42% at December 31, 2010, compared to 100.37% at September 30, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Demand
Non-interest bearing	$156,822,951	$92,023,123
Interest bearing	158,777,333	129,869,045
Savings	180,952,975	165,388,564
Time	148,851,594	156,454,417
	$645,404,853	$543,735,149

At September 30, 2011, total deposits were $645,404,853, an increase of $101,669,704, or 18.7%, from $543,735,149 at December 31, 2010.  The current period increase was due to the March 2011 Acquisition, in which the Bank assumed deposit liabilities of $111.9 million.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $19,000,000 at September 30, 2011, consisting of FHLB long-term borrowings of $10,000,000 and overnight funds purchased of $9,000,000, and $25,900,000 at December 31, 2010, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $15,900,000.

The Bank has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $4,570,294, or 9.2%, to $54,251,450 at September 30, 2011, from $49,681,156 at December 31, 2010.  Tangible book value per common share was $10.15 at September 30, 2011 and $10.22 at December 31, 2010.  The ratio of shareholders’ equity to total assets was 7.31% and 7.71% at September 30, 2011 and December 31, 2010, respectively.  The increase in shareholders’ equity was primarily the result of net income available to common shareholders of $2,832,060 for the nine months ended September 30, 2011.

In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2010 and 2009 and paid in 2011 and 2010, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended September 30, 2011 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2011 and December 31, 2010 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Company
Total Capital to Risk Weighted Assets	$70,714,473	13.33%	$42,431,040	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	64,754,782	12.21%	21,215,520	>4%	N/A	N/A
Tier 1 Capital to Average Assets	64,754,782	8.87%	29,213,334	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$67,808,846	12.78%	$42,431,040	>8%	$53,038,800	>10%
Tier 1 Capital to Risk Weighted Assets	62,300,509	11.75%	21,215,520	>4%	31,823,280	>6%
Tier 1 Capital to Average Assets	62,300,509	8.57%	29,071,820	>4%	36,339,775	>5%

As of December 31, 2010
Company
Total Capital to Risk Weighted Assets	$72,736,033	14.43%	$40,335,354	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	65,484,454	12.99%	20,167,677	>4%	N/A	N/A
Tier 1 Capital to Average Assets	65,484,454	9.63%	27,196,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$70,084,660	15.46%	$40,272,800	>8%	$50,341,000	>10%
Tier 1 Capital to Risk Weighted Assets	64,321,948	14.37%	20,136,400	>4%	30,204,600	>6%
Tier 1 Capital to Average Assets	64,321,948	11.10%	27,054,854	>4%	33,818,567	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2011, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At September 30, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Re-pricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $364,715,278, of its total assets at June 30, 2011.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2011, the balance of cash and cash equivalents was $14,444,073.

Net cash provided by operating activities totaled $14,729,743 for the nine months ended September 30, 2011 compared to net cash provided by operations of $8,092,270 for the nine months ended September 30, 2010.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $1,117,459 for the nine months ended September 30, 2011 compared to $32,963,385 for the nine months ended September 30, 2010.  The primary cause of the difference for the 2011 period compared to the 2010 period resulted from $101,539,588 in cash and cash equivalents acquired in the March 2011 Acquisition.

Net cash used in financing activities totaled $16,878,712 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $12,998,631 for the nine months ended September 30, 2011.  The cash used in the 2011 period resulted primarily from a decrease in demand, savings and time deposits and repayment of borrowed funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2011, prepayments and maturities of investment securities totaled $86,521,880.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2011, if any.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2011	July 31, 2011	-	-	-	170,222
August 1, 2011	August 31, 2011	943	$7.85	-	170,222
September 1, 2011	September 30, 2011	-	-	-	170,222
Total		943	$7.85	-	170,222

(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent common stock dividends.

(2)	Represents shares of common stock repurchased from certain employees of the Company.

Item 6.                      Exhibits.

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: November 14, 2011	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)