Form 10-K
period 2011-12-31
1ST CONSTITUTION BANCORP
filed 2012-03-23
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $30,426,038.

As of March 22, 2012, 5,094,235 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness or other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.  Business.

 1st Constitution Bancorp

 1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2011, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

 1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates thirteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2011, the Bank had 148 employees, of which 132 were full-time employees.

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

Innovative Product Offerings

 The Bank’s Mortgage Warehouse Unit provides a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception in 2008.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $249,345,831 at December 31, 2011.

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

In addition, during the period in which the Preferred Stock Series B was outstanding, EESA, as amended by The American Recovery and Reinvestment Act of 2009  (the “Stimulus Package Act”), and guidance issued by the Treasury with respect to this legislation limited executive compensation, required the reporting of information to the Treasury and others, limited the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year, limited the payment of certain severance and change in control payments to certain executives,  limited the type and amount of compensation paid to our highest paid executive (our chief executive officer) of the Company or the Bank, imposed a claw back of certain compensation paid to certain executives of the Company or the Bank and imposed new corporate governance requirements on the Company, including the inclusion of a non-binding “say on pay” proposal in the Company’s annual proxy statement.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change to existing law has not had an adverse impact on our net interest margin for the year ended December 31, 2011.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts and Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs  have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act requires publicly traded companies to give their stockholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  Because the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the “say on pay” requirement is not applicable to the Company until 2013.

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

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies, which exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital and bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and have them count as Tier 1 capital.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum, they will increase our operating and compliance costs and could increase our interest expense.

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

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth. A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined  (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2011, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2011, the Company maintained a Tier 1 capital ratio of 11.27% and total qualifying capital ratio of 12.22%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company’s leverage ratio at December 31, 2011 was 8.82%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly-owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirror the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

On December 23, 2008, pursuant to the TARP CPP under EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury, pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the declarations of stock dividends to holders of common stock since the issuance of the warrant, the shares of common stock underlying the warrant have been adjusted to 243,371 shares and the initial exercise price was adjusted to $7.396 per share.  On October 27, 2010, the Company repurchased all of the outstanding shares of the Preferred Stock Series B from the Treasury, and the warrant was sold by the Treasury on November 23, 2011.  As of the date hereof, the warrant remains outstanding.

The Preferred Stock Series B paid quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and had a liquidation preference of $1,000 per share. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The warrant is immediately exercisable and expires in December 2018.

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

The Bank paid a stock dividend every year from 1993 until 1999, when it was acquired by the Company. The Company has paid a stock dividend every year since its formation in 1999.  From 1999 through 2006, the Company paid a 5% stock dividend each year.  In 2006 and 2007, the Company declared a 6% stock dividend.  In 2008, 2009, 2010, and 2011, the Company declared a 5% stock dividend.  The Company also declared a two-for-one stock split on January 20, 2005, which was paid on February 28, 2005 to shareholders of record as of the close of business on February 10, 2005.  All share and per share data has been retroactively adjusted for the stock split and stock dividends.

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

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

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

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Forms 4;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	posting of certain SEC filings and other information on the company’s website;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures;

•	the formation of a public accounting oversight board; and

•	various increased criminal penalties for violations of securities laws.

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

Each of the national stock exchanges, including the Nasdaq Global Market where the Company’s common stock is listed, have in place corporate governance rules, including rules requiring director independence, and the adoption of charters for the nominating, corporate governance, and audit committees.  These rules are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors.  These burdens increase the Company’s legal and accounting fees and the amount of time that the Board of Directors and management must devote to corporate governance issues.

Section 302(a) of Sarbanes-Oxley requires the Company’s principal executive officer and principal financial officer to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal controls over financial reporting.

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

Insurance of Deposits

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Due to the recent difficult economic conditions, deposit insurance per account owner was raised to $250,000. That limit was made permanent by the Dodd-Frank Act.  The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits The FDIC’s Transaction Account Guarantee Program (the “TAG Program”), one of two components of the Temporary Liquidity Guarantee Program (the “TLG Program”), provides participating depository institutions full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.

Under the TAG Program, effective December 5, 2008, insured depository institutions that have not opted out of the TAG Program are subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  The Bank opted in the TAG Program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010. The Bank opted into the extensions.

The Dodd-Frank Act provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage from December 31, 2010 through December 31, 2012. This temporary unlimited deposit insurance coverage replaced the TAG Program that expired on December 31, 2010 and does not apply to all accounts covered under the TAG Program.  It covers only noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs. Beginning January 1, 2011, low-interest consumer checking accounts (NOW Accounts) and all other fiduciary accounts maintained by attorneys or other entities are no longer eligible for the unlimited deposit insurance coverage. Unlike the TAG Program, which allowed banks to opt in, the temporary unlimited insurance coverage applies at all FDIC-insured institutions and is no longer funded by separate premiums.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. The Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2011 compared to 2010. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

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

Our primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit. Based on the composition of our loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one, or a combination, of these evens may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included was the creation of the Consumer Financial Protection Bureau, a new federal agency administering consumer and fair lending laws, a function that was previously performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions has been reduced as well. We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2010 through the end of fiscal year 2011, our stock price fluctuated between a high of $9.04 per share and a low of $4.83 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

In February  2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2011 compared to 2010. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. Effective January 1, 2011, the FDIC increased the designated reserve ratio from 1.25 to 2.00. In addition, the Dodd-Frank Act permanently increased the deposit insurance limit on FDIC deposit insurance coverage to $250,000 per insured depositor, retroactive to January 1, 2008, which may result in even larger losses to the Deposit Insurance Fund.

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

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

 We currently operate 14 branch offices in New Jersey, which includes the Bank’s main office in Cranbury, New Jersey.  In addition, we have a Mortgage Warehousing Funding Office which we lease in Somerset, New Jersey and an Operations Center which we lease in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of December 31, 2011:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2017
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	---
Cranbury, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2016
2000 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2018
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	---
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2014
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
146 Lawrenceville-Pennington Road,	Owned	2009	---
Lawrenceville, New Jersey

South River Operations Center	Leased	2010	2015
1246 South River Road, Bldg. 2
Cranbury, New Jersey

Rocky Hill Office
995 Route 518	Owned	2011
Skillman, New Jersey

Hopewell Office
86 East Broad Street	Owned	2011
Hopewell, New Jersey

Hillsborough Office
32 New Amwell Road	Owned	2011
Hillsborough, New Jersey

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

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2011 and 2010, as reported on the Nasdaq Global Market.

	2011(1)		2010(1)
	High	Low	High	Low
First Quarter	$9.04	$7.76	$7.90	$4.83
Second Quarter	$8.24	$6.90	$8.10	$5.83
Third Quarter	$8.09	$5.74	$7.21	$5.52
Fourth Quarter	$6.67	$5.24	$7.75	$5.58

(1)	Prices have been retroactively adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012.

As of March 23, 2012, there were approximately 295 record holders of the Company’s common stock.

The Company paid 5% stock dividends on February 2, 2012, February 2, 2011, and February 3, 2010.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2011, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2011	October 31, 2011	105	$6.90	105	178,628
November 1, 2011	November 30, 2011	-	-	-	178,628
December 1, 2011	December 31, 2011	-	-	-	178,628
	Total	105	$6.90	105	178,628

(1)
The Company’s common stock repurchase program covers a maximum of 215,070 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its new cost or fair value less estimated selling costs.  Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.  Appraisals are critical in determining the fair value of the other real estate owned amount.  Assumptions for appraisals are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property.  The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable.

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

Acquisition of Three Branches in 2011

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey banking offices from another financial institution for a purchase price of $9.85 million (the “March 2011 Acquisition”).  The March 2011 Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the SEC on January 3, 2011.

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

Results of Operations

The Company reported net income for the year ended December 31, 2011 of $3,931,443, an increase of 18.9% from the $3,307,791 reported for the year ended December 31, 2010.  The increase was due primarily to an increase in net interest income, partially offset by increases in non-interest expenses and income taxes during the year ended December 31, 2011 compared to the prior year.  Net income available to common shareholders increased by 72.0% to $3,931,443 for the year ended December 31, 2011 from $2,286,053 for the year ended December 31, 2010, primarily due to the redemption of the preferred stock in 2010, as the 2011 amount did not include dividends and discount accretion on preferred stock while the 2010 amount did include such dividends and discount accretion.

Diluted net income per common share was $0.77 for the year ended December 31, 2011 compared to $0.45 reported for the year ended December 31, 2010.  Basic net income per common share for the year ended December 31, 2011 was $0.78 as compared to $0.46 reported for the year ended December 31, 2010.   As a result of the redemption of the preferred stock in 2010, no preferred stock dividends or discount accretion was recorded in 2011.  The recording of preferred stock dividends and discount accretion during the year ended December 31, 2010 served to reduce diluted earnings per share by $0.21.  All share information has been restated for the effect of a 5% stock dividend declared on December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.54% and 7.60%, respectively, for the year ended December 31, 2011, compared to 0.50% and 5.78%, respectively, for the year ended December 31, 2010 and 0.41% and 4.52%, respectively, for the year ended December 31, 2009.  Key performance ratios improved for the 2011 fiscal year as compared to the prior year due to the higher net income for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the year ended December 31, 2011 was 3.55% as compared to the 3.27% net interest margin recorded for the year ended December 31, 2010, an increase of 28 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 83.63% of the Company’s net revenues for the year ended December 31, 2011.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2011, 2010 and 2009.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2011			2010			2009

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Assets:
Federal Funds Sold/Short-Term Investments	$49,462,259	$126,729	0.26%	$18,009,601	$45,023	0.25%	$39,676,869	$116,070	0.29%
Investment Securities:
Taxable	200,218,556	5,422,190	2.71%	197,134,646	4,782,984	2.43%	136,588,291	5,143,123	3.77%
Tax-exempt (4)	45,377,934	2,208,221	4.87%	11,961,266	670,657	5.61%	12,483,060	720,245	5.77%

Total	245,596,490	7,630,411	3.11%	209,095,912	5,453,641	2.61%	149,071,351	5,863,368	3.93%

Loan Portfolio (1):
Construction	60,260,579	3,865,334	6.41%	71,590,569	4,373,609	6.11%	89,202,415	5,758,693	6.46%
Residential Real Estate	11,323,077	705,087	6.23%	10,866,758	635,681	5.85%	10,834,490	675,464	6.23%
Home Equity	12,194,011	698,822	5.73%	13,500,060	786,419	5.83%	14,722,638	869,531	5.91%
Commercial and Commercial Real Estate	134,446,807	10,153,005	7.55%	139,672,655	10,456,470	7.49%	140,449,945	10,597,377	7.55%
Mortgage Warehouse Lines	131,955,449	6,459,208	4.89%	139,430,511	6,707,820	4.81%	114,749,562	5,408,105	4.71%
Installment	452,504	31,342	6.93%	523,354	39,409	7.53%	770,169	60,572	7.86%
All Other Loans	24,052,479	903,288	3.76%	30,644,358	1020,458	3.33%	32,843,891	1,020,529	3.11%
Total	374,684,906	22,816,086	6.09%	406,228,265	24,019,866	5.91%	403,573,110	24,390,271	6.04%

Total Interest-Earning Assets	669,743,655	30,573,226	4.56%	633,333,778	29,518,530	4.66%	592,321,330	30,369,709	5.13%

Allowance for Loan Losses	(5,959,591)			(5,249,095)			(4,155,438)
Cash and Due From Banks	13,136,295			9,468,512			18,414,336
Other Assets	44,527,891			29,680,680			21,030,355
Total Assets	$721,448,250			$667,233,875			$627,621,583

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$172,790,166	$1,703,342	0.99%	$121,849,620	$1,705,233	1.40%	$105,526,965	$1,987,269	1.88%
Savings Accounts	179,903,197	1,387,585	0.77%	177,605,496	1,896,323	1.07%	154,261,417	2,907,443	1.88%
Certificates of Deposit under $100,000	73,470,718	1,260,946	1.72%	87,523,084	1,525,160	1.74%	84,121,374	2,454,236	2.92%
Certificates of Deposit of $100,000 and Over	79,898,632	1,308,249	1.64%	73,573,668	1,521,153	2.07%	93,913,185	2,480,084	2.64%
Other Borrowed Funds	18,400,493	444,185	2.41%	35,883,534	1,100,354	3.07%	29,526,575	1,353,489	4.58%
Trust Preferred Securities	18,557,000	683,057	3.68%	18,557,000	1,071,275	5.69%	18,557,000	1,072,827	5.78%

Total Interest-Bearing Liabilities	543,020,206	6,787,364	1.25%	514,992,402	8,819,498	1.71%	485,906,516	12,255,348	2.52%

Net Interest Spread (2)			3.31%			2.95%			2.61%

Demand Deposits	117,876,295			87,482,143			78,588,727
Other Liabilities	8,800,907			7,497,664			6,480,126
Total Liabilities	669,697,408			609,972,209			570,975,369
Shareholders' Equity	51,750,842			57,261,666			56,635,214
Total Liabilities and Shareholders' Equity	$721,448,250			$667,233,875			$627,610,583

Net Interest Margin (3)		$23,785,862	3.55%		$20,699,032	3.27%		$18,114,361	3.06%

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

The Company’s net interest income increased on a tax equivalent basis by $3,086,830, or 14.9%, to $23,785,862 for the year ended December 31, 2011, from the $20,699,032 reported for the year ended December 31, 2010.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2011 was a decrease in the interest expense of $2,032,134, resulting from decreased rates on the interest-bearing liability components, and an increase in interest income from investment securities.

The Company’s net interest income increased on a tax-equivalent basis by $2,584,671, or 14.3%, to $20,699,032 for the year ended December 31, 2010, from the $18,114,361 reported for the year ended December 31, 2009.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2010 was a decrease in the interest expense of $3,435,850, resulting from decreased rates on the interest bearing liability components.  This was partially offset by a decrease in interest income resulting from decreases in the rates of the earning assets components.

Rate/Volume Table	Amount of Increase (Decrease)
	2011 versus 2010			2010 versus 2009
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$(707,655)	$199,380	$(508,275)	$(1,105,300)	$(279,783)	$(1,385,084)
Residential Real Estate	27,403	42,003	69,406	1,699	(41,482)	(39,783)
Home Equity	(75,120)	(12,477)	(87,597)	(71,794)	(11,318)	(83,112)
Commercial and Commercial Real Estate	(389,342)	85,877	(303,465)	(57,661)	(83,245)	(140,906)
Mortgage Warehouse Lines	(359,853)	111,241	(248,612)	1,173,719	125,997	1,299,715
Installment	(5,131)	(2,936)	(8,067)	(19,011)	(2,153)	(21,163)
All Other Loans	(234,225)	117,055	(117,170)	(70,366)	70,296	(71)
Total Loans	(1,743,923)	540,143	(1,203,780)	(148,715)	(221,689)	370,404
Investment Securities :
Taxable	81,084	558,122	639,206	1,876,372	(2,236,510)	(360,139)
Tax-exempt	1,750,376	(212,812)	1,537,564	(29,863)	(19,727)	(49,589)
Total Investment Securities	1,831,460	345,310	2,176,770	1,846,509	(2,256,237)	(409,728)
Federal Funds Sold / Short-Term Investments	433,110	(351,404)	81,706	176,019	(247,066)	(71,047)
Total Interest Income	520,647	534,049	1,054,696	1,873,813	(2,724,992)	(851,179)

Interest Expense :
Money Market and NOW Accounts	605,430	(607,321)	$(1,891)	265,680	(547,715)	$(282,036)
Savings Accounts	24,332	(533,070)	(508,738)	338,634	(1,349,753)	(1,011,120)
Certificates of Deposit under $100,000	(248,115)	(16,099)	(264,214)	81,443	(1,010,519)	(929,076)
Certificates of Deposit of $100,000 and Over	117,195	(330,099)	(212,904)	(480,295)	(478,636)	(958,931)
Other Borrowed Funds	(478,034)	(178,135)	(656,169)	241,933	(495,067)	(253,135)
Trust Preferred Securities	0	(388,218)	(388,218)	0	(1,552)	(1,552)
Total Interest Expense	20,808	(2,052,942)	(2,032,134)	447,394	(3,883,244)	(3,435,850)

Net Interest Income	$499,839	$2,586,991	$3,086,830	$1,426,419	$1,158,252	$2,584,671

Average interest earning assets increased by $36,409,877, or 5.7%, to $669,743,655 for the year ended December 31, 2011 from $633,333,778 for the year ended December 31, 2010.   The average total loan portfolio decreased by $31,543,359, or 7.8%, to $374,684,906 for the year ended December 31, 2011 from $406,228,265 for the year ended December 31, 2010.  Due to a marginal increase in the level of market interest rates during 2011, loan yields averaged 6.09% for the year ended December 31, 2011, 18 basis points higher than for the year ended December 31, 2010.  The average investment securities portfolio increased 17.5%, while the yield on that portfolio increased 50 basis points for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Overall, the yield on interest earning assets decreased 10 basis points to 4.56% in the year ended December 31, 2011 from 4.66% in the year ended December 31, 2010.

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

Interest expense decreased by $2,032,134, or 23.0%, to $6,787,364 for the year ended December 31, 2011, from $8,819,498 for the year ended December 31, 2010.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts, increased on average by $50,940,546 in 2011, or 41.8%, as compared to 2010, contributing to the funding of investment portfolio growth.  The cost on these deposits decreased 41 basis points in 2011 as compared to 2010.  Average interest bearing liabilities rose 5.4% in 2011 from 2010.  The cost of total interest-bearing liabilities decreased 46 basis points to 1.25% in 2011 from 1.71% in 2010.

Interest expense decreased by $3,435,850, or 28%, to $8,819,498 for the year ended December 31, 2010, from $12,255,348 for the year ended December 31, 2009.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Savings accounts, helped by higher FDIC deposit insurance limits, increased on average by $23,344,079 in 2010, or 15.1%, as compared to 2009, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 81 basis points in 2010 as compared to 2009.  Average interest bearing liabilities rose 6.0% in 2010 from 2009.  The cost of total interest-bearing liabilities decreased 81 basis points to 1.71% in 2010 from 2.52% in 2009.

Average non-interest bearing demand deposits increased by $30,394,152, or 34.7%, to $117,876,295 for the year ended December 31, 2011 from $87,482,143 for the year ended December 31, 2010.   The primary reason for this increase in 2011 was the requirement for customers of the Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Using this evaluation process, the Company’s provision for loan losses was $2,558,328 for the year ended December 31, 2011 and $2,325,000 for the year ended December 31, 2010. The increased provision for 2011 was the result of the $63,444,432, or 15.4%, increase in the loan portfolio and the need to replenish the allowance as a result of the $2,786,590 in the net loan charge-offs during 2011.

Non-Interest Income

Non-interest income increased by $278,819, or 6.6%, to $4,516,250 for the year ended December 31, 2011 from $4,237,431 for the year ended December 31, 2010. A significant portion of the increase in total non-interest income and its major components when compared with non-interest income for the prior year was attributable to the March 2011 Acquisition.

Service charges on deposit accounts increased by $160,255 to $891,499 for the year ended December 31, 2011 compared to $731,244 for the year ended December 31, 2010.  This component of non-interest income represented 19.7% and 17.3% of the total non-interest income for the years ended December 31, 2011 and 2010, respectively.  The increase was primarily due to the increase in the number of deposit accounts subject to service charges that resulted from the March 2011 Acquisition.

Gains on sales of loans held for sale increased by $140,251, or 8.6%, to $1,776,154 for the year ended December 31, 2011 from $1,635,903 for the year ended December 31, 2010.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market. During the second quarter of 2011, the Bank revised its pricing on mortgage loan sales and now requires a 160 basis point return on sale transactions compared to the 110 basis point return requirement that existed in the year ended December 31, 2010.

There were no sale of securities for the years ended December 31, 2011 and 2010.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $404,338 for the year ended December 31, 2011 compared to $405,588 for the year ended December 31, 2010.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  A decline in demand for these services contributed to the marginal decrease in the other income component of non-interest income to $1,444,259 for the year ended December 31, 2011 as compared to $1,464,696 for the year ended December 31, 2010.

Non-Interest Expenses

Non-interest expenses increased by $1,985,907, or 11.1%, to $19,805,030 for the year ended December 31, 2011 from $17,819,123 for the year ended December 31, 2010.  The following table presents the major components of non-interest expenses for the years ended December 31, 2011 and 2010.

Non-interest Expenses
	2011	2010
Salaries and employee benefits	$11,219,439	$10,087,569
Occupancy expense	2,391,281	1,903,702
Equipment expense	737,043	657,905
Telephone	365,218	320,076
Marketing	183,467	140,975
Data processing services	1,171,136	1,121,519
Regulatory, professional and consulting fees	931,339	1,087,314
Office expense	730,362	657,430
FDIC deposit insurance	646,365	816,125
Directors’ fees	93,910	104,375
Other real estate owned expenses	732,693	336,307
Amortization of intangible assets	210,154	36,712
Other expenses	392,623	549,114
Total	$19,805,030	$17,819,123

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1,131,870, or 11.2%, to $11,219,439 for the year ended December 31, 2011 compared to $10,087,569 for the year ended December 31, 2010.  The increase in salaries and employee benefits for the year ended December 31, 2011 was a result of an increase in the number of employees, regular merit increases and increased health care costs.  Staffing levels overall increased to 148 full-time equivalent employees as of December 31, 2011 compared to 135 full-time equivalent employees at December 31, 2010.  The primary cause of the increased employee count is the additional branch employees required as a result of the March 2011 Acquisition.

Occupancy expenses increased by $487,579, or 25.6%, to $2,391,281 for the year ended December 31, 2011 compared to $1,903,702 for the year ended December 31, 2010. In addition to the operating costs of the three new branches acquired in the March 2011 Acquisition, the increase in occupancy expenses was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.  In addition, the Bank’s Lawrenceville, New Jersey branch office opened in May 2010 and twelve months of operating expenses for the branch office were included in 2011 whereas 2010 included only seven months of expenses.

The cost of data processing services increased by $49,617, or 4.4%, to $1,171,136 for the year ended December 31, 2011 from $1,121,519 for the year ended December 31, 2010, as additional expenses were incurred to convert and maintain the three new branch offices acquired in the March 2011 Acquisition to the Bank’s data systems.

Equipment expense increased by $79,138, or 12.0%, to $737,043 for the year ended December 31, 2011 compared to $657,905 for the year ended December 31, 2010 primarily due to increased costs associated with the number of maintenance contracts on equipment in the three newly acquired branch offices as compared with the prior period.

Office expenses increased by $72,932, or 11.1%, to $730,362 for the year ended December 31, 2011 compared to $657,430 for the year ended December 31, 2010.  The increase in office expenses was primarily attributable to the March 2011 Acquisition.

Regulatory, professional and other fees decreased by $155,975, or 14.3%, to $931,339 for the year ended December 31, 2011.  For the prior year, the Company incurred a higher level of legal fees in connection with the recovery of non-performing asset balances.  The Bank also incurred additional professional fees in connection with examinations performed in 2010 by independent consultants to access the effectiveness of the Bank’s systems of internal controls.

FDIC insurance expense decreased to $646,365 for the year ended December 31, 2011 compared to $816,125 for the year ended December 31, 2010 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses increased by $396,386 to $732,693 for the year ended December 31, 2011 compared to $336,307 for the year ended December 31, 2010 as the Company recorded $147,178 in loss provisions during 2011 and incurred maintenance and other holding costs on more properties held as other real estate owned during 2011 as compared to 2010.

Amortization of intangible assets expense increased to $210,153 for the year ended December 31, 2011 compared to $36,712 for the year ended December 31, 2010 as the expense for 2011 included amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition.

All other expenses decreased by $79,322 to $1,035,218 for the year ended December 31, 2011 compared to $1,114,540 for the year ended December 31, 2010.  Current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses were comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 71.8% for the year ended December 31, 2011 compared to 72.1% for the year ended December 31, 2010.

Income Taxes

Pre-tax income increased to $5,222,574 for the year ended December 31, 2011 compared to $4,574,829 for the year ended December 31, 2010.

 The Company had income tax expense of $1,291,131 for the year ended December 31, 2011 compared to income tax expense of $1,267,038 for year ended December 31, 2010.  The increase in the income tax expense for the year ended December 31, 2011 compared with the year ended December 31, 2010 was primarily due to the $647,745 increase in pre-tax income for 2011 compared to 2010.  The Company’s effective tax rate decreased to 24.7% in 2011 from 27.7% in 2010 due to increased levels of income from tax-exempt securities.

Financial Condition

Cash and Cash Equivalents

At December 31, 2011 cash and cash equivalents totaled $15,195,259 compared to $17,710,501 at December 31, 2010.  Cash and cash equivalents at December 31, 2011 consisted of cash and due from banks of $15,183,853 and federal funds sold/short-term investments of $11,406.  The corresponding balances at December 31, 2010 were $17,699,103 and $11,398, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Investment Securities

The investment securities portfolio amounted to $236,158,197, or 29.8% of total assets, at December 31, 2011 compared to $167,360,888, or 26.0% of total assets, at December 31, 2010.  Proceeds from maturities and prepayments for the year ended December 31, 2011 totaled $98,035,397 while security purchases totaled $167,277,411 during this period.  On an average balance basis, the investment securities portfolio represented 36.7% and 33.0%, respectively, of average interest-earning assets for each of the years ended December 31, 2011 and 2010.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 3.11% for the year ended December 31, 2011, an increase of 50 basis points from 2.61% earned for the year ended December 31, 2010.

 Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2011, available-for-sale securities amounted to $93,683,774, an increase from $85,470,993 at December 31, 2010.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations- GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations- non GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities - GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities	2,463,296	0	(712,055)	1,751,241
Corporate debt securities	1,443,762	0	(7,818)	1,435,944
Restricted stock	4,412,600	0	0	4,412,600
Mutual fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential collateralized mortgage obligations-non-GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities - pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$34,299,374	$60,189	$0	$34,359,563
Residential collateralized mortgage obligations - GSE	18,653,850	483,908	0	19,137,758
Residential collateralized mortgage obligations – non- GSE	5,677,577	113,496	(29,751)	5,761,322
Residential mortgage backed securities – GSE	16,963,589	1,206,146	0	18,169,735
Obligations of State and
Political subdivisions	3,110,145	23,768	(112,485)	3,021,428
Trust preferred debt securities	2,460,380	0	(602,877)	1,857,503
Corporate debt securities	1,495,438	4,973	(1,827)	1,498,584
Restricted stock	1,640,100	0	0	1,640,100
Mutual fund	25,000	0	0	25,000

	$84,325,453	$1,892,480	$(746,940)	$85,470,993

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$23,170,741	$0	$23,170,741	$93,600	$(50,721)	$23,213,620
Residential collateralized mortgage obligations – GSE	2,520,690	0	2,520,690	84,253	0	2,604,943
Residential mortgage backed securities – GSE	9,344,517	0	9,344,517	131,443	(41,711)	9,434,249
Obligations of State and
Political subdivisions	19,467,404	0	19,467,404	245,290	(352,534)	19,360,160
Trust preferred debt securities - pooled	642,478	(500,944)	141,534	0	(137,361)	4,173
Corporate debt securities	27,245,009	0	27,245,009	67,696	(217,846)	27,094,859

	$82,390,839	$(500,944)	$81,889,895	$622,282	$(800,173)	$81,470,993
Proceeds from maturities and prepayments of securities available for sale amounted to $62,413,278 for the year ended December 31, 2011 and $158,903,787 for the year ended December 31, 2010.  At December 31, 2011, the portfolio had net unrealized gains of $2,318,299 compared to net unrealized gains of $1,145,540 at December 31, 2010.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income.

 Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2011, securities held to maturity were $142,474,423, an increase of $60,584,528 from $81,889,895 at December 31, 2010.  The fair value of the held-to-maturity portfolio at December 31, 2011 was $147,621,280.

 The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less	$5,453,147	$5,445,795	4.22%
Due after one year through five years	13,962,795	14,061,773	1.46%
Due after five years through ten years	11,964,053	12,372,620	3.64%
Due after ten years	59,985,480	61,803,586	3.62%

Total	$91,365,475	$93,683,774	3.33%

Held to maturity-
Due in one year or less	$10,833,313	$10,793,913	1.52%
Due after one year through five years	28,753,581	28,822,708	1.96%
Due after five years through ten years	31,578,816	33,187,158	4.10%
Due after ten years	71,808,957	74,817,501	3.91%

Total	$142,975,367	$147,621,280	3.37%
* computed on a tax equivalent basis.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.  No other-than-temporary impairment losses were recorded during 2011 and 2010.  See Note 3 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2011 amounted to $19,234,111 compared to $21,219,230 at December 31, 2010.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $139,478,341 for 2011 compared with $153,818,323 for 2010.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $374,684,906 for the year ended December 31, 2011, a decrease of $31,543,359, or 7.8%, compared to an average of $406,228,265 for the year ended December 31, 2010.  At December 31, 2011, total loans amounted to $475,431,772 compared to $411,987,339 at December 31, 2010, an increase of $63,444,433. The average yield earned on the loan portfolio was 6.09% for the year ended December 31, 2011 compared to 5.91% for the year ended December 31, 2010, an increase of 18 basis points.  This increase was primarily due to the marginal increase in the interest rate environment that occurred in mid-2011.

The following table represents the components of the loan portfolio for the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$49,285,783	10%	$67,890,703	16%	$79,805,278	21%	$94,163,997	25%	$132,735,920	45%
Residential real estate loans	12,885,352	3%	10,435,038	3%	10,253,895	3%	11,078,402	3%	10,088,515	3%
Commercial business	50,784,674	11%	54,733,172	13%	57,925,392	15%	57,528,879	15%	57,232,295	19%
Commercial real estate	99,636,976	21%	95,277,814	23%	96,306,097	25%	90,904,418	24%	77,896,347	26%
Mortgage warehouse lines	249,345,831	52%	169,575,899	41%	119,382,078	32%	106,000,231	28%	-	0%
Loans to individuals	12,219,640	3%	13,349,036	3%	15,554,027	4%	16,797,194	5%	16,324,817	6%
Deferred loan costs	1,017,959	0%	543,753	0%	489,809	0%	647,673	0%	302,818	0%
All other loans	255,556	0%	181,924	0%	229,159	0%	227,622	0%	180,006	0%

Total	$475,431,771	100%	$411,987,339	100%	$379,945,735	100%	$377,348,416	100%	$294,760,718	100%

Commercial and commercial real estate loans averaged $134,446,807 for the year ended December 31, 2011, a decrease of $5,225,848, or 3.7%, compared to $139,672,655 for the year ended December 31, 2010.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio increased 6 basis points to 7.55% for 2011 from 7.49% for 2010.

Construction loans averaged $60,260,579 for the year ended December 31, 2011, a decrease of $11,329,990, or 15.8%, compared to $71,590,569 for the year ended December 31, 2010.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio increased 30 basis points to 6.41% for 2011 from 6.11% for 2010.

           During 2008, the Bank’s Mortgage Warehouse Unit introduced a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $249,345,831 at December 31, 2011 and $169,575,899 at December 31, 2010.  During 2010 and 2011, Warehouse Lines of Credit averaged $131,955,449 and $139,430,511, respectively, and yielded 4.89% and 4.81%, respectively.  During 2011, the number of active mortgage banking customers increased from 41 to 44 plus the average usage across all active lines increased due to purchase and refinance activity attributed to historically low mortgage interest rates in all of 2011.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2011.

As of December 31, 2011:	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & Commercial Real Estate	$28,465,113	$34,305,928	$87,650,609	$150,421,650
Construction Loans	42,832,980	6,452,803	-	49,285,783
Total	$71,298,093	$40,758,731	$87,650,609	$199,707,433

Fixed rate loans	$6,013,454	$19,909,943	$12,933,946	$38,857,343
Floating rate loans	65,284,639	20,848,788	74,716,663	160,850,090
Total	$71,298,093	$40,758,731	$87,650,609	$199,707,433

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

Non-performing loans decreased by $5,817,697 to $2,991,470 at December 31, 2011, from $8,809,167 at December 31, 2010 as the disruptions in the financial system and the real estate market during the past few years required the Bank to charge-off  $2,799,482 of loans during 2011 compared to charge-offs of  $1,081,555 during 2010.  The Bank recorded recoveries on previously charged-off loans of $12,892 and $13,880 during 2011 and 2010, respectively.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after December 31, 2011.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

As the table demonstrates, non-performing loans to total loans decreased to 0.63% at December 31, 2011 from 2.14% at December 31, 2010.  Loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets increased by $1,740,686 to $15,400,671 at December 31, 2011 from $13,659,985 at December 31, 2010.  Other real estate owned increased by $7,558,383 to $12,409,201 at December 31, 2011 from $4,850,818 at December 31, 2010.  During 2011, the Bank was able to successfully dispose of properties with an aggregate carrying value of $2,982,939 for a net loss of $48,459 and the Bank was able to secure the title for other properties totaling $9,954,598 at December 31, 2011 which will help to facilitate their disposal by sale process.

Non-performing assets represented 1.95% of total assets at December 31, 2011 and 2.12% at December 31, 2010.

Non-Performing Assets and Loans			December 31,
	2011	2010	2009	2008	2007
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0	$145,898	$0	$0
Non-accrual loans	2,991,470	8,809,167	4,161,628	3,351,777	2,036,858
Total non-performing loans	2,991,470	8,809,167	4,307,526	3,351,777	2,036,858
Other real estate owned:	12,409,201	4,850,818	1,362,621	4,296,536	2,960,727
Total non-performing assets	$15,400,671	$13,659,985	$5,670,147	$7,648,313	$4,997,585

Non-performing loans to total loans	0.63%	2.14%	1.13%	0.89%	0.67%
Non-performing loans to total loans excluding warehouse lines	1.32%	3.63%	1.65%	1.24%	0.67%

Non-performing assets to total assets	1.95%	2.12%	0.84%	1.40%	1.16%
Non-performing assets to total assets excluding mortgage warehouse lines	2.84%	2.88%	1.02%	1.74%	1.16%

At December 31, 2011, the Bank had eight loans totaling $1,692,000 which were troubled debt restructurings.  Four of these loans totaling $918,000 are included in the above table as non-accrual loans; the remaining four loans totaling $774,000 are considered performing.  The Bank did not have any loans classified as troubled debt restructurings at the earlier dates included in the table.

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

All, or part, of the principal balance of commercial and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2011	2010	2009	2008	2007
Balance, beginning of year	$5,762,712	$4,505,387	$3,684,764	$3,348,080	$3,228,360

Provision charged to operating expenses	2,558,328	2,325,000	2,553,000	640,000	130,000

Loans charged off:
Construction loans	(2,361,783)	(450,000)	(1,226,754)	(53,946	-
Residential real estate loans	-	-	-	(31,865	-
Commercial and commercial real estate loans	(437,699)	(609,468)	(511,791)	(220,565)	(88,891)
Loans to individuals		(22,087)	(1,973)	-	(1,614)
Lease financing	-	-	-	-	(478)
All other loans	-	-	-	-	-
	(2,799,482)	(1,081,555)	(1,740,518)	(306,376)	(90,983)
Recoveries:
Construction loans	8,951	-	-	-	75,000
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	3,941	13,880	2,575	3,060	-
Loans to individuals	-	-	5,566	-	5,703
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	12,892	13,880	8,141	3,060	80,703
Net (charge offs) / recoveries	(2,786,590)	(1,067,675)	(1,732,377)	(303,316)	(10,280)

Balance, end of period	$5,534,450	$5,762,712	$4,505,387	$3,684,764	$3,348,080

Loans:
At year end	$475,431,771	$411,987,339	$379,945,735	$377,348,416	$294,760,718
Average during the year	362,289,390	387,575,677	384,314,052	340,666,744	281,176,955
Net charge offs to average loans outstanding	(0.77%)	(0.28%)	(0.45%)	(0.09%)	(0.00%)
Allowance for loan losses to:
Total loans at year end	1.16%	1.40%	1.19%	0.98%	1.14%
Total loans at year end excluding Mortgage warehouse lines	1.95%	2.06%	1.52%	1.18%	1.14%
Non-performing loans	185.01%	65.42%	104.59%	109.93%	164.37%

            The Company’s provision for loan losses was $2,558,328 for the year ended December 31, 2011 and $2,325,000 for the year ended December 31, 2010.  While the risk profile of the loan portfolio was reduced by a change in its composition via a $18,604,920 reduction in higher risk construction loans, net loan charge-offs increased by $1,718,915 and the total loan portfolio grew by $63,444,432 from December 31, 2010 to December 31, 2011.  This increase in both the loan portfolio and net loan charge-offs as well as the adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.

At December 31, 2011, the allowance for loan losses was $5,534,450 compared to $5,762,712 at December 31, 2010, a decrease of $228,262, or 4.0%.  The ratio of the allowance for loan losses to total loans at December 31, 2011 and 2010 was 1.16% and 1.40%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 185.01% at December 31, 2011 compared to 65.42% at December 31, 2010. Management believes that the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$2,532,344	32%	$2,695,859	36%	$1,486,659	41%	$1,477,550	39%	$1,671,059	46%
Construction loans	1,054,695	10%	1,744,068	16%	1,739,332	21%	1,478,520	25%	1,308,651	45%
Mortgage warehouse lines	1,122,056	52%	763,092	41%	537,219	31%	477,001	28%	-	0%
Residential real estate loans	91,076	3%	67,828	3%	72,718	3%	71,087	3%	104,326	3%
Loans to individuals	189,729	3%	194,367	3%	145,542	4%	149,386	5%	154,437	6%
Unallocated	544,550		297,498		523,917		31,220		109,607

	$5,534,450	100%	$5,762,712	100%	$4,505,387	100%	$3,684,764	100%	$3,348,080	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits in the year ended December 31, 2011 averaged $623,939,008, an increase of $75,904,997, or 13.9%, compared to $548,034,011 in the year ended December 31, 2010.  At December 31, 2011, total deposits were $623,862,485, an increase of $80,127,336, or 14.7%, from $543,735,149 at December 31, 2010.  The Bank’s non-interest bearing demand deposits increased by $13,447,420, or 14.6%, at December 31, 2011 compared to December 31, 2010. The average rate paid on the Bank’s interest-bearing deposit balances for 2011 was 1.12%, a decrease from the 1.44% average rate for 2010.  Average interest bearing deposits increased by $45,510,845, or 9.9%, to $506,062,713 for 2011 from $460,551,868 for 2010.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2011 were $140,205,284, a decrease of $16,259,133, or 10.4%, from $156,454,417 at December 31, 2010.  The retail certificates of deposit component of time deposits decreased by $14,052,366, or 16.1%, to an average of $73,470,718 for 2011 from an average of $87,523,084 for 2010.  The average cost of these deposits remained stable at 1.76% for 2011 and 1.74% for 2010.  Certificates of deposit of $100,000 or more increased by $6,324,964 to an average of $79,898,632 for 2011 from an average of $73,573,668 for 2010.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds. For information concerning time deposits of $100,000 or more by time remaining until maturity, see Note 10 of the Notes to Consolidated Financial Statements.

Average non-interest bearing demand deposits increased by $30,394,152, or 34.7%, to $117,876,295 for the year ended December 31, 2011 from $87,482,143 for the year ended December 31, 2010.  At December 31, 2011, non-interest bearing demand deposits totaled $105,470,543, an increase of 14.6% compared to $92,023,123 at December 31, 2010.  Non-interest bearing demand deposits made up 16.9% of total deposits at December 31, 2011 and 2010, respectively, and represent a stable, interest-free source of funds.

Savings accounts increased by $10,810,343, or 6.5%, to $176,148,907 at December 31, 2011 from $165,388,564 at December 31, 2010.  The average balance of savings accounts for 2011 increased by $2,297,701 to $179,903,197 compared to an average balance of $177,605,496 for 2010.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice account, increased by $50,940,546, or 41.8%, to an average of $172,790,166 for 2011 from an average of $121,849,620 in 2010.  The average cost of interest bearing demand deposits decreased 41 basis points to 0.99% for 2011 compared to 1.40% for 2010.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2011		2010		2009
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand deposits	$117,876,295	19%	$87,482,143	16%	$78,588,727	15%
Interest bearing demand deposits	172,790,166	28%	121,849,620	22%	105,526,965	21%
Savings deposits	179,903,197	29%	177,605,496	32%	154,261,417	30%
Certificates of deposit of $100,000 or more	79,898,632	13%	73,573,668	13%	93,913,185	18%
Other certificates of deposit	73,470,718	12%	87,523,084	17%	84,121,374	16%
Total	$623,939,008	100%	$548,034,011	100%	$516,411,668	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds decreased by $17,483,041, or 48.7%, to $18,400,493 for the year ended December 31, 2011 from the average balance of $35,883,534 for the year ended December 31, 2010.  The average cost of other borrowed funds decreased 66 basis points to 2.41% for 2011 compared to 3.07% for 2010.

The balance of borrowings was $88,300,000 at December 31, 2011, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $78,300,000.  The balance of borrowings at December 31, 2010 was $25,900,000 consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $15,900,000.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $5,318,619, or 10.7%, to $54,999,775 at December 31, 2011 from $49,681,156 at December 31, 2010.  Tangible book value per common share was $9.73 at December 31, 2011 and December 31, 2010.  The ratio of average shareholders’ equity to total average assets was 7.17%, 8.58% and 9.02% for 2011, 2010, and 2009, respectively.  The increase in shareholders’ equity from December 31, 2010 to December 31, 2011 was primarily the result of net income of $3,931,443 for 2011 supplemented by the unrealized gains, net of tax, on securities available for sale and the interest rate swap contract of $774,021 and $211,562, respectively.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of subsequent stock dividends, the shares of common stock underlying the two warrants issued as replacements to the original warrant have been adjusted to 243,371 shares and the exercise price was adjusted to $7.396 per share.

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

The warrant issued to the Treasury provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  In addition, the Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.  On November 23, 2011, the Treasury held an auction and sold the warrant in a private placement to an unrelated third party purchaser.  At the time of the sale, the number of shares of the Company’s common stock underlying the warrant had been adjusted to 231,782 shares and the exercise price had been adjusted to $7.766 per share as a result of stock dividends.  In connection with the sale, the Company issued two new warrants (a warrant to purchase 197,529 shares at an exercise price of $7.766 per share and a warrant to purchase 34,253 shares at an exercise price of $7.766 per share) to affiliates of the third party purchaser.  Certain terms and conditions of the original warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  In addition, the Company has no agreement with the holders of the warrants pursuant to which such holders will not exercise voting rights with respect to any shares of common stock issued upon exercise of their warrants.  These warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the original warrant issued to the Treasury.

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

In lieu of cash dividends, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2011 and 2010 and paid in 2012 and 2011, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2011.  Further discussion of these commitments is included in Note 17 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$3,119,020	$0	$0	$0	$3,119,020
Commitments to extend credit	$146,616,964	$0	$0	$0	$146,616,964
Commitments to sell residential loans	$19,234,111	$0	$0	$0	$19,234,111

Liquidity

At December 31, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $395,778,821, of its December 31, 2011 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2011, the balance of cash and cash equivalents was $15,195,259.

Net cash provided by operating activities totaled $9,610,506 for the year ended December 31, 2011 compared to net cash provided by operations of $8,271,329 for the year ended December 31, 2010.  The primary source of funds was net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $43,066,163 for the year ended December 31, 2011 compared to net cash provided by investing activities of $20,949,039 for the year ended December 31, 2010.  The increase in cash usage for 2011 compared to 2010 resulted from an increased volume of loan closings during 2011.

Net cash provided by financing activities totaled $30,940,415 for the year ended December 31, 2011 compared to net cash used in financing activities of $37,384,152 for the year ended December 31, 2010.  The cash provided by financing activities in 2011 came primarily from an increase in short term borrowings.  The cash used in 2010 resulted primarily from a decrease in demand, savings and time deposits combined with the repayment of the Company’s Preferred Stock Series B.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2011, prepayments and maturities of investment securities totaled $98,035,397.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2011.

Interest Rate Sensitivity Analysis at December 31, 2011
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$11,135				$11,135			$4,049	$15,184
Federal funds sold	11				11				11
Investment securities	17,083	15,022	10,768	20,282	63,155	111,302	61,701		236,158
Loans held for sale	19,234				19,234				19,234
Loans, net of allowance for loan losses	357,106	7,257	7,509	21,286	393,158	71,705	10,569	(5,535)	469,897
Other assets								51,243	51,243
	$404,569	$22,279	$18,277	$41,568	$486,693	$183,007	$72,270	$49,757	$791,727
Sources of Funds :
Demand deposits - noninterest bearing								$105,470	$105,470
Demand deposits - interest bearing	90,303				90,303	93,727	17,958		201,988
Savings deposits	104,655			32	104,687	37,676	33,836		176,199
Time deposits	9,195	23,715	25,832	30,832	89,574	50,631			140,205
Borrowings	78,300				78,300		10,000		88,300
Redeemable subordinated debentures		18,557			18,557				18,557
Non-interest-bearing sources								61,008	61,008
	$282,453	$42,272	$25,832	$30,864	$381,421	$182,034	$61,794	$166,478	$791,727

Asset (Liability) Sensitivity Gap :
Period Gap	$122,116	$(19,993)	$(7,555)	$10,704	$105,272	$973	$10,476	$(116,721)
Cumulative Gap	$122,116	$102,123	$94,568	$105,272	$105,272	$106,245	$116,721	-
Cumulative Gap to Total Assets	15.4%	12.9%	11.9%	13.3%	13.4%

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers”.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2011.  The information in the table has been adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	192,033	$9.61	123,974
Equity compensation plans not approved by security holders (2)	4,873	$12.40	-
Total	196,906	$9.66	123,974

(1)	Includes the Company’s 2000 Employee Stock Option and Restricted Stock Plan, 2005 Equity Incentive Plan and 2006 Directors Stock Plan.

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

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

 Item 13.  Certain Relationships and Related Transactions, and Director Independence.
This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance”.

 Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2011 and 2010.

Consolidated Statements of Income – For the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2011.

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

4.3
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

4.4		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

4.5		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

10.1		#
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

10.7	#
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

10.9	#
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

10.11	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.12	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.13	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

Exhibit No.		Description

10.14	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.15	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.16	#
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

10.19
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

10.21	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.22	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.23
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.24	#	Form of Waiver, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.25	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

Exhibit No.		Description

10.26	#
Letter Agreement with Robert F. Mangano dated November 5, 2009 and executed by Mr. Mangano on November 7, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on March 26, 2010)

10.27	#
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

10.29
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

101.INS	*	XBRL Instance DocumentX

101.SCH	*	XBRL Taxonomy Extension Schema DocumentX

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase DocumentX

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase DocumentX

101.LAB	*	XBRL Taxonomy Extension Label Linkbase DocumentX

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase DocumentX

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
X
These interactive data files are being furnished as part of this Annual Report, and in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(b)      Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c)      Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

1st CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
1st Constitution Bancorp
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 23, 2012

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS

CASH AND DUE FROM BANKS	$15,183,853	$17,699,103

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,406	11,398

Total cash and cash equivalents	15,195,259	17,710,501

INVESTMENT SECURITIES
Available for sale, at fair value	93,683,774	85,470,993
Held to maturity (fair value of $147,621,280 and $81,712,004 at December 31, 2011 and 2010, respectively)	142,474,423	81,889,895
Total securities	236,158,197	167,360,888

LOANS HELD FOR SALE	19,234,111	21,219,230

LOANS	475,431,771	411,987,339
Less- Allowance for loan losses	(5,534,450)	(5,762,712)

Net loans	469,897,321	406,224,627

PREMISES AND EQUIPMENT, net	10,439,304	6,148,626

ACCRUED INTEREST RECEIVABLE	2,996,848	2,405,741

BANK-OWNED LIFE INSURANCE	13,578,981	11,474,643

OTHER REAL ESTATE OWNED	12,409,201	4,850,818

OTHER ASSETS	11,817,693	7,000,155
Total assets	$791,726,915	$644,395,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$105,470,543	$92,023,123
Interest bearing	518,391,942	451,712,026
Total deposits	623,862,485	543,735,149

BORROWINGS	88,300,000	25,900,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,186,511	1,434,338
ACCRUED EXPENSES AND OTHER LIABILITIES	4,821,144	5,087,586
Total liabilities	736,727,140	594,714,073

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 5,096,054 and 4,811,294 shares issued and 5,094,503 and 4,802,459 shares outstanding as of December 31, 2011 and 2010, respectively	40,847,929	38,899,855
Retained earnings	13,070,606	10,741,779
Treasury Stock, at cost, 1,551 shares and 8,885 shares at December 31, 2011 and 2010, respectively	(10,222)	(58,652)
Accumulated other comprehensive income	1,091,462	98,174
Total shareholders’ equity	54,999,775	49,681,156
Total liabilities and shareholders’ equity	$791,726,915	$644,395,229

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2011 and 2010

	2011	2010
INTEREST INCOME:
Loans, including fees	$22,816,086	$24,019,866
Securities:
Taxable	5,422,190	4,782,984
Tax-exempt	1,492,041	453,146
Federal funds sold and
short-term investments	126,729	45,023
Total interest income	29,857,046	29,301,019

INTEREST EXPENSE:
Deposits	5,660,122	6,647,869
Borrowings	444,185	1,100,354
Redeemable subordinated debentures	683,057	1,071,275

Total interest expense	6,787,364	8,819,498

Net interest income	23,069,682	20,481,521

PROVISION FOR LOAN LOSSES	2,558,328	2,325,000
Net interest income after provision
for loan losses	20,511,354	18,156,521

NON-INTEREST INCOME:
Service charges on deposit accounts	891,499	731,244
Gain on sales of loans	1,776,154	1,635,903
Income on Bank-owned life insurance	404,338	405,588
Other income	1,444,259	1,464,696
Total other income	4,516,250	4,237,431

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,219,439	10,087,569
Occupancy expense	2,391,281	1,903,702
Data processing expenses	1,171,136	1,121,519
FDIC insurance expense	646,365	816,125
Other operating expenses	4,376,809	3,890,208
Total other expenses	19,805,030	17,819,123
Income before income taxes	5,222,574	4,574,829

INCOME TAXES	1,291,131	1,267,038
Net income	3,931,443	3,307,791
Dividends and accretion on preferred stock	0	1,021,738
Net income available to common shareholders	$3,931,443	$2,286,053

NET INCOME PER COMMON SHARE
Basic	$0.78	$0.46
Diluted	$0.77	$0.45
WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	5,049,797	5,015,649
Diluted	5,086,909	5,043,678

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

					Accumulated
					Other	Total
	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Stock	Earnings	Stock	Income/(loss)	Equity

BALANCE, January 1, 2010	$11,473,262	$36,774,621	$10,307,331	$(73,492)	$(1,080,669)	$57,401,053

Redemption of preferred stock	(12,000,000)					(12,000,000)

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		211,213		19,304		230,517

Share-based compensation		62,416				62,416

Treasury Stock purchased (556 shares)				(4,464)		(4,464)

5% stock dividend declared December 2010		1,851,605	(1,851,605)			0

Dividends on preferred stock			(495,000)			(495,000)

Accretion of discount on preferred stock	526,738		(526,738)			0

Comprehensive Income:
Net Income - 2010			3,307,791			3,307,791

Pension liability
net of tax of $182,584					273,105	273,105

Unrealized gain on securities available for sale
net of tax of $302,530					587,266	587,266

Unrealized gain on interest rate swap contract
net of tax benefit of $211,782					318,472	318,472

Comprehensive Income						4,486,634

BALANCE, December 31, 2010	0	38,899,855	10,741,779	(58,652)	98,174	49,681,156

Exercise of stock options, net and issuance of vested
shares under employee benefit programs		254,862		81,493		336,355

Treasury stock purchased (4,161 shares)				(33,063)		(33,063)

Share-based compensation		90,596				90,596

5% stock dividend declared December 2011		1,602,616	(1602,616)			0

Comprehensive Income:
Net Income - 2011			3,931,443			3,931,443

Pension liability
net of tax of $5,173					7,705	7,705

Unrealized gain on securities available for sale
net of tax of $398,738					774,021	774,021

Unrealized gain on interest rate swap contract
net of tax benefit of $141,990					211,562	211,562

Comprehensive Income						4,924,731

BALANCE, December 31, 2011	$0	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,931,443	$3,307,791
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	2,558,328	2,325,000
Provision for loss on other real estate owned	147,178	159,612
Depreciation and amortization	1,060,108	648,388
Net amortization of premiums on securities	1,617,464	1,090,932
(Gains) losses on sales of other real estate owned	48,459	(151,532)
Gains on sales of loans held for sale	(1,776,154)	(1,635,903)
Originations of loans held for sale	(139,478,341)	(153,818,323)
Proceeds from sales of loans held for sale	143,239,614	155,749,778
Income on bank-owned life insurance	(404,338)	(405,588)
Share-based compensation expense	426,730	270,416
Deferred tax benefit	(218,835)	(969,932)
(Increase) in accrued interest receivable	(588,093)	(131,654)
(Increase) decrease in other assets	(305,131)	1,975,607
(Decrease) in accrued interest payable	(340,942)	(322,813)
(Decrease) increase in accrued expense	(306,984)	179,550

Net cash provided by operating activities	9,610,506	8,271,329

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(69,849,189)	(40,266,910)
Held to maturity	(97,428,222)	(121,763,811)
Proceeds from maturities and repayments
of securities -
Available for sale	62,413,278	158,903,787
Held to maturity	35,622,119	63,292,740
Net increase in loans	(75,323,683)	(38,433,491)
Purchase of bank-owned life insurance	(1,700,000)	(750,000)
Capital expenditures	(540,632)	(1,861,211)
Additional investment in other real estate owned	(733,902)	(83,737)
Proceeds from sales of other real estate owned	2,934,480	1,911,672
Cash consideration received in connection with acquisition of branches	101,539,588	0

Net cash (used in) provided by investing activities	(43,066,163)	20,949,039

FINANCING ACTIVITIES:

Exercise of stock options and issuance of vested shares	336,355	230,517
Issuance (purchase) of treasury stock, net	(33,063)	(4,464)
Dividends paid on preferred stock	0	(570,000)
Net decrease in demand, savings and time deposits	(31,762,877)	(28,420,205)
Repayment of long-term borrowings	0	(12,500,000)
Net increase in short-term borrowings	62,400,000	15,900,000
Repayment of preferred stock	0	(12,000,000)

Net cash provided by (used in) financing activities	30,940,415	(37,364,152)

(Decrease) in cash and cash equivalents	(2,515,242)	(8,143,784)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	17,710,501	25,854,285

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$15,195,259	$17,710,501

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$7,128,306	$9,142,311
Income taxes	1,774,256	2,360,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	9,954,598	5,324,212

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey area.  The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates thirteen additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, and Princeton, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of Delaware, Inc., 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2011, 58.8% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 24.3% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 16.9% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2011.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.  Rate lock commitments and related derivative instruments were not deemed to be significant at December 31, 2011 and 2010 and therefore, not recorded on the balance sheet at December 31, 2011 and 2010.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $3,119,020 and $3,563,120 at December 31, 2011 and 2010, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2011.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2011 and 2010.

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

All, or part, of the principal balance of commercial and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or in part, is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes.  Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of buildings are forty years, furniture and fixtures and equipment are three to fifteen years, and leasehold improvements are three to ten years.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2011 and 2010.

Derivative Contracts

Derivative contracts, as required by ASC Topic 815, “Derivatives and Hedging,” are carried at fair value as either assets or liabilities in the statement of financial condition with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, net of related income tax effects.  Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2011 and 2010 and has not recognized any liabilities for tax uncertainties as of December 31, 2011 and 2010. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2011 and 2010. The tax years subject to examination by the taxing authorities are, for federal purposes, the years ended December 31, 2010, 2009, and 2008 and, for state purposes, the years ended December 31, 2010, 2009, 2008 and 2007.  During January 2012, the Company was notified by the Internal Revenue Service that its 2009 federal income tax return would be reviewed.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extend that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 9 – Goodwill and Other Intangibles for additional information.

Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 16 – Stock-Based Compensation for additional information.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.  Such reclassification had no impact on net income or total shareholders’ equity.

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Common Share

Basic net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock, by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income less dividends and discount accretion on preferred stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, common stock options and unvested restricted stock awards (as defined below), using the treasury stock method.  All share information has been restated for the effect of a 5% stock dividend declared on December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

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

	Year Ended December 31, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share
Net income	$3,931,443
Preferred stock dividends and accretion	0
Income available to common shareholders	3,931,443	5,049,797	$0.78

Effect of dilutive securities
Stock options and unvested stock awards	-	37,112	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$3,931,443	5,086,909	$0.77

	Year Ended December 31, 2010
	Income	Weighted- average shares	Per share Amount
Basic EPS
Net income available to common stockholders	$3,707,791
Preferred stock dividends and accretion	(1,021,738)
Income available to common shareholders	2,286,053	5,015,649	$0.46

Effect of dilutive securities
Stock options and unvested stock awards	-	28,029	(0.01)

Diluted EPS
Net income available to common shareholders plus assumed conversion	$2,286,053	5,043,678	$0.45

As disclosed in Note 20, the Company repurchased all outstanding preferred stock on October 27, 2010.  During the year ended December 31, 2010, preferred stock dividends and discount accretion served to decrease earnings per share by $0.20.  For the years ended December 31, 2011 and 2010, 67,547 and 83,370 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.  For the years ended December 31, 2011 and 2010, all common stock warrants issued under the CPP were anti-dilutive.

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2011 and 2010.

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

Recent Accounting Pronouncements.

ASU 2011-11 (Disclosures about offsetting Assets and Liabilities)

On December 19, 2011, The FASB issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance affects all entities with financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or a similar arrangement.  The ASU does not change existing offsetting criteria in U.S. generally accepted accounting principles (U.S. GAAP) or the permitted balance sheet presentation for items meeting the criteria.  To help financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, the new guidance requires disclosures in the financial statement notes that provide both net and gross information about assets and liabilities that have been offset and the related arrangements.

The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared in accordance with international Financial Reporting Standards (IFRS).  The eligibility criteria for offsetting are different in U.S. GAAP and IFRS. In January 2011, the FASB and the International Accounting Standards Board issued an exposure draft proposing new common criteria for offsetting, but the boards could not agree.  The FASB voted to retain existing U.S. GAAP guidance on offsetting and to require expanded disclosures for financial instruments and derivative instruments that are either offset in the balance sheet or eligible for offset subject to a master netting arrangement or similar arrangement.

The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods. The FASB has published a short recap highlighting the significant issues the ASU addresses.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial position or results of operations.

ASU 2011-08 (Testing for Goodwill for Impairment)

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

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“AOCI”) in Accounting Standards Update No. 2011-05,” was issued by the FASB on December 23, 2011. This ASU defers the implementation of only those provisions in ASU 2011-05, dealing with the presentation of items reclassified out of AOCI.

The amendments in ASU 2011-12 and ASU 2011-05 are effective at the same time: For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The requirements are effective for nonpublic entities for fiscal years ending after December 15, 2012. The FASB has published a short recap of the reasons for the ASU 2011-12 deferrals.  The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

2.           Acquisition of Unaffiliated Branches

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

The Company accounted for this transaction using applicable accounting guidance regarding business combinations. The fair value of savings and transaction deposit accounts acquired was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  A core deposit intangible was ascribed to the value of non-maturity deposits based upon an independent third party evaluation which was prepared using the actual characteristics of the deposits and assumptions we believe to be reasonable.  Certificates of deposit accounts were valued utilizing a discounted cash flow analysis based upon the underlying accounts’ contractual maturities and interest rates. The present value of the projected cash flow was then determined using discount rates based upon certificate of deposit interest rates available in the marketplace for accounts with similar terms.   The fair value of loans acquired, all of which were performing, was assumed to approximate amortized cost based upon the small size and nature of those loans.

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

3.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations- GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations- non GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities – single issuer	2,463,296	0	(712,055)	1,751,241
Corporate debt securities	1,443,762	0	(7,818)	1,435,944
Restricted Stock	4,412,600	0	0	4,412,600
Mutual Fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential collateralized mortgage obligations-non-GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities - pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$34,299,374	$60,189	$0	$34,359,563
Residential collateralized mortgage obligations - GSE	18,653,850	483,908	0	19,137,758
Residential collateralized mortgage obligations – non- GSE	5,677,577	113,496	(29,751)	5,761,322
Residential mortgage backed securities – GSE	16,963,589	1,206,146	0	18,169,735
Obligations of State and
Political subdivisions	3,110,145	23,768	(112,485)	3,021,428
Trust preferred debt securities – single issuer	2,460,380	0	(602,877)	1,857,503
Restricted Stock	1,495,438	4,973	(1,827)	1,498,584
Mutual Fund	1,640,100	0	0	1,640,100
	25,000	0	0	25,000

	$84,325,453	$1,892,480	$(746,940)	$85,470,993

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$23,170,741	$0	$23,170,741	$93,600	$(50,721)	$23,213,620
Residential collateralized mortgage obligations – GSE	2,520,690	0	2,520,690	84,253	0	2,604,943
Residential mortgage backed securities – GSE	9,344,517	0	9,344,517	131,443	(41,711)	9,434,249
Obligations of State and
Political subdivisions	19,467,404	0	19,467,404	245,290	(352,534)	19,360,160
Trust preferred debt securities - pooled	642,478	(500,944)	141,534	0	(137,361)	4,173
Corporate debt securities	27,245,009	0	27,245,009	67,696	(217,846)	27,094,859

	$82,390,839	$(500,944)	$81,889,895	$622,282	$(800,173)	$81,712,004

The carrying value and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Carrying Value	Fair Value
Available for sale-
Due in one year or less	$5,453,147	$5,445,795
Due after one year through five years	13,962,795	14,061,773
Due after five years through ten years	11,964,053	12,372,620
Due after ten years	59,985,480	61,803,586

Total	$91,365,475	$93,683,774

Held to maturity-
Due in one year or less	$10,833,313	$10,793,913
Due after one year through five years	28,753,581	28,822,708
Due after five years through ten years	31,578,816	33,187,158
Due after ten years	71,308,713	74,817,501

Total	$142,474,423	$147,621,280

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 are as follows:

2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations-non-GSE	1	$0	$0	$251,723	$(20,151)	$251,723	$(20,151)

Residential mortgage backed securities GSE	1	5,280	(7)	0	0	5,280	(7)

Obligations of State and Political subdivisions	3	1,049,362	(7,885)	0	0	1,049,362	(7,885)

Trust preferred debt securities – Single issuer	4	0	0	1,751,241	(712,055)	1,751,241	(712,055)

Trust preferred debt securities – pooled	1	0	0	3,508	(643,066)	3,508	(643,066)

Corporate debt securities	25	13,668,246	(211,075)	666,956	(13,527)	14,335,202	(224,602)

Total temporarily impaired securities	35	$14,722,888	$(218,967)	$2,673,428	$(1,388,799)	$17,396,316	$(1,607,766)

2010		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored Corporations and agencies	6	$5,120,020	$(50,721)	$-	$-	$5,120,020	$(50,721)

Residential collateralized mortgage obligations - Non-GSE	2	2,035,105	(21,478)	372,747	(8,273)	2,407,852	(29,751)

Residential mortgage backed securities GSE	4	4,393,707	(41,711)	-	-	4,393,707	(41,711)

Obligations of State and Political Subdivisions	31	11,124,090	(378,918)	927,538	(86,101)	12,051,628	(465,019)

Trust preferred debt securities – single issue	4	0	0	1,857,503	(602,877)	1,857,503	(602,877)

Trust preferred debt securities – pooled	1	0	0	4,173	(638,305)	4,173	(638,305)

Corporate debt securities	45	24,917,591	(219,673)	0	0	24,917,591	(219,673)

Total temporarily impaired securities	93	$47,590,513	$(712,501)	$3,161,961	$(1,335,556)	$50,752,474	$(2,048,057)
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

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  Both of the issuers continue to maintain investment grade credit ratings and neither has defaulted on interest payments.  Because the decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities-pooled. On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2011, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of December 31, 2011 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

Our rationale for these metrics is as follows:  (1) The FDIC lists the number of bank failures each year from 1934 – 2008.  Comparing bank failures to the number of FDIC institutions produces an annual average default rate of 36 basis points. Given the continuing uncertain economic environment, we believe the doubling of this amount, or 75 basis points, to be an appropriate measurement for defaults; and (2) Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised” on November 21, 2008.  This analysis uses a recovery assumption of 15%, which we also deem an appropriate measurement.

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 26-year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This December 31, 2011 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at December 31, 2011.

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

The following table sets forth information with respect to this security at December 31, 2011:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (1)
										Amount	% of Current Performing Collateral

PreTSL XXV	B-1	$646,574	$3,508	($643,066)	66.5%	17.5%	16.1%	17.5%	C/ NR	$102,500,000	18.0%

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

4.           Loans and Loans Held for Sale

Loans are as follows:

	2011	2010

Commercial business	$50,784,674	$54,733,172
Commercial real estate	99,636,976	95,277,814
Mortgage warehouse lines	249,345,831	169,575,899
Construction loans	49,285,783	67,890,703
Residential real estate loans	12,885,352	10,435,038
Loans to individuals	12,219,640	13,349,036
All other loans	255,556	181,924
Gross Loans	474,413,812	411,443,586
Deferred loan costs	1,017,959	543,753
	$475,431,771	$411,987,339

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $19,234,111 at December 31, 2011 and $21,219,230 at December 31, 2010.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2011 and 2010 were residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2011 and 2010.

5.           Allowance for Loan Losses and Credit Quality Disclosure

A summary of the allowance for loan losses is as follows:

	2011	2010
Balance, beginning of year	$5,762,712	$4,505,387
Provision charged to operations	2,558,328	2,325,000
Loans charged off	(2,799,482)	(1,081,555)
Recoveries of loans charged off	12,892	13,880
Balance, end of year	$5,534,450	$5,762,712

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2011:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$140,055	$140,055	$49,145,728	$49,285,783	$0	$140,055
Commercial Business	364,743	564,152	122,535	1,051,430	49,733,244	50,784,674	0	669,166
Commercial Real Estate	0	245,874	503,877	749,751	98,887,225	99,636,976	0	1,443,220
Mortgage Warehouse Lines	0	0	0	0	249,345,831	249,345,831	0	0

Residential Real Estate	905,310	0	661,171	1,566,481	11,318,871	12,885,352	0	661,171

Consumer
Loans to Individuals	0	144,904	77,858	222,762	11,996,878	12,219,640	0	77,858
Other	0	0	0	0	255,556	255,556	0	0

Deferred Loan Costs	0	0	0	0	1,017,959	1,017,959	0	0

Total	$1,270,053	$954,930	$1,505,496	$3,730,479	$471,701,292	$475,431,771	$0	$2,991,470

The following table provides an aging of the loan portfolio by loan class at December 31, 2010:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$6,569,296	$6,569,296	$61,321,407	$67,890,703	$0	$6,569,296
Commercial Business	113,801	60,526	605,208	779,335	53,953,637	54,733,172	0	750,623
Commercial Real Estate	3,179,541	0	1,411,390	4,590,931	90,686,883	95,277,814	0	1,411,390
Mortgage Warehouse Lines	0	0	0	0	169,575,899	169,575,899	0	0

Residential Real Estate	173,708	0	0	173,708	10,261,330	10,435,038	0	0

Consumer
Loans to Individuals	0	0	77,858	77,858	13,271,178	13,349,036	0	77,858
Other	0	0	0	0	181,924	181,924	0	0

Deferred Loan Costs	0	0	0	0	543,753	543,753	0	0

Total	$3,467,050	$60,526	$8,663,752	$12,191,328	$399,796,011	$411,987,339	$0	$8,809,167

Additional income before taxes amounting to $337,158 and $515,723 would have been recognized in 2011 and 2010, respectively, if interest on all loans had been recorded based upon original contract terms.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses.

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are primarily assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials are abundant, and for service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals supported by high net worths and liquid assets.

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin.  Such companies have established profitable records over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved.  Management is well-balanced and competent in their responsibilities.  Economic environment is favorable; however, competition is strong.  The prospects for growth are good.  Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above. Loans to individuals supported by good net worths but whose supporting assets are illiquid.

3w.  Watch List - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

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

6.  Doubtful - Loans with the same weaknesses inherent in the substandard classification and where collection or liquidation in full is highly questionable.  It is likely that the loan will not be collected in full and the Bank will suffer some loss which is not quantifiable at the time of review.

7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category should immediately be eliminated from the Bank's loan loss reserve.  Any accrued interest should immediately be backed out of income.

       The following table provides a breakdown of the loan portfolio at December 31, 2011 by credit quality indictor.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$44,106,827	$47,973,545	$84,642,510	$249,345,831	$12,224,181
Special Mention	5,038,901	1,657,993	10,574,489	0	142,477
Substandard	107,405	865,160	3,823,225	0	518,694
Doubtful	32,650	287,976	596,752	0	0
Total	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$12,141,782	$255,556
Nonperforming	77,858	0
Total	$12,219,640	$255,556

    The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2010

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$52,445,421	$52,587,444	$85,122,509	$169,575,899	$10,435,038
Special Mention	4,482,569	433,377	3,668,243	0	0
Substandard	10,962,713	1,499,461	5,823,312	0	0
Doubtful	0	212,890	663,750	0	0
Total	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$13,271,178	$181,924
Nonperforming	77,858	0
Total	$13,349,036	$181,924

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain; or (2) they are contractually past due 90 days or more as to interest or principal payments unless the loans are both well secured and in the process of collection.

Period-End Allowance for Credit Losses by Impairment Method December 31,2011
			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$0	$5,534,450

Ending Balance
Individually evaluated for impairment	0	283,424	186,055	0	11,619	77,858	0	0	0	558,956
Collectively evaluated for impairment	1,054,695	651,218	1,411,647	1,122,056	79,457	109,494	2,377	544,550	0	4,975,494

Loans receivables:
Ending Balance	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352	$12,219,640	$255,556	$0	$1,017,959	$475,431,771
Individually evaluated for impairment	140,055	952,156	1,934,120	0	661,171	77,858	0	0	0	3,765,360
Collectively evaluated for impairment	49,145,728	49,832,518	97,702,856	249,345,831	12,224,181	12,141,782	255,556	0	1,017,959	471,666,411

Period-End Balances By Impairment Method December 31, 2010
			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$0	$5,762,712

Ending Balance
Individually evaluated for impairment	45,000	180,525	271,382	0	0	77,858	0	0	0	574,765
Collectively evaluated for impairment	1,699,068	791,469	1,452,483	763,092	67,828	114,599	1,910	297,498	0	5,187,947

Loans receivables:
Ending Balance	$67,890,703	$54,733,172	$95,277,814	$169,575,899	$10,435,038	$13,271,178	$181,924	0	0	$411,987,339
Individually evaluated for impairment	6,569,296	750,623	1,411,390	0	0	77,858	0	0	0	8,809,167
Collectively evaluated for impairment	61,321,407	53,982,549	93,866,424	169,575,899	10,435,038	13,271,178	181,924	0	543,753	403,178,172

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,663,459	262,110	8,133	358,964	23,248	(5,105)	467	247,052	2,558,328
Loans charged off	(2,361,783)	(303,403)	(134,296)	0	0	0	0	0	(2,799,482)
Recoveries of loans charged off	8951	3941	0	0	0	0	0	0	12,892
Balance – December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450

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

Impaired Loans Receivables (By Class)
December 31 ,2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$140,055	$277,405	$0	$610,358	$0
Commercial Business	381,190	426,803	0	257,942	0
Commercial Real Estate	503,877	611,389	0	457,464	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,025,122	1,315,597	0	1,325,764	0

Residential Real Estate	142,477	142,477	0	11,873

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with no Related Allowance	1,167,599	1,315,597	0	1,337,637	0

With an allowance:

Commercial
Construction	0	0	0	2,389,162	0
Commercial Business	570,966	570,966	283,424	791,808	10,001
Commercial Real Estate	1,430,243	1,430,243	186,055	1,036,007	2,294
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,001,209	2,001,209	469,479	4,216,977	12,295

Residential Real Estate	518,694	518,694	11,619	490,081	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0

Subtotal with an Allowance	2,597,761	2,597,761	558,956	4,784,916	12,295
Total:
Commercial	3,026,331	3,316,806	469,479	5,542,741	12,295
Residential Real Estate	661,171	518,694	11,619	501,954	0
Consumer	77,858	77,858	77,858	77,858	0
Total	$3,765,360	$3,913,358	$558,956	$6,122,553	$12,295

Impaired Loans Receivables (By Class)
December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:

Commercial
Construction	$4,409,296	$4,453,796	$--
Commercial Business	385,370	394,654	--
Commercial Real Estate	554,986	554,986	--
Mortgage Warehouse Lines	0	0	--

Residential Real Estate	0	0	--

Consumer
Loans to Individuals	0	0	--
Other	0	0	--

With an allowance:

Commercial
Construction	2,160,000	2,160,000	45,000
Commercial Business	365,253	365,253	180,525
Commercial Real Estate	856,404	856,404	271,382
Mortgage Warehouse Lines	0	0	0

Residential Real Estate	0	0	0

Consumer
Loans to Individuals	77,858	77,858	77,858
Other	0	0	0

Total:
Commercial	$8,731,309	$8,785,093	$496,907
Residential Real Estate	0	0	0
Consumer	77,858	77,858	77,858
Total:	$8,809,167	$8,862,951	$574,765

The average recorded investment in impaired loans during the year ended December 31, 2010, was $8,192,166.  No interest income was recorded on impaired loans in 2010.

In the normal course of business, the Bank may consider modifying loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment or to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flow. A modified loan would be considered to be a troubled debt restructuring (“TDR”) if the Bank grants a concession to a borrower and has determined that the borrower is troubled (i.e., experiencing financial difficulties).

If the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period, maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and restructurings.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired at December 31, 2011 during the year ended December 31, 2011.

Modifications
As of December 31, 2011

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	4	$329,889	$329,889
Commercial Real Estate	2	840,106	840,106
Residential Real Estate	1	519,913	519,913

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	1	$22,471
Residential Real Estate	1	518,694

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  Most of the modifications employed by the Bank during 2011 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

6.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2011 and 2010 is as follows:
	2011	2010
Balance, beginning of year	$3,368,786	$4,371,039
Loans granted	9,711	101,954
Repayments of loans	(301,136)	(1,104,207)

Balance, end of year	$3,077,361	$3,368,786

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2011 and 2010.

7.           Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Lives	2011	2010
Land		$1,797,528	$241,784
Construction in progress		18,427	3,897
Building	40 Years	7,300,110	4,143,798
Leasehold improvements	10 Years	3,291,727	3,101,081
Furniture and equipment	3 – 15 Years	3,409,030	3,182,512
		15,816,822	10,673,072
Less: Accumulated depreciation		(5,377,518)	(4,524,446)
		$10,439,304	$6,148,626

Depreciation expense was $849,954 and $611,676 for the years ended December 31, 2011 and 2010, respectively.

8.           Other Real Estate Owned (“OREO”)

The Bank held thirteen properties valued at $12,409,201 at December 31, 2011 and five properties valued at $4,850,818 at December 31, 2010.  The Company incurred impairment write-downs of $147,718 and $159,612 on OREO property during the years ended December 31, 2011 and 2010, respectively.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  Net OREO expenses amounted to $732,693 and $336,307 for the years ended December 31, 2011 and 2010, respectively, and is included in other operating expenses.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets are included in other assets and are summarized as follows:

	2011	2010
Goodwill	$3,764,314	$472,726
Core deposits intangible	1,661,195	136,935
Total	$5,425,509	$609,661

Amortization expense of intangible assets was $210,154 for the year ended December 31, 2011 and $36,712 for the year ended December 31, 2010.

Scheduled amortization of the core deposits intangible is as follows:

2012	$267,967
2013	267,967
2014	258,054
2015	231,255
2016	231,255
Thereafter	404,697
$1,661,195

10.           Deposits

Deposits consist of the following:

	2011	2010
Demand
Non-interest bearing	$105,470,543	$92,023,123
Interest bearing	201,987,751	129,869,045
Savings	176,198,907	165,388,564
Time	140,205,284	156,454,417
	$623,862,485	$543,735,149

At December 31, 2011, time deposits have contractual maturities as follows:

Year	Amount
2012	$89,575,211
2013	27,815,339
2014	5,512,811
2015	7,998,210
2016	9,303,713
$140,205,284

Individual time deposits in amounts of $100,000 or greater amounted to $70,588,990 and $83,557,138 at December 31, 2011 and 2010, respectively.  As of December 31, 2011, time certificates of deposit in amounts of $100,000 or more have remaining maturities as follows:

Maturity Range	Amount
Three months or less	$14,535,447
Over three months through six months	13,807,416
Over six months through twelve months	16,389,390
Over twelve months	25,856,737
$70,588,990

11.           Borrowings

The balance of borrowings was $88,300,000 at December 31, 2011, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $78,300,000.  The balance of borrowings was $25,900,000 at December 31, 2010 and consisted of long-term FHLB advance of $10,000,000 and overnight funds purchased of $15,900,000.

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $395,779,000, of its December 31, 2011 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2012 at which time it will be subject to review and renewal.

The Bank has one ten-year fixed rate convertible advances from the FHLB.  This advance, in the amount of $10,000,000 bears interest at the rate of 4.08%.  This advance is convertible quarterly at the option of the FHLB and is fully secured by marketable securities.  The FHLB advance matures on July 31, 2017. Due to the call provision, expected maturity could differ from contractual maturity.  The $78,300,000 in overnight funds purchased at December 31, 2011, had an interest rate of 0.31% and matured on January 3, 2012.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (2.19625% at December 31, 2011).  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2011	2010
Federal-
Current	$1,238,594	$2,048,673
Deferred	(79,149)	(773,914)
	1,159,445	1,274,759
State-
Current	271,372	188,297
Deferred	(139,686)	(196,018)
	131,686	(7,721)
	$1,291,131	$1,267,038

A comparison of income tax expense at the Federal statutory rate in 2011 and 2010 to the Company’s provision for income taxes is as follows:

	2011	2010

Federal income tax	$1,775,675	$1,555,442
Add (deduct) effect of:
State income taxes net of federal income tax effect	86,913	(5,096)
Tax-exempt interest income	(507,294)	(154,070)
Bank-owned life insurance	(137,475)	(137,900)
Other items, net	73,312	8,662
Provision for income taxes	$1,291,131	$1,267,038

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
Deferred tax assets (liabilities):
Write down of OREO	$523,763	$63,749
Allowance for loan losses	2,210,460	2,301,627
Unrealized gain on securities available for sale	(788,221)	(389,483)
SERP Liability	1,508,758	1,279,855
Unrealized loss on interest rate swap	-	141,990
State net operating loss carryover	49,612	-
Other than temporary impairment loss	294,007	294,007
Depreciation	320,479	383,700
Nonaccrual interest	134,661	478,435
FAS 158 pension liability	70,668	75,841
Other	(1,110)	20,422
Subtotal	4,323,077	4,650,143
Valuation allowance	-	-
Net deferred tax assets	$4,323,077	$4,650,143

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

14.           Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income  and their related income tax effects are as follows:

	December 31, 2011	December 31, 2010
Unrealized holding gains on securities available for sale	$2,318,299	$1,145,540
Related income tax effect	(788,221)	(389,483)
	1,530,078	756,057

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Unrealized holding loss interest rate swap contract	0	(353,552)
Related income tax effect	0	141,990
	0	(211,562)

Pension Liability	(178,661)	(191,539)
Related income tax effect	70,668	75,841
	(107,993)	(115,698)

Accumulated other comprehensive income	$1,091,462	$98,174

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders’ equity were as follows:

	Net Unrealized Gains (Losses) On Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$168,791	$(330,623)	$(530,034)	$(388,803)	$(1,080,669)

Net Change	587,266	-	318,472	273,105	1,178,843

Balance, December 31, 2010	756,057	(330,623)	(211,562)	(115,698)	(98,174)

Net Change	774,021	-	211,562	7,705	993,288

Balance, December 31, 2011	$1,530,078	$(330,623)	$0	$(107,993)	$1,091,462

15.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2011 and 2010 up to 6% of base compensation.  Employer contributions to the plan amounted to $175,008 in 2011 and $157,868 in 2010.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2011 and 2010 is approximately $3,952,450 and $3,392,213, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense of $573,115 and $669,706 is included in the accompanying consolidated statements of income for the years ended December 31, 2011 and 2010, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $13.5 million and $11.5 million as of December 31, 2011 and 2010, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2011	2010
Change in Benefit Obligation
Liability for pension, beginning	$3,392,213	$3,609,184
Service cost	273,702	250,739
Interest cost	208,231	181,665
Actuarial loss	78,304	(218,383)
Benefits	0	(430,992)
Liability for pension, ending	$3,952,450	$3,392,213

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(3,952,450)	$(3,392,213)
Net actuarial loss included in accumulated other comprehensive income	60,811	(25,743)
Prior service cost included in accumulated other comprehensive income	107,878	207,310
Net recognized pension expense	$(3,783,761)	$(3,210,646)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,952,450	$3,392,213
Accumulated benefit obligation	3,602,957	3,173,092

Components of Net Periodic Benefit Cost	2011	2010
Service cost	$273,702	$250,739
Interest cost	208,231	181,665
Amortization of prior service cost	99,432	99,432
Recognized net actuarial gain	(8,250)	137,870
Net periodic benefit expense	$573,115	$669,706

The net periodic benefit cost for the year ended December 31, 2012 is projected to be $652,363.

During the year ended December 31, 2012, actuarial (gains) and prior service cost of $25,660 and $99,432, respectively, are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2011	2010
Discount Rate	6.00%	6.00%
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments*
2012	$0
2013	$4,464,367
2014	$0
2015	$0
2016	$0
2017-2021	$803,373

* Represents management’s expectation as of December 31, 2011 as to when such payments will be made.

16.           Share Based Compensation

The Company’s Stock Plans authorize the issuance of an aggregate of 1,298,193 shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Company’s Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2011, there were 123,974 shares of common stock (as adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012) available for future grants under the Company’s Stock Plans.

Stock-based compensation expense related to stock options was $90,596 and $62,416 for the years ended December 31, 2011 and 2010, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2011 and 2010 (as adjusted to reflect the 5% stock dividend declared in December 2011) are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	170,567	$10.01
Granted	-	-
Exercised	(4,172)	2.90
Forfeited	(2,528)	8.59
Expired	-	-
Outstanding at December 31, 2010	163,867	10.23	5.3	$56,467
Granted	61,697	7.18
Exercised	(13,879)	5.83
Forfeited	-	-
Expired	(14,779)	9.54
Outstanding at December 31, 2011	196,906	$9.66	6.2	$6,390

Exercisable at December 31, 2011	150,785	$10.38	5.3	$3,515

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2011 and 2010 was $16,122 and $16,363, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2011:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.97 to $6.52	34,359	9.2	$6.46	17,225	8.7	$6.45
$7.13 to $11.29	102,049	6.4	$8.56	73,062	5.6	$8.86
$12.09 to $14.46	60,498	4.1	$13.34	60,498	4.1	$13.34
	196,906	6.2	$9.66	150,785	5.3	$10.38

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the year ended December 31, 2011 are as follows:

	January 2011	September 2011	December 2011
Fair value of options granted	$3.24	$2.36	$2.25
Risk-free rate of return	1.99%	0.90%	0.91%
Expected option life in years	7	7	7
Expected volatility	33.02%	31.48%	31.48%
Expected dividends (1)	-	-	-

   (1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2011, there was approximately $155,039 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2011 and 2010 (as adjusted to reflect the 5% stock dividend declared in December 2011):

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Nonvested at January 1, 2010	83,537	$8.65
Granted	59,177	6.52
Vested	(24,491)	9.59
Forfeited	(3,229)	9.17
Non-vested at December 31, 2010	114,994	7.33
Granted	71,353	6.94
Vested	(30,624)	8.64
Forfeited	(3,970)	7.76
Non-vested at December 31, 2011	151,753	$6.87

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $336,134 and $208,000 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, there was approximately $824,161 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

17.           Commitments and Contingencies

As of December 31, 2011, future minimum rental payments under non-cancelable operating leases are as follows:

2012	$915,976
2013	940,518
2014	697,226
2015	457,434
2016	420,589
Thereafter	1,031,590
$4,463,333

Rent expense aggregated $1,241,770 and $1,144,337 for the years ended December 31, 2011 and 2010, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $146,616,964 and $182,610,215 to its borrowers as of December 31, 2011 and December 31, 2010, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $3,119,020 at December 31, 2011 and $3,563,120 at December 31, 2010.  The current amount of the liability as of December 31, 2011 and 2010 for guarantors under standby letters of credit is not material.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $19.2 million at December 31, 2011 and $21.2 million at December 31, 2010.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2011 and 2010.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Equipment expense	$737,043	$657,905
Advertising	183,467	140,975
Regulatory, professional and other consulting fees	931,339	1,087,314
Office expense	730,362	657,430
Telephone	365,218	320,076
Directors’ fees	93,910	104,375
Other real estate owned expenses, net	732,693	336,307
All other expenses	602,777	585,826
	$4,376,809	$3,890,208

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2011, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2011 and 2010 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Company
Total Capital to Risk Weighted Assets	$72,037,863	12.22%	$47,164,800	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	66,434,272	11.27%	23,582,400	>4%	N/A	N/A
Tier I Capital to Average Assets	66,434,272	8.82%	30,138,401	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$69,172,940	11.73%	$47,164,800	>8%	$58,956,000	>10%
Tier I Capital to Risk Weighted Assets	63,638,489	10.79%	23,582,400	>4%	35,373,600	>6%
Tier I Capital to Average Assets	63,638,489	8.49%	29,983,580	>4%	37,479,475	>5%

As of December 31, 2010
Company
Total Capital to Risk Weighted Assets	$72,736,033	14.43%	$40,335,354	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	65,484,454	12.99%	20,167,677	>4%	N/A	N/A
Tier I Capital to Average Assets	65,484,454	9.63%	27,196,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$70,084,660	13.92%	$40,272,800	>8%	$50,341,000	>10%
Tier I Capital to Risk Weighted Assets	64,321,948	12.78%	20,136,400	>4%	30,204,600	>6%
Tier I Capital to Average Assets	64,321,948	9.51%	27,054,854	>4%	33,818,567	>5%

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

20.           Shareholders’ Equity

On December 23, 2008, pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of subsequent stock dividends declared , the shares of common stock initially underlying the warrant were adjusted to 243,371 shares and the initial exercise price was adjusted to $7.396 per share. On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Preferred Stock Series B.

During the periods in which the Preferred Stock Series B was outstanding, the Preferred Stock Series B paid quarterly cumulative dividends at a rate of 5% per year and had a liquidation preference of $1,000 per share.

The warrant issued to the Treasury provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  On November 23, 2011, the Treasury held an auction and sold the warrant in a private placement to an unrelated third party purchaser.  At the time of the sale, the number of shares of the Company’s common stock underlying the warrant had been adjusted to 231,782 shares and the exercise price had been adjusted to $7.766 per share as a result of stock dividends.  In connection with the sale, the Company issued two new warrants (a warrant to purchase 197,529 shares at an exercise price of $7.766 per share and a warrant to purchase 34,253 shares at an exercise price of $7.766 per share) to affiliates of the third party purchaser.  Certain terms and conditions of the original warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  These warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the original warrant issued to the Treasury.

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

In July, 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  During the years ended December 31, 2011 and 2010, the Company repurchased 2,829 and 584 shares, respectively, as adjusted for subsequent stock dividends, for an aggregate price of approximately $23,484 and $4,464, respectively.

21.           Fair Value Disclosures

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	-	$19,472,689	-	$19,472,689
Residential collateralized mortgage obligations GSE	-	13,898,133	-	13,898,133
Residential collateralized mortgage obligations – non GSE	-	4,300,444	-	4,300,444
Residential mortgage backed securities - GSE	-	42,687,209	-	42,687,209
Obligations of State and Political subdivisions	-	5,700,514	-	5,700,514
Trust preferred debt securities - single issuer	-	1,751,241	-	1,751,241
Corporate debt securities	-	1,435,944	-	1,435,944
Restricted stock	-	4,412,600	-	4,412,600
Mutual fund	-	25,000	-	25,000

December 31, 2010:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	-	$34,359,563	-	$34,359,563
Residential collateralized mortgage obligations GSE	-	19,137,758	-	19,137,758
Residential collateralized mortgage obligations – non GSE	-	5,761,322	-	5,761,322
Residential mortgage backed securities - GSE	-	18,169,735	-	18,169,735
Obligations of State and Political subdivisions	-	3,021,428	-	3,021,428
Trust preferred debt securities - single issuer	-	1,857,503	-	1,857,503
Corporate debt securities	-	1,498,584	-	1,498,584
Restricted stock	-	1,640,100	-	1,640,100
Mutual fund	-	25,000	-	25,000

Derivative liabilities	-	(353,552)	-	(353,552)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2011 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011:
Impaired loans	-	-	$2,038,805	$2,038,805
Other real estate owned	-	-	491,536	491,536

December 31, 2010:
Impaired loans	-	-	$2,884,750	$2,884,750
Other real estate owned	-	-	243,023	243,023

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

The estimated fair values, and the recorded book balances, were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$15,195,259	$15,195,259	$17,710,501	$17,710,501
Securities available for sale	93,683,774	93,683,774	85,470,993	85,470,993
Securities held to maturity	142,474,423	147,621,280	81,889,895	81,712,004
Loans held for sale	19,234,111	19,234,111	21,219,230	21,219,230
Gross loans	475,431,771	477,168,000	411,987,339	410,144,000
Accrued interest receivable	2,996,848	2,996,848	2,405,741	2,405,741
Deposits	(623,862,485)	(625,764,000)	(543,735,149)	(545,225,000)
Other borrowings	(88,300,000)	(90,163,000)	(25,900,000)	(27,979,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Interest rate swap contract	-	-	(353,552)	(353,552)
Accrued interest payable	(1,186,511)	(1,186,511)	(1,434,338)	(1,434,338)

Loan commitments and standby letters of credit as of December 31, 2011 and 2010 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

22.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED STATEMENTS OF CONDITION

	December 31, 2011	December 31, 2010
Assets:
Cash	$658,959	$727,417
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	70,155,460	65,241,346
Other assets	2,185,356	1,712,393
Total Assets	$73,556,775	$68,238,156

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557,000	$18,557,000
Shareholders’ equity	54,999,775	49,681,156
Total Liabilities and Shareholders’ Equity	$73,556,775	$68,238,156

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2011	2010
Income:
Interest	$13,327	$12,642
Total Income	13,327	12,642

Expense:
Interest	694,141	1,082,500
Total Expense	694,141	1,082,500

Loss before income taxes and equity in undistributed income of Subsidiaries	(680,814)	(1,069,858)
Federal income tax benefit	(232,157)	(364,432)

Loss before equity in undistributed income of subsidiaries	(448,657)	(705,426)
Equity in undistributed income of subsidiaries	4,380,100	4,013,217
Net Income	$3,931,443	$3,307,791

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
Operating Activities:
Net Income	$3,931,443	$3,307,791
Adjustments:
(Increase) in other assets	(472,963)	(665,485)
Equity in undistributed income of subsidiaries	(4,380,100)	(4,013,217)
Net cash used in operating activities	(921,620)	(1,370,911)

Cash Flows From Investing Activities:
Repayment of investment in subsidiaries	549,870	13,676,307
Net cash provided by investing activities	549,870	13,676,307

Cash Flows From Financing Activities:
Issuance of common stock, net	336,355	230,517
Reissue (purchase) of treasury stock	(33,063)	(4,464)
Retirement of preferred stock net	0	(12,000,000)
Dividend paid on preferred stock	0	(495,000)
Net cash provided by (used in) financing activities	303,292	(12,268,947)

Net (decrease) increase in cash	(68,458)	36,449
Cash at beginning of year	727,417	690,968
Cash at end of year	$658,959	$727,417

23.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2011
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$8,362,766	$7,475,646	$7,085,305	$6,933,329
Interest expense	1,516,719	1,630,175	1,871,266	1,769,204
Net interest income	6,846,047	5,845,471	5,214,039	5,164,125
Provision for loan losses	1,274,998	608,332	275,000	399,998
Net interest income after provision
for loan losses	5,571,049	5,237,139	4,939,039	4,764,127
Non-interest income	1,121,924	1,229,264	1,140,312	1,024,750
Non-interest expense	5,229,946	4,756,467	5,155,785	4,662,832
Income before income taxes	1,463,027	1,709,936	923,566	1,126,045
Income taxes	363,646	496,658	94,650	336,177
Net income	1,099,381	1,213,278	828,916	789,868
Dividends and accretion on preferred stock	0	0	0	0
Net income available to common shareholders	$1.099,381	$1,213,278	$828,916	$789,868

Net income per common share :
Basic	$0.22	$0.24	$0.16	$0.16
Diluted	$0.22	$0.24	$0.16	$0.15

	2010
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$7,685,272	$7,690,074	$7,075,283	$6,850,390
Interest expense	2,034,546	2,146,827	2,226,892	2,411,233
Net interest income	5,650,726	5,543,247	4,848,391	4,439,157
Provision for loan losses	600,000	875,000	550,000	300,000
Net interest income after provision
for loan losses	5,050,726	4,668,247	4,298,391	4,139,157
Non-interest income	1,284,868	996,697	1,007,020	948,846
Non-interest expense	5,033,790	4,372,297	4,279,090	4,133,946
Income before income taxes	1,301,804	1,292,647	1,026,321	954,057
Income taxes	370,429	411,048	230,762	254,799
Net income	931,375	881,599	795,559	699,258
Dividends and accretion on preferred stock	490,786	176,984	176,984	176,984
Net income available to common shareholders	$440,589	$704,615	$618,575	$522,274

Net income per common share :
Basic	$0.09	$0.14	$0.12	$0.10
Diluted	$0.09	$0.14	$0.12	$0.10

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

During 2006, the Company issued trust preferred securities to fund loan growth and generate liquidity.  In conjunction with the trust preferred securities issuance, the Company entered into a $18.0 million pay fixed swap designated as fair value hedges that was used to convert floating rate quarterly interest payments indexed to three month LIBOR, based on common notional amounts and maturity dates.  The pay fixed swap changed the repricing characteristics of the quarterly interest payments from floating rate to fixed rate.   The fair value of the pay fixed swap outstanding at December 31, 2010 was ($353,552), and was recorded in other liabilities in the consolidated balance sheets, with the change in fair value recorded through Other Comprehensive Income.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 23, 2012	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 23, 2012
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 23, 2012
Charles S. Crow, III /s/ DAVID C. REED	Director	March 23, 2012
David C. Reed /s/ WILLIAM M. RUE	Director	March 23, 2012
William M. Rue /s/ FRANK E. WALSH, III	Director	March 23, 2012
Frank E. Walsh, III /s/ JOHN P. COSTAS	Director	March 23, 2012
John P. Costas /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 23, 2012
Joseph M. Reardon	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3	(i)(B)
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

4.3
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

4.4		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

4.5		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

10.1		#
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

10.4		#	2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.3 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

10.5		#	Directors Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit No. 6.4 to the Company’s Form 10-SB (SEC File No. 000-32891) filed with the SEC on June 15, 2001)

Exhibit No.	Description

10.6	#
Amendment No. 1 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 11, 2004)

10.7	#
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

10.9	#
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

10.11	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.12	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.13	#
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

10.15	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.16	#
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

10.19
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

Exhibit No.	Description

10.20
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.21	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.22	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.23
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.24	#	Form of Waiver, executed by each of Messrs. Robert Mangano and Joseph M. Reardon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

10.25	#
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

10.27	#
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

10.29
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

101.INS	*	XBRL Instance DocumentX

101.SCH	*	XBRL Taxonomy Extension Schema DocumentX

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase DocumentX

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase DocumentX

101.LAB	*	XBRL Taxonomy Extension Label Linkbase DocumentX

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase DocumentX

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
X
These interactive data files are being furnished as part of this Annual Report, and in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.