Form 10-Q
period 2012-03-31
1ST CONSTITUTION BANCORP
filed 2012-05-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of May 13, 2012, there were 5,096,230 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CASH AND DUE FROM BANKS	$27,149,715	$15,183,853
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,410	11,406
Total cash and cash equivalents	27,161,125	15,195,259
INVESTMENT SECURITIES:
Available for sale, at fair value	91,154,435	93,683,774
Held to maturity (fair value of $136,015,150 and $147,621,280 at March 31, 2012 and December 31, 2011, respectively)	130,659,186	142,474,423
Total securities	221,813,621	236,158,197
LOANS HELD FOR SALE	17,497,128	19,234,111
LOANS	438,522,190	475,431,771
Less- Allowance for loan losses	(5,881,942)	(5,534,450)
Net loans	432,640,248	469,897,321
PREMISES AND EQUIPMENT, net	10,788,002	10,439,304
ACCRUED INTEREST RECEIVABLE	2,523,723	2,996,848
BANK-OWNED LIFE INSURANCE	13,690,903	13,578,981
OTHER REAL ESTATE OWNED	11,839,585	12,409,201
OTHER ASSETS	11,645,449	11,817,693
Total assets	$749,599,784	$791,726,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$117,360,122	$105,470,543
Interest bearing	541,203,836	518,391,942
Total deposits	658,563,958	623,862,485
BORROWINGS	10,000,000	88,300,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,074,733	1,186,511
ACCRUED EXPENSES AND OTHER LIABILITIES	5,061,527	4,821,144
Total liabilities	693,257,218	736,727,140
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 5,097,781 and 5,096,054 shares issued and 5,096,230 and 5,094,503 shares outstanding as of March 31,2012 and December 31, 2011, respectively	41,012,267	40,847,929
Retained earnings	14,237,338	13,070,606
Treasury Stock, at cost, 1,551 shares at March 31, 2012 and December 31, 2011	(10,222)	(10,222)
Acc Accumulated other comprehensive income	1,103,183	1,091,462
Total shareholders’ equity	56,342,566	54,999,775
Total liabilities and shareholders’ equity	$749,599,784	$791,726,915

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Loans, including fees	$6,414,459	$5,354,207
Securities:
Taxable	1,184,205	1,284,944
Tax-exempt	420,569	285,072
Federal funds sold and short-term investments	15,034	9,106

Total interest income	8,034,267	6,933,329

INTEREST EXPENSE:
Deposits	1,186,474	1,398,130
Borrowings	117,922	106,920
Redeemable subordinated debentures	99,312	264,154
Total interest expense	1,403,708	1,769,204
Net interest income	6,630,559	5,164,125

PROVISION FOR LOAN LOSSES	599,998	399,998
Net interest income after provision for loan losses	6,030,561	4,764,127

NON-INTEREST INCOME:
Service charges on deposit accounts	227,972	175,842
Gain on sales of loans	468,217	436,739
Income on Bank-owned life insurance	111,922	95,137
Other income	357,054	317,032
Total non-interest income	1,165,165	1,024,750

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,940,350	2,576,664
Occupancy expense	723,786	566,738
FDIC insurance expense	147,393	227,547
Data processing expenses	263,575	303,473
Other operating expenses	1,537,413	988,410
Total non-interest expenses	5,612,517	4,662,832

Income before income taxes	1,583,209	1,126,045
INCOME TAXES	416,477	336,177
Net income	$1,166,732	$789,868

NET INCOME PER COMMON SHARE:
Basic	$0.23	$0.16
Diluted	$0.23	$0.15

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2012	2011
Net Income	$1,166,732	$789,868

Other comprehensive income (loss), net of tax

Unrealized gains on securities available for sale	9,795	(117,197)

Pension liability	1,926	1,927

Unrealized gain on interest rate swap contract	0	104,371

Other comprehensive income (loss)	11,721	(10,899)

Comprehensive income	$1,178,453	$778,969

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2011	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156

Issuance of vested shares under employee benefit program	46,294		11,597		57,891

Share-based compensation	17,503				17,503

Treasury stock purchased			(15,354)		(15,354)

Net Income for the three months ended March 31, 2011		789,868			789,868

Other comprehensive loss				(10,899)	(10,899)
Balance, March 31, 2011	$38,963,652	$11,531,647	$(62,409)	$(87,275)	$50,520,165

Balance, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775
Exercise of stock options, net, and issuance of vested shares under employee benefit programs	140,798				140,798

Share-based compensation	23,540				23,540
Net income for the three months ended March 31, 2012		1,166,732			1,166,732

Other comprehensive income				11,721	11,721

Balance, March 31, 2012	$41,012,267	$14,237,338	$(10,222)	$1,103,183	$56,342,566

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,166,732	$789,868
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	599,998	399,998
Provision for loss on other real estate owned	211,644	147,178
Depreciation and amortization	267,576	218,243
Net amortization of premiums and discounts on securities	366,528	447,515
Gains on sales of loans held for sale	(468,217)	(436,739)
Originations of loans held for sale	(41,388,684)	(25,228,512)
Proceeds from sales of loans held for sale	43,593,884	41,940,375
Income on Bank – owned life insurance	(111,922)	(95,137)
Share-based compensation expense	111,362	90,518
Decrease (increase) in accrued interest receivable	473,125	(44,647)
Decrease in other assets	98,912	(745,772)
Decrease in accrued interest payable	(111,778)	(215,411)
(Decrease) increase in accrued expenses and other liabilities	155,781	(375,625)
Net cash provided by operating activities	4,964,941	16,891,852
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(18,134,939)	(62,763,601)
Held to maturity	0	(65,546,545)
Proceeds from maturities and prepayments of securities -
Available for sale	20,607,265	35,216,978
Held to maturity	11,520,563	5,899,501
Net decrease in loans	36,657,075	86,597,345
Capital expenditures	(549,282)	(255,029)
Additional investment in other real estate owned	(81,812)	(139,668)
Proceeds from sales of other real estate owned	439,784	595,363
Cash consideration received in connection with acquisition of branches	0	101,539,588
Net cash provided by investing activities	50,458,654	101,143,932
FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	140,798	57,891
Purchase of Treasury Stock	0	(15,354)
Net increase (decrease) in demand, savings and time deposits	34,701,473	(5,829,713)
Net (decrease) in borrowings	(78,300,000)	(15,900,000)
Net cash used in financing activities	(43,457,729)	(21,687,176)
Increase in cash and cash equivalents	11,965,866	96,348,608
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	15,195,259	17,710,501
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$27,161,125	$114,059,109
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,515,486	$1,984,615
Income taxes	-	-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	$2,110,287

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2012 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1ST Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

(3)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock, warrants, common stock options and unvested restricted stock awards (as defined below), using the treasury stock method. All share information has been adjusted for the effect of a 5% common stock dividend declared December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

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

	Three Months Ended March 31, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,166,732	5,096,186	$0.23

Effect of dilutive securities:
Stock options and unvested stock awards		54,454

Diluted EPS:
Net income plus assumed conversion	$1,166,732	5,150,640	$0.23

	Three Months Ended March 31, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$789,868	5,043,023	$0.16
Effect of Dilutive Securities:
Stock options and unvested stock awards		93,926
Diluted EPS:
Net income plus assumed conversions	$789,868	5,136,949	$0.15

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value

Available for Sale Portfolio
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$16,991,703	$41,204	$(5,997)	$17,026,910

Residential collateralized mortgage obligations- GSE	12,297,320	463,048	(39)	12,760,329
Residential collateralized mortgage obligations- non GSE	3,873,351	124,123	(10,713)	3,986,761

Residential mortgage backed securities – GSE	37,806,261	2,053,630	(7)	39,859,884

Obligations of State and Political subdivisions	5,358,455	335,765	(2,685)	5,691,535

Trust preferred debt securities – single issuer	2,464,080	0	(626,770)	1,837,310

Corporate debt securities	9,116,025	10,477	(48,896)	9,077,606
Restricted stock	889,100	0	0	889,100
Mutual fund	25,000	0	0	25,000

	$88,821,295	$3,028,247	$(695,107)	$91,154,435

March 31, 2012	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”)
and agencies	$4,108,136	$0	$4,108,136	$44,229	$0	$4,152,365
Residential collateralized
mortgage obligations – GSE	23,729,543	0	23,729,543	1,093,060	0	24,822,603
Residential collateralized mortgage
obligations – non – GSE	13,950,860	0	13,950,860	724,073	0	14,674,933

Residential mortgage backed
securities – GSE	19,152,385	0	19,152,385	854,163	0	20,006,548

Obligations of State and
Political subdivisions	46,461,177	0	46,461,177	2,593,317	(1,002)	49,053,492

Trust preferred debt securities-pooled	649,257	(500,944)	148,313	0	(45,795)	102,518

Corporate debt securities	23,108,772	0	23,108,772	110,892	(16,973)	23,202,691

	$131,160,130	$(500,944)	$130,659,186	$5,419,734	$(63,770)	$136,015,150

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations – GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations – non-GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities – single issuer	2,463,296	0	(712,055)	1,751,241
Corporate Debt Securities	1,443,762	0	(7,818)	1,435,944
Restricted stock	4,412,600	0	0	4,412,600
Mutual fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

December 31, 2011	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and
agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized
Mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential mortgage backed
Securities – GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed
Securities – non-GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities – pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

Restricted stock at March 31, 2012 and December 31, 2011 consists of $874,100 and $4,397,600, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
Corporate Debt Securities	$1,344,602	$1,344,371
Restricted Stock	889,100	889,100
Mutual Fund	25,000	25,000
	$2,258,702	$2,258,471
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$16,991,703	$17,026,910
Residential mortgage backed securities-GSE	429,659	455,533
Obligations of State and Political subdivisions	593,895	599,201
Corporate Debt Securities	6,520,809	6,497,473
	$24,536,066	$24,579,117
Due after five years through ten years
Residential collateralized mortgage obligations -GSE	$228,481	$232,909
Residential mortgage backed Securities - GSE	3,680,070	4,017,483
Obligations of State and Political Subdivisions	2,718,289	2,951,483
Corporate Debt Securities	1,250,614	1,235,762
	$7,877,454	$8,437,324
Due after ten years
Residential collateralized mortgage obligations -GSE	$12,068,839	$12,527,420

Residential collateralized mortgage obligations –non GSE	3,873,351	3,986,761
Residential mortgage backed securities - GSE	33,696,532	35,386,868
Obligations of State and Political subdivisions	2,046,271	2,141,164
Trust Preferred Debt Securities	2,464,080	1,837,310
	$54,149,073	$55,879,523

Total	$88,821,295	$91,154,435

Held to maturity-
Due in one year or less
Obligations of State and Political subdivisions	$4,115,682	$4,119,232
Corporate Debt Securities	11,703,554	11,752,159
	$15,819,236	$15,871,391

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$3,110,510	$3,150,165
Obligations of State and Political subdivisions	5,272,554	5,461,630
Corporate Debt Securities	11,405,218	11,450,532
	$19,788,282	$20,062,327

Due after five years through ten years
Residential collateralized mortgage obligations – GSE and non GSE	$801,696	$824,304
Residential mortgage backed securities – GSE	4,322,174	4,420,461
Obligations of State and Political subdivisions	22,330,941	23,626,696
	$27,454,811	$28,871,461
Due after ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$997,626	$1,002,200
Residential collateralized mortgage obligations - GSE	22,927,847	23,998,299
Residential collateralized mortgage obligations – non GSE	13,950,860	14,674,933
Residential mortgage backed securities - GSE	14,830,211	15,586,087
Obligations of State and Political subdivisions	14,742,000	15,845,934
Trust Preferred Debt Securities - Pooled	148,313	102,518
	$67,596,857	$71,209,971

Total	$130,659,186	$136,015,150

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$9,939,850	$(5,997)	$0	$0	$9,939,850	$(5,997)

Residential collateralized mortgage obligations - GSE	1	183,960	(39)	0	0	183,960	(39)

Residential collateralized mortgage obligations – non-GSE	1	0	0	238,140	(10,713)	238,140	(10,713)

Residential mortgage backed Securities - GSE	1	5,196	(7)	0	0	5,196	(7)

Obligations of State and Political Subdivisions	3	1,050,660	(3,687)	0	0	1,050,660	(3,687)

Trust preferred debt securities – single issuer	4	0	0	1,837,310	(626,770)	1,837,310	(626,770)

Trust preferred debt securities – single issuer - pooled	1	0	0	102,518	(546,739)	102,518	(546,739)

Corporate Debt Securities	18	10,983,223	(59,598)	667,809	(6,271)	11,651,032	(65,869)

Total temporarily impaired securities	31	$22,162,689	$(69,328)	$2,845,777	$(1,190,493)	$25,008,666	$(1,259,821)

December 31, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage Obligations – non-GSE	1	$0	$0	$251,723	$(20,151)	$251,723	$(20,151)

Residential mortgage backed securities GSE	1	5,280	(7)	0	0	5,280	(7)

Obligations of State and Political Subdivisions	3	1,049,362	(7,885)	0	0	1,049,362	(7,885)

Trust preferred debt securities – Single issuer	4	0	0	1,751,241	(712,055)	1,751,241	(712,055)

Trust preferred debt securities – Pooled	1	0	0	3,508	(643,066)	3,508	(643,066)

Corporate debt securities	25	13,668,246	(211,075)	666,956	(13,527)	14,335,202	(224,602)

Total temporarily impaired securities	35	$14,722,888	$(218,967)	$2,673,428	$(1,388,799)	$17,396,316	$(1,607,766)

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

Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the issuer, which are primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – pooled:  On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security.  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. Co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (‘PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of March 31, 2012, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of March 31, 2012 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This March 31, 2012 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at March 31, 2012.

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

The following table sets forth information with respect to this security at March 31, 2012:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$649,257	$102,518	($546,739)	61.7%	20.8%	17.5%	16.0%	C/ NR	$80,000,000	16.0%

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

(in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

(5)   Allowance for Loan Losses and Credit Quality Disclosure

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

            The following table provides an aging of the loan portfolio by loan class at March 31, 2012:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$107,405	$ 107,405	$ 55,991,199	$56,098,604	$ 0	$107,405
Commercial Business	581,506	216,224	200,217	997,947	50,448,903	51,446,850	0	458,872
Commercial Real Estate	1,030,181	0	747,519	1,777,700	102,473,360	104,251,060	245,235	1,436,889
Mortgage Warehouse Lines	0	0	0	0	201,321,038	201,321,038	0	0

Residential Real Estate	360,504	0	659,760	1,020,264	11,112,827	12,133,091	0	659,760

Consumer
Loans to Individuals	0	0	54,904	54,904	12,082,681	12,137,585	0	54,904
Other	0	0	0	0	246,438	246,438	0	0

Deferred Loan Costs	0	0	0	0	887,524	887,524	0	0

Total	$1,972,191	$216,224	$1,769,805	$3,958,220	$434,563,970	$438,522,190	$245,235	$2,717,830

The following table provides an aging of the loan portfolio by loan class at December 31, 2011:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$ 0	$ 0	$ 140,055	$ 140,055	$ 49,145,728	$49,285,783	$ 0	$ 140,055
Commercial Business	364,743	564,152	122,535	1,051,430	49,733,244	50,784,674	0	669,166
Commercial Real Estate	0	245,874	503,877	749,751	98,887,225	99,636,976	0	1,443,220
Mortgage Warehouse Lines	0	0	0	0	249,345,831	249,345,831	0	0

Residential Real Estate	905,310	0	661,171	1,566,481	11,318,871	12,885,352	0	661,171

Consumer
Loans to Individuals	0	144,904	77,858	222,762	11,996,878	12,219,640	0	77,858
Other	0	0	0	0	255,556	255,556	0	0

Deferred Loan Costs	0	0	0	0	1,017,959	1,017,959	0	0

Total	$1,270,053	$ 954,930	$1,505,496	$3,730,479	$471,701,292	$475,431,771	$ 0	$ 2,991,470

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

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2012.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$ 50,936,454	$ 48,719,860	$ 84,807,945	$201,321,038	$ 11,473,331
Special Mention	4,514,673	1,734,022	14,683,312	0	0
Substandard	647,477	849,819	4,759,803	0	659,760
Doubtful	0	143,149	0	0	0
Total	$ 56,098,604	$ 51,446,850	$104,251,060	$201,321,038	$ 12,133,091

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$ 12,082,681	$ 246,438
Nonperforming	54,904	0
Total	$ 12,137,585	$ 246,438

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2011.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$ 44,106,827	$ 47,973,545	$ 84,642,510	$249,345,831	$ 12,224,181
Special Mention	5,038,901	1,657,993	10,574,489	0	142,477
Substandard	107,405	865,160	3,823,225	0	518,694
Doubtful	32,650	287,976	596,752	0	0
Total	$ 49,285,783	$ 50,784,674	$ 99,636,976	$249,345,831	$ 12,885,352

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$ 12,141,782	$ 255,556
Nonperforming	77,858	0
Total	$ 12,219,640	$ 255,556

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2012 and December 31, 2011:

Period-End Allowance for Credit Losses by Impairment Method March 31,2012
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$ 1,242,949	$ 810,999	$ 1,838,882	$ 1,006,605	$ 239,573	$ 131,570	$ 3,179	$ 608,185	$ 0	$ 5,881,942

Ending Balance
Individually evaluated for impairment	0	138,597	292,366	0	159,260	0	0	0	0	590,223
Collectively evaluated for impairment	$ 1,242,949	$ 672,402	$ 1,546,516	$ 1,006,605	$ 80,313	$ 131,570	$ 3,179	$ 608,185	$ 0	$ 5,291,719

Loans receivables:
Ending Balance	$ 56,098,604	$51,446,850	$104,251,060	$201,321,038	$12,133,091	$12,137,585	$246,438	$ 0	$887,524	$438,522,190
Individually evaluated for impairment	107,405	850,159	1,923,643	0	659,760	54,904	0	0	0	3,595,871
Collectively evaluated for impairment	$ 55,991,199	$50,596,691	$102,327,417	$201,321,038	$11,473,331	$12,082,681	$246,438	$ 0	$887,524	$434,926,319

Period-End Allowance for Credit Losses by Impairment Method December 31,2011
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$ 1,054,695	$ 934,642	$ 1,597,702	$ 1,122,056	$ 91,076	$ 187,352	$ 2,377	$ 544,550	$ 0	$5,534,450

Ending Balance
Individually evaluated for impairment	0	283,424	186,055	0	11,619	77,858	0	0	0	558,956
Collectively evaluated for impairment	$ 1,054,695	$ 651,218	$ 1,411,647	$ 1,122,056	$ 79,457	$ 109,494	$ 2,377	$ 544,550	$ 0	$ 4,975,494

Loans receivables:
Ending Balance	$ 49,285,783	$ 50,784,674	$ 99,636,976	$249,345,831	$12,885,352	$12,219,640	$255,556	$ 0	$1,017,959	$475,431,771
Individually evaluated for impairment	140,055	952,156	1,934,120	0	661,171	77,858	0	0	0	3,765,360
Collectively evaluated for impairment	$ 49,145,728	$ 49,832,518	$97,702,856	$249,345,831	$12,224,181	$12,141,782	$255,556	$ 0	$1,017,959	$471,666,411

The activity  in the allowance for loan loss by loan class for the three months ended March 31, 2012, and 2011, is as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	0	0	0	(77,858)	(6,001)	0	(261,336)
Recoveries of loans charged off	3,403	5,427	0	0	0	0	0	0	8,830
Balance - March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942

Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,183,736	(55,760)	(318,432)	(344,826)	9,777	(1,990)	571	(73,078)	399,998
Loans charged off	(366,587)	(46,319)	0	0	0	0	0	0	(412,906)
Recoveries of loans charged off	0	239	0	0	0	0	0	0	239
Balance - March 31, 2011	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$5,750,043

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

Impaired Loans Receivables (By Class) – March 31, 2012
				Three months ended
				March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$107,405	$107,405	$0	$107,405	$0
Commercial Business	426,745	449,228	0	407,577	0
Commercial Real Estate	0	0	0	335,406	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	534,150	556,633	0	850,388	0
Residential Real Estate	0	0	0	94,398	0

Consumer
Loans to Individuals	54,904	54,904	0	54,904	0
Other	0	0	0	0	0
Subtotal	54,904	54,904	0	54,904	0
With no related allowance:	$589,054	$611,537	$0	$999,690	$0

With a related allowance:

Commercial
Construction	$0	$0	$0	$0	$0
Commercial Business	423,414	568,241	138,597	424,367	3,649
Commercial Real Estate	1,923,643	1,923,643	292,366	1,591,691	7,417
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,347,057	2,491,884	430,963	2,016,058	11,066
Residential Real Estate	659,760	659,760	159,260	565,716	0

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0
With a related allowance:	3,006,817	3,151,644	590,223	2,866,446	11,066

Total:
Commercial	2,881,207	3,048,517	430,963	2,866,446	11,066
Residential Real Estate	659,760	659,760	159,260	660,114	0
Consumer	54,904	54,904	0	54,904	0
Total	$3,595,871	$3,763,181	$590,223	$3,581,464	$11,066

Impaired Loans Receivables (By Class)
December 31 ,2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$140,055	$277,405	$0	$610,358	$0
Commercial Business	381,190	426,803	0	257,942	0
Commercial Real Estate	503,877	611,389	0	457,464	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,025,122	1,315,597	0	1,325,764	0

Residential Real Estate	142,477	142,477	0	11,873

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with no Related Allowance	1,167,599	1,315,597	0	1,337,637	0

With an allowance:

Commercial
Construction	0	0	0	2,389,162	0
Commercial Business	570,966	570,966	283,424	791,808	10,001
Commercial Real Estate	1,430,243	1,430,243	186,055	1,036,007	2,294
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,001,209	2,001,209	469,479	4,216,977	12,295

Residential Real Estate	518,694	518,694	11,619	490,081	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0

Subtotal with an Allowance	2,597,761	2,597,761	558,956	4,784,916	12,295
Total:
Commercial	3,026,331	3,316,806	469,479	5,542,741	12,295
Residential Real Estate	661,171	518,694	11,619	501,954	0
Consumer	77,858	77,858	77,858	77,858	0
Total	$3,765,360	$3,913,358	$558,956	$6,122,553	$12,295

Impaired Loans Receivables (By Class) – March 31, 2011
				Three months ended
				March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$170,921	$189,921	$0	$2,779,171	$0
Commercial Business	478,609	490,299	0	443,643	0
Commercial Real Estate	359,192	359,192	0	424,298	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,008,722	1,039,412	0	3,647,112	0
Residential Real Estate	0	0	0	0	1,516

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0
With no related allowance:	$1,008,722	$1,039,412	$0	$3,647,112	$1,516

With a related allowance:

Commercial
Construction	$3,921,500	$3,997,000	$904,432	$2,931,167	$0
Commercial Business	659,436	659,436	216,995	463,058	0
Commercial Real Estate	1,048,353	1,048,353	306,173	984,370	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	5,629,289	5,704,789	1,427,600	4,378,595	0
Residential Real Estate	519,610	519,610	11,619	346,709	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0
With a related allowance:	6,226,757	6,302,257	1,517,077	4,803,162	0

Total:
Commercial	6,638,011	6,744,201	1,427,600	8,025,707	0
Residential Real Estate	519,610	519,610	11,619	346,709	1,516
Consumer	77,858	77,858	77,858	77,858	0
Total	$7,235,479	$7,341,669	$1,517,077	$8,450,274	$11,066

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASI No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring. ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  As a result of our adoption of ASU No. 2011-02, we reassessed the terms and restructurings.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired at March 31, 2012.

Modifications
During the three months ended March 31, 2012

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$137,028	$137,028

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings During the Prior Twelve Months
That Subsequently Defaulted:
Commercial	1	$22,471
Residential Real Estate	1	518,694

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  Most of the modifications employed by the Bank during the three month period ended March 31, 2012 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 1,298,193 shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options expire ten years after the date of grant.  Options are granted at the then fair market value of the Company’s stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.  As of March 31, 2012, there were 123,974 shares of common stock (as adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $23,540 and $17,503 for the three months ended March 31, 2012 and 2011, respectively.

Transactions under the Stock Plans during the three months ended March 31, 2012 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2012	196,906	$9.66
Granted	26,670	6.42
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2012	223,576	$9.27	6.4	$125,874

Exercisable at March 31, 2012	162,094	$10.24	5.3	$37,089

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2012 are as follows:

Fair value of options granted	$2.20
Risk-free rate of return	0.84%
Expected option life in years	7
Expected volatility	31.48%
Expected dividends (1)	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2012, there was approximately $172,143 of unrecognized compensation cost related to nonvested stock option based compensation arrangements granted under the Company’s Stock Plans. That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the three months ended March 31, 2012 (as adjusted to reflect the 5% stock dividend declared in December 2011).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2012	151,753	$6.87
Granted	1,995	6.42
Vested	(20,875)	(8.12)
Forfeited	-	-
Non-vested at March 31, 2011	132,873	$6.67

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $87,822 and $73,015 for the three months ended March 31, 2012 and 2011.

As of March 31, 2012, there was approximately $749,147 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next three years.

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

The components of net periodic expense for the Company’s SERPs for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011

Service cost	$61,823	$68,425
Interest cost	50,073	57,057
Actuarial (gain) loss recognized	5,300	(2,062)
Prior service cost recognized	24,858	19,859
	$142,054	$143,279

 (8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, other comprehensive income, and their related income tax effects were as follows:

	March 31,	December 31,	Three months ended March 31,
	2012	2011	2012	2011
Unrealized holding gains on Securities available for sale	$2,333,140	$2,318,299	$14,841	$(177,572)
Related income tax effect	(793,267)	(788,221)	(5,046)	60,375
	1,539,873	1,530,078	9,795	(117,197)

Unrealized impairment loss On held to maturity security	(500,944)	(500,944)	-	-
Related income tax effect	170,321	170,321	-	-
	(330,623)	(330,623)	-	-
Unrealized loss on interest Rate swap contract	-	-	-	173,749
Related income tax effect	-	-	-	(69,378)
	-	-	-	104,371

Pension liability	(175,441)	(178,661)	3220	3219
Related income tax effect	69,374	70,668	(1294)	(1292)
	(106,067)	(107,993)	1926	1927

Accumulated other comprehensive income	$1,103,183	$1,091,462	$11,721	$(10,899)

(9)	Recent Accounting Pronouncements

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

The amendments in ASU 2011-12 and ASU 2011-05 are effective at the same time: For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The requirements are effective for nonpublic entities for fiscal years ending after December 15, 2012. The FASB has published a short recap of the reasons for the ASU 2011-12 deferrals.  The adoption of this guidance did not to have any impact on the Company’s consolidated financial position or results of operations.

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s shareholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not affect the Company’s consolidated financial position or results of operations.

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

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing quoted market prices (Level 1 inputs) or Level 2 Inputs.  For securities valued based on Level 2 inputs, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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
March 31, 2012:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$17,026,910	-	-	$17,026,910
Residential collateralized mortgage obligations- GSE	-	12,760,329	-	12,760,329
Residential collateralized mortgage obligations - non GSE	-	3,986,761	-	3,986,761
Residential mortgage backed securities – GSE	-	39,859,884	-	39,859,884
Obligations of State and Political subdivisions	-	5,691,535	-	5,691,535
Trust preferred debt securities – single issuer	-	1,837,310	-	1,837,310
Corporate debt securities	-	9,077,606	-	9,077,606
Restricted stock	-	889,100	-	889,100
Mutual fund	-	25,000	-	25,000

December 31, 2011:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$7,108,870	$12,363,819	-	$19,472,689
Residential collateralized mortgage obligations- GSE	-	13,898,133	-	13,898,133
Residential collateralized mortgage obligations - non GSE	-	4,300,444	-	4,300,444
Residential mortgage backed securities – GSE	-	42,687,209	-	42,687,209
Obligations of State and Political subdivisions	-	5,700,514	-	5,700,514
Trust preferred debt securities – single issuer	-	1,751,241	-	1,751,241
Corporate debt securities	-	1,435,944	-	1,435,944
Restricted stock	-	4,412,600	-	4,412,600
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012:
Impaired loans	-	-	$2,416,594	$2,416,594
Other real estate owned	-	-	2,991,838	2,991,838

December 31, 2011:
Impaired loans	-	-	$2,038,805	$2,038,805
Other real estate owned	-	-	491,536	491,536

Impaired loans measured at fair value and included in the above table consisted of 11 loans having an aggregate recorded investment of $3,006,817 and specific loan loss allowances of $590,223 at March 31, 2012 and nine loans at December 31, 2011, having an aggregate recorded investment of $2,597,761 and specific loan loss allowances of $558,956.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2012
Impaired loans	$2,416,594	Appraisal of	Appraisal
		collateral (1)	adjustments (1)	50%(-50%)

Other Real Estate Owned	$2,991,838	Appraisal of	Appraisal
		collateral (1), (2)	adjustments (1)	3% to -75% (-6%)

    (1)  Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
    (2)  Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments carried at cost or amortized cost as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest-bearing demand deposits and accrued interest payable, the carrying amount is a reasonable estimate of fair value due to these liabilities having no stated maturity.

			Fair Value Measurement Placement
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)		(Level 2)	(Level 3)
March 31, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$130,659,186	$136,015,150	$		$135,912,632	$102,518
Loans Held for Sale	17,497,128	17,497,128		-	17,497,128	-
Gross Loans	438,522,190	441,180,000		-	-	441,180,000
Financial Instruments - Liabilities
Deposits	658,563,958	660,409,000		509,644,077	150,764,923	-
Borrowings	10,000,000	11,742,000		-	11,742,000	-
Redeemable Subordinates Debentures	18,557,000	18,557,000		-	18,557,000	-

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$27,161,125	$27,161,125	$15,195,259	$15,195,259
Securities available for sale	91,154,435	91,154,435	93,683,774	93,683,774
Securities held to maturity	130,659,186	136,015,150	142,474,423	147,621,280
Loans held for sale	17,497,128	17,497,128	19,234,111	19,234,111
Gross loans	438,522,190	441,180,000	475,431,771	477,168,000
Accrued interest receivable	2,523,723	2,523,723	2,996,848	2,996,848
Deposits	(658,563,958)	(660,409,000)	(623,862,485)	(625,764,000)
Borrowings	(10,000,000)	(11,742,000)	(88,300,000)	(90,163,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)	(18,557,000)	(18,557,000)
Accrued interest payable	(1,074,733)	(1,074,733)	(1,186,511)	(1,186,511)

Loan commitments and standby letters of credit as of March 31, 2012 and December 31, 2011 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2012 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, (“Trust II”) a subsidiary of the Company is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

The Bank operates fourteen branches, and manages an investment portfolio through its subsidiary, 1st Constitution Investment Company of New Jersey, Inc.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company to raise additional regulatory capital.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  When used in this and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2012, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Acquisition of Three Branches in 2011

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey branch banking offices from another financial institution for a purchase price of $9.85 million (the “March 2011Acquisition”).  The March 2011 Acquisition was completed pursuant to the terms and conditions of the Branch Purchase and Assumption Agreement and Agreement for Purchase dated as of December 30, 2010, which was previously disclosed on a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 3, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary

The Company reported net income of $1,166,732 for the three months ended March 31, 2012, an increase of $376,864, or 47.7%, from the $789,868 reported for the three months ended March 31, 2011.  The increase is due primarily to increases in net interest income and non-interest income.  Net income per diluted common share was $0.23 for the three months ended March 31, 2012 compared to net income per diluted common share of $0.15 for the three months ended March 31, 2011.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Key performance ratios improved for the three months ended March 31, 2012 due to higher net income for that period compared to the three months ended March 31, 2011.  Return on average assets and return on average equity were 0.62% and 8.46% for the three months ended March 31, 2012 compared to 0.49% and 6.49%, respectively, for the three months ended March 31, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended March 31, 2012 was 3.98% as compared to the 3.54% net interest margin recorded for the three months ended March 31, 2011, an increase of 44 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 85.1% of the Company’s net revenues for the three month period ended March 31, 2012 and 83.4% of net revenues for the three-month period ended March 31, 2011. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2012 and 2011. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$25,778,075	$15,034	0.23%	$14,984,566	$9,106	0.25%
Investment Securities:
Taxable	169,451,907	1,184,205	2.81%	204,398,959	1,284,944	2.55%
Tax-exempt	52,496,087	622,441	4.77%	32,125,900	421,907	5.33%
Total	221,947,994	1,806,646	3.27%	236,524,859	1,706,851	2.93%

Loan Portfolio:
Construction	51,229,408	886,115	6.96%	66,996,941	1,015,700	6.15%
Residential real estate	12,553,551	160,487	5.14%	10,487,786	170,146	6.58%
Home Equity	11,017,237	155,074	5.66%	12,380,893	175,411	5.75%
Commercial and commercial real estate	142,809,968	2,618,799	7.38%	135,025,788	2,498,671	7.5%
Mortgage warehouse lines	192,404,738	2,289,469	4.79%	101,779,484	1,227,643	4.89%
Installment	414,501	6,927	6.72%	421,663	7,450	7.17%
All Other Loans	32,488,520	297,588	3.68%	28,432,869	259,186	3.70%
Total	442,917,923	6,414,459	5.82%	355,525,424	5,354,207	6.11%

Total Interest-Earning Assets	690,643,992	8,236,139	4.80%	607,034,849	7,070,164	4.72%

Allowance for Loan Losses	(5,759,191)			(6,050,453)
Cash and Due From Bank	17,525,148			17,307,166
Other Assets	53,200,991			34,107,247
Total Assets	$755,610,940			$652,398,809

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$204,819,526	$306,804	0.60%	$136,295,377	$373,313	1.11%
Savings Accounts	188,803,014	318,354	0.68%	172,918,852	375,488	0.88%
Certificates of Deposit	144,509,899	561,316	1.56%	153,113,579	649,329	1.72%
Other Borrowed Funds	22,069,231	117,922	2.15%	13,895,000	106,920	3.12%
Trust Preferred Securities	18,557,000	99,312	2.15%	18,557,000	264,154	5.77%
Total Interest-Bearing Liabilities	578,758,670	1,403,708	0.98%	494,779,808	1,769,204	1.45%

Net Interest Spread			3.82%			3.27%

Demand Deposits	112,977,065			96,658,478
Other Liabilities	8,426,611			11,578,464
Total Liabilities	700,162,346			603,016,750
Shareholders’ Equity	55,448,594			49,382,059
Total Liabilities and Shareholders’ Equity	$755,610,940			$652,398,809
Net Interest Margin		$6,832,431	3.98%		$5,300,960	3.54%

The Company’s net interest income increased on a tax-equivalent basis by $1,531,471, or 28.9%, to $6,832,431 for the three months ended March 31, 2012 from the $5,300,960 reported for the three months ended March 31, 2011. The principal factors contributing to the increase in net interest income was an increase in average rate earned on interest earnings assets and a decrease in the average rate paid on interest bearing liabilities.

Average interest earning assets increased by $83,609,143, or 13.8%, to $690.643,992 for the three month period ended March 31, 2012 from $607,034,849 for the three month period ended March 31, 2011. The overall yield on interest earning assets, on a tax-equivalent basis, increased 8 basis points to 4.80% for the three month period ended March 31, 2012 when compared to 4.72% for the three month period ended March 31, 2011.

Average interest bearing liabilities increased by $83,978,862, or 17.0%, to $578,758,670 for the three month period ended March 31, 2012 from $494,779,808 for the three month period ended March 31, 2011.  Overall, the cost of total interest bearing liabilities decreased 47 basis points to 0.98% for the three months ended March 31, 2012 compared to 1.45% for the three months ended March 31, 2011.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.98% for the three months ended March 31, 2012 compared to 3.54% the three months ended March 31, 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $599,998 for the three months ended March 31, 2012 and $399,998 for the three months ended March 31, 2011.  The increased provision for 2012 was primarily the result of increased general allowances on commercial real estate loans.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2012 was $1,165,165, an increase of $140,415, or 13.7%, over non-interest income of $1,024,750 for the three months ended March 31, 2011.
A significant portion of the increase in total non-interest income and its major components when compared with non-interest income for the prior year period was attributable to the March 2011 Acquisition.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased to $227,972 for the three months ended March 31, 2012 from the $175,842 for the three months ended March 31, 2011. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2012 compared to the first three months of 2011.

Gain on sales of loans held for sale increased by $31,478, or 7.2%, to $468,217 for the three months ended March 31, 2012 when compared to $436,739 for the three months ended March 31, 2011.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales increased for the first three months of 2012 compared to the first three months of 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $111,922 for the three months ended March 31, 2012 compared to $95,137 for the three months ended March 31, 2011, an increase of $16,785 for the first quarter of 2012 as compared to the first quarter of 2011. The Bank purchased additional tax-free BOLI assets during the fourth quarter of 2011 to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $357,054 for the three months ended March 31, 2012, compared to $317,032 for the three months ended March 31, 2011, an increase of $40,022 for the first quarter of 2012 as compared to the first quarter of 2011.

Non-Interest Expense

Non-interest expenses increased by $949,685, or 20.4%, to $5,612,517 for the three months ended March 31, 2012 from $4,662,832 for the three months ended March 31, 2011.  A significant portion of the increase in total non-interest expense and its major components when compared with non-interest expense for the prior year period was attributable to the March 2011 Acquisition. The following table presents the major components of non-interest expenses for the three months ended March 31, 2012 and 2011.

Non-interest Expenses
	Three months ended March 31,
	2012	2011
Salaries and employee benefits	$2,940,350	$2,576,664
Occupancy expenses	723,786	566,738
Data processing services	263,575	303,473
Equipment expense	271,963	176,561
Telephone	96,868	69,740
Marketing	45,035	27,966
Regulatory, professional and other fees	182,708	198,152
Office expense	77,667	68,086
FDIC insurance expense	147,393	227,547
Directors’ fees	24,000	27,000
Other real estate owned expenses	377,627	236,381
Amortization of intangible assets	66,992	9,178
Other expenses	394,553	175,346
Total	$5,612,517	$4,662,832

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $363,686, or 14.1%, to $2,940,350 for the three months ended March 31, 2012 compared to $2,576,664 for the three months ended March 31, 2011. The increase in salaries and employee benefits for the three months ended March 31, 2012 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Staffing levels overall increased to 147 full-time equivalent employees at March 31, 2012 as compared to 144 full-time equivalent employees at March 31, 2011.  Salaries and benefit expense at March 31, 2012 includes three months of expenses for those employees added as a result of the March 2011 Acquisition.

Occupancy expenses increased by $157,048, or 27.7%, to $723,786 for the three months ended March 31, 2012 compared to $566,738 for the three months ended March 31, 2011.  The increase in expense was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.  In addition, the expenses of the three branch offices added as a result of the March 2011 Acquisition are included for the full 2012 first quarter.

The cost of data processing services has decreased to $263,575 for the three months ended March 31, 2012 from $303,473 for the three months ended March 31, 2011, as additional expenses were incurred in the prior year quarter  to convert the three new branch offices acquired in the March 2011 Acquisition to the Bank’s data systems.

Equipment expense increased by $95,402, or 54.0%, to $271,963 for the three months ended March 31, 2012 compared to $176,561 for the three months ended March 31, 2011 primarily due to increased costs associated with the number of maintenance contracts and supplies on equipment in the three acquired branch offices as compared with the prior period.

Marketing expense increased by $17,069, or 61.0%, to $45,035 for the three months ended March 31, 2012 compared to $27,966 for the three months ended March 31, 2011 as the Bank resumed the use of radio broadcast media in promoting products and services during the first three months of 2012.

Regulatory, professional and other fees decreased by $15,444, or 7.8%, to $182,708 for the three months ended March 31, 2012 compared to $198,152 for the three months ended March 31, 2011.  During the first three months of 2011, the Company incurred professional fees in connection with the March 2011 Acquisition.

FDIC insurance expense decreased to $147,393 for the three months ended March 31, 2012 compared to $227,547 for the three months ended March 31 2011 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses increased by $141,246, to $377,627 for the three months ended March 31, 2012 compared to $236,381 for the three months ended March 31, 2011 as the Company incurred increased loss provisions, property taxes, maintenance and other expenses on more properties during the three months ended March 31, 2012 than were incurred during the same period in 2011.

Amortization of intangible assets expense increased to $66,992 for the three months ended March 31, 2012 compared to $9,178 for the three months ended March 31, 2011, as the expense for 2012 included amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition.

All other expenses increased by $252,916, to $593,088 for the three months ended March 31, 2012 compared to $340,172 for the three months ended March 31, 2011 as current year increases occurred in telephone expense, correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.  The March 2011 Acquisition was a significant factor in the increased expenses.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 72.0% for the three months ended March 31, 2012, compared to 75.3% for the three months ended March 31, 2011.

Income Taxes

Income tax expense increased by $80,300 to $416,477 for the three months ended March 31, 2012 from $336,177 for the three months ended March 31, 2011.  The increase was primarily due to a higher level of pretax income for the first quarter of 2012 as compared to the first quarter of 2011.

Financial Condition

March 31, 2012 Compared with December 31, 2011

Total consolidated assets at March 31, 2012 were $749,599,784, representing a decrease of $42,127,131, or 5.3%, from total consolidated assets of $791,726,915 at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2012 totaled $27,161,125 compared to $15,195,259 at December 31, 2011. Cash and cash equivalents at March 31, 2012 consisted of cash and due from banks of $27,149,715 and Federal funds sold/short term investments of $11,410. The corresponding balances at December 31, 2011 were $15,183,853 and $11,406, respectively To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2012 amounted to $17,497,128 compared to $19,234,111 at December 31, 2011. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $41,388,684 for the three months ended March 31, 2012.

Investment Securities

Investment securities represented 29.6% of total assets at March 31, 2012 and 29.8% at December 31, 2011. Total investment securities decreased $14,344,576, or 6.1%, to $221,813,621 at March 31, 2012 from $236,158,197 at December 31, 2011.  Purchases of investments totaled $18,134,939 during the three months ended March 31, 2012, and proceeds from calls and repayments totaled $32,127,828 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2012, securities available for sale totaled $91,154,435, which is a decrease of $2,529,339, or 2.7%, from securities available for sale totaling $93,683,774 at December 31, 2011.

At March 31, 2012, the securities available for sale portfolio had net unrealized gains of $2,333,140, compared to net unrealized gains of $2,318,299 at December 31, 2011.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2012, securities held to maturity were $130,659,186, a decrease of $11,815,237, or 8.3%, from $142,474,423 at December 31, 2011.  The fair value of the held to maturity portfolio at March 31, 2011 was $136,015,150.

Proceeds from maturities and prepayments of securities during the first three months of 2012 were used to reduce the Company’s borrowings.

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

The following table sets forth the classification of loans by major category at March 31, 2012 and December 31, 2011.

Loan Portfolio Composition	March 31, 2012		December 31, 2011
Component	Amount	% of total	Amount	% of total
Construction loans	$56,098,604	13%	$49,285,783	10%
Residential real estate loans	12,133,091	3%	12,885,352	3%
Commercial business	51,446,091	12%	50,784,674	11%
Commercial real estate	104,251,060	24%	99,636,976	21%
Mortgage warehouse lines	201,321,038	46%	249,345,831	52%
Loans to individuals	12,137,585	3%	12,219,640	3%
Deferred loan fees and costs	887,524	0%	1,017,959	0%
All other loans	246,438	0%	255,556	0%
	$438,522,190	100%	$475,431,771	100%

The loan portfolio decreased by $36,909,581, or 7.8%, to $438,522,190 at March 31, 2012, compared to $475,431,771at December 31, 2011.  The mortgage warehouse lines portfolio decreased by $48,024,793, or 19.3%, to $201,321,038 at March 31, 2012 compared to $249,345,831 at December 31, 2011.  This component’s decrease at March 31, 2012 compared to December 31, 2011 was principally the result of a current period increase in market rates for mortgage loans.

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

Non-performing loans decreased by $28,405 to $2,963,065 at March 31, 2012 from $2,991,470 at December 31, 2011.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans, which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after March 31, 2012.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans increased modestly to 0.68% at March 31, 2012 from 0.63% at December 31, 2011.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2012	2011
Non-Performing loans:
Loans 90 days or more past due and still accruing	$245,235	$0
Non-accrual loans	2,717,830	2,991,470
Total non-performing loans	2,963,065	2,991,470
Other real estate owned	11,839,585	12,409,201
Total non-performing assets	$14,802,650	$15,400,671

Non-performing loans to total loans	0.68%	0.63%
Non-performing loans to total loans excluding mortgage warehouse lines	1.25%	1.32%
Non-performing assets to total assets	1.97%	1.95%
Non-performing assets to total assets excluding mortgage warehouse lines	2.70%	2.84%

Non-performing assets decreased by $598,021 to $14,802,650 at March 31, 2012 from $15,400,671 at December 31, 2011.  Other real estate owned decreased by $569,616 to $11,839,585 at March 31, 2012 from $12,409,201 at December 31, 2011.  Since December 31, 2011, the Bank sold and transferred out of other real estate owned properties totaling approximately $439,784.  In addition, during the three months ended March 31, 2012, the Bank recorded a provision for loss on other real estate owned of $211,644.

At March 31, 2012, the Bank had nine loans totaling $1,795,406 which were troubled debt restructurings.  Four of these loans totaling $917,365 are included in the above table as non-accrual loans; the remaining five loans totaling $878,041 are considered performing.

Non-performing assets represented 1.97% of total assets at March 31, 2012 and 1.95% at December 31, 2011.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2012	2011	2011
Balance, beginning of period	$5,534,450	$5,762,712	$5,762,712

Provision charged to operating expenses	599,998	2,558,328	399,998

Loans charged off :
Construction loans	(32,650)	(2,361,783)	(366,587)
Residential real estate loans	(77,858)	-	-
Commercial and commercial real estate	(144,827)	(437,699)	(46,319)
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	(6,001)	-	-
	(261,336)	(2,799,482)	(412,906)
Recoveries
Construction loans	3,403	8,951	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	5,427	3,941	239
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	8,830	12,892	239

Net (charge offs) / recoveries	(252,506)	(2,786,590)	(412,667)

Balance, end of period	$5,881,942	$5,534,450	$5,750,043

Loans :
At period end	$438,522,190	$475,431,771	$323,743,184
Average during the year	422,972,574	362,289,390	338,835,413
Net charge offs to average loans outstanding (annualized)	(0.24%)	(0.77%)	(0.49%)

Allowance for loan losses to :
Total loans at year end	1.34%	1.16%	1.78%
Total loans at year end excluding mortgage warehouse lines	2.06%	1.95%	2.31%
Non-performing loans	198.51%	185.01%	85.62%

The Company’s provision for loan losses was $599,998 for the three months ended March 31, 2012 and $399,998 for the three months ended March 31, 2011.  While the risk profile of the loan portfolio was reduced by a $36,909,581 decrease in the total loan portfolio at March 31, 2012 compared to the December 31, 2011 balance and non-performing loans decreased modestly from December 31, 2011 to March 31, 2012, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Net charge offs/recoveries amounted to a net charge-off of $252,506 for the three months ended March 31, 2012.

At March 31, 2012, the allowance for loan losses was $5,881,942 compared to $5,534,450 at December 31, 2011, an increase of $347,492.  The ratio of the allowance for loan losses to total loans at March 31, 2012 and December 31, 2011 was 1.34% and 1.16%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 198.51% at March 31, 2012, compared to 185.01% at December 31, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Demand
Non-interest bearing	$117,360,122	$105,470,543
Interest bearing	204,349,467	201,987,751
Savings	187,934,488	176,198,907
Time	148,919,881	140,205,284
	$658,563,958	$623,862,485

At March 31, 2012, total deposits were $658,563,958, an increase of $34,701,473, or 5.6%, from $623,862,485 at December 31, 2011.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at March 31, 2012, consisting solely of FHLB long-term borrowings, and $88,300,000 at December 31, 2011, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $78,300,000.

The Bank has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1,342,791, or 2.4%, to $56,342,566 at March 31, 2012, from $54,999,775 at December 31, 2011.  Tangible book value per common share increased by $0.27, or 2.8%, to $10.00 at March 31, 2012 from $9.73 at December 31, 2011.  The current period decrease in tangible book value per common share was the result of net income of $1,166,732 for the three months ended March 31, 2012. The ratio of shareholders’ equity to total assets was 7.52% and 6.95% at March 31, 2012 and December 31, 2011, respectively.  The increase in shareholders’ equity was primarily the result of net income available to common stockholders of $1,166,732 for the three months ended March 31, 2012.

 In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2011 and 2010 and paid in 2012 and 2011, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2012 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2012 and December 31, 2011 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Company
Total Capital to Risk Weighted Assets	$73,762,807	13.54%	$43,569,920	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	67,880,865	12.46%	21,784,960	>4%	N/A	N/A
Tier 1 Capital to Average Assets	67,880,865	9.05%	30,010,097	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$70,983,237	13.03%	$43,569,920	>8%	$54,462,400	>10%
Tier 1 Capital to Risk Weighted Assets	65,101,295	11.95%	21,784,960	>4%	32,677,440	>6%
Tier 1 Capital to Average Assets	65,101,295	8.70%	29,921,080	>4%	37,401,350	>5%

As of December 31, 2011
Company
Total Capital to Risk Weighted Assets	$72,037,863	12.22%	$47,164,800	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	66,434,272	11.27%	23,582,400	>4%	N/A	N/A
Tier 1 Capital to Average Assets	66,434,272	8082%	30,138,401	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$69,172,940	11.73%	$47,164,800	>8%	$58,956,000	>10%
Tier 1 Capital to Risk Weighted Assets	63,638,489	10.79%	23,582,400	>4%	35,373,600	>6%
Tier 1 Capital to Average Assets	63,638,489	8.49%	29,983,580	>4%	37,479,475	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2012, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

 Liquidity

At March 31, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $395,863,458, of its total assets at December 31, 2011.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2012, the balance of cash and cash equivalents was $27,161,125.

Net cash provided by operating activities totaled $4,964,941 for the three months ended March 31, 2012 compared to net cash provided by operations of $16,891,852 for the three months ended March 31, 2011.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $50,458,654 for the three months ended March 31, 2012 compared to net cash provided by investing activities of $101,143,932 for the three months ended March 31, 2011.  The increase for the 2011 period resulted from $101,539,588 in cash and cash equivalents acquired from the purchase of three branch offices.

Net cash used in financing activities totaled $43,457,729 for the three months ended March 31, 2012 compared to net cash used in financing activities of $21,687,176 for the three months ended March 31, 2011.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2012, prepayments and maturities of investment securities totaled $32,127,828.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2012, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2012	January 31, 2012	-	-	-	178,628
February 1, 2012	February 29, 2012	-	-	-	178,628
March 1, 2012	March 31, 2012	-	-	-	178,628
Total		-	-	-	178,628

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

1ST CONSTITUTION BANCORP

Date: May 15, 2012	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)