Form 10-Q
period 2012-06-30
1ST CONSTITUTION BANCORP
filed 2012-08-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of August 12, 2012, there were 5,093,725 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	June 30, 2012	December 31, 2011
ASSETS
CASH AND DUE FROM BANKS	$16,567,985	$15,183,853

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,413	11,406

Total cash and cash equivalents	16,579,398	15,195,259

INVESTMENT SECURITIES:
Available for sale, at fair value	97,537,598	93,683,774
Held to maturity (fair value of $128,856,455 and $147,621,280 at June 30, 2012, and December 31, 2011, respectively)	122,992,218	142,474,423

Total securities	220,529,816	236,158,197

LOANS HELD FOR SALE	16,595,846	19,234,111

LOANS	479,795,092	475,431,771
Less- Allowance for loan losses	(6,257,420)	(5,534,450)

Net loans	473,537,672	469,897,321

PREMISES AND EQUIPMENT, net	10,629,160	10,439,304

ACCRUED INTEREST RECEIVABLE	2,767,959	2,996,848

BANK-OWNED LIFE INSURANCE	13,804,079	13,578,981

OTHER REAL ESTATE OWNED	11,604,744	12,409,201

OTHER ASSETS	11,449,899	11,817,693

Total assets	$777,498,573	$791,726,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$129,822,625	$105,470,543
Interest bearing	539,248,825	518,391,942

Total deposits	669,071,450	623,862,485

BORROWINGS	25,300,000	88,300,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,010,905	1,186,511
ACCRUED EXPENSES AND OTHER LIABILITIES	5,885,943	4,821,144

Total liabilities	719,825,298	736,727,140

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued Common stock, no par value, 30,000,000 shares authorized; 5,101,907 and 5,096,054 shares issued and 5,093,725 and 5,094,503 shares outstanding as of June 30, 2012 and December 31, 2011 respectively	41,073,077	40,847,929
Retained earnings	15,535,446	13,070,606
Treasury Stock, at cost, 8,182 and 1,551 shares at June 30, 2012 and December 31, 2011, respectively	(68,492)	(10,222)
Accumulated other comprehensive income	1,133,244	1,091,462

Total shareholders’ equity	57,673,275	54,999,775

Total liabilities and shareholders’ equity	$777,498,573	$791,726,915

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
INTEREST INCOME	2012	2011	2012	2011
Loans, including fees	$6,319,104	$5,167,439	$12,733,563	$10,521,646
Securities
Taxable	1,143,554	1,503,134	2,327,759	2,788,078
Tax-exempt	411,225	351,728	831,794	636,800
Federal funds sold and short-term investments	33,306	63,004	48,340	72,110
Total interest income	7,907,189	7,085,305	15,941,456	14,018,634

INTEREST EXPENSE
Deposits	1,079,048	1,530,274	2,265,522	2,928,404
Borrowings	103,639	103,712	221,561	210,632
Redeemable subordinated debentures	96,580	237,280	195,892	501,434
Total interest expense	1,279,267	1,871,266	2,682,975	3,640,470

Net interest income	6,627,922	5,214,039	13,258,481	10,378,164
PROVISION FOR LOAN LOSSES	549,998	275,000	1,149,996	674,998
Net interest income after provision for loan losses	6,077,924	4,939,039	12,108,485	9,703,166

NON-INTEREST INCOME
Service charges on deposit accounts	231,256	234,898	459,228	410,740
Gain on sales of loans	495,147	411,643	963,364	848,382
Income on bank-owned life insurance	113,176	103,522	225,098	198,659
Other income	348,387	390,249	705,441	707,281
Total non-interest income	1,187,966	1,140,312	2,353,131	2,165,062

NON-INTEREST EXPENSE
Salaries and employee benefits	3,154,903	2,843,948	6,095,253	5,420,612
Occupancy expense	613,534	580,969	1,337,320	1,147,707
Data processing expenses	252,545	313,776	516,120	617,249
FDIC insurance expenses	139,873	246,458	287,266	474,005
Other operating expenses	1,213,119	1,170,634	2,750,532	2,159,044

Total non-interest expenses	5,373,974	5,155,785	10,986,491	9,818,617
Income before income taxes	1,891,916	923,566	3,475,125	2,049,611

INCOME TAXES	593,808	94,650	1,010,285	430,827
Net income	$1,298,108	$828,916	$2,464,840	$1,618,784

NET INCOME PER SHARE
Basic	$0.25	$0.16	$0.48	$0.32
Diluted	$0.25	$0.16	$0.48	$0.32

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
NET INCOME	$1,298,108	$828,916	$2,464,840	$1,618,784
Other comprehensive income, net of tax
Unrealized gains on securities available for sale	28,135	936,493	37,930	819,296
Pension liability	1,926	1,926	3,852	3,853
Unrealized gain on interest rate swap contract	-	107,191	-	211,562
Other comprehensive income	30,061	1,045,610	41,782	1,034,711
Comprehensive income	$1,328,169	$1,874,526	$2,506,622	$2,653,495

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, January 1, 2011	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156

Exercise of stock options and issuance of vested shares under employee benefit programs	75,058		11,597		86,655
Share-based compensation	27,200				27,200
Treasury stock purchased			(15,354)		(15,354)
Net income for the six months ended June 30, 2011		1,618,784			1,618,784
Other comprehensive income				1,034,711	1,034,711

Balance, June 30, 2011	$39,002,113	$12,360,563	$(62,409)	$1,132,885	$52,433,152

Balance, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775
Exercise of stock options, net, and issuance of vested shares under employee benefit programs	176,371				176,371
Share-based compensation	48,777				48,777
Treasury stock purchased			(58,270)		(58,270)
Net Income for the six months ended June 30, 2012		2,464,840			2,464,840
Other comprehensive income				41,782	41,782

Balance, June 30, 2012	$41,073,077	$15,535,446	$(68,492)	$1,133,244	$57,673,275

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,464,840	$1,618,784
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	1,149,996	674,998
Provision for loss on other real estate owned	501,644	147,178
Depreciation and amortization	579,455	510,473
Net amortization of premiums and discounts on securities	750,689	815,173
Gains on sales of loans held for sale	(963,364)	(848,382)
Originations of loans held for sale	(79,079,430)	(47,402,373)
Proceeds from sales of loans held for sale	82,681,059	62,498,228
Income on Bank – owned life insurance	(225,098)	(198,659)
Share-based compensation expense	224,221	187,921
Decrease (increase) in accrued interest receivable	228,889	(276,159)
Decrease (increase) in other assets	211,685	(1,574,006)
Decrease in accrued interest payable	(175,606)	(240,064)
Increase (decrease) in accrued expenses and other liabilities	895,796	(914,212)

Net cash provided by operating activities	9,244,776	14,998,900
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(28,280,554)	(69,849,189)
Held to maturity	-	(83,188,354)
Proceeds from maturities and prepayments of securities -
Available for sale	24,322,808	44,610,442
Held to maturity	18,892,905	22,600,347
Net (increase) decrease in loans	(5,260,752)	69,306,181
Capital expenditures	(635,328)	(347,008)
Additional investment in other real estate owned	(81,812)	(607,158)
Proceeds from sales of other real estate owned	855,030	1,629,315
Cash consideration received in connection with acquisition of branches	-	101,539,588

Net cash provided by investing activities	9,812,297	85,694,164

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	176,371	86,655
Purchase of Treasury Stock	(58,270)	(15,354)
Net increase (decrease) in demand, savings and time deposits	45,208,965	(12,517,290)
Net (decrease) in borrowings	(63,000,000)	(15,900,000)

Net cash used in financing activities	(17,672,934)	(28,345,989)

Increase in cash and cash equivalents	1,384,139	72,347,075

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	15,195,259	17,710,501

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$16,579,398	$90,057,576

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,858,581	$3,880,534
Income taxes	887,000	857,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$470,405	$3,107,664

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, common stock options and unvested restricted stock awards (as defined below), using the treasury stock method. All share information has been adjusted for the effect of a 5% common stock dividend declared December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

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

	Three Months Ended June 30, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,298,108	5,096,317	$0.25

Effect of dilutive securities:
Stock options and unvested stock awards		102,094

Diluted EPS:
Net income plus assumed conversion	$1,298,108	5,198,411	$0.25

	Three Months Ended June 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$828,916	5,043,504	$0.16

Effect of dilutive securities:
Stock options and unvested stock awards		48,938

Diluted EPS
Net income plus assumed conversion	$828,916	5,092,442	$0.16

	Six Months Ended June 30, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per share:
Net income	$2,464,840	5,096,252	$0.48

Effect of dilutive securities:
Stock options and unvested stock awards		81,062

Diluted EPS
Net income plus assumed conversion	$2,464,840	5,177,314	$0.48

	Six Months Ended June 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,618,784	5,043,324	$0.32

Effect of dilutive securities:
Stock options and unvested stock awards		61,722

Diluted EPS:
Net income plus assumed conversion	$1,618,784	5,105,046	$0.32

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012:	Cost	Gains	Losses	Value

Available for sale-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$16,984,686	$115,414	$0	$17,100,100
Residential collateralized mortgage obligations – GSE	11,038,324	428,381	0	11,466,705
Residential collateralized mortgage obligations – non-GSE	3,522,276	120,913	(10,204)	3,632,985
Residential mortgage backed securities – GSE	34,832,648	2,045,098	(4)	36,877,742
Obligations of State and
Political subdivisions	5,350,838	389,276	(1,017)	5,739,097
Trust preferred debt securities – single issuer	2,464,748	0	(568,775)	1,895,973
Corporate Debt Securities	19,219,511	24,192	(167,507)	19,076,196
Restricted stock	1,723,800	0	0	1,723,800
Mutual fund	25,000	0	0	25,000

	$95,161,831	$3,123,274	$(747,507)	$97,537,598

June 30, 2012:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,098,502	$0	$3,098,502	$39,763	$0	$3,138,265
Residential collateralized Mortgage obligations – GSE	22,705,219	0	22,705,219	1,105,555	0	23,810,774
Residential collateralized Mortgage obligations - non-GSE	13,471,005	0	13,471,005	760,872	0	14,231,877
Residential mortgage backed securities – GSE	18,054,413	0	18,054,413	945,468	0	18,999,881
Obligations of State and
Political subdivisions	43,109,946	0	43,109,946	2,996,861	0	46,106,807
Trust preferred debt securities – pooled	651,788	(500,944)	150,844	0	(61,602)	89,242
Corporate debt securities	22,402,289	0	22,402,289	89,769	(12,449)	22,479,609

	$123,493,162	$(500,944)	$122,992,218	$5,938,288	$(74,051)	$128,856,455

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations – GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations – non-GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities – single issuer	2,463,296	0	(712,055)	1,751,241
Corporate Debt Securities	1,443,762	0	(7,818)	1,435,944
Restricted stock	4,412,600	0	0	4,412,600
Mutual fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

December 31, 2011:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential mortgage backed securities – GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – non-GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities – pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

Restricted stock at June 30, 2012 and December 31, 2011 consisted of $1,708,800 and $4,397,600, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$6,033,171	$6,063,510
Residential backed securities-GSE	36,231	38,052
Corporate Debt Securities	1,755,664	1,760,441
Restricted Stock	1,723,800	1,723,800
Mutual Fund	25,000	25,000
	$9,573,866	$9,610,803
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$10,951,515	$11,036,590
Residential mortgage backed securities-GSE	288,221	304,807
Obligations of State and Political subdivisions	593,820	597,801
Corporate Debt Securities	16,376,971	16,242,005
	$28,210,527	$28,181,203
Due after five years through ten years
Residential collateralized mortgage obligations -GSE	$168,877	$174,044
Residential mortgage backed Securities - GSE	3,357,223	3,662,711
Obligations of State and Political Subdivisions	2,712,683	2,991,213

	$6,238,783	$6,827,968
Due after ten years
Residential collateralized mortgage obligations -GSE	$10,869,447	$11,292,661
Residential collateralized mortgage obligations –non GSE	3,522,276	3,632,985
Residential mortgage backed securities - GSE	31,150,973	32,872,172
Obligations of State and Political subdivisions	2,044,335	2,150,083
Trust Preferred Debt Securities-single issuer	2,464,749	1,895,973
Corporate Debt Securities	1,086,876	1,073,750
	$51,138,655	$52,917,624

Total	$95,161,831	$97,537,598

Held to maturity-
Due in one year or less
Obligations of State and Political subdivisions	$1,665,786	$1,669,328
Corporate Debt Securities	13,475,530	13,523,475
	$15,141,316	$15,192,803

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$3,098,502	$3,138,265
Obligations of State and Political subdivisions	5,198,416	5,410,645
Corporate Debt Securities	8,926,759	8,956,134
	$17,223,677	$17,505,044

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$635,319	$651,756
Residential mortgage backed securities – GSE	4,016,700	4,144,974
Obligations of State and Political subdivisions	22,961,646	24,580,362
	$27,613,665	$29,377,092
Due after ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$0	$0
Residential collateralized mortgage obligations - GSE	22,069,900	23,159,018
Residential collateralized mortgage obligations – non GSE	13,471,005	14,231,877
Residential mortgage backed securities - GSE	14,037,713	14,854,907
Obligations of State and Political subdivisions	13,284,098	14,446,472
Trust Preferred Debt Securities - Pooled	651,788	89,242
	$63,514,504	$66,781,516

Total	$123,493,162	$128,856,455

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations – non-GSE	1	$0	$0	$206,518	$(10,204)	$206,518	$(10,204)

Residential mortgage backed securities - GSE	1	5,113	(4)	0	0	5,113	(4)

Obligations of State and Political Subdivisions	1	522,653	(1,017)	0	0	522,653	(1,017)

Trust preferred debt securities – single issuer	4	0	0	1,895,973	(568,775)	1,895,973	(568,775)

Trust preferred debt securities – pooled	1	0	0	89,242	(562,546)	89,242	(562,546)

Corporate Debt Securities	21	16,074,746	(176,517)	1,180,379	(3,439)	17,255,125	(179,956)

Total temporarily impaired securities	29	$16,602,512	$(177.538)	$3,372,112	$(1,144,964)	$19,974,624	$(1,322,502)

December 31, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage Obligations – non-GSE	1	$0	$0	$251,723	$(20,151)	$251,723	$(20,151)

Residential mortgage backed securities GSE	1	5,280	(7)	0	0	5,280	(7)

Obligations of State and Political Subdivisions	3	1,049,362	(7,885)	0	0	1,049,362	(7,885)

Trust preferred debt securities – Single issuer	4	0	0	1,751,241	(712,055)	1,751,241	(712,055)

Trust preferred debt securities – Pooled	1	0	0	3,508	(643,066)	3,508	(643,066)

Corporate debt securities	25	13,668,246	(211,075)	666,956	(13,527)	14,335,202	(224,602)

Total temporarily impaired securities	35	$14,722,888	$(218,967)	$2,673,428	$(1,388,799)	$17,396,316	$(1,607,766)

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

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to widening of interest rate spreads, the lack of an active trading market for these securities and, to a lesser degree, market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates this security to determine if there is any additional other-than-temporary impairment.  As of June 30, 2012, our evaluation was as follows:

a.
We obtained the PreTSL XXV Depository Institutions Issuer List as of June 30, 2012 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

(1) Above 100 – 100% default; 0% recovery;

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

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 25 year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This June 30, 2012 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no OTTI issues were present at June 30, 2012.

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

The following table sets forth information with respect to this security at June 30, 2012:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$651,788	$89,242	($562,546)	65.8%	16.7%	17.5%	15.6%	C/ NR	$102,500,000	20.0%

Notes to table above:

(1)
This percentage represents the amount of specific deferrals / defaults that have occurred, plus those that are known for the following quarters to the total amount of original collateral. Fewer deferrals / defaults produce a lower percentage.

(2)
“Excess subordination” amount is the additional defaults / deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a “break in yield.”  This amount assumes that all currently performing collateral continues to perform.  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The “percent of underlying collateral performing” is the ratio of the “excess subordination amount” to current performing collateral - a higher percent means there is more excess subordination to absorb additional defaults / deferrals, and the better our security is protected from loss.

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment related to credit losses, all of which relate to PreTSL XXV, which have been recognized in earnings for debt securities held to maturity and not intended to be sold.

(in thousands)	Three and six months ended June 30, 2012	Three and six months ended June 30, 2011
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

The following table provides an aging of the loan portfolio by loan class at June 30, 2012:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$0	$0	$59,650,806	$59,650,806	$0	$0
Commercial Business	599,605	0	262,737	862,342	57,197,323	58,059,665	42,320	479,072
Commercial Real Estate	2,609,703	0	1,093,793	3,703,496	103,662,142	107,365,638	0	2,024,487
Mortgage Warehouse Lines	0	0	0	0	230,776,678	230,776,678	0	0

Residential Real Estate	463,679	0	0	463,679	10,860,661	11,324,340	0	140,492

Consumer
Loans to Individuals	0	0	54,904	54,904	11,384,790	11,439,694	0	54,904
Other	0	0	0	0	227,448	227,448	0	0

Deferred Loan Fees	0	0	0	0	950,823	950,823	0	0

Total	$3,762,987	$0	$1,411,434	$5,084,421	$474,710,671	$479,795,092	$42,320	$2,698,955

The following table provides an aging of the loan portfolio by loan class at December 31, 2011:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$ 0	$ 0	$ 140,055	$ 140,055	$ 49,145,728	$49,285,783	$ 0	$ 140,055
Commercial Business	364,743	564,152	122,535	1,051,430	49,733,244	50,784,674	0	669,166
Commercial Real Estate	0	245,874	503,877	749,751	98,887,225	99,636,976	0	1,443,220
Mortgage Warehouse Lines	0	0	0	0	249,345,831	249,345,831	0	0

Residential Real Estate	905,310	0	661,171	1,566,481	11,112,827	12,885,352	0	661,171

Consumer
Loans to Individuals	0	144,904	77,858	222,762	11,996,878	12,219,640	0	77,858
Other	0	0	0	0	255,556	255,556	0	0

Deferred Loan Costs	0	0	0	0	1,017,959	1,017,959	0	0

Total	$1,270,053	$ 954,930	$1,505,496	$3,730,479	$471,701,292	$475,431,771	$ 0	$ 2,991,470

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

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

•	General economic conditions;
•	Trends in charge-offs;
•	Trends and levels of delinquent loans;
•	Trends and levels of non-performing loans, including loans over 90 days delinquent;
•	Trends in volume and terms of loans;
•	Levels of allowance for specific classified loans; and
•	Credit concentrations.

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

The Company may, from time to time, maintain an unallocated allowance to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

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

Consumer

The Company’s consumer loan portfolio segment is comprised of residential real estate loans, home equity loans and other loans to individuals.  Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and industry historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores;
•	Internal credit risk grades;
•	Loan-to-value ratios;
•	Collateral; and
•	Collection experience.

The Company’s internal credit risk grades are based on the definitions currently utilized by the bank regulatory agencies.  The grades assigned and their definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at the Bank and adequately margined. Loans that are based upon “blue chip” stocks listed on the major exchanges and adequately margined.

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and whose long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials and service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and repayment ability of individuals or company principals are excellent.  Loans to individuals supported by high net worths and liquid assets.

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

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower’s ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is “one man” or incompetent or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

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

7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category should immediately be eliminated from the Bank’s loan loss reserve.  Any accrued interest should immediately be backed out of income.

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2012.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$54,594,154	$55,393,231	$80,134,127	$230,776,678	$11,183,848
Special Mention	1,041,045	1,159,276	19,287,729	0	0
Substandard	4,015,607	1,364,009	7,795,550	0	140,492
Doubtful	0	143,149	148,232	0	0
Total	$59,650,806	$58,059,665	$107,365,638	$230,776,678	$11,324,340

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$11,384,790	$227,448
Nonperforming	54,904	0
Total	$11,439,694	$227,448

       The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2011.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$ 44,106,827	$ 47,973,545	$ 84,642,510	$249,345,831	$ 12,224,181
Special Mention	5,038,901	1,657,993	10,574,489	0	142,477
Substandard	107,405	865,160	3,823,225	0	518,694
Doubtful	32,650	287,976	596,752	0	0
Total	$ 49,285,783	$ 50,784,674	$ 99,636,976	$249,345,831	$ 12,885,352

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$ 12,141,782	$ 255,556
Nonperforming	77,858	0
Total	$ 12,219,640	$ 255,556

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain; or (2) they are contractually past due 90 days or more as to interest or principal payments unless they are both well secured and in the process of collection.

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2012 and December 31, 2011:

Period-End Allowance for Credit Losses by Impairment Method – June 30, 2012
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,647,605	$903,401	$2,304,010	$1,153,883	$122,510	$123,213	$2,798	$0	$0	$6,257,420

Ending Balance
Individually evaluated for impairment	0	138,597	357,074	0	28,566	0	0	0	0	524,237
Collectively evaluated for impairment	1,647,605	764,804	1,946,936	1,153,883	93,944	123,213	2,798	0	0	5,733,182

Loans receivables:
Ending Balance	$59,650,806	$58,059,665	$107,365,638	$230,776,678	$11,324,340	$11,439,694	$227,448	$0	$950,823	$479,795,092
Individually evaluated for impairment	0	851,819	2,507,360	0	140,492	54,904	0	0	0	3,554,575
Collectively evaluated for impairment	59,650,806	57,207,846	104,858,278	230,776,678	11,183,848	11,384,790	227,448	0	950,823	476,240,517

Period-End Allowance for Credit Losses by Impairment Method – December 31, 2011
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$0	$5,534,450

Ending Balance
Individually evaluated for impairment	0	283,424	186,055	0	11,619	77,858	0	0	0	558,956
Collectively evaluated for impairment	1,054,695	651,218	1,411,647	1,122,056	79,457	109,494	2,377	544,550	0	4,975,494

Loans receivables:
Ending Balance	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352	$12,219,640	$255,556	0	$1,017,959	$475,431,771
Individually evaluated for impairment	140,055	952,156	1,934,120	0	661,171	77,858	0	0	0	3,765,360
Collectively evaluated for impairment	49,145,728	49,832,518	97,702,856	249,345,831	12,224,181	12,141,782	255,556	0	1,017,959	471,666,411

The allowance for loan loss by loan class at both June 30, 2012 and December 31, 2011, and related activity for the six months ended June 30, 2012, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	0	0	0	(77,858)	(6,001)	0	(261,336)
Recoveries of loans charged off	3,403	5,427	0	0	0	0	0	0	8,830
Balance - March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942
Provision charged to operations	429,656	111,410	464,946	147,278	13,631	(8,357)	(381)	(608,185)	549,998
Loans charged off	(25,000)	(20,199)	0	0	(130,694)	0	0	0	(175,893)
Recoveries of loans charged off	0	1,191	182	0	0	0	0	0	1,373
Balance - June 30, 2012	$1,647,605	$903,401	$2,304,010	$1,153,883	$122,510	$123,213	$2,798	$0	$6,257,420

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

	Impaired Loans Receivables (By Class) – June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter- End June 30, 2012 Average Recorded Investment	Quarter- End June 30, 2011 Average Recorded Investment	Year to Date 2012 Average Recorded Investment	Year to Date 2011 Average Recorded Investment	Quarter- End June 30, 2011 Interest Income Recognized	Quarter- End June 30, 2011 Interest Income Recognized	Year to Date 2012 Interest Income Recognized	Year to Date 2011 Interest Income Recognized
With no related allowance:

Commercial

Construction	$0	$0	$0	$35,802	$113,947	$71,603	$1,555,877	$0	$0	$0	$0
Commercial Business	431,381	474,063	0	423,129	348,094	415,353	286,550	0	0	0	0
Commercial Real Estate	0	0	0	81,666	292,682	208,536	358,490	0	0	0	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	431,381	474,063	0	540,597	754,723	695,492	2,200,917	0	0	0	0
Residential Real Estate	0	0	0	0	0	47,199	0	0	0	0	0

Consumer
Loans to Individuals	54,904	54,904	0	54,904	0	54,904	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Subtotal	54,904	54,904	0	54,904	0	54,904	0	0	0	0	0
Subtotal With no related allowance:	486,285	528,967	0	595,501	754,723	797,595	2,200,917	0	0	0	0

With an allowance:

Commercial

Construction	0	0	0	0	3,268,474	0	3,154,480	0	0	0	0
Commercial Business	420,438	565,265	138,597	435,032	832,399	429,700	593,070	3,790	0	7,439	0
Commercial Real Estate	2,507,360	2,614,922	357,074	2,313,770	1,111,122	1,952,730	1,047,746	6,792	0	14,209	0
Mortgage Warehouse Lines	0	0	0	0	0	0	0	0	0	0	0
Subtotal	2,927,798	3,180,187	495,671	2,748,802	5,211,995	2,382,430	4,795,296	10,582	0	21,648	0
Residential Real Estate	140,492	140,492	28,566	313,517	519,000	439,616	432,854	0	3,028	0	4,544

Consumer
Loans to Individuals	0	0	0	0	77,858	0	77,858	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	77,858	0	77,858	0	0	0	0
Subtotal with an allowance:	3,068,290	3,320,679	524,237	3,062,319	5,808,853	2,822,046	5,306,008	10,582	3,028	21,648	4,544

Total:
Commercial	3,359,179	3,654,250	495,671	3,289,399	5,966,718	3,077,922	6,996,213	10,582	0	21,648	0
Residential Real Estate	140,492	140,492	28,566	313,517	519,000	486,815	432,854	0	3,028	0	4,544
Consumer	54,904	54,904	0	54,904	77,858	54,904	77,858	0	0	0	0
Total	$3,554,575	$3,849,646	$524,237	$3,657,820	$6,563,576	$3,619,641	$7,506,925	$10,582	$3,028	$21,648	$4,544

Impaired Loans Receivables (By Class)
December 31 ,2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$140,055	$277,405	$0	$610,358	$0
Commercial Business	381,190	426,803	0	257,942	0
Commercial Real Estate	503,877	611,389	0	457,464	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,025,122	1,315,597	0	1,325,764	0

Residential Real Estate	142,477	142,477	0	11,873

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with no Related Allowance	1,167,599	1,315,597	0	1,337,637	0

With an allowance:

Commercial
Construction	0	0	0	2,389,162	0
Commercial Business	570,966	570,966	283,424	791,808	10,001
Commercial Real Estate	1,430,243	1,430,243	186,055	1,036,007	2,294
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,001,209	2,001,209	469,479	4,216,977	12,295

Residential Real Estate	518,694	518,694	11,619	490,081	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0

Subtotal with an Allowance	2,597,761	2,597,761	558,956	4,784,916	12,295
Total:
Commercial	3,026,331	3,316,806	469,479	5,542,741	12,295
Residential Real Estate	661,171	518,694	11,619	501,954	0
Consumer	77,858	77,858	77,858	77,858	0
Total	$3,765,360	$3,913,358	$558,956	$6,122,553	$12,295

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011.  ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  As a result of our adoption of ASU No. 2011-02, we reassessed the terms of loan restructurings.  The following table is a breakdown of troubled debt restructuring activity during the six months ended June 30, 2012.

	Number of Contracts	Pre-modification outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$137,028	$137,028

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings During the Prior Twelve Months that subsequently Defaulted:
Commercial	1	$22,471
Residential Real Estate	1	$518,694

If the Bank determines that a borrower has suffered deterioration in its financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  The modifications employed by the Bank during the six month period ended June 30, 2012 resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,298,193 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of June 30, 2012, there were 123,974 shares of common stock (as adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $48,777 and $27,200 for the six months ended June 30, 2012 and 2011, respectively.

Transactions under the Stock Plans during the six months ended June 30, 2012 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2012	196,906	$9.66
Granted	26,670	6.42
Exercised	(327)	5.96
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	223,249	$9.28	6.1	$293,458

Exercisable at June 30, 2012	162,094	$10.25	5.1	$104,972

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2012 are as follows:

Fair value of options granted	$2.20
Risk-free rate of return	0.84%
Expected option life in years	7
Expected volatility	31.48%
Expected dividends (1)	-

(1) To date, the Company has not paid any cash dividends on its common stock.

As of June 30, 2012, there was approximately $146,906 of unrecognized compensation cost related to nonvested stock option based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the six months ended June 30, 2012 (as adjusted to reflect the 5% stock dividend declared in December 2011):

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2012	151,753	$6.87
Granted	1,995	6.42
Vested	(20,875)	8.12
Forfeited	-	-
Non-vested at June 30, 2012	132,873	$6.67

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $175,444 and $160,721 for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, there was approximately $661,325 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next four years.

(7)  Benefit Plans

The Company has a 401(k) plan which covers substantially all employees with six months or more of service.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the “SERPs”).  The SERPs are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the SERPs.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s SERPs for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$61,823	$68,425	$123,646	$136,850
Interest cost	50,073	57,057	100,146	114,114
Actuarial (gain) loss recognized	5,300	(2,062)	10,600	(4,124)
Prior service cost recognized	24,858	19,859	49,716	39,718
	$142,054	$143,279	$284,108	$286,558

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects were as follows:

	June 30,	December 31,
	2012	2011
Unrealized holding gains on securities available for sale	$2,375,768	$2,318,299
Related income tax effect	(807,760)	(788,221)
	1,568,008	1,530,078

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Pension liability	(172,220)	(178,661)
Related income tax effect	68,079	70,668
	(104,141)	(107,993)

Accumulated other comprehensive income	$1,133,244	$1,091,462

The components of other comprehensive income and their related income tax effects for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Unrealized holding gains on securities available for sale	$42,628	$1,418,929	$57,469	$1,241,357
Related income tax effect	(14,493)	(482,436)	(19,539)	(422,061)
	28,135	936,493	37,930	819,296

Unrealized holding loss on interest rate swap contract	-	179,773	-	353,552
Related income tax effect	-	(72,582)	-	(141,990)
	-	107,191	-	211,562

Pension liability	3,220	3,219	6,441	6,438
Related income tax effect	(1,294)	(1,293)	(2,589)	(2,585)
	1,926	1,926	3,852	3,853
Other comprehensive income	$30,061	$1,045,610	$41,782	$1,034,711

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

ASU 2011-08 (Testing for Goodwill for Impairment)

In September, 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment”. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles-Goodwill and other.  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value.  If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is evaluating the impact of this ASU on its consolidated financial statements.

ASU 2011-05 (Presentation of Comprehensive Income)

The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either a statement of comprehensive income, which reports both net income and other comprehensive income, or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“AOCI”) in Accounting Standards Update No. 2011-05,” was issued by the FASB on December 23, 2011. This ASU defers the implementation of only those provisions in ASU 2011-05 dealing with the presentation of items reclassified out of AOCI.

The amendments in ASU 2011-12 and ASU 2011-05 are effective at the same time: For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The requirements are effective for nonpublic entities for fiscal years ending after December 15, 2012. The FASB has published a short recap of the reasons for the ASU 2011-12 deferrals.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$17,100,100	$-	$-	$17,100,100
Residential collateralized mortgage obligations- GSE	-	11,466,705	-	11,466,705
Residential collateralized mortgage obligations - non GSE	-	3,632,985	-	3,632,985
Residential mortgage backed securities – GSE	-	36,877,742	-	36,877,742
Obligations of State and Political subdivisions	-	5,739,097	-	5,739,097
Trust preferred debt securities – single issuer	-	1,895,973	-	1,895,973
Corporate debt securities	-	19,076,196	-	19,076,196
Restricted stock	-	1,723,800	-	1,723,800
Mutual fund	-	25,000	-	25,000

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012:
Impaired loans	-	-	$2,544,053	$2,544,053
Other real estate owned	-	-	3,000,619	3,000,619

December 31, 2011:
Impaired loans	-	-	$2,038,805	$2,038,805
Other real estate owned	-	-	491,536	491,536

Impaired loans, measured at fair value and included in the above table, consisted of 12 loans having an aggregate balance of $3,068,290 and specific loan loss allowances of $524,237 at June 30, 2012 and nine loans at December 31, 2011 having an aggregate balance of $2,597,761 and specific loan loss allowances of $558,956.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
June 30, 2012
Impaired loans	$2,544,053	Appraisal of	Appraisal
		collateral (1)	adjustments (1)	5-50%
$3,000,619
Other Real Estate Owned		Appraisal of	Appraisal
		collateral (1)	adjustments (1),(2)	8-60%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses

The fair values of other real estate owned was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

The following is a summary of fair value versus the carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of their assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.

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

Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposit to a schedule of aggregated expected monthly maturities of time deposits.

Borrowings and Subordinated Debentures (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturities.

The estimated fair values, and the recorded book balances, at June 30, 2012 and December 31, 2011 are as follows:

	December 31, 2011
	Carrying	Fair
	Value	Value

Cash and cash equivalents	$15,195,259	$15,195,259
Securities available for sale	93,683,774	93,683,774
Securities held to maturity	142,474,423	147,621,280
Loans held for sale	19,234,111	19,234,111
Loans, net	469,897,000	471,634,000
Accrued interest receivable	2,996,848	2,996,848
Deposits	(623,862,485)	(625,764,000)
Borrowings	(88,300,000)	(90,163,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)
Accrued interest payable	(1,186,511)	(1,186,511)

			June 30, 2012

	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$16,579,398	$-	$16,579,398	$-	$16,579,398
Securities available for sale	97,537,598	17,100,100	80,437,498	-	97,537,598
Securities held to maturity	122,992,218	-	128,856,455	-	128,856,455
Loans held for sale	16,595,846	16,595,846	-	-	16,595,846
Loans, net	473,537,672	-	-	476,920,000	476,920,000
Accrued interest receivable	2,767,959	-	2,767,959	-	2,767,959
Deposits	(669,071,450)	-	(670,964,000)	-	(670,964,000)
Borrowings	(25,300,000)	-	(26,945,000)	-	(26,945,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,010,905)	-	(1,010,905)	-	(1,010,905)

Loan commitments and standby letters of credit as of June 30, 2012 and December 31, 2011 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2012 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  When used in this and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2011, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary

The Company realized net income of $1,298,108 for the three months ended June 30, 2012, an increase of $469,192, or 56.6%, from the $828,916 reported for the three months ended June 30, 2011.  The increase was due primarily to increases in net interest income and non-interest income which, in total, offset increases in the provision for loan losses and non-interest expenses.  Net income per diluted common share was $0.25 for the three months ended June 30, 2012 compared to net income per diluted common share of $0.16 for the three months ended June 30, 2011.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Key performance ratios improved for the three months ended June 30, 2012 due to higher net income for that period compared to the three months ended June 30, 2011.  Return on average assets and return on average equity were 0.68% and 9.18% for the three months ended June 30, 2012 compared to 0.45% and 6.55%, respectively, for the three months ended June 30, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin on a tax-equivalent basis for the three months ended June 30, 2012 was 3.87% as compared to the 3.25% net interest margin recorded for the three months ended June 30, 2011, an increase of 62 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.8% of the Company’s net revenues for the three month period ended June 30, 2012 and 82.1% of net revenues for the three month period ended June 30, 2011. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $1,413,883, or 27.1%, to $6,627,922 for the three months ended June 30, 2011 from the $5,214,039 reported for the three months ended June 30, 2011.  The increase in net interest income was primarily attributable to lower rates paid on interest-bearing liabilities during the current period.  The average rate paid on interest-bearing liabilities for the three months ended June 30, 2012 was 0.89%, a reduction of 43 basis points compared to 1.32% paid for the three months ended June 30, 2011. The portfolio yield increased despite declining market rates due to a shift in average assets away from securities into loans which typically have higher yields than securities.

Average interest earning assets increased by $43,581,005, or 6.6%, to $707,149,181 for the three month period ended June 30, 2012 from $663,568,176 for the three month period ended June 30, 2011.  The overall yield on interest earning assets, on a tax-equivalent basis, increased 22 basis points to 4.60% for the three month period ended June 30, 2012 when compared to 4.38% for the three month period ended June 30, 2011.  The portfolio yield increased despite declining market rates due to a shift in average assets away from securities and into loans.

Average interest bearing liabilities increased by $10,681,057, or 1.9%, to $577,646,246 for the three month period ended June 30, 2012 from $566,965,189 for the three month period ended June 30, 2011.  Overall, the cost of total interest bearing liabilities decreased 43 basis points to 0.89% for the three months ended June 30, 2012 compared to 1.32% for the three months ended June 30, 2011.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.87% for the three months ended June 30, 2012 compared to 3.25% the three months ended June 30, 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $549,998 for the three months ended June 30, 2012 compared to $275,000 for the three months ended June 30, 2011.  The increased provision for 2012 was primarily the result of increased general allowances on construction loans and commercial real estate loans.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2012 was $1,187,966, an increase of $47,654, or 4.2%, over non-interest income of $1,140,312 for the three months ended June 30, 2011.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues decreased to $231,256 for the three months ended June 30, 2012 from $234,898 for the three months ended June 30, 2011.

Gain on sales of loans held for sale increased by $83,504, or 20.3%, to $495,147 for the three months ended June 30, 2012 compared to $411,643 for the three months ended June 30, 2011.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales increased significantly for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $113,176 for the three months ended June 30, 2012 compared to $103,522 for the three months ended June 30, 2011, an increase of $9,654 for the second quarter of 2012 as compared to the second quarter of 2011. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services contributed $348,387 to the other income component of non-interest income for the three months ended June 30, 2012 compared to $390,249 for the three months ended June 30, 2011, a decrease of $41,862 for the second quarter of 2012 as compared to the second quarter of 2011.

Non-Interest Expense

Non-interest expenses increased by $218,189, or 4.2%, to $5,373,974 for the three months ended June 30, 2012 from $5,155,785 for the three months ended June 30, 2011.  The current period increase in other real estate owned expenses was the primary cause for this current period increase in total non-interest expense when compared with the prior period’s non-interest expense.  The following table presents the major components of non-interest expenses for the three months ended June 30, 2012 and 2011.

Non-interest Expenses
	Three months ended June 30,
	2012	2011

Salaries and employee benefits	$3,154,903	$2,843,948
Occupancy expenses	613,534	580,969
Data processing services	252,545	313,776
Marketing	53,789	52,021
Regulatory, professional and other fees	232,028	286,084
FDIC insurance expense	139,873	246,458
Other real estate owned expenses	418,563	72,971
Amortization of intangible assets	66,991	66,992
All other expenses	418,748	692,566
	$5,373,974	$5,155,785

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $310,955, or 10.9%, to $3,154,903 for the three months ended June 30, 2012 compared to $2,843,948 for the three months ended June 30, 2011. The increase in salaries and employee benefits for the three months ended June 30, 2012 was a result of regular merit increases and increased health care costs.

Occupancy expenses increased by $32,565, or 5.6%, to $613,534 for the three months ended June 30, 2012 compared to $580,969 for the three months ended June 30, 2011.   The increase in occupancy expenses was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services has decreased to $252,545 for the three months ended June 30, 2012 from $313,776 for the three months ended June 30, 2011, as Bank management reviewed all data processing systems during the second quarter of 2012, streamlined operating efficiencies and purged non-essential elements, resulting in lower monthly costs.

Regulatory, professional and other fees decreased by $54,056, or 18.9%, to $232,028 for the three months ended June 30, 2012 compared to $286,084 for the three months ended June 30, 2011.  During the second quarter of 2011, the Company incurred non-recurring professional fees in connection with the March 2011 Acquisition, which was completed on March 25, 2011.

Other real estate owned expenses increased by $368,592 to $441,563 for the three months ended June 30, 2012 compared to $72,971 for the three months ended June 30, 2011 as the Company incurred increased loss provisions, property taxes, and maintenance expenses on more properties during the second quarter of 2012 compared to the second quarter of 2011.

FDIC insurance expense decreased to $139,873 for the three months ended June 30, 2012 compared to $246,458 for the three months ended June 30, 2011 as a result of the changes required by the Dodd-Frank Act with respect to FDIC premium assessment rules.

All other expenses decreased to $418,748 for the three months ended June 30, 2012 from $692,566 for the three months ended June 30, 2011 primarily due to decreases in the Bank’s office and supplies expenses.  During the second quarter of 2012, fewer maintenance agreements on equipment were renewed as compared with the same period in the prior year.  In addition, the Bank contracted with a new vendor for office supplies during the second quarter of 2012 that has resulted in reduced costs as compared with the same period in 2011.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 68.8% for the three months ended June 30, 2012 compared to 81.1% for the three months ended June 30, 2011.

Income Taxes

Income tax expense increased by $499,158 to $593,808 for the three months ended June 30, 2012 from $94,650 for the three months ended June 30, 2011.  The increase was primarily due to a higher level of pretax income for the second quarter of 2012 as compared to the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary

The Company realized net income of $2,464,840 for the six months ended June 30, 2012, an increase of 52.3% from the $1,618,784 reported for the six months ended June 30, 2011.  The increase was due primarily to increases in net interest income and non-interest income which, in total, offset increases in the provision for loan losses and non-interest expenses for the six months ended June 30, 2012 compared to the same period in 2011.

Diluted net income per common share was $0.48 for the six months ended June 30, 2012 compared to diluted net income per common share of $0.32 for the six months ended June 30, 2011.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 15, 2011, and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Key performance ratios improved for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to higher net income for the 2012 period.  Return on average assets and return on average equity were 0.65% and 8.81% for the six months ended June 30, 2012 compared to 0.47% and 6.52%, respectively, for the six months ended June 30, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the six months ended June 30, 2012 was 3.92% as compared to the 3.38% net interest margin recorded for the six months ended June 30, 2011, an increase of 54 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.9% of the Company’s net revenues for the six month period ended June 30, 2012 and 82.7% of net revenues for the six month period ended June 30, 2011. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items and the Company’s average yield or rate for the six month periods ended June 30, 2012 and 2011, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Federal Funds Sold/Short-Term Investments	$36,860,458	$48,340	0.26%	$53,784,770	$72,110	0.27%
Investment Securities:
Taxable	171,349,167	2,327,759	2.72%	208,521,295	2,788,077	2.70%
Tax-exempt	51,276,230	1,230,374	4.81%	37,213,024	942,463	5.04%
Total	222,625,397	3,558,133	3.21%	245,734,319	3,730,540	3.06%

Loan Portfolio:
Construction	54,948,513	1,855,335	6.77%	64,630,882	1,994,670	6.22%
Residential real estate	12,303,773	316,592	5.16%	10,512,306	322,570	6.19%
Home Equity	10,779,569	303,956	5.65%	12,380,687	353,045	5.75%
Commercial and commercial real estate	144,033,903	5,287,559	7.36%	131,980,885	5,047,386	7.71%
Mortgage warehouse lines	184,622,769	4,396,188	4.78%	95,073,344	2,348,262	4.98%
Installment	378,818	12,629	6.69%	429,371	14,948	7.02%
All Other Loans	32,259,311	561,304	3.49%	23,078,861	440,765	3.85%
Total	439,326,656	12,733,563	5.81%	338,086,336	10,521,646	6.28%

Total Interest-Earning Assets	698,812,511	16,340,036	4.69%	637,605,425	14,324,296	4.53%

Allowance for Loan Losses	(5,955,926)			(6,007,813)
Cash and Due From Bank	12,726,136			23,608,726
Other Assets	52,881,065			39,973,930
Total Assets	$758,463,786			$695,180,268

Liabilities and Shareholders’ Equity: Interest-Bearing Liabilities:
Money Market and NOW Accounts	$204,902,097	$542,887	0.53%	$164,207,897	$853,425	1.05%
Savings Accounts	191,355,779	620,354	0.65%	179,218,559	747,154	0.84%
Certificates of Deposit	147,499,965	1,101,598	1.50%	157,516,362	1,327,825	1.70%
Other Borrowed Funds	16,220,330	221,561	2.74%	11,396,740	210,632	3.56%
Trust Preferred Securities	18,557,000	195,892	2.12%	18,557,000	501,434	5.37%
Total Interest-Bearing Liabilities	578,535,171	2,682,292	0.93%	531,436,558	3,640,470	1.38%

Net Interest Spread			3.76%			3.15%

Demand Deposits	115,201,429			103,997,443
Other Liabilities	8,634,205			9,677,753
Total Liabilities	702,370,805			645,111,754
Shareholders’ Equity	56,092,981			50,068,514
Total Liabilities and Shareholders’ Equity	$758,463,786			$695,180,268

Net Interest Margin		$13,657,744	3.92%		$10,683,826	3.38%

The Company’s net interest income increased by $2,880,317, or 27.8%, to $13,258,481 for the six months ended June 30, 2012 from the $10,378,164 reported for the six months ended June 30, 2011. The increase in net interest income was attributable to an increased loan portfolio volume combined with lower rates paid on interest-bearing liabilities, which was more than sufficient to offset the reduced volume of the investment portfolio.

Average interest earning assets increased by $61,207,086, or 9.6%, to $698,812,511 for the six month period ended June 30, 2012 from $637,605,425 for the six month period ended June 30, 2011.  The average investment securities portfolio decreased by $23,108,922, or 9.4%, to $222,625,397 for the six month period ended June 30, 2012 compared to $245,734,319 for the six month period ended June 30, 2011 as proceeds from maturities and prepayments of U.S. Government sponsored agency bonds and obligations of states and political subdivisions during the 2012 period were being invested in the loan portfolio.  The average loan portfolio increased by $101,240,320, or 29.9%, to $439,326,656 for the six month period ended June 30, 2012 compared to $338,086,336 for the six month period ended June 30, 2011.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $9,682,369, or 15.0%, to $54,948,513 for the six month period ended June 30, 2012 compared to $64,630,882 for the six month period ended June 30, 2011 as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, increased 16 basis points to 4.69% for the six month period ended June 30, 2012 when compared to 4.53% for the six month period ended June 30, 2011.

Average interest bearing liabilities increased by $47,098,613, or 8.9%, to $578,535,171 for the six month period ended June 30, 2012 from $531,436,558 for the six month period ended June 30, 2011.  Overall, the cost of total interest bearing liabilities decreased 45 basis points to 0.93% for the six months ended June 30, 2012 compared to 1.38% for the six months ended June 30, 2011.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.92% for the six months ended June 30, 2012 compared to 3.38% the six months ended June 30, 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,149,996 for the six months ended June 30, 2012 compared to $674,998 for the six months ended June 30, 2011.  The increased provision for 2012 was primarily the result of increased general allowances on construction loans and commercial real estate loans.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2012 was $2,353,131, an increase of $188,069, or 8.7%, over non-interest income of $2,165,062 for the six months ended June 30, 2011.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts increased by $48,488, or 11.8%, to $459,228 for the six months ended June 30, 2012 from $410,740 for the six months ended June 30, 2011.  This increase was primarily the result of an increase in the number of deposit accounts subject to service charges during the six months ended June 30, 2012 compared to the prior year period.

Gain on sales of loans increased by $114,982, or 13.6%, to $963,364 for the six months ended June 30, 2012 compared to $848,382 for the six months ended June 30, 2011.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $225,098 for the six months ended June 30, 2012 compared to $198,659 for the six months ended June 30, 2011. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Decreased customer demand for these services contributed to the other income component of non-interest income amounting to $705,441 for the six months ended June 30, 2012, compared to $707,281 for the six months ended June 30, 2011.

Non-Interest Expense

Non-interest expenses increased by $1,167,874, or 11.9%, to $10,986,491 for the six months ended June 30, 2012 from $9,818,617 for the six months ended June 30, 2011.  The March 2011 Acquisition was the primary cause for this current period increase in total non-interest expense and each of its major components when compared with the prior period non-interest expense.  Operating expenses of the three acquired branches are included in all six months of operations for 2012 whereas 2011 operating expenses for the six month period include only three months of expenses for these branches.  The current period increase in other real estate owned expenses was another significant factor contributing to the increase in total non-interest expenses.  The following table presents the major components of non-interest expenses for the six months ended June 30, 2012 and 2011.

Non-interest Expenses	Six months ended June 30,
	2012	2011
Salaries and employee benefits	$6,095,253	$5,420,612
Occupancy expenses	1,337,320	1,147,707
Data processing services	516,120	617,249
Marketing	98,824	79,987
Regulatory, professional and other fees	414,736	484,236
FDIC insurance expense	287,266	474,005
Other real estate owned expenses	819,190	309,352
Amortization of intangible assets	133,983	76,170
All other expenses	1,283,799	1,209,299
	$10,986,491	$9,818,617

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $674,641, or 12.4%, to $6,095,253 for the six months ended June 30, 2012 compared to $5,420,612 for the six months ended June 30, 2011. In addition to the inclusion of three months of salary and benefits costs due to the March 2011 Acquisition,  the increase in salaries and employee benefits for the six months ended June 30, 2012 was a result of regular merit increases and increased health care costs.

Occupancy expenses increased by $189,613, or 16.5%, to $1,337,320 for the six months ended June 30, 2012 compared to $1,147,707 for the six months ended June 30, 2011.  In addition to the operating costs of the three new branches, the increase in occupancy expenses for the current period was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.

Regulatory, professional and other fees decreased by $69,500, or 14.4%, to $414,736 for the six months ended June 30, 2012 compared to $484,236 for the six months ended June 30, 2011.  During the first six months of 2011, the Company incurred additional fees primarily in connection with the March 2011 Acquisition.

Other real estate owned expenses increased by $509,838 to $819,190 for the six months ended June 30, 2012 compared to $309,352 for the six months ended June 30, 2011 as the Company recorded $501,644 in loss provisions during 2012 and incurred property tax and maintenance costs on more properties held as other real estate owned during the first six months of 2012 as compared to the first six months of 2011.

Amortization of intangible assets expense increased to $133,983 for the six months ended June 30, 2012 compared to $76,170 for the six months ended June 30, 2011 as the expense for the current period included six months of amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition versus three months of amortization of this intangible asset in the prior year period.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 70.4% for the six months ended June 30, 2012 compared to 78.3% for the six months ended June 30, 2011.

Income Taxes

The Company had income tax expense of $1,010,285 for the six months ended June 30, 2012 compared to income tax expense of $430,827 for the six months ended June 30, 2011.  The increase in the income tax expense for the 2012 period was primarily due to the higher level of taxable interest income for the first six months of 2012 as compared to the first six months of 2011.

Financial Condition

June 30, 2012 Compared with December 31, 2011

Total consolidated assets at June 30, 2012 were $777,498,573, representing a decrease of $14,228,342, or 1.8%, from total consolidated assets of $791,726,915 at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2012 totaled $16,579,398 compared to $15,195,259 at December 31, 2011. Cash and cash equivalents at June 30, 2012 consisted of cash and due from banks of $16,567,985 and Federal funds sold/short term investments of $11,413. The corresponding balances at December 31, 2012 were $15,183,853 and $11,406, respectively.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at June 30, 2012 amounted to $16,595,846 compared to $19,234,111 at December 31, 2011. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $79,079,430 for the six months ended June 30, 2012.

Investment Securities

Investment securities represented 28.4% of total assets at June 30, 2012 and 29.8% at December 31, 2011. Total investment securities decreased $15,628,381, or 6.6%, to $220,529,816 at June 30, 2012 from $236,158,197 at December 31, 2011.  Purchases of investments totaled $28,280,554 during the six months ended June 30, 2012, and proceeds from calls and repayments totaled $43,215,713 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2012, securities available for sale totaled $97,537,598, which was an increase of $3,853,824, or 4.1%, from securities available for sale totaling $93,683,774 at December 31, 2011.

At June 30, 2012, the securities available for sale portfolio had net unrealized gains of $2,375,767 compared to net unrealized gains of $2,318,299 at December 31, 2011.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2012, securities held to maturity were $122,992,218, a decrease of $19,482,205, or 13.7%, from $142,474,423 at December 31, 2011.  The fair value of the held to maturity portfolio at June 30, 2011 was $128,856,455.

Proceeds from maturities and prepayments of securities during the first six months of 2012 were used primarily to reduce the Company’s borrowings.

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

The following table sets forth the classification of loans by major category at June 30, 2012 and December 31, 2011.

Loan Portfolio Composition	June 30, 2012		December 31, 2011
Component	Amount	% of total	Amount	% of total
Construction loans	$59,650,806	12%	$49,285,783	10%
Residential real estate loans	11,324,340	2%	12,885,352	3%
Commercial business	58,059,665	12%	50,784,674	11%
Commercial real estate	107,365,638	22%	99,636,976	21%
Mortgage warehouse lines	230,776,678	48%	249,345,831	52%
Loans to individuals	11,439,694	2%	12,219,640	3%
Deferred loan fees and costs	950,823	0%	1,017,959	0%
All other loans	227,448	0%	255,556	0%
	$479,795,092	100%	$475,431,771	100%

The loan portfolio increased by $4,363,321, or 0.9%, to $479,795,092 at June 30, 2012, compared to $475,431,771 at December 31, 2011.  The mortgage warehouse lines portfolio decreased by $18,569,153, or 7.4%, to $230,776,678 at June 30, 2012 compared to $249,345,831 at December 31, 2011.  This component’s decrease at June 30, 2012 compared to December 31, 2011 was principally the result of a slowdown in traditional refinance activity as many borrowers that were credit qualified and had the required equity in their homes had previously refinanced their mortgages.

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

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual.

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

Non-performing loans decreased by $292,515 to $2,698,955 at June 30, 2012 from $2,991,470 at December 31, 2011.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans which are in the process of collection and loans secured by residential real estate which is either in foreclosure or under contract to close after June 30, 2012.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased modestly to 0.56% at June 30, 2012 from 0.63% at December 31, 2011.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2012	2011
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	2,698,955	2,991,470
Total non-performing loans	2,698,955	2,991,470
Other real estate owned	11,604,744	12,409,201
Total non-performing assets	$14,303,699	$15,400,671

Non-performing loans to total loans	0.56%	0.63%
Non-performing loans to total loans excluding mortgage warehouse lines	1.08%	1.32%
Non-performing assets to total assets	1.84%	1.95%
Non-performing assets to total assets excluding mortgage warehouse lines	2.62%	2.84%

Non-performing assets decreased by $1,096,972 to $14,303,699 at June 30, 2012 from $15,400,671 at December 31, 2011.  Other real estate owned decreased by $804,457 to $11,604,744 at June 30, 2012 from $12,409,201 at December 31, 2011.  Since December 31, 2011, the Bank sold other real estate owned properties totaling approximately $855,030. In addition, during the six months ended June 30, 2012, the Bank recorded a provision for loss on other real estate owned of $501,644.

At June 30, 2012, the Bank had eight loans totaling $1,254,132 which were troubled debt restructurings.  Three of these loans totaling $398,510 are included in the above table as nonaccrual loans.  The remaining five loans totaling $855,622 are considered performing loans.

Non-performing assets represented 1.84% of total assets at June 30, 2012 and 1.95% at December 31, 2011.

Management takes a proactive approach in addressing delinquent loans. The Company’s President meets weekly with all loan officers to review the status of credits past due 10 days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past due and again at 15 days past due.

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

•	General economic conditions;
•	Trends in charge-offs;
•	Trends and levels of delinquent loans;
•	Trends and levels of non-performing loans, including loans over 90 days delinquent;
•	Trends in volume and terms of loans;
•	Levels of allowance for specific classified loans; and
•	Credit concentrations:

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger balance loans are determined, whenever possible, and used to establish loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

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

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factors which may cause future losses to deviate from historical levels.

The Company may, from time to time, maintain an unallocated allowance to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or part, is in doubt.  Past due loans contractually past due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	June 30,	December 31,	June 30,
	2012	2011	2011
Balance, beginning of period	$5,534,450	$5,762,712	$5,762,712

Provision charged to operating expenses	1,149,996	2,558,328	674,998

Loans charged off :
Construction loans	(57,650)	(2,361,783)	(525,488)
Residential real estate loans	(130,694)	-	-
Commercial and commercial real estate	(165,026)	(437,699)	(46,319)
Loans to individuals	(77,858)	-	-
Lease financing	-	-	-
All other loans	(6,001)	-	-
	(437,229)	(2,799,482)	(571,807)
Recoveries
Construction loans	3,403	8,951	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	6,800	3,941	3,678
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	10,203	12,892	3,678

Net (charge offs) / recoveries	(427,026)	(2,786,590)	(568,129)

Balance, end of period	$6,257,420	$5,534,450	$5,869,581

Loans :
At period end	$479,795,092	$475,431,771	$339,867,302
Average during the period	421,111,355	362,289,390	326,804,031
Net charge offs to average loans outstanding (annualized)	(0.10%)	(0.77%)	(0.17%)

Allowance for loan losses to :
Total loans at period end	1.30%	1.16%	1.73%
Total loans at period end excluding mortgage warehouse lines	2.05%	1.95%	2.40%
Non-performing loans	231.85%	185.01%	103.17%

The Company’s provision for loan losses was $1,149,996 for the six months ended June 30, 2012 compared to $674,998 for the six months ended June 30, 2011.  While the balance of non-performing loans decreased modestly from December 31, 2011 to June 30, 2012, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Net charge offs/recoveries amounted to a net charge-off of $427,027 for the six months ended June 30, 2012.

At June 30, 2012, the allowance for loan losses was $6,257,420 compared to $5,534,450 at December 31, 2011, an increase of $722,970.  The ratio of the allowance for loan losses to total loans at June 30, 2012 and December 31, 2011 was 1.30% and 1.16%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 231.85% at June 30, 2012 compared to 185.01% at December 31, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Demand
Non-interest bearing	$129,822,625	$105,470,543
Interest bearing	197,636,733	201,987,751
Savings	190,844,887	176,198,907
Time	150,767,205	140,205,284
	$669,071,450	$623,862,485

At June 30, 2012, total deposits were $669,071,450, an increase of $45,208,965, or 7.2%, from $623,862,485 at December 31, 2011.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $25,300,000 at June 30, 2012, consisting of FHLB long-term borrowings of $10,000,000 and overnight funds purchased of $15,300,000, compared to $88,300,000 at December 31, 2011, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $78,300,000.

The Bank has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2,673,500, or 4.9%, to $57,673,275 at June 30, 2012 from $54,999,775 at December 31, 2011.  Tangible book value per common share increased by $0.55, or 5.7%, to $10.28 at June 30, 2012 from $9.73 at December 31, 2011.  The current period increase in tangible book value per common share was the result of net income of $2,464,840 for the six months ended June 30, 2012.  The ratio of shareholders’ equity to total assets was 7.42% and 6.95% at June 30, 2012 and December 31, 2011, respectively.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  Five percent stock dividends were declared in 2011 and 2010 and paid in 2012 and 2011, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended June 30, 2012 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2012 and December 31, 2011 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Company
Total Capital to Risk Weighted Assets	$75,505,924	12.51%	$48,292,720	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	69,248,504	11.47%	24,146,360	>4%	N/A	N/A
Tier 1 Capital to Average Assets	69,248,504	9.16%	30,236,111	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$72,789,414	12.06%	$48,292,720	>8%	$60,365,900	>10%
Tier 1 Capital to Risk Weighted Assets	66,531,994	11.02%	24,146,360	>4%	36,219,540	>6%
Tier 1 Capital to Average Assets	66,531,994	8.83%	30,145,771	>4%	37,682,241	>5%

As of December 31, 2011
Company
Total Capital to Risk Weighted Assets	$72,037,863	12.22%	$40,335,354	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	66,434,272	11.27%	20,167,677	>4%	N/A	N/A
Tier 1 Capital to Average Assets	66,434,272	8.82%	27,196,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$69,172,940	11.73%	$40,272,800	>8%	$58,956,000	>10%
Tier 1 Capital to Risk Weighted Assets	63,638,489	10.79%	20,136,400	>4%	35,373,600	>6%
Tier 1 Capital to Average Assets	63,638,489	8.49%	27,054,854	>4%	37,479,475	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2012, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At June 30, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $374,799,892, of its total assets at March 31, 2012.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2012, the balance of cash and cash equivalents was $16,579,398.

Net cash provided by operating activities totaled $9,244,776 for the six months ended June 30, 2012 compared to net cash provided by operations of $14,998,900 for the six months ended June 30, 2011.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $9,812,297 for the six months ended June 30, 2012 compared to net cash provided by investing activities of $85,694,164 for the six months ended June 30, 2011.  The cash provided by investing activities for the 2011 period included $101,539,588 in cash and cash equivalents acquired from the purchase of three branch offices.

Net cash used in financing activities totaled $17,672,934 for the six months ended June 30, 2012 compared to net cash used in financing activities of $28,345,989 for the six months ended June 30, 2011.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2012, prepayments and maturities of investment securities totaled $43,215,713.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective and, therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2012, if any.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2012	April 30, 2012	-	-	-	178,628
May 1, 2012	May 31, 2012	-	-	-	178,628
June 1, 2012	June 30, 2012	-	-	-	178,628
Total		-	-	-	178,628
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
_____________________
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

1ST CONSTITUTION BANCORP

Date: August 14, 2012	By:	/s/ Robert F. Mangano
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Joseph M. Reardon
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)