Form 10-Q
period 2012-09-30
1ST CONSTITUTION BANCORP
filed 2012-11-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of November 6, 2012, there were 5,646,308 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2012	December 31, 2011
ASSETS
CASH AND DUE FROM BANKS	$13,988,761	$15,183,853

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,417	11,406

Total cash and cash equivalents	14,000,178	15,195,259

INVESTMENT SECURITIES:
Available for sale, at fair value	97,088,995	93,683,774
Held to maturity (fair value of $129,739,848 and $147,621,280 at September 30, 2012, and December 31, 2011, respectively)	123,399,444	142,474,423

Total securities	220,488,439	236,158,197

LOANS HELD FOR SALE	22,492,565	19,234,111

LOANS	497,247,199	475,431,771
Less- Allowance for loan losses	(6,693,043)	(5,534,450)

Net loans	490,554,156	469,897,321

PREMISES AND EQUIPMENT, net	10,571,265	10,439,304

ACCRUED INTEREST RECEIVABLE	2,678,650	2,996,848

BANK-OWNED LIFE INSURANCE	13,916,355	13,578,981

OTHER REAL ESTATE OWNED	10,225,740	12,409,201

OTHER ASSETS	11,230,203	11,817,693

Total assets	$796,157,551	$791,726,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$133,244,013	$105,470,543
Interest bearing	527,753,519	518,391,942

Total deposits	660,997,532	623,862,485

BORROWINGS	51,150,000	88,300,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	923,253	1,186,511
ACCRUED EXPENSES AND OTHER LIABILITIES	4,785,445	4,821,144

Total liabilities	736,413,230	736,727,140

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued
Common stock, no par value, 30,000,000 shares authorized; 5,144,707 and 5,096,054 shares issued and 5,135,759 and 5,094,503 shares outstanding as of September 30, 2012 and December 31, 2011 respectively	41,364,812	40,847,929
Retained earnings	16,890,365	13,070,606
Treasury Stock, at cost, 8,948 shares at September 30, 2012 and 1,551shares December 31, 2011, respectively	(76,723)	(10,222)
Accumulated other comprehensive income	1,565,867	1,091,462

Total shareholders’ equity	59,744,321	54,999,775

Total liabilities and shareholders’ equity	$796,157,551	$791,726,915

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2012	2011	2012	2011
Loans, including fees	$6,966,886	$5,632,351	$19,700,449	$16,153,997
Securities
Taxable	1,103,011	1,366,274	3,430,770	4,154,352
Tax-exempt	409,774	433,497	1,241,568	1,070,297
Federal funds sold and short-term investments	6,975	43,524	55,315	115,634
Total interest income	8,486,646	7,475,646	24,428,102	21,494,280

INTEREST EXPENSE
Deposits	1,026,154	1,437,263	3,291,676	4,365,667
Borrowings	119,223	104,849	340,784	315,481
Redeemable subordinated debentures	96,867	88,063	292,759	589,497
Total interest expense	1,242,244	1,630,175	3,925,219	5,270,645

Net interest income	7,244,402	5,845,471	20,502,883	16,223,635
PROVISION FOR LOAN LOSSES	499,998	608,332	1,649,994	1,283,330
Net interest income after provision for loan losses	6,744,404	5,237,139	18,852,889	14,940,305

NON-INTEREST INCOME
Service charges on deposit accounts	243,443	237,716	702,671	648,456
Gain on sales of loans	509,138	508,359	1,472,502	1,356,741
Income on bank-owned life insurance	112,276	100,980	337,374	299,639
Other income	451,870	382,209	1,157,311	1,089,488
Total non-interest income	1,316,727	1,229,264	3,669,858	3,394,324

NON-INTEREST EXPENSE
Salaries and employee benefits	3,061,065	2,892,901	9,156,318	8,313,513
Occupancy expense	523,126	628,652	1,860,446	1,776,359
Data processing expenses	257,990	295,739	774,110	912,988
FDIC insurance expenses	139,694	29,805	426,960	503,810
Other operating expenses	2,201,299	909,370	4,951,831	3,068,414

Total non-interest expenses	6,183,174	4,756,467	17,169,665	14,575,084
Income before income taxes	1,877,957	1,709,936	5,353,082	3,759,545

INCOME TAXES	523,038	496,658	1,533,323	927,485
Net income	$1,354,919	$1,213,278	$3,819,759	$2,832,060

NET INCOME PER SHARE
Basic	$0.26	$0.24	$0.75	$0.56
Diluted	$0.26	$0.24	$0.74	$0.56

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

NET INCOME	$1,354,919	$1,213,278	$3,819,759	$2,832,060
Other comprehensive income, net of tax
Unrealized gains on securities available for sale	430,698	418,002	468,628	1,237,298
Pension liability	1,925	1,925	5,777	5,778
Unrealized gain on interest rate swap contract	-	-	-	211,562
Other comprehensive income	432,623	419,927	474,405	1,454,638
Comprehensive income	$1,787,542	$1,633,205	$4,294,164	$4,286,698

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, January 1, 2011	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156

Exercise of stock options and issuance of vested shares under employee benefit programs	252,959		11,598		264,557

Share-based compensation	41,799				41,799

Treasury stock purchased			(22,760)		(22,760)

Net income for the nine months ended September 30, 2011		2,832,060			2,832,060

Other comprehensive income				1,454,638	1,454,638

Balance, September 30, 2011	$39,194,613	$13,573,839	$(69,814)	$1,552,812	$54,251,450

Balance, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775

Exercise of stock options, net, and issuance of vested shares under employee benefit programs	442,918		13,843		456,761

Share-based compensation	73,965				73,965

Treasury stock purchased			(80,344)		(80,344)

Net Income for the nine months ended September 30, 2012		3,819,759			3,819,759

Other comprehensive income				474,405	474,405

Balance, September 30, 2012	$41,364,812	$16,890,365	$(76,723)	$1,565,867	$59,744,321

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,819,759	$2,832,060
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	1,649,994	1,283,330
Provision for loss on other real estate owned	1,195,288	147,178
Depreciation and amortization	884,595	782,492
Net amortization of premiums and discounts on securities	1,109,663	1,206,566
Gains on sales of loans held for sale	(1,472,502)	(1,356,741)
Originations of loans held for sale	(128,312,763)	(83,022,941)
Proceeds from sales of loans held for sale	126,526,811	95,750,664
Income on Bank – owned life insurance	(337,374)	(299,639)
Share-based compensation expense	336,898	290,226
Decrease (increase) in accrued interest receivable	318,198	(55,960)
Decrease (increase) in other assets	141,220	(1,503,659)
Decrease in accrued interest payable	(263,258)	(426,497)
(Decrease) in accrued expenses and other liabilities	(288,972)	(897,336)

Net cash provided by operating activities	5,307,557	14,729,743
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(31,800,023)	(69,849,189)
Held to maturity	(6,602,385)	(97,428,222)
Proceeds from maturities and prepayments of securities -
Available for sale	28,843,391	60,565,434
Held to maturity	24,829,152	25,956,446
Net (increase) in loans	(22,860,591)	(22,796,648)
Capital expenditures	(815,581)	(481,538)
Additional investment in other real estate owned	(144,454)	(560,433)
Proceeds from sales of other real estate owned	1,686,389	1,937,103
Cash consideration received in connection with acquisition of branches	-	101,539,588

Net cash (used in) investing activities	(6,864,102)	(1,117,459)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	456,761	264,557
Purchase of Treasury Stock	(80,344)	(22,760)
Net increase (decrease) in demand, savings and time deposits	37,135,047	(10,220,509)
Net (decrease) in borrowings	(37,150,000)	(6,900,000)

Net cash provided by (used in) financing activities	361,464	(16,878,712)

Decrease in cash and cash equivalents	(1,195,081)	(3,266,428)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	15,195,259	17,710,501

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$14,000,178	$14,444,073

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$4,188,477	$5,697,142
Income taxes	1,787,000	1,424,256
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$553,762	$7,672,389

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2012 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1stConstitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended September 30, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,354,919	5,122,718	$0.26

Effect of dilutive securities:
Stock options and unvested stock awards		123,828

Diluted EPS:
Net income plus assumed conversion	$1,354,919	5,246,546	$0.26

	Three Months Ended September 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,213,278	5,045,487	$0.24

Effect of dilutive securities:
Stock options and unvested stock awards		38,273

Diluted EPS
Net income plus assumed conversion	$1,213,278	5,083,760	$0.24

	Nine Months Ended September 30, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per share:
Net income	$3,819,759	5,105,138	$0.75

Effect of dilutive securities:
Stock options and unvested stock awards		91,530

Diluted EPS
Net income plus assumed conversion	$3,819,759	5,196,668	$0.74

	Nine Months Ended September 30, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$2,832,060	5,044,053	$0.56

Effect of dilutive securities:
Stock options and unvested stock awards		52,895

Diluted EPS:
Net income plus assumed conversion	$2,832,060	5,096,948	$0.56

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012:	Cost	Gains	Losses	Value

Available for sale-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,524,794	$153,431	$0	$19,678,225
Residential collateralized mortgage obligations – GSE	9,824,526	440,103	0	10,264,629
Residential collateralized mortgage obligations – non-GSE	4,155,924	129,919	(7,435)	4,278,408
Residential mortgage backed securities – GSE	31,601,987	2,211,436	(1)	33,813,422
Obligations of State and
Political subdivisions	5,233,150	411,234	0	5,644,384
Trust preferred debt securities – single issuer	2,465,396	0	(596,085)	1,869,311
Corporate Debt Securities	18,342,779	287,274	(1,537)	18,628,516
Restricted stock	2,887,100	0	0	2,887,100
Mutual fund	25,000	0	0	25,000

	$94,060,656	$3,633,397	$(605,058)	$97,088,995

September 30, 2012:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,086,308	$0	$3,086,308	$38,287	$0	$3,124,595
Residential collateralized Mortgage obligations – GSE	21,183,585	0	21,183,585	1,139,598	0	22,323,183
Residential collateralized Mortgage obligations - non-GSE	13,940,266	0	13,940,266	866,160	(2,094)	14,804,332
Residential mortgage backed securities – GSE	21,925,935	0	21,925,935	1,044,517	0	22,970,452
Obligations of State and
Political subdivisions	42,867,804	0	42,867,804	3,173,279	0	46,041,083
Trust preferred debt securities – pooled	651,788	(500,944)	150,844	0	(47,775)	103,069
Corporate debt securities	20,244,702	0	20,244,702	128,432	0	20,373,134

	$123,900,388	$(500,944)	$123,399,444	$6,390,273	$(49,869)	$129,739,848

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations – GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations – non-GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities – single issuer	2,463,296	0	(712,055)	1,751,241
Corporate Debt Securities	1,443,762	0	(7,818)	1,435,944
Restricted stock	4,412,600	0	0	4,412,600
Mutual fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

December 31, 2011:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential mortgage backed securities – GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – non-GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities – pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

Restricted stock at September 30, 2012 and December 31, 2011 consisted of $2,872,100 and $4,397,600, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale-Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$7,025,199	$7,052,920
Residential backed securities-GSE	35,897	37,214
Corporate Debt Securities	1,920,666	1,934,845
Restricted Stock	2,887,100	2,887,100
Mutual Fund	25,000	25,000
	$11,893,862	$11,937,079
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$9,952,439	$10,066,050
Residential mortgage backed securities-GSE	203,984	216,327
Obligations of State and Political subdivisions	483,872	487,143
Corporate Debt Securities	15,335,507	15,605,291
	$25,975,802	$26,374,811
Due after five years through ten years
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$2,547,156	$2,559,255
Residential collateralized mortgage obligations -GSE	122,367	128,367
Residential mortgage backed Securities - GSE	4,097,302	4,483,478
Obligations of State and Political Subdivisions	2,706,945	2,992,561

	$9,473,770	$10,163,661
Due after ten years

Residential collateralized mortgage obligations -GSE	9,702,159	10,136,262
Residential collateralized mortgage obligations –non GSE	4,155,924	4,278,408
Residential mortgage backed securities - GSE	27,264,804	29,076,403
Obligations of State and Political subdivisions	2,042,333	2,164,680
Trust Preferred Debt Securities-single issuer	2,465,396	1,869,311
Corporate Debt Securities	1,086,606	1,088,380
	$46,717,222	$48,613,444

Total	$94,060,656	$97,088,995

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$1,500,472	$1,511,325
Obligations of State and Political subdivisions	2,835,315	2,875,509
Corporate Debt Securities	16,632,361	16,715,477
	$20,968,148	$21,102,311

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$1,585,836	$1,613,270
Obligations of State and Political subdivisions	5,774,130	6,065,767
Corporate Debt Securities	3,612,341	3,657,657
	$10,972,307	$11,336,694

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$488,372	$499,140
Residential mortgage backed securities – GSE	3,675,149	3,829,005
Obligations of State and Political subdivisions	22,655,487	24,275,299
	$26,819,008	$28,603,444
Due after ten years
Residential collateralized mortgage obligations - GSE	$20,695,213	$21,824,043
Residential collateralized mortgage obligations – non GSE	13,940,266	14,804,332
Residential mortgage backed securities - GSE	18,250,786	19,141,447
Obligations of State and Political subdivisions	11,602,872	12,824,508
Trust Preferred Debt Securities - Pooled	651,788	103,069
	$65,140,925	$68,697,399

Total	$123,900,388	$129,739,848

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations – non-GSE	3	$1,955,082	$(7,179)	$177,821	$(2,350)	$2,132,903	$(9,529)

Residential mortgage backed securities - GSE	1	5,029	(1)	0	0	5,029	(1)

Obligations of State and Political Subdivisions	0	0	0	0	0	0	0

Trust preferred debt securities – single issuer	4	0	0	1,869,311	(596,085)	1,869,311	(596,085)

Trust preferred debt securities – pooled	1	0	0	103,069	(548,719)	103,069	(548,719)

Corporate Debt Securities	1	518,560	(1,537)	0	0	518,560	(1,537)

Total temporarily impaired securities	10	$2,478,671	$(8,717)	$2,150,201	$(1,147,154)	$4,628,872	$(1,155,871)

December 31, 2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage Obligations – non-GSE	1	$0	$0	$251,723	$(20,151)	$251,723	$(20,151)

Residential mortgage backed securities GSE	1	5,280	(7)	0	0	5,280	(7)

Obligations of State and Political Subdivisions	3	1,049,362	(7,885)	0	0	1,049,362	(7,885)

Trust preferred debt securities – Single issuer	4	0	0	1,751,241	(712,055)	1,751,241	(712,055)

Trust preferred debt securities – Pooled	1	0	0	3,508	(643,066)	3,508	(643,066)

Corporate debt securities	25	13,668,246	(211,075)	666,956	(13,527)	14,335,202	(224,602)

Total temporarily impaired securities	35	$14,722,888	$(218,967)	$2,673,428	$(1,388,799)	$17,396,316	$(1,607,766)

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

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities that mature in 2027, all of which were single-issuer securities.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  None of the corporate issuers have defaulted on interest payments.  Because the decline in fair value is attributable to widening of interest rate spreads, the lack of an active trading market for these securities and, lesser degree market concerns on the issuers’ credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Trust preferred debt security – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727 of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if there is any additional other-than-temporary impairment.  As of September 30, 2012, our evaluation was as follows:

a.
We obtained the PreTSL XXV Depository Institutions Issuer List as of September 30, 2012 from the FTN Financial Corp. (“FTN”)website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

b.
We sorted the financial institutions on the issuer list to develop three “buckets” (or categories) for further deferred/default analysis based upon the indicated “Texas Ratio.”  The Texas Ratio is calculated by dividing the institution’s Non-Performing Assets plus loans 90 days past due by the combined total of Tangible Equity plus the Allowance for Loan Losses.  The three buckets consisted of those institutions with a Texas Ratio of:

(1) Above 100:

(2) 75 to 100:

(3) Below 75.

c.	We then applied the following asset specific deferral/default assumptions to each of these buckets:

(1)Above 100 - 100% default; 0% recovery;

(2) 75 to 100 – 100% deferred; 15% recovery at 2 years from initial date of deferral; and

(3) Below 75 – no deferral/default

d.	We then ran a cash flow projection to analyze the impact of future deferral/default activity by applying the following assumption on those institutions in bucket 3 of our analysis:

•	Defaults at 75 basis points applied annually; 15% recovery with a 2-year lag from the initial date of deferral.

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

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 26 year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This September 30, 2012 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no OTTI issues were present at September 30, 2012.

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

The following table sets forth information with respect to this security at September 30, 2012:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$651,788	$103,069	($548,719)	65.7%	15.6%	18.7%	14.8%	C/ NR	$112,000,000	22.0%

Notes to table above:

(1)
This percentage represents the amount of specific deferrals / defaults that have occurred, plus those that are known for the following quarters to the total amount of original collateral. Fewer deferrals / defaults produce a lower percentage.

(2)
"Excess subordination" amount is the additional defaults / deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a "break in yield". This amount assumes that all currently performing collateral continues to perform.  A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity.  The "percent of underlying collateral performing" is the ratio of the "excess subordination amount" to current performing collateral - a higher percent means there is more excess subordination to absorb additional defaults / deferrals, and the better our security is protected from loss.

The following table presents a cumulative roll forward of the amount of other-than-temporary impairment   related to credit losses, all of which relate to PreTSL XXV, which have been recognized in earnings for debt securities held to maturity and not intended to be sold.

(in thousands)	Three and nine months ended September 30, 2012	Three and nine months ended September 30, 2011
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

The following table provides an aging of the loan portfolio by loan class at September 30, 2012:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$679,914	$1,481,117	$0	$2,161,031	$59,413,297	$61,574,328	$0	$0
Commercial Business	40,010	0	419,786	459,796	55,804,206	56,264,002	0	718,283
Commercial Real Estate	0	0	3,305,434	3,305,434	101,901,717	105,207,151	0	3,889,930
Mortgage Warehouse Lines	0	0	0	0	251,330,808	251,330,808	0	0

Residential Real Estate	0	0	0	0	10,985,063	10,985,063	0	135,963

Consumer
Loans to Individuals	85,514	0	54,904	140,418	10,515,341	10,655,759	0	54,904
Other	16,060	0	0	16,060	214,820	230,880	0	0

Deferred Loan Fees	0	0	0	0	999,208	999,208	0	0

Total	$821,498	$1,481,117	$3,780,124	$6,082,739	$491,164,460	$497,247,199	$0	$4,799,080

The following table provides an aging of the loan portfolio by loan class at December 31, 2011:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$0	$0	$140,055	$140,055	$49,145,728	$49,285,783	$0	$140,055
Commercial Business	364,743	564,152	122,535	1,051,430	49,733,244	50,784,674	0	669,166
Commercial Real Estate	0	245,874	503,877	749,751	98,887,225	99,636,976	0	1,443,220
Mortgage Warehouse Lines	0	0	0	0	249,345,831	249,345,831	0	0

Residential Real Estate	905,310	0	661,171	1,566,481	11,318,871	12,885,352	0	661,171

Consumer
Loans to Individuals	0	144,904	77,858	222,762	11,996,878	12,219,640	0	77,858
Other	0	0	0	0	255,556	255,556	0	0

Deferred Loan Costs	0	0	0	0	1,017,959	1,017,959	0	0

Total	$1,270,053	$954,930	$1,505,496	$3,730,479	$471,701,292	$475,431,771	$0	$2,991,470

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

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal, in whole, or part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition, lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

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

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower's ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is "one man" or incompetent or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at September 30, 2012.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$56,517,762	$53,660,726	$78,346,642	$251,330,808	$10,849,100
Special Mention	0	1,093,493	19,181,135	0	0
Substandard	5,056,566	1,326,624	7,679,374	0	135,963
Doubtful	0	83,159	0	0	0
Total	$61,574,328	$56,264,002	$105,207,151	$251,330,808	$10,985,063

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$10,600,855	$230,880
Nonperforming	54,904	0
Total	$10,655,759	$230,880

       The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2011.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$44,106,827	$47,973,545	$84,642,510	$249,345,831	$12,224,181
Special Mention	5,038,901	1,657,993	10,574,489	0	142,477
Substandard	107,405	865,160	3,823,225	0	518,694
Doubtful	32,650	287,976	596,752	0	0
Total	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$12,141,782	$255,556
Nonperforming	77,858	0
Total	$12,219,640	$255,556

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2012 and December 31, 2011:

Period-End Allowance for Credit Losses by Impairment Method – September 30, 2012
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,856,045	$936,530	$2,325,913	$1,256,654	$119,698	$113,271	$2,771	82,161	$0	$6,693,043

Ending Balance
Individually evaluated for impairment	0	182,148	447,193	0	28,566	0	0	0	0	657,907
Collectively evaluated for impairment	1,856,045	754,382	1,878,720	1,256,654	91,132	113,271	2,771	82,161	0	6,035,136

Loans receivables:
Ending Balance	$61,574,328	$56,264,002	$105,207,151	$251,330,808	$10,985,063	$10,655,759	$230,880	$0	$999,208	$497,247,199
Individually evaluated for impairment	0	1,054,246	4,368,210	0	135,963	54,904	0	0	0	5,613,323
Collectively evaluated for impairment	61,574,328	55,209,756	100,838,941	251,330,808	10,849,100	10,600,855	230,880	0	999,208	491,633,876

Period-End Allowance for Credit Losses by Impairment Method – December 31, 2011
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$0	$5,534,450

Ending Balance
Individually evaluated for impairment	0	283,424	186,055	0	11,619	77,858	0	0	0	558,956
Collectively evaluated for impairment	1,054,695	651,218	1,411,647	1,122,056	79,457	109,494	2,377	544,550	0	4,975,494

Loans receivables:
Ending Balance	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352	$12219,640	$255,556	0	$1,017,959	$475,431,771
Individually evaluated for impairment	140,055	952,156	1,934,120	0	661,171	77,858	0	0	0	3,765,360
Collectively evaluated for impairment	49,145,728	49,832,518	97,702,856	249,345,831	12,224,181	12,141,782	255,556	0	1,017,959	471,666,411

The allowance for loan loss by loan class at both September 30, 2012 and December 31, 2011, and related activity for the nine months ended September 30, 2012, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	0	0	0	(77,858)	(6,001)	0	(261,336)
Recoveries of loans charged off	3,403	5,427	0	0	0	0	0	0	8,830
Balance - March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942
Provision charged to operations	429,656	111,410	464,946	147,278	13,631	(8,357)	(381)	(608,185)	549,998
Loans charged off	(25,000)	(20,199)	0	0	(130,694)	0	0	0	(175,893)
Recoveries of loans charged off	0	1,191	182	0	0	0	0	0	1,373
Balance – June 30, 2012	$1,647,605	$903,401	$2,304,010	$1,153,883	$122,510	$123,213	$2,798	0	$6,257,420
Provision charged to operations	208,440	33,129	86,278	102,771	(2,812)	(9,942)	(27)	82,161	499,998
Loans charged off	0	0	(64,375)	0	0	0	0	0	(64,375)
Recoveries of loans charged off	0	0	0	0	0	0	0	0	0
Balance - September 30, 2012	$1,856,045	$936,530	$2,325,913	$1,256,654	$119,698	$113,271	$2,771	$82,161	$6,693,043

The allowance for loan loss by loan class at both September 30, 2011 and December 31, 2010, and related activity for the nine months ended September 30, 2011, are as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$5,762,712
Provision charged to operations	1,183,736	(55,760)	(318,432)	(344,826)	9,777	(1,990)	571	(73,078)	399,998
Loans charged off	(366,587)	(46,319)	-	-	-	-	-	-	(412,906)
Recoveries of loans charged off	-	239	-	-	-	-	-	-	239
Balance - March 31, 2011	$2,561,217	$870,154	$1,405,433	$418,266	$77,605	$190,467	$2,481	$224,420	$5,750,043
Provision charged to operations	52,940	48,806	215,679	110,442	(370)	(3,016)	(28)	(149,453)	275,000
Loans charged off	(158,900)	-	-	-	-	-	-	-	(158,900)
Recoveries of loans charged off	-	3,438	-	-	-	-	-	-	3,438
Balance - June 30, 2011	$2,455,257	$922,398	$1,621,112	$528,708	$77,235	$187,451	$2,453	$74,967	$5,869,581
Provision charged to operations	29,559	13,870	19,041	354,442	8,772	462	(242)	182,428	608,332
Loans charged off	(793,967)	(182,343)	0	0	0	0	0	0	(976,310)
Recoveries of loans charged off	6,478	256	0	0	0	0	0	0	6,734
Balance - September 30, 2011	$1,697,327	$754,181	$1,640,153	$883,150	$86,007	$187,913	$2,211	$257,395	$5,508,337

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

Impaired Loans Receivables (By Class) – September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter- End September 30, 2012 Average Recorded Investment	Quarter- End September 30, 2011 Average Recorded Investment	Year to Date 2012 Average Recorded Investment	Year to Date 2011 Average Recorded Investment	Quarter- End September 30, 2012 Interest Income Recognized	Quarter- End September 30, 2011 Interest Income Recognized	Year to Date 2012 Interest Income Recognized	Year to Date 2011 Interest Income Recognized
With no related allowance:

Commercial
Construction	$0	$0	$0	$0	$129,525	$47,736	$1,080,426	$0	$0	$0	$0
Commercial Business	561,961	604,643	0	585,257	132,077	471,988	235,059	0	0	0	0
Commercial Real Estate	0	0	0	869,901	259,033	428,991	325,338	0	0	0	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	561,961	604,643	0	1,455,158	520,635	948,715	1,640,823	0	0	0	0
Residential Real Estate	0	0	0	0	0	31,466	0	0	0	0	0

Consumer
Loans to Individuals	54,904	54,904	0	54,904	0	54,904	0	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Subtotal	54,904	54,904	0	54,904	0	54,904	0	0	0	0	0
Subtotal With no related allowance:	616,865	659,547	0	1,510,062	520,635	1,035,085	1,640,823	0	0	0	0

With an allowance:

Commercial
Construction	0	0	0	0	2,931,088	0	3,080,016	0	0	0	0
Commercial Business	492,285	637,112	182,148	466,487	652,990	441,962	613,043	3,809	1,324	11,249	5,071
Commercial Real Estate	4,368,210	4,368,210	447,193	3,725,809	1,138,248	2,543,757	1,077,913	7,858	0	22,067	0
Mortgage Warehouse Lines	0	0	0	0	0	0	0	0	0	0	0
Subtotal	4,860,495	5,005,322	629,341	4,192,296	4,722,326	2,985,719	4,770,972	11,667	1,324	33,316	5,071
Residential Real Estate	135,963	135,963	28,566	136,781	518,694	338,671	461,468	0	0	0	0

Consumer
Loans to Individuals	0	0	0	0	77,858	0	77,858	0	0	0	0
Other	0	0	0	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	77,858	0	77,858	0	0	0	0
Subtotal with an allowance:	4,996,458	5,141,285	657,907	4,329,077	5,318,878	3,324,390	5,310,298	11,667	1,324	33,316	5,071

Total:
Commercial	5,422,456	5,609,965	629,341	5,647,454	5,242,961	3,934,434	6,411,795	11,667	1,324	33,316	5,071
Residential Real Estate	135,963	135,963	28,566	136,781	518,694	338,671	461,468	0	0	0	0
Consumer	54,904	54,904	0	54,904	77,858	54,904	77,858	0	0	0	0
Total	$5,613,323	$5,800,832	$657,907	$5,839,139	$5,839,513	$4,328,009	$6,951,121	$11,667	$1,324	$33,316	$5,071

Impaired Loans Receivables (By Class)
December 31 ,2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$140,055	$277,405	$0	$610,358	$0
Commercial Business	381,190	426,803	0	257,942	0
Commercial Real Estate	503,877	611,389	0	457,464	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,025,122	1,315,597	0	1,325,764	0

Residential Real Estate	142,477	142,477	0	11,873

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with no Related Allowance	1,167,599	1,315,597	0	1,337,637	0

With an allowance:

Commercial
Construction	0	0	0	2,389,162	0
Commercial Business	570,966	570,966	283,424	791,808	10,001
Commercial Real Estate	1,430,243	1,430,243	186,055	1,036,007	2,294
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,001,209	2,001,209	469,479	4,216,977	12,295

Residential Real Estate	518,694	518,694	11,619	490,081	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0

Subtotal with an Allowance	2,597,761	2,597,761	558,956	4,784,916	12,295
Total:
Commercial	3,026,331	3,316,806	469,479	5,542,741	12,295
Residential Real Estate	661,171	518,694	11,619	501,954	0
Consumer	77,858	77,858	77,858	77,858	0
Total	$3,765,360	$3,913,358	$558,956	$6,122,553	$12,295

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring,  ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  As a result of our adoption of ASU No. 2011-02, we reassessed the terms of loan restructurings.  The following table is a breakdown of troubled debt restructuring activity during the nine months ended September 30, 2012.

	Number of Contracts	Pre-modification outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$137,028	$137,028

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that subsequently Defaulted:
Commercial	1	$22,471

There were no troubled debt restructurings during the nine months ended September 30, 2011.  If the Bank determines that a borrower has suffered deterioration in its financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  The modifications employed by the Bank during the nine month period ended September 30, 2012 resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(6)  Share-Based Compensation

The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the vesting period using the straight-line method.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,298,193 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  As of September 30, 2012, there were 123,974 shares of common stock (as adjusted for the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012) available for future grants under the Stock Plans.

Stock-based compensation expense related to Options was $73,965 and $41,799 for the nine months ended September 30, 2012 and 2011, respectively.

Transactions under the Stock Plans during the nine months ended September 30, 2012 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2012	196,906	$9.66
Granted	26,670	6.42
Exercised	(1,981)	5.96
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2012	221,595	$9.30	6.2	$224,083

Exercisable at September 30, 2012	160,113	$10.22	5.1	$98,955

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2012 are as follows:

Fair value of options granted	$2.20
Risk-free rate of return	0.84%
Expected option life in years	7
Expected volatility	31.48%
Expected dividends (1)	-

(1) To date, the Company has not paid any cash dividends on its common stock.

As of September 30, 2012, there was approximately $121,719 of unrecognized compensation cost related to nonvested stock option based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the nine months ended September 30, 2012 (as adjusted to reflect the 5% stock dividend declared in December 2011):

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2012	151,753	$6.87
Granted	44,795	9.16
Vested	(50,885)	5.86
Forfeited	-	-
Non-vested at September 30, 2012	145,663	$7.93

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $262,933 and $248,427 for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there was approximately $946,264 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next three years.

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

The components of net periodic expense for the Company’s SERPs for the three months and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$61,823	$68,425	$185,469	$205,275
Interest cost	50,073	57,057	150,219	171,171
Actuarial (gain) loss recognized	5,300	(2,062)	15,900	(6,186)
Prior service cost recognized	24,858	19,859	74,574	59,577
	$142,054	$143,279	$426,162	$429,837

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects are as follows:

	September 30,	December 31,
	2012	2011
Unrealized holding gains on securities available for sale	$3,028,339	$2,318,299
Related income tax effect	(1,029,633)	(788,221)
	1,998,706	1,530,078

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Pension liability	(169,001)	(178,661)
Related income tax effect	66,785	70,668
	(102,216)	(107,993)

Accumulated other comprehensive income	$1,565,867	$1,091,462

The components of other comprehensive income and their related income tax effects for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Unrealized holding gains on securities available for sale	$652,571	$633,337	$710,040	$1,874,694
Related income tax effect	(221,873)	(215,335)	(241,412)	(637,396)
	430,698	418,002	468,628	1,237,298

Unrealized holding loss on interest rate swap contract	-	-	-	353,552
Related income tax effect	-	-	-	(141,990)
	-	-	-	211,562

Pension liability	3,219	3,220	9,660	9,658
Related income tax effect	(1,294)	(1,295)	(3,883)	(3,880)
	1,925	1,925	5,777	5,778
Other comprehensive income	$432,623	$419,927	$474,405	$1,454,638

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

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“AOCI”) in Accounting Standards Update No. 2011-05,” was issued by the FASB on December 23, 2011. This ASU defers the implementation of only those provisions in ASU 2011-05, dealing only with the presentation of items reclassified out of AOCI.

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

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing  Level 1 and Level 2 Inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  For Level 2 securities, the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of OREO utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$18,106,780	$1,571,445	$-	$19,678,225
Residential collateralized mortgage obligations- GSE	-	10,264,629	-	10,264,629
Residential collateralized mortgage obligations - non GSE	-	4,278,408	-	4,278,408
Residential mortgage backed securities – GSE	-	33,813,422	-	33,813,422
Obligations of State and Political subdivisions	-	5,644,384	-	5,644,384
Trust preferred debt securities – single issuer	-	1,869,311	-	1,869,311
Corporate debt securities	-	18,628,516	-	18,628,516
Restricted stock	-	2,887,100	-	2,887,100
Mutual fund	-	25,000	-	25,000

December 31, 2011:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$7,108,870	$12,363,819	$-	$19,472,689
Residential collateralized mortgage obligations- GSE	-	13,898,133	-	13,898,133
Residential collateralized mortgage obligations - non GSE	-	4,300,444	-	4,300,444
Residential mortgage backed securities – GSE	-	42,687,209	-	42,687,209
Obligations of State and Political subdivisions	-	5,700,514	-	5,700,514
Trust preferred debt securities – single issuer	-	1,751,241	-	1,751,241
Corporate debt securities	-	1,435,944	-	1,435,944
Restricted stock	-	4,412,600	-	4,412,600
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012:
Impaired loans	-	-	$4,338,551	$4,338,551
Other real estate owned	-	-	2,319,532	2,319,532

December 31, 2011:
Impaired loans	-	-	$2,038,805	$2,038,805
Other real estate owned	-	-	491,536	491,536

Impaired loans, measured at fair value and included in the above table, consisted of 13 loans having an aggregate balance of $4,996,458 and specific loan loss allowances of $657,907 at September 30, 2012 and nine loans at December 31, 2011 having an aggregate balance of $2,597,761 and specific loan loss allowances of $558,956.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
September 30, 2012
Impaired loans	$4,338,548	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other Real Estate Owned	$2,319,532	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.
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

The estimated fair values, and the recorded book balances, at September 30, 2012 and December 31, 2011 are as follows:

		September 30, 2012

	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$14,000,178	$14,000,178	-	$-	$14,000,178
Securities available for sale	97,088,995	19,678,225	77,410,770	-	97,088,995
Securities held to maturity	123,399,444	-	129,739,848	-	129,739,848
Loans held for sale	22,492,565	22,492,565	-	-	22,492,565
Loans, net	490,554,156	-	-	492,660,000	492,660,000
Accrued interest receivable	2,678,650	2,678,650	-	-	2,678,650
Deposits	(660,997,532)	-	(663,129,000)	-	(663,129,000)
Borrowings	(51,150,000)	-	(52,710,000)	-	(52,710,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(923,253)	(923,253)	-	-	(923,253)

	December 31, 2011
	Carrying	Fair
	Value	Value

Cash and cash equivalents	$15,195,259	$15,195,259
Securities available for sale	93,683,774	93,683,774
Securities held to maturity	142,474,423	147,621,280
Loans held for sale	19,234,111	19,234,111
Loans, net	469,897,321	471,634,000
Accrued interest receivable	2,996,848	2,996,848
Deposits	(623,862,485)	(625,764,000)
Borrowings	(88,300,000)	(90,163,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)
Accrued interest payable	(1,186,511)	(1,186,511)

Loan commitments and standby letters of credit as of September 30, 2012 and December 31, 2011 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(11)  Subsequent Events

On October 12, 2012, the Company announced the successful completion of its shareholders’ common stock rights offering, which expired on October 5, 2012.

The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights offering was fully subscribed.

Accordingly, the Company issued a total of 555,555 shares of common stock to the holder of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2012 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

General

Throughout the following sections, the “Company” refers to 1 st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1 st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II (“Trust II”) a subsidiary of the Company is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of the Bank, a full service commercial bank which began operations in August 1989, thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. The Bank is a wholly-owned subsidiary of the Company. Other than its ownership interest in the Bank, the Company currently conducts no other significant business activities.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary

The Company realized net income of $1,354,919 for the three months ended September 30, 2012, an increase of $141,641, or 11.7%, from the $1,213,278 reported for the three months ended September 30, 2011.  The increase was due primarily to increases in net interest income and non-interest income and a lower provision for loan losses which, in total, offset the increase in non-interest expenses.  Net income per diluted common share was $0.26 for the three months ended September 30, 2012 compared to net income per diluted common share of $0.24 for the three months ended September 30, 2011.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 15, 2011 and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Key performance ratios improved for the three months ended September 30, 2012 due to higher net income for that period compared to the three months ended September 30, 2011.  Return on average assets and return on average equity were 0.69% and 9.24% for the three months ended September 30, 2012 compared to 0.65% and 9.14%, respectively, for the three months ended September 30, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin on a tax-equivalent basis for the three months ended September 30, 2012 was 4.08% as compared to the 3.49% net interest margin recorded for the three months ended September 30, 2011, an increase of 59 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 84.6% of the Company’s net revenues for the three-month period ended September 30, 2012 and 82.6% of net revenues for the three-month period ended September 30, 2011. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased by $1,398,931, or 23.9%, to $7,244,402 for the three months ended September 30, 2011 from the $5,845,471 reported for the three months ended September 30, 2011.  The increase in net interest income was primarily attributable to lower rates paid on interest-bearing liabilities during the current period.  The average rate paid on interest-bearing liabilities for the three months ended September 30, 2012 was 0.84%, a reduction of 38 basis points compared to 1.22% paid for the three months ended September 30, 2011. The average yield on assets increased to 4.76% from 4.43% despite declining market rates due to a shift in average assets away from securities into loans which typically have higher yields than securities.

Average interest earning assets increased by $37,183,999, or 5.4%, to $725,591,359 for the three month period ended September 30, 2012 from $688,407,360 for the three month period ended September 30, 2011.  The overall yield on interest earning assets, on a tax-equivalent basis, increased 33 basis points to 4.76% for the three month period ended September 30, 2012 when compared to 4.43% for the three month period ended September 30, 2011.  The portfolio    yield increased despite declining market rates due to a shift in average assets away from securities and into loans.

Average interest bearing liabilities increased by $57,182,679, or 10.8%, to $585,927,255 for the three month period ended September 30, 2012 from $528,744,576 for the three month period ended September 30, 2011.  Overall, the cost of total interest bearing liabilities decreased 38 basis points to 0.84% for the three months ended September 30, 2012 compared to 1.22% for the three months ended September 30, 2011.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 4.08% for the three months ended September 30, 2012 compared to 3.49% the three months ended September 30, 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $499,998 for the three months ended September 30, 2012 compared to $608,332 for the three months ended September 30, 2011.  The decreased provision for 2012 was primarily the result of a lower amount of loan charge-offs during 2012 that did not necessitate a corresponding replenishment of the loan loss allowance.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2012 was $1,316,727, an increase of $87,463, or 7.1%, over non-interest income of $1,229,264 for the three months ended September 30, 2011.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased modestly to $243,443 for the three months ended September 30, 2012 from $237,716 for the three months ended September 30, 2011.

Gain on sales of loans held for sale increased marginally to $509,138 for the three months ended September 30, 2012 compared to $508,359 for the three months ended September 30, 2011.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales remained consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $112,276 for the three months ended September 30, 2012 compared to $100,980 for the three months ended September 30, 2011, an increase of $11,296 for the third quarter of 2012 as compared to the third quarter of 2011. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed $451,870 to the other income component of non-interest income for the three months ended September 30, 2012, compared to $382,209 for the three months ended September 30, 2011, an increase of $69,661 for the third quarter of 2012 as compared to the third quarter of 2011.

Non-Interest Expense

Non-interest expenses increased by $1,426,707, or 30.0%, to $6,183,174 for the three months ended September 30, 2012 from $4,756,467 for the three months ended September 30, 2011.  The current period increase in other real estate owned expenses was the primary cause for this current period increase in total non-interest expense when compared with the prior period’s non-interest expense.  The following table presents the major components of non-interest expenses for the three months ended September 30, 2012 and 2011.

Non-Interest Expenses
	Three months ended September 30,
	2012	2011

Salaries and employee benefits	$3,061,065	$2,892,901
Occupancy expenses	523,126	628,652
Data processing services	257,991	295,739
Marketing	46,969	54,662
Regulatory, professional and other fees	198,869	215,138
FDIC insurance expense	139,693	29,805
Other real estate owned expenses	1,246,221	106,278
Amortization of intangible assets	66,993	76,170
All other expenses	644,245	457,122
	$6,183,173	$4,756,467

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $168,164, or 5.8%, to $3,061,065 for the three months ended September 30, 2012 compared to $2,892,901 for the three months ended September 30, 2011. The increase in salaries and employee benefits for the three months ended September 30, 2012 was a result of regular merit increases and increased health care costs.

Occupancy expenses decreased by $105,526, to $523,126 for the three months ended September 30, 2012 compared to $628,652 for the three months ended September 30, 2011.   The decrease in occupancy expenses was primarily attributable to decreased property taxes and maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services has decreased to $257,991 for the three months ended September 30, 2012 from $295,739 for the three months ended September 30, 2011, as a result of Bank management’s  review of all data processing systems during 2012 with the goal of streamlining operating efficiencies and purging non-essential elements, resulting in lower monthly costs.

Regulatory, professional and other fees decreased by $16,269, or 7.6%, to $198,869 for the three months ended September 30, 2012 compared to $215,138 for the three months ended September 30, 2011.  During the third quarter of 2011, the Company incurred non-recurring professional fees in connection with the March 2011 Acquisition, which was completed on March 25, 2011.

Other real estate owned expenses increased by $1,139,943, to $1,246,221 for the three months ended September 30, 2012 compared to $106,278 for the three months ended September 30, 2011 as the Company recorded loss provisions of $693,644 during the third quarter of 2012 and incurred increased property taxes, and maintenance expenses on more properties during the third quarter of 2012 compared to the third quarter of 2011.

FDIC insurance expense increased to $139,693 for the three months ended September 30, 2012 compared to $29,805 for the three months ended September 30, 2011 as a result of the changes required by the Dodd-Frank Act with respect to FDIC premium assessment rules. The 2011 expense amount also reflects an adjustment to reverse an over accrual of expense from earlier in 2011.

All other expenses increased to $644,245 for the three months ended September 30, 2012 from to $457,122 for the three months ended September 30, 2011. Current period increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 72.2% for the three months ended September 30, 2012, compared to 67.2% for the three months ended September 30, 2011.

Income Taxes

Income tax expense increased by $26,380 to $523,038 for the three months ended September 30, 2012 from $496,658 for the three months ended September 30, 2011.  The increase was primarily due to a higher level of pretax income for the third quarter of 2012 as compared to the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary

The Company realized net income of $3,819,759 for the nine months ended September 30, 2012, an increase of 34.9% from the $2,832,060 reported for the nine months ended September 30, 2011.  The increase was due primarily to increases in net interest income and noninterest income which, in total, offset increases in the provision for loan losses and non-interest expenses for the nine months ended September 30, 2012 compared to the same period in 2011.

Diluted net income per common share was $0.74 for the nine months ended September 30, 2012 compared to diluted net income per common share of $0.56 for the nine months ended September 30, 2011.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 15, 2011, and paid on February 2, 2012 to shareholders of record on January 17, 2012.

Key performance ratios improved for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to higher net income for the 2012 period.  Return on average assets and return on average equity were 0.67% and 8.95% for the nine months ended September 30, 2012 compared to 0.53% and 7.43%, respectively, for the nine months ended September 30, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the nine months ended September 30, 2012 was 3.99% as compared to the 3.44% net interest margin recorded for the nine months ended September 30, 2011, an increase of 55 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 84.8% of the Company’s net revenues for the nine month period ended September 30, 2012 and 82.7% of net revenues for the nine-month period ended September 30, 2011. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them respectively.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the nine month periods ended September 30, 2012 and 2011, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$28,950,888	$55,315	0.26%	$56,991,124	$115,634	0.27%
Investment Securities:
Taxable	171,836,158	3,430,770	2.67%	204,200,184	4,154,352	2.72%
Tax-exempt	50,443,281	1,837,521	4.87%	42,721,991	1,584,040	4.96%
Total	222,279,439	5,268,291	3.17%	246,922,175	5,738,392	3.11%

Loan Portfolio:
Construction	57,303,861	2,861,353	6.68%	62,875,175	2,970,476	6.32%
Residential real estate	11,920,919	463,905	5.20%	10,858,304	533,740	6.57%
Home Equity	10,529,455	445,123	5.65%	12,290,937	527,882	5.74%
Commercial and commercial real estate	145,668,346	8,013,835	7.36%	132,440,731	7,529,942	7.60%
Mortgage warehouse lines	198,007,591	7,060,451	4.77%	105,876,852	3,913,791	4.94%
Installment	356,875	18,221	6.83%	443,537	23,107	6.97%
All Other Loans	32,771,044	837,561	3.42%	22,375,013	655,059	3.91%
Total	456,558,091	19,700,449	5.77%	347,160,549	16,153,997	6.22%

Total Interest-Earning Assets	707,788,418	25,024,055	4.73%	651,073,848	22,008,023	4.52%

Allowance for Loan Losses	(6,150,075)			(5,969,108)
Cash and Due From Bank	10,091,843			21,523,149
Other Assets	52,478,160			42,225,020
Total Assets	$764,208,346			$708,852,909

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$203,155,986	$762,799	0.50%	$165,857,287	$1,324,442	1.07%
Savings Accounts	192,802,238	894,090	0.62%	178,820,407	1,074,145	0.80%
Certificates of Deposit	147,548,296	1,634,787	1.48%	156,192,797	1,967,080	1.68%
Other Borrowed Funds	19,101,642	340,784	2.39%	11,317,033	315,481	3.73%
Trust Preferred Securities	18,557,000	292,759	2.11%	18,557,000	589,497	4.25%
Total Interest-Bearing Liabilities	581,165,162	3,925,219	0.90%	530,744,524	5,270,645	1.33%

Net Interest Spread			3.83%			3.19%

Demand Deposits	117,413,216			118,142,996
Other Liabilities	8,790,417			9,025,774
Total Liabilities	707,368,795			657,913,294
Shareholders’ Equity	56,839,551			50,939,615
Total Liabilities and Shareholders’ Equity	$764,208,346			$708,852,909

Net Interest Margin		$21,098,836	3.99%		$16,737,378	3.44%

The Company’s net interest income increased by $4,279,248, or 26.4%, to $20,502,883 for the nine months ended September 30, 2012 from the $16,223,635 reported for the nine months ended September 30, 2011. The increase in net interest income was attributable to an increased loan portfolio volume combined with lower rates paid on interest-bearing liabilities, which was more than sufficient to offset the reduced volume of the investment portfolio.

Average interest earning assets increased by $56,714,570, or 8.7%, to $707,788,418 for the nine month period ended September 30, 2012 from $651,073,848 for the nine month period ended September 30, 2011.  The average investment securities portfolio decreased by $24,642,736, or 10.0%, to $222,279,439 for the nine month period ended September 30, 2012 compared to $246,922,175 for the nine month period ended September 30, 2011, as proceeds from maturities and prepayments of U.S. Government sponsored agency bonds and obligations of states and political subdivisions during the 2012 period were being invested in the loan portfolio.  The average loan portfolio increased by $109,397,542, or 31.5%, to $456,558,091 for the nine month period ended September 30, 2012 compared to $347,160,549 for the nine month period ended September 30, 2011.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $5,571,314, or 8.9%, to $57,303,861 for the nine month period ended September 30, 2012 compared to $62,875,175 for the nine month period ended September 30, 2011, as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, increased 21 basis points to 4.73% for the nine month period ended September 30, 2012 when compared to 4.52% for the nine month period ended September 30, 2011.

Average interest bearing liabilities increased by $50,420,638, or 9.5%, to $581,165,162 for the nine month period ended September 30, 2012 from $530,744,524 for the nine month period ended September 30, 2011.  Overall, the cost of total interest bearing liabilities decreased 43 basis points to 0.90% for the nine months ended September 30, 2012 compared to 1.33% for the nine months ended September 30, 2011.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.99% for the nine months ended September 30, 2012 compared to 3.44% the nine months ended September 30, 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $1,649,994 for the nine months ended September 30, 2012 compared to $1,283,330 for the nine months ended September 30, 2011.  The increased provision for 2012 was primarily the result of increased general allowances on construction loans and commercial real estate loans.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2012 was $3,669,858, an increase of $275,534, or 8.1%, over non-interest income of $3,394,324 for the nine months ended September 30, 2011.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts increased by $54,215, or 8.4%, to $702,671 for the nine months ended September 30, 2012 from the $648,456 for the nine months ended September 30, 2011.  This increase was primarily the result of an increase in the number of deposit accounts subject to service charges during the nine months ended September 30, 2012 compared to the prior year period.

Gain on sales of loans increased by $115,761, or 8.5%, to $1,472,502 for the nine months ended September 30, 2012 compared to $1,356,741 for the nine months ended September 30, 2011.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $337,374 for the nine months ended September 30, 2012 compared to $299,639 for the nine months ended September 30, 2011. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $1,157,311 for the nine months ended September 30, 2012, compared to $1,089,488 for the nine months ended September 30, 2011.

Non-Interest Expense

Non-interest expenses increased by $2,594,581 or 17.8%, to $17,169,665 for the nine months ended September 30, 2012 from $14,575,084 for the nine months ended September 30, 2012.  The March 2011 Acquisition was the primary cause for this current period increase in total non-interest expense and each of its major components when compared with the prior period noninterest expense.  Operating expenses of the three acquired branches are included in all nine months of operations for 2012 whereas 2011 operating expenses for the nine month period include only six months of expenses for these branches.  The current period increase in other real estate owned expenses was another significant factor contributing to the increase in total non-interest expenses.  The following table presents the major components of non-interest expenses for the nine months ended September 30, 2012 and 2011.

Non-Interest Expenses	Nine months ended September 30,
	2012	2011
Salaries and employee benefits	$9,156,318	$8,313,513
Occupancy expenses	1,860,446	1,776,359
Data processing services	774,110	912,988
Marketing	145,793	134,650
Regulatory, professional and other fees	611,606	699,373
FDIC insurance expense	426,960	503,810
Other real estate owned expenses	2,128,771	415,630
Amortization of intangible assets	200,975	143,162
All other expenses	1,864,686	1,675,599
	$17,169,665	$14,575,084

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $842,805, or 10.1%, to $9,156,318 for the nine months ended September 30, 2012 compared to $8,313,513 for the nine months ended September 30, 2011. In addition to the inclusion in 2012 of nine months of salary and benefits costs due to the March 2011 Acquisition,  the increase in salaries and employee benefits for the nine months ended September 30, 2012 was a result of regular merit increases and increased health care costs.

Occupancy expenses increased by $84,087, or 4.7%, to $1,860,446 for the nine months ended September 30, 2012 compared to $1,776,359 for the nine months ended September 30, 2011.  In addition to the operating costs of the three new branches, the increase in occupancy expenses for the current period was primarily attributable to increased depreciation, property taxes were said to have decreased in 3rd Qtr. per page 39 and maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services has decreased to $774,110 for the nine months ended September 30, 2012 from $912,988 for the nine months ended September 30, 2011, as Bank management reviewed all data processing systems during 2012 in order to streamline operating efficiencies and purge non-essential elements, resulting in lower monthly costs.

Regulatory, professional and other fees decreased by $87,767, or 12.5%, to $611,606 for the nine months ended September 30, 2012 compared to $699,373 for the nine months ended September 30, 2011.  During the first nine months of 2011, the Company incurred additional fees primarily in connection with the March 2011 Acquisition.

Other real estate owned expenses increased by $1,713,141, to $2,128,771 for the nine months ended September 30, 2012 compared to $415,630 for the nine months ended September 30, 2011 as the Company recorded $1,195,288 in loss provisions during 2012 and incurred property tax and maintenance costs on more properties held as other real estate owned during the first nine months of 2012 as compared to the first nine months of 2011.

Amortization of intangible assets expense increased to $200,975 for the nine months ended September 30, 2012 compared to $143,162 for the nine months ended September 30, 2011 as the expense for the current period included nine months of amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition versus six months of amortization of this intangible asset in the prior year period.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 71.0% for the nine months ended September 30, 2012, compared to 74.3% for the nine months ended September 30, 2011.

Income Taxes

The Company had income tax expense of $1,533,323 for the nine months ended September 30, 2012 compared to income tax expense of $927,485 for the nine months ended September 30, 2011.  The increase in the income tax expense for the 2012 period was primarily due to the higher level of taxable interest income for the first nine months of 2012 as compared to the first nine months of 2011.

Financial Condition

September 30, 2012 Compared with December 31, 2011

Total consolidated assets at September 30, 2012 were $796,157,551, representing an increase of $4,430,636, or 0.6%, from total consolidated assets of $791,726,915 at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2012 totaled $14,000,178 compared to $15,195,259 at December 31, 2011. Cash and cash equivalents at September 30, 2012 consisted of cash and due from banks of $13,988,761 and Federal funds sold/short term investments of $11,417. The corresponding balances at December 31, 2011 were $15,183,853 and $11,406, respectively.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at September 30, 2012 amounted to $22,492,565 compared to $19,234,111 at December 31, 2011. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $128,312,763 for the nine months ended September 30, 2012.

Investment Securities

Investment securities represented 27.7% of total assets at September 30, 2012 and 29.8% at December 31, 2011. Total investment securities decreased $15,669,758, or 6.6%, to $220,488,439 at September 30, 2012 from $236,158,197 at December 31, 2011.  Purchases of investments totaled $38,402,408 during the nine months ended September 30, 2012, and proceeds from calls and repayments totaled $53,672,543 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2012, securities available for sale totaled $97,088,995, which was an increase of $3,405,221, or 3.6%, from securities available for sale totaling $93,683,774 at December 31, 2011.

At September 30, 2012, the securities available for sale portfolio had net unrealized gains of $3,028,339, compared to net unrealized gains of $2,318,299 at December 31, 2011.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2012, securities held to maturity were $123,399,444, a decrease of $19,074,979, or 13.4%, from $142,474,423 at December 31, 2011.  The fair value of the held to maturity portfolio at September 30, 2011 was $129,739,848.

Proceeds from maturities and prepayments of securities during the first nine months of 2012 were used primarily to reduce the Company’s borrowings.

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

The following table sets forth the classification of loans by major category at September 30, 2012 and December 31, 2011.

Loan Portfolio Composition	September 30, 2012		December 31, 2011
Component	Amount	% of total	Amount	% of total
Construction loans	$61,574,328	11%	$49,285,783	10%
Residential real estate loans	10,985,063	2%	12,885,352	3%
Commercial business	56,264,002	19%	50,784,674	11%
Commercial real estate	105,207,151	20%	99,636,976	21%
Mortgage warehouse lines	251,330,808	46%	249,345,831	52%
Loans to individuals	10,655,759	2%	12,219,640	3%
Deferred loan fees and costs	999,208	0%	1,017,959	0%
All other loans	230,880	0%	255,556	0%
	$497,247,199	100%	$475,431,771	100%

The loan portfolio increased by $21,815,428, or 4.6%, to $497,247,199 at September 30, 2012, compared to $475,431,771 at December 31, 2011.  The mortgage warehouse lines portfolio increased by $1,984,977 or 0.8%, to $251,330,808 at September 30, 2012 compared to $249,345,831 at December 31, 2011.  This component’s increase at September 30, 2012 compared to December 31, 2011 was principally the result of traditional refinance activity as borrowers that were credit qualified and had the required equity in their homes refinanced their mortgages.

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

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis, and (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual.

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

Non-performing loans increased by $1,807,610 to $4,799,080 at September 30, 2012 from $2,991,470 at December 31, 2011.  The major segments of non-accrual loans consist of commercial loans, and commercial real estate loans, which are in the process of collection and loans secured by residential real estate which is either in foreclosure or under contract to close after September 30, 2012.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans increased to 0.97% at September 30, 2012 from 0.63% at December 31, 2011.  Loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2012	2011
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$0
Non-accrual loans	4,799,080	2,991,470
Total non-performing loans	4,799,080	2,991,470
Other real estate owned	10,225,740	12,409,201
Total non-performing assets	$15,024,820	$15,400,671

Non-performing loans to total loans	0.97%	0.63%
Non-performing loans to total loans excluding mortgage warehouse lines	1.95%	1.32%
Non-performing assets to total assets	1.89%	1.95%
Non-performing assets to total assets excluding mortgage warehouse lines	2.76%	2.84%

Non-performing assets decreased by $375,851 to $15,024,820 at September 30, 2012 from $15,400,671 at December 31, 2011.  Other real estate owned decreased by $2,183,461 to $10,225,740 at September 30, 2012 from $12,409,201 at December 31, 2011.  Since December 31, 2011, the Bank sold other real estate owned properties totaling approximately $1,686,389. In addition, during the nine months ended September 30, 2012, the Bank recorded a provision for loss on other real estate owned of $1,195,288.

At September 30, 2012, the Bank had eight loans totaling $1,212,589 which were troubled debt restructurings.  Three of these loans totaling $398,345 are included in the above table as non-accrual loans.  The remaining five loans totaling $814,244 are considered performing loans.

Non-performing assets represented 1.89% of total assets at September 30, 2012 and 1.95% at December 31, 2011.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Nine Months Ended	Year Ended	Nine Months Ended
	Sept. 30, 2012	December 31, 2011	Sept. 30, 2011
Balance, beginning of period	$5,534,450	$5,762,712	$5,762,712

Provision charged to operating expenses	1,649,994	2,558,328	1,283,330

Loans charged off :
Construction loans	(57,650)	(2,361,783)	(1,319,456)
Residential real estate loans	(130,694)	-	-
Commercial and commercial real estate	(229,401)	(437,699)	(228,662)
Loans to individuals	(83,859)	-	-
Lease financing	-	-	-
All other loans	-	-	-
	(501,604)	(2,799,482)	(1,548,118)
Recoveries
Construction loans	3,403	8,951	6,478
Residential real estate loans	-	-	-
Commercial and commercial real estate	6,800	3,941	3,934
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	10,203	12,892	10,412

Net (charge offs) / recoveries	(491,401)	(2,786,590)	(1,537,706)

Balance, end of period	$6,693,043	$5,534,450	$5,508,336

Loans :
At period end	$497,247,199	$475,431,771	$426,435,830
Average during the period	438,292,781	362,289,390	336,544,655
Net (charge offs)/recoveries to average loans outstanding (annualized)	(0.15%)	(0.77%)	(0.46%)

Allowance for loan losses to :
Total loans at period end	1.35%	1.16%	1.29%
Total loans at period end excluding mortgage warehouse lines	2.21%	1.95%	2.01%
Non-performing loans	139.47%	185.01%	100.37%

The Company’s provision for loan losses was $1,649,994 for the nine months ended September 30, 2012 compared to $1,283,330 for the nine months ended September 30, 2011.  In addition to the modest increase in the balance of non-performing loans from December 31, 2011 to September 30, 2012, the continuing adverse economic conditions that resulted in depreciation of collateral values securing construction and commercial loans necessitated the recorded provision.  Net charge offs/recoveries amounted to a net charge-off of $491,401 for the nine months ended September 30, 2012.

At September 30, 2012, the allowance for loan losses was $6,693,043 compared to $5,534,450 at December 31, 2011, an increase of $1,158,593.  The ratio of the allowance for loan losses to total loans at September 30, 2012 and December 31, 2011 was 1.35% and 1.16%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 139.47% at September 30, 2012, compared to 185.01% at December 31, 2011. Management believes the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Demand
Non-interest bearing	$133,244,013	$105,470,543
Interest bearing	191,260,147	201,987,751
Savings	190,753,453	176,198,907
Time	145,739,919	140,205,284
	$660,997,532	$623,862,485

At September 30, 2012, total deposits were $660,997,532, an increase of $37,135,047, or 6.0%, from $623,862,485 at December 31, 2011.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $51,150,000 at September 30, 2012, consisting of FHLB long-term borrowings of $10,000,000 and overnight funds purchased of $41,150,000, compared to $88,300,000 at December 31, 2011, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $78,300,000.

The Bank has a fixed rate convertible advance from the FHLB in the amounts of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $4,744,546, or 8.6%, to $59,744,321 at September 30, 2012, from $54,999,775 at December 31, 2011.  Tangible book value per common share increased by $0.97, or 10.0%, to $10.70 at September 30, 2012 from $9.73 at December 31, 2011.  The current period increase in tangible book value per common share was primarily the result of net income of $3,819,759 for the nine months ended September 30, 2012.  The ratio of shareholders’ equity to total assets was 7.50% and 6.95% at September 30, 2012 and December 31, 2011, respectively.

In lieu of cash dividends to common shareholders, the Company (and its predecessor the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  Five percent stock dividends were declared in 2011 and 2010 and paid in 2012 and 2011, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended September 30, 2012 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2012 and December 31, 2011 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Company
Total Capital to Risk Weighted Assets	$77,646,991	13.03%	$47,657,440	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	70,953,948	11.91%	23,828,720	>4%	N/A	N/A
Tier 1 Capital to Average Assets	70,953,948	9.21%	30,820,320	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$74,994,036	12.59%	$47,657,440	>8%	$59,571,800	>10%
Tier 1 Capital to Risk Weighted Assets	68,300,993	11.47%	23,828,720	>4%	35,743,080	>6%
Tier 1 Capital to Average Assets	68,300,993	8.94%	30,547,500	>4%	38,184,375	>5%

As of December 31, 2011
Company
Total Capital to Risk Weighted Assets	$72,037,863	12.22%	$47,164,800	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	66,434,272	11.27%	23,582,400	>4%	N/A	N/A
Tier 1 Capital to Average Assets	66,434,272	8.82%	30,138,401	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$69,172,940	11.73%	$47,164,800	>8%	$58,956,000	>10%
Tier 1 Capital to Risk Weighted Assets	63,638,489	10.79%	23,582,400	>4%	35,373,600	>6%
Tier 1 Capital to Average Assets	63,638,489	8.49%	29,983,580	>4%	37,479,475	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2012, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

Liquidity

At September 30, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $388,749,287, of its total assets at June 30, 2012.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At Septemberr 30, 2012, the balance of cash and cash equivalents was $14,000,178.

Net cash provided by operating activities totaled $5,307,557 for the nine months ended September 30, 2012 compared to net cash provided by operations of $14,729,743 for the nine months ended September 30, 2011.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $6,864,102 for the nine months ended September 30, 2012 compared to net cash used in investing activities of $1,117,459 for the nine months ended September 30, 2011.  The cash used in investing activities for the 2011 period included $101,539,588 in cash and cash equivalents acquired from the purchase of three branch offices.

Net cash provided by financing activities totaled $361,464 for the nine months ended September 30, 2012 compared to net cash used in financing activities of $16,878,712 for the nine months ended September 30, 2011.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2012, prepayments and maturities of investment securities totaled $53,672,543.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

In addition, subsequent to the end of the third quarter of 2012, the Company completed its common stock rights offering, which expired on October 5, 2012. The Company received gross proceeds of $5.0 million from holders of subscription rights.  The rights offering was fully subscribed. The Company intends to use the proceeds from the rights offering for general corporate purposes.  See Note 11 (Subsequent Event) to the Consolidated Financial Statements in this quarterly report for additional information regarding the rights offering.

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

Recent Events

On October 29, 2012, Hurricane Sandy caused destruction along the East Coast, including in New Jersey, and resulted in, among other things, severe property damage and the closure of many businesses and financial markets. The Company is currently assessing the impact of the storm on its facilities and business, its customers in the affected areas and its borrowers’ ability to repay their loans and any adverse impact on collateral values.  At this time the Company is unable to quantify the financial impact of any losses or disruptions and the effect that they may have on its future financial condition or results of operations.  The financial impact to the Company is expected to primarily relate to its consumer and commercial real estate loan portfolios and will depend on a number of factors, including, the types of loans most affected by the storm, the extent of damage to the Company’s collateral, the availability of insurance coverage, the availability of government assistance for the Company’s borrowers, and whether such borrowers’ ability to repay their loans has been diminished.

For more details regarding risk factors, including severe weather and climate change, that may affect the Company, see Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2012, if any.

Issuer Purchases of Equity Securities(1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2012	July 30, 2012	-	-	-	178,628
August 1, 2012	August 31, 2012	-	-	-	178,628
September 1, 2012	September 30, 2012	-	-	-	178,628
Total		-	-	-	178,628

_________________
(1)
The Company’s common stock repurchase program covers a maximum of 195,076 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for the subsequent common stock dividends.

Item 6.	Exhibits.

10.1
Subscription Agent Agreement, dated as of September 5, 2012, between 1st Constitution Bancorp and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on September 6, 2012)

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

101.INS	*	XBRL Instance Document X

101.SCH	*	XBRL Taxonomy Extension Schema Document X

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document X

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document X

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document X
_____________________
*	Filed herewith.
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

1ST CONSTITUTION BANCORP

Date: November 14, 2012	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)