Form 10-K
period 2012-12-31
1ST CONSTITUTION BANCORP
filed 2013-03-22
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $43,290,330.

As of February 28, 2013, 5,972,415 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business.

1st Constitution Bancorp

 1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2012, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer and Somerset Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates thirteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee and Princeton, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2012, the Bank had 150 employees, of which 134 were full-time employees.

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

Innovative Product Offerings

 The Bank’s Mortgage Warehouse Unit provides a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception in 2008.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $284,127,530 at December 31, 2012.

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

Non-Residential Consumer Lending

Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, and boats, as well as personal loans (secured and unsecured) and deposit account secured loans. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than are charged on other types of loans. Non-residential consumer loans, however, do pose additional risk of collectability when compared to traditional types of loans, such as residential mortgage loans.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2012 and 2011.

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

The Dodd-Frank Act requires publicly traded companies to give their stockholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  Because the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the “say on pay” requirement will become applicable to the Company at the Company’s 2013 annual meeting of shareholders.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

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

As of December 31, 2012, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2012, the Company maintained a Tier 1 capital ratio of 11.84% and total qualifying capital ratio of 12.98%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.  Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile.  In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.  At December 31, 2012, the Company’s leverage ratio was 9.29%.

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

In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and a higher minimum Tier 1 risk-based capital ratio of 6.0% (up from the present 4.0%).  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in November 2012 that they did not expect that any of the proposed rules would become effective on January 1, 2013. The federal bank regulatory agencies did not specify a new deadline.

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

On December 23, 2008, pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of the declarations of stock dividends to holders of common stock since the issuance of the warrant, the shares of common stock underlying the two warrants issued as replacements to the original warrant have been adjusted to 255,540 shares and the initial exercise price has been adjusted to $7.044 per share.  On October 27, 2010, the Company repurchased all of the outstanding shares of the Preferred Stock Series B from the Treasury, and the warrant was sold by the Treasury on November 23, 2011 and bifurcated into two warrants that were issued to two affiliated purchasers.  As of the date hereof, two warrants remain outstanding.

The two new warrants provide for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock.  The outstanding two warrants are immediately exercisable and expire in December 2018.

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

Insurance of Deposits

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Due to the recent difficult economic conditions, deposit insurance per account owner was raised to $250,000. That limit was made permanent by the Dodd-Frank Act.  The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.  The FDIC’s Transaction Account Guarantee Program (the “TAG Program”), one of two components of the Temporary Liquidity Guarantee Program (the “TLG Program”), provided participating depository institutions full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.

Under the TAG Program, effective December 5, 2008, insured depository institutions that have not opted out of the TAG Program were subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge was added to the institution’s existing risk-based deposit insurance assessments.  The Bank opted into the TAG Program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010. The Bank opted into the extensions.

The Dodd-Frank Act provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage from December 31, 2010 through December 31, 2012.  As of January 1, 2013, the maximum deposit insurance coverage per account holder was $250,000 for all depository accounts, including non-interest bearing transaction accounts, money market accounts, NOW accounts and savings accounts.  The temporary unlimited deposit insurance coverage had replaced the TAG Program that expired on December 31, 2010 and did not apply to all accounts covered under the TAG Program.  It covered only noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs. Beginning January 1, 2011, low-interest consumer checking accounts (NOW Accounts) and all other fiduciary accounts maintained by attorneys or other entities are no longer eligible for the unlimited deposit insurance coverage. Unlike the TAG Program, which allowed banks to opt in, the temporary unlimited insurance coverage applied at all FDIC-insured institutions and was no longer funded by separate premiums.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. The Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2012 compared to 2011. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Lending Limits

In January 2013, the New Jersey Department of Banking and Insurance issued an order requiring a New Jersey chartered bank’s calculation of lending limits to any person or entity to include credit exposure to such person or entity arising from a derivative transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.  Previously, such credit exposure was not included in a New Jersey chartered bank’s calculation of lending limits.  New Jersey chartered banks will have until July 1, 2013 to comply with the operative provisions of the order, which include compliance with all of the rules set forth in the Office of the Comptroller of the Currency’s Interim Final Rule on Lending Limits (codified at 12 C.F.R pts. 32, 159 and 160).  The Company does not anticipate this change in the calculation of lending limits to have a significant impact on its operations.

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability.

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

The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. Among other things, the proposed rules establish a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and a higher minimum Tier 1 risk-based capital ratio of 6.0% (up from the present 4.0%). The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in November 2012 that they did not expect that any of the proposed rules would become effective on January 1, 2013. The federal bank regulatory agencies did not specify a new deadline.

One likely effect of the proposed rules’ tightening of U.S. capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2011 through the end of fiscal year 2012, our stock price fluctuated between a high of $8.58 per share and a low of $4.99 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

The Bank is subject to liquidity risk.

Liquidity risk is the potential that the Bank will be unable to meet its obligations as they become due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

The Company is subject to liquidity risk.

Our recurring cash requirements, at the holding company level, primarily consist of interest expense on junior subordinated debentures issued to capital trusts. Holding company cash needs are routinely satisfied by dividends collected from the Bank.

While we expect that the holding company will continue to receive dividends from the Bank sufficient to satisfy holding company cash needs, in the event that the Bank has insufficient resources or is subject to legal or regulatory restrictions on the payment of dividends, the Bank may be unable to provide dividends or a sufficient level of dividends to the holding company; in that event, the holding company may have insufficient funds to satisfy its obligations as they become due.

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

In February  2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2012 compared to 2011. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

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

A significant portion of our primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business.  Additionally, surrounding areas, including New Jersey, may be central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.  On October 29, 2012, Hurricane Sandy caused destruction along the East Coast, including in New Jersey, and resulted in, among other things, severe property damage and the closure of many businesses and financial markets.  The financial impact to the Company was minimal as our mortgage loan customers in the areas affected by Hurricane Sandy did not sustain severe damage to their real properties and we experienced no loan delinquencies specifically related to Hurricane Sandy.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 14 branch offices in New Jersey, which includes the Bank’s main office in Cranbury, New Jersey.  In addition, we have a Mortgage Warehousing Funding Office which we lease in Somerset, New Jersey and an Operations Center which we lease in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of December 31, 2012:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2017
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	---
Cranbury, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2016
2000 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2018
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	---
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2014
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2014
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
150 Lawrenceville-Pennington Road,	Owned	2009	---
Lawrenceville, New Jersey

South River Operations Center	Leased	2010	2015
1246 South River Road, Bldg. 2
Cranbury, New Jersey

Rocky Hill Office
995 Route 518	Owned	2011	---
Skillman, New Jersey

Hopewell Office
86 East Broad Street	Owned	2011	---
Hopewell, New Jersey

Hillsborough Office
32 New Amwell Road	Owned	2011	---
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

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2012 and 2011, as reported on the Nasdaq Global Market.

	2012(1)		2011(1)
	High	Low	High	Low
First Quarter	$8.16	$5.74	$8.61	$7.39
Second Quarter	$8.58	$7.03	$7.85	$6.57
Third Quarter	$8.62	$7.45	$7.70	$5.47
Fourth Quarter	$8.48	$7.80	$6.35	$4.99

(1)	Prices have been retroactively adjusted for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013.

As of February 28, 2013, there were approximately 276 record holders of the Company’s common stock.

The Company paid 5% stock dividends on January 31, 2013, and February 2, 2012.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2012, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending

October 1, 2012	October 31, 2012	-	$-	-	187,559
November 1, 2012	November 30, 2012	2,337 (2)	8.95	-	187,559
December 1, 2012	December 31, 2012	-	-	-	187,559
	Total	2,337 (2)	$8.95	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

(2)	Shares repurchased by the Company from an employee not pursuant to the Company’s common stock repurchase program.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, L.L.C., 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Rights Offering to Existing Shareholders

During the third quarter of 2012, the Company launched a shareholders’ common stock rights offering, which expired on October 5, 2012.  The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights offering was fully subscribed.  Accordingly, the Company issued a total of 555,555 shares of common stock to the holders of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege.

Acquisition of Three Branches in 2011

On March 25, 2011, the Bank acquired certain deposit and other liabilities, real estate and related assets of the Rocky Hill, Hillsborough and Hopewell, New Jersey banking offices from another financial institution for a purchase price of $9.85 million (the “March 2011 Acquisition”).

The Company accounted for the March 2011 Acquisition using applicable accounting guidance regarding business combinations.  The fair value of savings and transaction deposit accounts acquired was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  A core deposit intangible was ascribed to the value of non-maturity deposits based upon an independent third party evaluation which was prepared using the actual characteristics of the deposits and assumptions we believe to be reasonable.  Certificates of deposit accounts were valued utilizing a discounted cash flows analysis based upon the underlying accounts’ contractual maturities and interest rates.  The present value of the projected cash flow was then determined using discount rates based upon certificate of deposit interest rates available in the marketplace for accounts with similar terms.  The fair value of the three branch buildings was determined via appraisals performed by qualified independent third party appraisers.  The fair value of loans acquired, all of which were performing, was assumed to approximate amortized cost based upon the small size and nature of those loans.

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

Results of Operations

The Company reported net income for the year ended December 31, 2012 of $5,060,504, an increase of 28.7% from the $3,931,443 reported for the year ended December 31, 2011.  The increase was due primarily to increases in net interest income and noninterest income, which were partially offset by increases in non-interest expenses and income taxes during the year ended December 31, 2012 compared to the prior year.

Diluted net income per common share was $0.90 for the year ended December 31, 2012 compared to $0.74 reported for the year ended December 31, 2011.  Basic net income per common share for the year ended December 31, 2012 was $0.92 as compared to $0.74 reported for the year ended December 31, 2011.  All per share information has been restated for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.65% and 8.63%, respectively, for the year ended December 31, 2012, compared to 0.54% and 7.60%, respectively, for the year ended December 31, 2011 and 0.50% and 5.78%, respectively, for the year ended December 31, 2010.  Key performance ratios improved for the 2012 fiscal year as compared to the prior year due to the higher net income for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the year ended December 31, 2012 was 3.98% as compared to the 3.55% net interest margin recorded for the year ended December 31, 2011, an increase of 43 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 84.0% of the Company’s non-GAAP net revenues for the year ended December 31, 2012.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2012, 2011 and 2010.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2012			2011			2010

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Assets:
Federal Funds Sold/Short-Term Investments	$31,405,164	$81,697	0.26%	$49,462,259	$126,729	0.26%	$18,009,601	$45,023	0.25%
Investment Securities:
Taxable	170,089,425	4,434,108	2.61%	200,218,556	5,422,190	2.71%	197,134,646	4,782,984	2.43%
Tax-exempt (4)	51,118,158	2,482,451	4.86%	45,377,934	2,208,221	4.87%	11,961,266	670,657	5.61%

Total	221,207,583	6,916,559	3.13%	245,596,490	7,630,411	3.11%	209,095,912	5,453,641	2.61%

Loan Portfolio (1):
Construction	56,802,621	3,673,709	6.47%	60,260,579	3,865,334	6.41%	71,590,569	4,373,609	6.11%
Residential Real Estate	11,673,215	603,748	5.17%	11,323,077	705,087	6.23%	10,866,758	635,681	5.85%
Home Equity	10,226,081	574,910	5.62%	12,194,011	698,822	5.73%	13,500,060	786,419	5.83%
Commercial and Commercial Real Estate	145,308,719	10,873,003	7.48%	134,446,807	10,153,005	7.55%	139,672,655	10,456,470	7.49%
Mortgage Warehouse Lines	204,852,547	9,734,919	4.75%	131,955,449	6,459,208	4.89%	139,430,511	6,707,820	4.81%
Installment	341,400	23,419	6.86%	452,504	31,342	6.93%	523,354	39,409	7.53%
All Other Loans	34,382,628	1,159,794	3.37%	24,052,479	903,288	3.76%	30,644,358	1020,458	3.33%
Total	463,587,211	26,643,502	5.75%	374,684,906	22,816,086	6.09%	406,228,265	24,019,866	5.91%

Total Interest-Earning Assets	716,199,958	33,641,758	4.70%	669,743,655	30,573,226	4.56%	633,333,778	29,518,530	4.66%

Allowance for Loan Losses	(6,370,415)			(5,959,591)			(5,249,095)
Cash and Due From Banks	12,570,141			13,136,295			9,468,512
Other Assets	52,092,249			44,527,891			29,680,680
Total Assets	$774,491,933			$721,448,250			$667,233,875

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$203,419,423	$988,999	0.49%	$172,790,166	$1,703,342	0.99%	$121,849,620	$1,705,233	1.40%
Savings Accounts	192,958,737	1,163,967	0.60%	179,903,197	1,387,585	0.77%	177,605,496	1,896,323	1.07%
Certificates of Deposit under $100,000	70,100,750	1,077,425	1.54%	73,470,718	1,260,946	1.72%	87,523,084	1,525,160	1.74%
Certificates of Deposit of $100,000 and Over	76,526,600	1,084,312	1.42%	79,898,632	1,308,249	1.64%	73,573,668	1,521,153	2.07%
Other Borrowed Funds	17,804,645	450,462	2.53%	18,400,493	444,185	2.41%	35,883,534	1,100,354	3.07%
Trust Preferred Securities	18,557,000	385,977	2.08%	18,557,000	683,057	3.68%	18,557,000	1,071,275	5.69%

Total Interest-Bearing Liabilities	579,367,155	5,151,142	0.89%	543,020,206	6,787,364	1.25%	514,992,402	8,819,498	1.71%

Net Interest Spread (2)			3.81%			3.31%			2.95%

Demand Deposits	127,558,073			117,876,295			87,482,143
Other Liabilities	8,912,516			8,800,907			7,497,664
Total Liabilities	715,837,744			669,697,408			609,972,209
Shareholders' Equity	58,654,189			51,750,842			57,261,666
Total Liabilities and Shareholders' Equity	$774,491,933			$721,448,250			$667,233,875

Net Interest Margin (3)		$28,490,616	3.98%		$23,785,862	3.55%		$20,699,032	3.27%

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

The Company’s net interest income increased on a tax equivalent basis by $4,704,754, or 19.8%, to $28,490,616 for the year ended December 31, 2012, from the $23,785,862 reported for the year ended December 31, 2011.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2012 was an increase in interest income of $3,068,532, resulting from increased volumes on the interest-earning loan portfolio.

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

Rate/Volume Table	Amount of Increase (Decrease)
	2012 versus 2011			2011versus 2010
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$(224,718)	$33,093	$(191,625)	$(707,655)	$199,380	$(508,275)
Residential Real Estate	20,250	(121,589)	(101,339)	27,403	42,003	69,406
Home Equity	(111,632)	(12,280)	(123,912)	(75,120)	(12,477)	(87,597)
Commercial and Commercial Real Estate	817,096	(97,093)	720,003	(389,342)	85,877	(303,465)
Mortgage Warehouse Lines	3,512,559	(236,848)	3,275,711	(359,853)	111,241	(248,612)
Installment	(7,653)	(270)	(7,923)	(5,131)	(2,936)	(8,067)
All Other Loans	369,363	(112,857)	256,506	(234,225)	117,055	(117,170)
Total Loans	4,375,263	(547,842)	3,827,421	(1,743,923)	540,143	(1,203,780)
Investment Securities :
Taxable	(802,182)	(185,901)	(988,083)	81,084	558,122	639,206
Tax-exempt	279,157	(4,931)	274,226	1,750,376	(212,812)	1,537,564
Total Investment Securities	(523,026)	(190,831)	(713,857)	1,831,460	345,310	2,176,770
Federal Funds Sold / Short-Term Investments	(45,032)	0	(45,032)	433,110	(351,404)	81,706
Total Interest Income	3,807,205	(738,673)	3,068,532	520,647	534,049	1,054,696

Interest Expense :
Money Market and NOW Accounts	$149,846	(864,189)	$(714,343)	$605,430	$(607,321)	$(1,891)
Savings Accounts	91,373	(314,991)	(223,618)	24,332	(533,070)	(508,738)
Certificates of Deposit under $100,000	(55,598)	(127,923)	(183,521)	(248,115)	(16,099)	(234,214)
Certificates of Deposit of $100,000 and Over	(51,731)	(172,206)	(223,937)	117,195	(330,099)	(212,904)
Other Borrowed Funds	(15,082)	21,359	6,277	(478,034)	(178,135)	(656,169)
Trust Preferred Securities	0	(297,080)	(297,080)	0	(388,218)	(388,218)
Total Interest Expense	118,808	(1,755,030)	(1,636,222)	20,808	(2,052,942)	(2,032,134)

Net Interest Income	$3,688,397	$1,016,357	$4,704,754	$499,839	$2,586,991	$3,086,830

Average interest earning assets increased by $46,456,303, or 6.9%, to $716,199,958 for the year ended December 31, 2012 from $669,743,655 for the year ended December 31, 2011.  The average total loan portfolio increased by $88,902,035, or 23.7%, to $463,587,211 for the year ended December 31, 2012 from $374,684,906 for the year ended December 31, 2011.  Due to a restructuring of the components of the Company’s loan portfolio during 2012, loan yields averaged 5.75% for the year ended December 31, 2012, 34 basis points lower than for the year ended December 31, 2011.  The average investment securities portfolio decreased 9.9%, while the yield on that portfolio increased 2 basis points for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Overall, the yield on interest earning assets increased 14 basis points to 4.70% in the year ended December 31, 2012 from 4.56% in the year ended December 31, 2011.

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

Interest expense decreased by $1,636,222, or 24.1%, to $5,151,142 for the year ended December 31, 2012, from $6,787,364 for the year ended December 31, 2011.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts, increased on average by $30,629,257 in 2012, or 17.7%, as compared to 2011, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 50 basis points in 2012 as compared to 2011.  Average interest bearing liabilities rose 6.7% in 2012 from 2011.  The cost of total interest-bearing liabilities decreased 36 basis points to 0.89% in 2012 from 1.25% in 2011.

Interest expense decreased by $2,032,134, or 23.0%, to $6,787,364 for the year ended December 31, 2011 from $8,819,498 for the year ended December 31, 2010.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts, increased on average by $50,940,546 in 2011, or 41.8%, as compared to 2010, contributing to the funding of loan portfolio growth.  The cost on these deposits decreased 41 basis points in 2011 as compared to 2010.  Average interest bearing liabilities rose 5.4% in 2011 from 2010.  The cost of total interest-bearing liabilities decreased 46 basis points to 1.25% in 2011 from 1.71% in 2010.

Average non-interest bearing demand deposits increased by $9,681,778, or 8.27%, to $127,558,073 for the year ended December 31, 2012 from $117,876,295 for the year ended December 31, 2011.  The primary reason for this increase in 2012 was the requirement for customers of the Warehouse Line of Credit to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Using this evaluation process, the Company’s provision for loan losses was $2,149,992 for the year ended December 31, 2012 and $2,558,328 for the year ended December 31, 2011.

Non-Interest Income

Non-interest income increased by $751,278, or 16.6%, to $5,267,528 for the year ended December 31, 2012 from $4,516,250 for the year ended December 31, 2011.  The following paragraphs explain the increase for 2012 versus 2011.

Service charges on deposit accounts increased by $38,663 to $930,162 for the year ended December 31, 2012 compared to $891,499 for the year ended December 31, 2011.  This component of non-interest income represented 17.7% and 19.7% of the total non-interest income for the years ended December 31, 2012 and 2011, respectively.  The current year increase is due to an increase in the number of accounts subject to service charges.

Gains on sales of loans held for sale increased by $86,065, or 4.8%, to $1,862,219 for the year ended December 31, 2012 from $1,776,154 for the year ended December 31, 2011.  Loan sale volume totaled $163.2 million in 2012 compared to $143.2 million in 2011.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  During the second quarter of 2011, the Bank revised its pricing on mortgage loan sales and now requires a 160 basis point return on sale transactions compared to the 110 basis point return requirement that existed prior to this revision.

During December 2012, the Bank sold available-for-sale securities with an aggregate book value of $5,761,594 that resulted in a pre-tax gain of $313,004.  There were no sales of securities for the year ended December 31, 2011.

Non-interest income also includes income from bank-owned life insurance (“BOLI”) which amounted to $447,524 for the year ended December 31, 2012 compared to $404,338 for the year ended December 31, 2011.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  An increase in demand for these services contributed to the increase in the other income component of non-interest income to $1,714,619 for the year ended December 31, 2012 as compared to $1,444,259 for the year ended December 31, 2011.

Non-Interest Expenses

Non-interest expenses increased by $3,965,531, or 20.0%, to $23,770,561 for the year ended December 31, 2012 from $19,805,030 for the year ended December 31, 2011.  The March 2011 Acquisition was a contributing cause for this current period increase in total non-interest expense and each of its major components when compared with non-interest expense for the prior period.  Operating expenses of the three acquired branches are included in all twelve months of operations for 2012 whereas 2011 operating expenses for the twelve month period include only nine months of expenses for these branches.  The current period increase in other real estate owned expenses was another significant factor contributing to the increase in total non-interest expenses.  The following table presents the major components of non-interest expenses for the years ended December 31, 2012 and 2011.

Non-interest Expenses	Year ended December 31,
	2012	2011
Salaries and employee benefits	$12,434,900	$11,219,439
Occupancy expense	2,470,577	2,391,281
Equipment expense	862,765	928,554
Telephone	351,183	365,218
Marketing	185,738	183,467
Data processing services	1,056,629	1,171,136
Regulatory, professional and consulting fees	726,556	931,339
FDIC deposit insurance	565,027	646,365
Other real estate owned expenses	3,553,779	732,693
Amortization of intangible assets	267,967	210,154
Other expenses	1,295,440	1,025,384
Total	$23,770,561	$19,805,030

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1,215,461, or 10.8%, to $12,434,900 for the year ended December 31, 2012 compared to $11,219,439 for the year ended December 31, 2011.  The increase in salaries and employee benefits for the year ended December 31, 2012 was the result of an increase in the number of employees, regular merit increases and increased health care costs.

Occupancy expenses increased by $79,296, or 3.3%, to $2,470,577 for the year ended December 31, 2012 compared to $2,391,281 for the year ended December 31, 2011.  In addition to the operating costs of the three new branches acquired in the March 2011 Acquisition, the increase in occupancy expenses for the current period was primarily attributable to increased depreciation, property taxes and maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services has decreased to $1,056,629 for the year ended December 31, 2012 from $1,171,136 for the year ended December 31, 2011, as Bank management reviewed all data processing systems during 2012 in order to obtain efficiencies through streamlining operations and purging non-essential elements, which resulted in lower monthly costs.

Regulatory, professional and other fees decreased by $204,783, or 22.0%, to $726,556 for the year ended December 31, 2012.  For the prior year, the Company incurred a higher level of legal fees in connection with the recovery of non-performing asset balances.  The Bank also incurred additional professional fees in the prior year in connection with the March 2011 Acquisition.

FDIC insurance expense decreased to $565,027 for the year ended December 31, 2012 compared to $646,365 for the year ended December 31, 2011 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses increased by $2,821,086 to $3,553,779 for the year ended December 31, 2012 compared to $732,693 for the year ended December 31, 2011, as the Company recorded $2,357,825 in loss provisions during 2012 and incurred maintenance and other holding costs on more properties held as other real estate owned during 2012 as compared to 2011.

Amortization of intangible assets expense increased to $267,967 for the year ended December 31, 2012 compared to $210,154 for the year ended December 31, 2011 as the expense for 2012 included twelve months of amortization of the $1.7 million core deposit intangible asset resulting from the March 2011 Acquisition versus nine months of amortization in the prior year.

All other expenses not addressed above increased in the aggregate by $192,503 to $2,695,126 for the year ended December 31, 2012 compared to $2,502,623 for the year ended December 31, 2011.  Current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses were comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased modestly to 72.1% for the year ended December 31, 2012 compared to 71.8% for the year ended December 31, 2011.

Income Taxes

Pre-tax income increased to $7,032,469 for the year ended December 31, 2012 compared to $5,222,574 for the year ended December 31, 2011.

The Company had income tax expense of $1,971,965 for the year ended December 31, 2012 compared to income tax expense of $1,291,131 for year ended December 31, 2011.  The increase in the income tax expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the $1,809,895 increase in pre-tax income for 2012 compared to 2011.  The Company’s effective tax rate increased to 28.0% in 2012 from 24.7% in 2011 due to a lower ratio of tax-exempt income to pre-tax income in 2012 compared to 2011.

Financial Condition

Cash and Cash Equivalents

At December 31, 2012 cash and cash equivalents totaled $14,044,921 compared to $15,195,259 at December 31, 2011.  Cash and cash equivalents at December 31, 2012 consisted primarily of cash and due from banks of $14,033,501 and federal funds sold/short-term investments of $11,420.  The corresponding balances at December 31, 2011 were $15,183,853 and $11,406, respectively.  The decrease was due primarily to timing of cash flows related to the Bank’s business activities.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Investment Securities

The investment securities portfolio amounted to $225,868,865, or 26.9% of total assets, at December 31, 2012 compared to $236,158,197, or 29.8% of total assets, at December 31, 2011.  Proceeds from maturities and prepayments for the year ended December 31, 2012 totaled $66,392,783 while security purchases totaled $63,884,715 during this period.  On an average balance basis, the investment securities portfolio represented 30.9% and 36.7%, respectively, of average interest-earning assets for each of the years ended December 31, 2012 and 2011.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 3.13% for the year ended December 31, 2012, an increase of 2 basis points from 3.11% earned for the year ended December 31, 2011.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  At December 31, 2012, available-for-sale securities amounted to $109,840,965, an increase from $93,683,774 at December 31, 2011.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	0	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities - GSE	24,912,948	1,576,387	0	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20.682,301
Trust preferred debt securities-single issuer	2,466,009	0	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted stock	2,493,300	0	0	2,493,300
Mutual fund	25,000	0	0	25,000

	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,073,957	$0	$3,073,957	$33,213	$0	$3,107,170
Residential collateralized mortgage obligations – GSE	19,660,625	0	19,660,625	1,021,556	0	20,682,181
Residential collateralized mortgage obligations-non-GSE	13,387,974	0	13,387,974	796,892	(289)	14,184,577
Residential mortgage backed securities – GSE	19,950,190	0	19,950,190	849,040	(944)	20,798,286
Obligations of State and Political subdivisions	42,815,706	0	42,815,706	3,039,935	0	45,855,641
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	0	(9,638)	146,080
Corporate debt securities	16,983,730	0	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations - GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations – non- GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities	2,463,296	0	(712,055)	1,751,241
Corporate debt securities	1,443,762	0	(7,818)	1,435,944
Restricted stock	4,412,600	0	0	4,412,600
Mutual fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential collateralized mortgage obligations-non-GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities - pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280
Proceeds from maturities and prepayments of securities available for sale amounted to $34,468,644 for the year ended December 31, 2012 and $62,413,278 for the year ended December 31, 2011.  At December 31, 2012, the portfolio had net unrealized gains of $1,806,967 compared to net unrealized gains of $2,318,299 at December 31, 2011.  These unrealized gains are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2012, securities held to maturity were $116,027,900, a decrease of $26,446,523 from $142,474,423 at December 31, 2011.  The fair value of the held-to-maturity portfolio at December 31, 2012 was $121,839,363.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$7,014,714	$7,035,000	0.76%
Residential mortgage backed securities-GSE	65,816	68,944	4.71%
Corporate Debt Securities	1,414,280	1,425,259	1.93%
Restricted Stock	2,493,300	2,493,300	5.25%
Mutual Fund	25,000	25,000	5.25%
	$11,013,110	$11,047,503	1.96%

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$9,955,805	$10,057,800	0.70%
Residential mortgage backed securities-GSE	269,875	289,069	5.18%
Obligations of State and Political subdivisions	483,938	486,312	5.81%
Corporate Debt Securities	15,296,993	15,595,542	1.99%
	$26,006,611	$26,428,723	1.60%

Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$12,414,076	$12,402,735	1.70%
Residential collateralized mortgage obligations-GSE	80,751	84,935	5.33%
Residential mortgage backed securities-GSE	3,015,167	3,276,792	5.16%
Obligations of State and Political subdivisions	2,701,112	2,963,440	5.81%
	$18,211,106	$18,727,902	2.97%

Due after ten years
Residential collateralized mortgage obligations-GSE	$6,268,559	$6,547,730	3.21%
Residential collateralized mortgage obligations-non GSE	3,811,933	3,924,182	3.21%
Residential mortgage backed securities-GSE	21,562,090	22,854,530	3.64%
Obligations of State and Political subdivisions	17,608,172	17,352,549	4.10%
Corporate Debt Securities	1,086,408	1,079,480	2.13%
Trust Preferred Debt Securities	2,466,009	1,998,366	0.99%
	$52,803,171	$53,636,837	3.57%

Total	$108,033,998	$109,840,965	2.54%

Held to maturity-
Due in one year or less
Obligations of US government sponsored corporations (“GSE”) and agencies	$1,500,345	$1,508,940	0.97%
Obligations of State and Political subdivisions	2,865,631	2,894,143	4.51%
Corporate Debt Securities	15,962,320	16,019,453	1.56%
	$20,328,296	$20,422,536	1.93%

Due after one year through five years
Obligations of US Government sponsored corporations (“GSE”) and agencies	$1,500,345	$1,508,940	1.20%
Obligations of State and Political subdivisions	2,865,631	2,894,143	4.75%
Corporate Debt Securities	15,962,320	16,019,453	3.56%
	$8,807,338	$9,119,488	3.98%

Due after five years through ten years
Residential collateralized mortgage obligations-GSE	$333,839	$340,078	4.94%
Residential mortgage backed securities-GSE	3,359,153	3,494,362	2.55%
Obligations of State and Political subdivisions	22,691,687	24,318,500	4.78%
	$26,384,679	$28,152,940	4.50%

Due after ten years
Residential collateralized mortgage obligations-GSE	$19,326,786	$20,342,103	3.24%
Residential collateralized mortgage obligations-non GSE	13,387,974	14,184,577	3.24%
Residential mortgage backed securities-GSE	16,591,037	17,303,924	3.38%
Obligations of State and Political subdivisions	11,046,072	12,167,715	5.83%
Trust Preferred Debt Securities	656,662	146,080	0.89%
	$61,008,531	$64,144,399	3.72%

Total	$116,528,844	$121,839,363	3.60%
* computed on a tax equivalent basis.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment.  During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727 with respect to this security.  No other-than-temporary impairment losses were recorded during 2012 and 2011.  See Note 3 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2012 amounted to $35,960,262 compared to $19,234,111 at December 31, 2011.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $178,044,892 for 2012 compared with $139,478,341 for 2011.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $463,587,211 for the year ended December 31, 2012, an increase of $88,902,305, or 23.7%, compared to an average of $374,684,906 for the year ended December 31, 2011.  At December 31, 2012, total loans amounted to $521,814,110 compared to $475,431,771 at December 31, 2011, an increase of $46,382,339. The average yield earned on the loan portfolio was 5.75% for the year ended December 31, 2012 compared to 6.09% for the year ended December 31, 2011, a decrease of 34 basis points.  This decrease was primarily due to a restructuring of the loan portfolio components during 2012.

The following table represents the components of the loan portfolio for the dates indicated.
	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$55,691,393	11%	$49,285,783	10%	$67,890,703	16%	$79,805,278	21%	$94,163,997	25%
Residential real estate loans	10,897,307	2%	12,885,352	3%	10,435,038	3%	10,253,895	3%	11,078,402	3%
Commercial business	57,865,436	11%	50,784,674	11%	54,733,172	13%	57,925,392	15%	57,528,879	15%
Commercial real estate	102,412,694	20%	99,636,976	21%	95,277,814	23%	96,306,097	25%	90,904,418	24%
Mortgage warehouse lines	284,127,530	54%	249,345,831	52%	169,575,899	41%	119,382,078	32%	106,000,231	28%
Loans to individuals	9,643,385	2%	12,219,640	3%	13,349,036	3%	15,554,027	4%	16,797,194	5%
Deferred loan costs	987,086	0%	1,017,959	0%	543,753	0%	489,809	0%	647,673	0%
All other loans	189,279	0%	255,556	0%	181,924	0%	229,159	0%	227,622	0%

Total	$521,814,110	100%	$475,431,771	100%	$411,987,339	100%	$379,945,735	100%	$377,348,416	100%

Commercial and commercial real estate loans averaged $145,308,719 for the year ended December 31, 2012, an increase of $10,861,912, or 8.1%, compared to $134,446,807 for the year ended December 31, 2011.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio decreased 7 basis points to 7.48% for 2012 from 7.55% for 2011.

Construction loans averaged $56,802,621 for the year ended December 31, 2012, a decrease of $3,457,958, or 5.7%, compared to $60,260,579 for the year ended December 31, 2011.  Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio increased 6 basis points to 6.47% for 2012 from 6.41% for 2011.

           The Bank’s Mortgage Warehouse Unit offers a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”).  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $284,127,531 at December 31, 2012 and $249,345,831 at December 31, 2011.  During 2012 and 2011, Warehouse Lines of Credit averaged $204,852,547 and $131,955,449, respectively, and yielded 4.75% and 4.89%, respectively.  The number of active mortgage banking customers increased from 44 in 2011 to 46 in 2012, plus the average usage across all active lines increased due to purchase and refinance activity attributed to historically low mortgage interest rates throughout 2012.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2012.

As of December 31, 2012:	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & Commercial Real Estate	$34,914,218	$33,140,490	$92,223,422	$160,278,130
Construction Loans	49,415,105	3,652,067	2,624,221	55,691,393
Total	$84,329,323	$36,792,557	$94,847,643	$215,969,523

Fixed rate loans	$20,522,827	$15,590,709	$19,139,044	$55,252,580
Floating rate loans	63,806,496	21,201,848	75,708,559	160,716,943
Total	$84,329,323	$36,792,557	$94,847,643	$215,969,523

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are composed of (1) loans on a non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual. Included in non-accrual loans are loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of a deterioration in the financial position of the borrower and have not performed in accordance with the restructured terms.

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

Non-performing loans increased by $2,972,032 to $5,963,502 at December 31, 2012, from $2,991,470 at December 31, 2011 as the disruptions in the financial system and the real estate market during the past few years required the Bank to charge-off  $548,091 of loans during 2012 compared to charge-offs of $2,799,482 during 2011.  The Bank recorded recoveries on previously charged-off loans of $14,860 and $12,892 during 2012 and 2011, respectively.  The major segments of non-accrual loans consist of commercial loans, commercial real estate loans and SBA loans which are in the process of collection and residential real estate which is either in foreclosure or under contract to close after December 31, 2012.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

As the table demonstrates, non-performing loans to total loans increased to 1.14% at December 31, 2012 from 0.63% at December 31, 2011.  Loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $1,104,568 to $14,296,103 at December 31, 2012 from $15,400,671 at December 31, 2011.  Other real estate owned decreased by $4,076,600 to $8,332,601 at December 31, 2012 from $12,409,201 at December 31, 2011.  During 2012, the Bank was able to successfully dispose of properties with an aggregate carrying value of $2,426,145 for a net loss of $13,347. The Bank recorded loss provisions against other real estate owned properties of $2,345,267 during 2012 and $147,178 during 2011. The Bank was able to secure the title for other properties totaling $553,762 during 2012, which will help to facilitate their disposal by sale process.

Non-performing assets represented 1.70% of total assets at December 31, 2012 and 1.95% at December 31, 2011.

Non-Performing Assets and Loans			December 31,
	2012	2011	2010	2009	2008
Non-Performing loans:
Loans 90 days or more past due and still accruing	$84,948	$0	$0	$145,898	$0
Non-accrual loans	5,878,554	2,991,470	8,809,167	4,161,628	3,351,777
Total non-performing loans	5,963,502	2,991,470	8,809,167	4,307,526	3,351,777
Other real estate owned:	8,332,601	12,409,201	4,850,818	1,362,621	4,296,536
Total non-performing assets	$14,296,103	$15,400,671	$13,659,985	$5,670,147	$7,648,313

Non-performing loans to total loans	1.14%	0.63%	2.14%	1.13%	0.89%
Non-performing loans to total loans excluding warehouse lines	2.51%	1.32%	3.63%	1.65%	1.24%

Non-performing assets to total assets	1.70%	1.95%	2.12%	0.84%	1.40%
Non-performing assets to total assets excluding mortgage warehouse lines	2.57%	2.84%	2.88%	1.02%	1.74%

At December 31, 2012, the Bank had ten loans totaling $2,491,879 that were troubled debt restructurings.  Five of these loans totaling $480,233 are included in the above table as non-accrual loans; the remaining five loans totaling $2,011,646 are considered performing.

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

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2012	2011	2010	2009	2008
Balance, beginning of year	$5,534,450	$5,762,712	$4,505,387	$3,684,764	$3,348,080

Provision charged to operating expenses	2,149,992	2,558,328	2,325,000	2,553,000	640,000

Loans charged off:
Construction loans	(57,650)	(2,361,783)	(450,000)	(1,226,754)	(53,946)
Residential real estate loans	(130,694)	-	-	-	(31,865)
Commercial and commercial real estate loans	(275,888)	(437,699)	(609,468)	(511,791)	(220,565)
Loans to individuals	(83,859)		(22,087)	(1,973)	-
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	(548,091)	(2,799,482)	(1,081,555)	(1,740,518)	(306,376)
Recoveries:
Construction loans	3,403	8,951	-	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	11,458	3,941	13,880	2,575	3,060
Loans to individuals	-	-	-	5,566	-
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	14,861	12,892	13,880	8,141	3,060

Net (charge offs) / recoveries	(533,230)	(2,786,590)	(1,067,675)	(1,732,377)	(303,316)

Balance, end of period	$7,151,212	$5,534,450	$5,762,712	$4,505,387	$3,684,764

Loans:
At year end	$521,814,110	$475,431,771	$411,987,339	$379,945,735	$377,348,416
Average during the year	444,064,283	362,289,390	387,575,677	384,314,052	340,666,744
Net charge offs to average loans outstanding	(0.12%)	(0.77%)	(0.28%)	(0.45%)	(0.09%)
Allowance for loan losses to:
Total loans at year end	1.37%	1.16%	1.40%	1.19%	0.98%
Total loans at year end excluding Mortgage warehouse lines	2.41%	1.95%	2.06%	1.52%	1.18%
Non-performing loans	119.92%	185.01%	65.42%	104.59%	109.93%

            At December 31, 2012, the allowance for loan losses was $7,151,212 compared to $5,534,450 at December 31, 2011, an increase of $1,616,762, or 29.2%.  The ratio of the allowance for loan losses to total loans at December 31, 2012 and 2011 was 1.37% and 1.16%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 119.92% at December 31, 2012 compared to 185.01% at December 31, 2011. Management believes that the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following table describes the allocation of the allowance for loan losses among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Balance at end of period applicable to:

Domestic:
Commercial and commercial real estate loans	$3,235,010	31%	$2,532,344	32%	$2,695,859	36%	$1,486,659	41%	$1,477,550	39%
Construction loans	1,990,292	11%	1,054,695	10%	1,744,068	16%	1,739,332	21%	1,478,520	25%
Mortgage warehouse lines	1,420,638	54%	1,122,056	52%	763,092	41%	537,219	31%	477,001	28%
Residential real estate loans	112,103	2%	91,076	3%	67,828	3%	72,718	3%	71,087	3%
Loans to individuals	104,854	2%	189,729	3%	194,367	3%	145,542	4%	149,386	5%
Unallocated	288,315		544,550		297,498		523,917		31,220

	$7,151,212	100%	$5,534,450	100%	$5,762,712	100%	$4,505,387	100%	$3,684,764	100%

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits in the year ended December 31, 2012 averaged $670,563,583, an increase of $46,624,575, or 7.5%, compared to $623,939,008 in the year ended December 31, 2011.  At December 31, 2012, total deposits were $707,689,475, an increase of $83,826,990, or 13.4%, from $623,862,485 at December 31, 2011.  The Bank’s non-interest bearing demand deposits increased by $46,864,216, or 44.4%, at December 31, 2012 compared to December 31, 2011. The average rate paid on the Bank’s interest-bearing deposit balances for 2012 was 0.79%, a decrease from the 1.12% average rate for 2011.  Average interest bearing deposits increased by $36,942,797, or 7.3%, to $543,005,510 for the year ended December 31, 2012 from $506,062,713 for the year ended December 31, 2011.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2012 were $141,617,916, an increase of $1,412,632, or 1.0%, from $140,205,284 at December 31, 2011.  The retail certificates of deposit component of time deposits decreased by $3,369,968, or 4.6%, to an average of $70,100,750 for 2012 from an average of $73,470,718 for 2011.  The average cost of these deposits decreased to 1.54% for 2012 from 1.72% for 2011.  Certificates of deposit of $100,000 or more decreased by $3,372,032 to an average of $76,526,600 for 2012 from an average of $79,898,632 for 2011.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds. For information concerning time deposits of $100,000 or more by time remaining until maturity, see Note 10 of the Notes to Consolidated Financial Statements.

Average non-interest bearing demand deposits increased by $9,681,778, or 8.2%, to $127,558,073 for the year ended December 31, 2012 from $117,876,295 for the year ended December 31, 2011.  At December 31, 2012, non-interest bearing demand deposits totaled $152,334,759, an increase of 44.4% compared to $105,470,543 at December 31, 2011.  Non-interest bearing demand deposits made up 21.5% and 16.9% of total deposits at December 31, 2012 and 2011, respectively, and represent a stable, interest-free source of funds.

Savings accounts increased by $26,062,128, or 14.8%, to $202,261,035 at December 31, 2012 from $176,198,907 at December 31, 2011.  The average balance of savings accounts for 2012 increased by $13,055,540 to $192,958,737 compared to an average balance of $179,903,197 for 2011.

Interest bearing demand deposits, which include interest-bearing checking, money market and the Bank’s premier money market product, 1st Choice account, increased by $30,629,257, or 17.7%, to an average of $203,419,423 for 2012 from an average of $172,790,166 in 2011.  The average cost of interest bearing demand deposits decreased 50 basis points to 0.49% for 2012 compared to 0.99% for 2011.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2012		2011		2010
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand deposits	$127,558,073	19%	$117,876,295	19%	$87,482,143	16%
Interest bearing demand deposits	203,419,423	30%	172,790,166	28%	121,849,620	22%
Savings deposits	192,958,737	29%	179,903,197	29%	177,605,496	32%
Certificates of deposit of $100,000 or more	76,526,600	11%	79,898,632	13%	73,573,668	13%
Other certificates of deposit	70,100,750	11%	73,470,718	12%	87,523,084	17%
Total	$670,563,583	100%	$623,939,008	100%	$548,034,011	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds decreased by $595,848, or 3.2%, to $17,804,645 for the year ended December 31, 2012 from the average balance of $18,400,493 for the year ended December 31, 2011.  The average cost of other borrowed funds increased 12 basis points to 2.53% for 2012 compared to 2.41% for 2011.

The balance of borrowings was $42,400,000 at December 31, 2012, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $32,400,000.  The balance of borrowings at December 31, 2011 was $88,300,000, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $78,300,000.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $10,053,757, or 18.3%, to $65,053,532 at December 31, 2012 from $54,999,775 at December 31, 2011.  Tangible book value per common share was $10.02 at December 31, 2012 and $9.27 (restated for subsequent stock dividends) at December 31, 2011.  The ratio of average shareholders’ equity to total average assets was 7.57%, 7.17% and 8.58% for  2012, 2011, and 2010, respectively.  The increase in shareholders’ equity from December 31, 2011 to December 31, 2012 was primarily the result of net income of $5,060,504 for 2012 supplemented by the net proceeds of $4,819,794 from the sale of the Company’s common stock through a rights offering to shareholders that was completed in October 2012.

On December 23, 2008, pursuant to the TARP CPP under the EESA, the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the Treasury pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Preferred Stock Series B and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12 million.  As a result of subsequent stock dividends, the shares of common stock underlying the two warrants issued as replacements to the original warrant have been adjusted to 255,540 shares and the exercise price was adjusted to $7.044 per share.

On October 27, 2010, the Company repaid the Treasury for the Treasury’s investment in the Company made under the TARP CPP.  The Company paid $12,120,000 (including accrued and unpaid dividends) to the Treasury to redeem all 12,000 outstanding shares of the Company’s Preferred Stock Series B that were issued to the Treasury under the TARP program.

The warrant issued to the Treasury provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  In addition, the Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.  On November 23, 2011, the Treasury held an auction and sold the warrant in a private placement to an unrelated third party purchaser.  At the time of the sale, the number of shares of the Company’s common stock underlying the warrant had been adjusted to 231,782 shares and the exercise price had been adjusted to $7.766 per share as a result of stock dividends.  In connection with the sale, the Company issued two new warrants (a warrant to purchase 197,529 shares at an exercise price of $7.766 per share and a warrant to purchase 34,253 shares at an exercise price of $7.766 per share) to affiliates of the third party purchaser.  Certain terms and conditions of the original warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  However, the anti-dilution provisions related to stock splits or distributions of securities or other assets to holders of the Company’s common stock remain in place under the two new warrants.  In addition, the Company has no agreement with the holders of the warrants pursuant to which such holders will not exercise voting rights with respect to any shares of common stock issued upon exercise of their warrants.  These warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the original warrant issued to the Treasury.

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

In lieu of cash dividends, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2012 and 2011 and paid in 2013 and 2012, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 19 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2012.  Further discussion of these commitments is included in Note 17 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$1,620,362	$0	$0	$0	$1,620,362
Commitments to extend credit	$160,459,141	$0	$0	$0	$160,459,141
Commitments to sell residential loans	$35,960,262	$0	$0	$0	$35,960,262

Liquidity

At December 31, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $420,484,191, of its December 31, 2012 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2012, the balance of cash and cash equivalents was $14,044,921.

Subsequent to the end of the third quarter of 2012, the Company completed its common stock rights offering, which expired on October 5, 2012.  The Company received gross proceeds of $5.0 million from holders of subscription rights. The rights offering was fully subscribed.  The Company intends to use the proceeds from the rights offering for general corporate purposes.

Net cash used in operating activities totaled $5,588,032 for the year ended December 31, 2012 compared to net cash provided by operations of $9,610,506 for the year ended December 31, 2011.  The primary source of funds was net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.  Cash was used in operations primarily for originating loans held for sale.

Net cash used in investing activities totaled $38,670,566 for the year ended December 31, 2012 compared to net cash used in investing activities of $43,066,163 for the year ended December 31, 2011.  The decrease in cash usage for 2012 compared to 2011 resulted from a decreased volume of loan closings during 2012.

Net cash provided by financing activities totaled $43,108,260 for the year ended December 31, 2012 compared to net cash provided by financing activities of $30,940,415 for the year ended December 31, 2011.  The cash provided by financing activities in 2012 came primarily from the net increase in deposits and proceeds from the issuance of common stock pursuant to the rights offering that was completed in October 2012.  The cash provided by financing activities in 2011 came primarily from an increase in short term borrowings.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2012, prepayments and maturities of investment securities totaled $66,392,783.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2012.

Interest Rate Sensitivity Analysis at December 31, 2012
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$10,155				$10,155			$3,879	$14,034
Federal funds sold	11				11				11
Investment securities	11,810	11,397	14,625	22,868	60,700	89,969	75,200		225,869
Loans held for sale	35,960				35,960				35,960
Loans, net of allowance for loan losses	402,438	8,994	11,904	17,659	440,995	66,806	14,013	(7,151)	514,663
Other assets								50,431	50,431
	$460,374	$20,391	$26,529	$40,527	$547,821	$156,775	$89,213	$47,159	$840,968
Sources of Funds :
Demand deposits - noninterest bearing								$ 152,335	$ 152,335
Demand deposits - interest bearing	91,923				91,923	101,271	18,282		211,476
Savings deposits	125,861			27	125,888	40,153	36,220		202,261
Time deposits	6,074	16,116	23,481	37,102	82,773	58,845			141,618
Borrowings	32,400				32,400		10,000		42,400
Redeemable subordinated debentures		18,557			18,557				18,557
Non-interest-bearing sources								72,321	72,321
	$256,258	$34,673	$23,481	$37,129	$351,541	$200,269	$64,502	$224,656	$840,968

Asset (Liability) Sensitivity Gap :
Period Gap	$204,116	($14,282)	$3,048	$3,398	$196,280	($43,494)	$24,711	($177,497)	-
Cumulative Gap	$204,116	$189,834	$192,882	$196,280	$196,280	$152,786	$177,497	-	-
Cumulative Gap to Total Assets	24.3%	22.6%	22.9%	23.3%	23.3%	18.2%	-	-	-

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believed that hedging instruments available during 2012 were not cost-effective, and therefore, focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby models estimate the variance in net income with a change in interest rates of plus or minus 200, 300, and 400 basis points over 12 and 24 month periods.  Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.            Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2012 and 2011.

Consolidated Statements of Income – For the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2012 and 2011.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2012.

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

4.2
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.3
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

4.4
Subscription Agent Agreement, dated as of September 5, 2012, between 1st Constitution Bancorp and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

4.5		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

4.6		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

10.1		#
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

Exhibit No.	Description

10.3	#
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

10.10	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.11	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.12	#
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

10.14	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

Exhibit No.	Description

10.15	#
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

10.18
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

10.20	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.21	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.22
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.23	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.24
Branch Purchase and Assumption Agreement and Agreement for Purchase between Amboy Bank and 1st Constitution Bank dated  as of December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 3, 2011)

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23	*	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
March 22, 2013

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS

CASH AND DUE FROM BANKS	$14,033,501	$15,183,853

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,420	11,406

Total cash and cash equivalents	14,044,921	15,195,259

INVESTMENT SECURITIES
Available for sale, at fair value	109,840,965	93,683,774
Held to maturity (fair value of $121,839,363 and $147,621,280 at December 31, 2012 and 2011, respectively)	116,027,900	142,474,423
Total securities	225,868,865	236,158,197

LOANS HELD FOR SALE	35,960,262	19,234,111

LOANS	521,814,110	475,431,771
Less- Allowance for loan losses	(7,151,212)	(5,534,450)

Net loans	514,662,898	469,897,321

PREMISES AND EQUIPMENT, net	10,630,295	10,439,304

ACCRUED INTEREST RECEIVABLE	2,872,099	2,996,848

BANK-OWNED LIFE INSURANCE	15,026,506	13,578,981

OTHER REAL ESTATE OWNED	8,332,601	12,409,201

OTHER ASSETS	13,569,935	11,817,693
Total assets	$840,968,382	$791,726,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$152,334,759	$105,470,543
Interest bearing	555,354,716	518,391,942
Total deposits	707,689,475	623,862,485

BORROWINGS	42,400,000	88,300,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,057,779	1,186,511
ACCRUED EXPENSES AND OTHER LIABILITIES	6,210,596	4,821,144
Total liabilities	775,914,850	736,727,140

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 5,985,275 and 5,096,054 shares issued and 5,977,924 and 5,094,503 shares outstanding as of December 31, 2012 and 2011, respectively	48,716,032	40,847,929
Retained earnings	15,594,293	13,070,606
Treasury Stock, at cost, 7,351 shares and 1,551 shares at December 31, 2012 and 2011, respectively	(61,086)	(10,222)
Accumulated other comprehensive income	804,293	1,091,462
Total shareholders’ equity	65,053,532	54,999,775
Total liabilities and shareholders’ equity	$840,968,382	$791,726,915

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2012 and 2011

	2012	2011
INTEREST INCOME:
Loans, including fees	$26,643,502	$22,816,086
Securities:
Taxable	4,434,108	5,422,190
Tax-exempt	1,677,329	1,492,041
Federal funds sold and
short-term investments	81,697	126,729
Total interest income	32,836,636	29,857,046

INTEREST EXPENSE:
Deposits	4,314,703	5,660,122
Borrowings	450,462	444,185
Redeemable subordinated debentures	385,977	683,057

Total interest expense	5,151,142	6,787,364

Net interest income	27,685,494	23,069,682

PROVISION FOR LOAN LOSSES	2,149,992	2,558,328
Net interest income after provision
for loan losses	25,535,502	20,511,354

NON-INTEREST INCOME:
Service charges on deposit accounts	930,162	891,499
Gain on sales of securities available for sale	313,004	0
Gain on sales of loans	1,862,219	1,776,154
Income on Bank-owned life insurance	447,525	404,338
Other income	1,714,618	1,444,259
Total other income	5,267,528	4,516,250

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,434,900	11,219,439
Occupancy expense	2,470,577	2,391,281
Data processing expenses	1,056,629	1,171,136
FDIC insurance expense	565,027	646,365
Other real estate owned expenses	3,553,779	732,693
Other operating expenses	3,689,649	3,644,116
Total other expenses	23,770,561	19,805,030
Income before income taxes	7,032,469	5,222,574

INCOME TAXES	1,971,965	1,291,131
Net income	$5,060,504	$3,931,443

NET INCOME PER COMMON SHARE
Basic	$0.92	$0.74
Diluted	$0.90	$0.74
WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	5,511,114	5,302,287
Diluted	5,607,103	5,341,255
The accompanying notes are an integral part of these financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012 and 2011

	2012	2011
NET INCOME	$5,060,504	$3,931,443
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(198,328)	1,172,759
Reclassification adjustment for realized gains on available for sale securities included in net income	(313,004)	-
Pension liability	12,880	12,878
Unrealized gain on interest rate swap contract	-	353,552
	(498,452)	1,539,189
Income tax effect	211,283	(545,901)
Other comprehensive (loss) income	(287,169)	993,288
Comprehensive income	$4,773,335	$4,924,731

The accompanying notes are an integral part of these financial statements.

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Earnings	Stock	Income	Equity

BALANCE, January 1, 2011	$38,899,855	$10,741,779	$(58,652)	$98,174	$49,681,156

Exercise of stock options, and issuance of vested
shares under employee benefit programs	254,862		81,493		336,355

Share-based compensation	90,596				90,596

Treasury Stock purchased			(33,063)		(33,063)

5% stock dividend declared December 2011	1,602,616	(1,602,616)			0

Net Income for the year ended December 31, 2011		3,931,443			3,931,443

Other comprehensive income				993,288	993,288

BALANCE, December 31, 2011	40,847,929	13,070,606	(10,222)	1,091,462	54,999,775

Exercise of stock options, net and issuance of vested
shares under employee benefit programs	412,340		71,706		484,046

Share-based compensation	99,152				99,152

Treasury stock purchased			(122,570)		(122,570)

Shares issued in connection with Shareholders’ Rights program	4,819,794				4,819,794

5% stock dividend declared December 2012	2,536,817	(2,536,817)			0

Net Income for the year ended December 31, 2012		5,060,504			5,060,504

Other comprehensive (loss)				(287,169)	(287,169)

BALANCE, December 31, 2012	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011
	2012	2011
OPERATING ACTIVITIES:
Net income	$5,060,504	$3,931,443
Adjustments to reconcile net income
to net cash (used in) provided by operating activities-
Provision for loan losses	2,149,992	2,558,328
Provision for loss on other real estate owned	2,345,267	147,178
Depreciation and amortization	1,172,625	1,060,108
Net amortization of premiums and discounts on securities	1,468,338	1,617,464
Gains on sales of securities available for sale	(313,004)	0
Losses on sales of other real estate owned	13,347	48,459
Gains on sales of loans held for sale	(1,862,219)	(1,776,154)
Originations of loans held for sale	(178,044,892)	(139,478,341)
Proceeds from sales of loans held for sale	163,180,960	143,239,614
Income on bank-owned life insurance	(447,525)	(404,338)
Share-based compensation expense	474,758	426,730
Deferred tax benefit	(1,792,342)	(218,835)
Decrease (increase) in accrued interest receivable	124,749	(588,093)
(Increase) in other assets	(16,584)	(305,131)
(Decrease) in accrued interest payable	(128,732)	(340,942)
(Decrease) increase in accrued expense and other liabilities	1,026,726	(306,984)

Net cash (used in) provided by operating activities	(5,588,032)	9,610,506

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(57,242,330)	(69,849,189)
Held to maturity	(6,602,385)	(97,428,222)
Proceeds from maturities and repayments
of securities -
Available for sale	34,468,644	62,413,278
Held to maturity	31,924,139	35,622,119
Proceeds from sales of securities available for sale	6,074,598	0
Net (increase) in loans	(47,469,331)	(75,323,683)
Purchase of bank-owned life insurance	(1,000,000)	(1,700,000)
Capital expenditures	(1,095,649)	(540,632)
Additional investment in other real estate owned	(141,050)	(733,902)
Proceeds from sales of other real estate owned	2,412,798	2,934,480
Cash consideration received in connection with acquisition of branches	0	101,539,588

Net cash (used in) investing activities	(38,670,566)	(43,066,163)

FINANCING ACTIVITIES:

Exercise of stock options and issuance of vested shares	484,046	336,355
Purchase of Treasury Stock	(122,570)	(33,063)
Net increase (decrease) in demand, savings and time deposits	83,826,990	(31,762,877)
Net (decrease) increase in short term borrowings	(45,900,000)	62,400,000
Net proceeds from issuance of common stock through Shareholder’s Rights Plan	4,819,794	0

Net cash provided by financing activities	43,108,260	30,940,415

Decrease in cash and cash equivalents	(1,150,338)	(2,515,242)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	15,195,259	17,710,501

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$14,044,921	$15,195,259

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$5,279,874	$7,128,306
Income taxes	3,177,000	1,774,256
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	553,762	9,954,598

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, 204 South Newman Street Corp. and 249 New York Avenue LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2012, 50.7% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 19.3% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 30.0% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2012.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.  Rate lock commitments and related derivative instruments were not deemed to be significant at December 31, 2012 and 2011 and therefore, not recorded on the balance sheet at December 31, 2012 and 2011.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $1,620,362 and $3,119,020 at December 31, 2012 and 2011, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2012.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2012 and 2011.

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

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2012 and 2011.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2012 and 2011 and has not recognized any liabilities for tax uncertainties as of December 31, 2012 and 2011. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2012 and 2011. The tax years subject to examination by the taxing authorities are, for federal purposes, the years ended December 31, 2011 and 2010, and, for state purposes, the years ended December 31, 2011, 2010, and 2009.  The Company’s 2009 Federal income tax return is currently under review by the  Internal Revenue Service.

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

Share-Based Compensation

The Company recognizes compensation expense for stock awards and options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of stock-based compensation is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each stock option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 16 – Share-Based Compensation for additional information.

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

Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, common stock options and unvested restricted stock awards (as defined below), using the treasury stock method.  All share information has been restated for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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

	Year Ended December 31, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$5,060,504	5,511,114	$0.92

Effect of dilutive securities:
Stock options and unvested stock awards		95,989

Diluted EPS:
Net income plus assumed conversion	$5,060,504	5,607,103	0.90

	Year Ended December 31, 2011
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$3,931,443	5,302,287	$0.74

Effect of dilutive securities:
Stock options and unvested stock awards		38,968

Diluted EPS:
Net income plus assumed conversion	$3,931,443	5,341,255	$0.74

For the years ended December 31, 2012 and 2011, 108,174 and 70,924 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.  For the year ended December 31, 2011, all common stock warrants issued under the CPP were anti-dilutive.

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2012 and 2011.

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

ASU 2011-05, 2001-12 and 2013-12 (Presentation of Comprehensive Income)

The provisions of ASU 2011-05 amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  The Company adopted this update on January 1, 2012 and the new Consolidated Statements of Comprehensive Income are included in these financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The new amendments will also require an organization to present cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g. pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). Nonpublic company are required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for nonpublic companies. The Company does not believe this pronouncement, when adopted, will have a material impact on operations or financial position.

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

3.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	0	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities – GSE	24,912,948	1,576,387	0	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20,682,301

Trust preferred debt securities – single issuer	2,466,009	0	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted Stock	2,493,300	0	0	2,493,300
Mutual fund	25,000	0	0	25,000
	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,073,957	$0	$3,073,957	$33,213	$0	$3,107,170
Residential collateralized mortgage obligations – GSE	19,660,625	0	19,660,625	1,021,556	0	20,682,181
Residential collateralized mortgage obligations-non-GSE	13,387,974	0	13,387,974	796,892	(289)	14,184,577
Residential mortgage backed securities – GSE	19,950,190	0	19,950,190	849,040	(944)	20,798,286
Obligations of State and Political subdivisions	42,815,706		42,815,706	3,039,935	0	45,855,641

Trust preferred debt securities – pooled	656,662	(500,944)	155,718	0	(9,638)	146,080
Corporate debt securities	16,983,730	0	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$19,400,856	$71,833	$0	$19,472,689
Residential collateralized mortgage obligations - GSE	13,421,544	476,589	0	13,898,133
Residential collateralized mortgage obligations – non- GSE	4,177,115	143,480	(20,151)	4,300,444
Residential mortgage backed securities – GSE	40,655,157	2,032,059	(7)	42,687,209
Obligations of State and
Political subdivisions	5,366,145	339,747	(5,378)	5,700,514
Trust preferred debt securities – single issuer	2,463,296	0	(712,055)	1,751,241
Corporate debt securities	1,443,762	0	(7,818)	1,435,944
Restricted Stock	4,412,600	0	0	4,412,600
Mutual Fund	25,000	0	0	25,000

	$91,365,475	$3,063,708	$(745,409)	$93,683,774

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,118,649	$0	$11,118,649	$59,571	$0	$11,178,220
Residential collateralized mortgage obligations – GSE	24,705,415	0	24,705,415	1,007,737	0	25,713,152
Residential collateralized mortgage obligations-non GSE	14,386,327	0	14,386,327	704,792	0	15,091,119
Residential mortgage backed securities – GSE	20,260,354	0	20,260,354	801,882	0	21,062,236
Obligations of State and
Political subdivisions	46,820,985	0	46,820,985	2,848,587	(2,507)	49,667,065
Trust preferred debt securities - pooled	646,574	(500,944)	145,630	0	(142,122)	3,508
Corporate debt securities	25,037,063	0	25,037,063	85,701	(216,784)	24,905,980

	$142,975,367	$(500,944)	$142,474,423	$5,508,270	$(361,413)	$147,621,280

The carrying value and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$7,014,714	$7,035,000
Residential mortgage backed securities-GSE	65,816	68,944
Corporate debt securities	1,414,280	1,425,259
Restricted stock	2,493,300	2,493,300
Mutual fund	25,000	25,000
	$11,013,110	$11,047,503

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$9,955,805	$10,057,800
Residential mortgage backed securities-GSE	269,875	289,069
Obligations of State and Political subdivisions	483,938	486,312
Corporate debt securities	15,296,993	15,595,542
	$26,006,611	$26,428,723

Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$12,414,076	$12,402,735
Residential collateralized mortgage obligations-GSE	80,751	84,935
Residential mortgage backed securities-GSE	3,015,167	3,276,792
Obligations of State and Political subdivisions	2,701,112	2,963,440
	$18,211,106	$18,727,902

Due after ten years
Residential collateralized mortgage obligations-GSE	$6,268,559	$6,547,730
Residential collateralized mortgage obligations-non GSE	3,811,933	3,924,182
Residential mortgage backed securities-GSE	21,562,090	22,854,530
Obligations of State and Political subdivisions	17,608,172	17,232,549
Corporate debt securities	1,086,408	1,079,480
Trust preferred debt securities	2,466,009	1,998,366
	$52,803,171	$53,636,837

Total	$108,033,998	$109,840,965

Held to maturity-
Due in one year or less
Obligations of US Government sponsored corporations (“GSE”) and agencies	$1,500,345	$1,508,940
Obligations of State and Political subdivisions	2,865,631	2,894,143
Corporate debt securities	15,962,320	16,019,453
	$20,328,296	$20,422,536

Due after one year through five years
Obligations of US Government sponsored corporations (“GSE”) and agencies	$1,573,612	$1,598,230
Obligations of State and Political subdivisions	6,212,316	6,475,283
Corporate debt securities	1,021,410	1,045,975
	$8,807,338	$9,119,488

Due after five years through ten years
Residential collateralized mortgage obligations-GSE	$333,839	$340,078
Residential mortgage backed securities-GSE	3,359,153	3,494,362
Obligations of State and Political subdivisions	22,691,687	24,318,500
	$26,384,679	$28,152,940

Due after ten years
Residential collateralized mortgage obligations-GSE	$19,326,786	$20,342,103
Residential collateralized mortgage obligations-non GSE	13,387,974	14,184,577
Residential mortgage backed securities-GSE	16,591,037	17,303,924
Obligations of State and Political subdivisions	11,046,072	12,167,715
Trust preferred debt securities	656,662	146,080
	$61,008,531	$64,144,399

Total	$116,528,844	$121,839,363

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 are as follows:

2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government sponsored corporations and agencies	1	$9,842,200	$(26,907)	$0	$0	$9,842,200	$(26,907)

Residential collateralized mortgage obligations-non-GSE	3	1,960,237	(4,516)	156,505	(2,847)	2,116,742	(7,363)

Residential mortgage backed securities GSE	2	3,989,675	(944)	0	0	3,989,675	(944)

Obligations of State and Political subdivisions	37	12,794,007	(486,337)	0	0	12,794,007	(486,337)

Trust preferred debt securities – Single issuer	4	0	0	1,998,366	(467,643)	1,998,366	(467,643)

Trust preferred debt securities – pooled	1	0	0	146,080	(510,582)	146,080	(510,582)

Corporate debt securities	5	3,176,328	(25,876)	0	0	3,176,328	(25,876)

Total temporarily impaired securities	53	$31,762,447	$(544,580)	$2,300,951	$(981,072)	$34,063,398	$(1,525,652)

2011		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential collateralized mortgage obligations - Non-GSE	1	$0	$0	$251,723	$(20,151)	$251,723	$(20,151)

Residential mortgage backed securities GSE	1	5,280	(7)	0	0	5,280	(7)

Obligations of State and Political Subdivisions	3	1,049,362	(7,885)	0	0	1,049,362	(7,885)

Trust preferred debt securities – single issue	4	0	0	1,751,241	(712,055)	1,751,241	(712,055)

Trust preferred debt securities – pooled	1	0	0	3,508	(643,066)	3,508	(643,066)

Corporate debt securities	25	13,668,246	(211,075)	666,956	(13,527)	14,335,202	(224,602)

Total temporarily impaired securities	35	$14,722,888	$(218,967)	$2,673,428	$(1,388,799)	$17,396,316	$(1,607,766)

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

Trust preferred debt securities-pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. Co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”), consisting primarily of financial institution holding companies.  During 2009, the Company recognized  an other-than-temporary impairment charge of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2012, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of December 31, 2012 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This December 31, 2012 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at December 31, 2012.

A number of factors could cause management to conclude in one or more future reporting periods that an unrealized loss that exists with respect to PRETSL XXV constitutes an additional credit impairment.  These factors include, but are not limited to, failure to make interest payments, an increase in the severity of the unrealized loss, an increase in the continuous duration of the unrealized loss without an impairment in value or changes in market conditions and/or industry or issuer specific factors that would render management unable to forecast a full recovery in value.  In addition, the fair value of trust preferred securities could decline if the overall economy and the financial condition of the issuers continue to deteriorate and there remains limited liquidity for this security.

The following table sets forth information with respect to this security at December 31, 2012:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's / S&P Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$656,662	$146,080	($510,582)	65.7%	15.6%	18.7%	14.1%	C/NR	$102,500,000	20.0%

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

4.           Loans and Loans Held for Sale

Loans are as follows:

	2012	2011

Commercial business	$57,865,436	$50,784,674
Commercial real estate	102,412,694	99,636,976
Mortgage warehouse lines	284,127,530	249,345,831
Construction loans	55,691,393	49,285,783
Residential real estate loans	10,897,307	12,885,352
Loans to individuals	9,643,385	12,219,640
All other loans	189,279	255,556
Gross Loans	520,827,024	474,413,812
Deferred loan costs	987,086	1,017,959
	$521,814,110	$475,431,771

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $35,960,262 at December 31, 2012 and $19,234,111 at December 31, 2011.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2012 and 2011 were residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2012 and 2011.

5.           Allowance for Loan Losses and Credit Quality Disclosure

A summary of the allowance for loan losses is as follows:

	2012	2011
Balance, beginning of year	$5,534,450	$5,762,712
Provision charged to operations	2,149,992	2,558,328
Loans charged off	(548,091)	(2,799,482)
Recoveries of loans charged off	14,861	12,892
Balance, end of year	$7,151,212	$5,534,450

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2012:

30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$ 0	$ 0	$ 1,581,031	$1,581,031	$54,110,362	$55,691,393	$ 0	$ 1,581,031
Commercial Business	202,451	70,192	518,912	791,555	57,073,881	57,865,436	0	629,821
Commercial Real Estate	0	0	3,137,553	3,137,553	99,275,141	102,412,694	0	3,478,607
Mortgage Warehouse Lines	0	0	0	0	284,127,530	284,127,530	0	0

Residential Real Estate	320,729	34,975	0	355,704	10,541,603	10,897,307	0	134,193

Consumer
Loans to Individuals	49,243	0	139,852	189,095	9,454,290	9,643,385	84,948	54,904
Other	0	0	0	0	189,279	189,279	0	0

Deferred Loan Fees	0	0	0	0	987,086	987,086	0	0

Total	$572,423	$ 105,167	$5,377,348	$6,054,938	$515,759,172	$521,814,110	$ 84,948	$ 5,878,554

The following table provides an aging of the loan portfolio by loan class at December 31, 2011:

30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$ 0	$ 0	$ 140,055	$ 140,055	$ 49,145,728	$49,285,783	$ 0	$ 140,055
Commercial Business	364,743	564,152	122,535	1,051,430	49,733,244	50,784,674	0	669,166
Commercial Real Estate	0	245,874	503,877	749,751	98,887,225	99,636,976	0	1,443,220
Mortgage Warehouse Lines	0	0	0	0	249,345,831	249,345,831	0	0

Residential Real Estate	905,310	0	661,171	1,566,481	11,318,871	12,885,352	0	661,171

Consumer
Loans to Individuals	0	144,904	77,858	222,762	11,996,878	12,219,640	0	77,858
Other	0	0	0	0	255,556	255,556	0	0

Deferred Loan Costs	0	0	0	0	1,017,959	1,017,959	0	0

Total	$1,270,053	$ 954,930	$1,505,496	$3,730,479	$471,701,292	$475,431,771	$ 0	$ 2,991,470

Additional income before taxes amounting to $362,399 and $337,158 would have been recognized in 2012 and 2011, respectively, if interest on all loans had been recorded based upon original contract terms.

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

       The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2012.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$49,373,827	55,498,613	$76,096,964	$284,127,530	$10,763,114
Special Mention	0	1,019,586	19,060,621	0	134,193
Substandard	5,777,494	1,064,799	7,255,109	0	0
Doubtful	540,072	282,438	0	0	0
Total	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,454,288	$189,279
Nonperforming	189,097	0
Total	$9,643,385	$189,279

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2011

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$ 44,106,827	$ 47,973,545	$ 84,642,510	$249,345,831	$ 12,224,181
Special Mention	5,038,901	1,657,993	10,574,489	0	142,477
Substandard	107,405	865,160	3,823,225	0	518,694
Doubtful	32,650	287,976	596,752	0	0
Total	$ 49,285,783	$ 50,784,674	$ 99,636,976	$249,345,831	$ 12,885,352

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$ 12,141,782	$ 255,556
Nonperforming	77,858	0
Total	$ 12,219,640	$ 255,556

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

Allowance for Credit Losses as of and for the year ended December 31,2012

			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Beginning Bal. - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$ 0	$5,534,450
Provision charged to operations	989,844	191,897	775,199	298,582	151,721	(6,911)	5,895	(256,235)	0	2,149,992
Loans charged off	(57,650)	(165,026)	(110,862)	0	(130,694)	(77,858)	(6,001)	0	0	(548,091)
Recoveries of loans charged off	3,403	11,276	182	0	0	0		0	0	14,861
Ending Bal.- December 31, 2012	$ 1,990,292	$ 972,789	$ 2,262,221	$ 1,420,638	$ 112,103	$ 102,583	$ 2,271	$ 288,315	$ 0	$7,151,212

Ending Balance
Individually evaluated for impairment	569,579	253,598	447,193	0	21,693	0	0	0	0	1,292,063
Collectively evaluated for impairment	1,420,713	719,191	1,815,028	1,420,638	90,410	102,583	2,271	288,315	0	5,859,149

Loans receivables:
Ending Balance	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307	$9,643,385	$189,279	$ 0	$987,086	$521,814,110
Individually evaluated for impairment	2,842,031	906,526	3,952,546	0	134,193	54,904	0	0	0	7,890,200
Collectively evaluated for impairment	52,849,362	56,958,910	98,460,148	284,127,530	10,763,114	9,588,481	189,279	0	987,086	513,923,910

Allowance for Credit Losses as of and for the year ended December 31,2011

			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Beginning Bal. - December 31, 2010	$1,744,068	$971,994	$1,723,865	$763,092	$67,828	$192,457	$1,910	$297,498	$ 0	$5,762,712
Provision charged to operations	1,663,459	262,110	8,133	358,964	23,248	(5,105)	467	247,052	0	2,558,328
Loans charged off	(2,361,783)	(303,403)	(134,296)	0	0	0	0	0	0	(2,799,482)
Recoveries of loans charged off	8,951	3,941	0	0	0	0	0	0	0	12,892
Ending Bal. – December 31, 2011	$ 1,054,695	$ 934,642	$ 1,597,702	$ 1,122,056	$ 91,076	$ 187,352	$ 2,377	$ 544,550	$ 0	$5,534,450

Ending Balance
Individually evaluated for impairment	0	283,424	186,055	0	11,619	77,858	0	0	0	558,956
Collectively evaluated for impairment	1,054,695	651,218	1,411,647	1,122,056	79,457	109,494	2,377	544,550	0	4,975,494

Loans receivables:
Ending Balance	$49,285,783	$50,784,674	$99,636,976	$249,345,831	$12,885,352	$12,219,640	$255,556	$ 0	$1,017,959	$475,431,771
Individually evaluated for impairment	140,055	952,156	1,934,120	0	661,171	77,858	0	0	0	3,765,360
Collectively evaluated for impairment	49,145,728	49,832,518	97,702,856	249,345,831	12,224,181	12,141,782	255,556	0	1,017,959	471,666,411

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

Impaired Loans Receivables (By Class)
December 31 ,2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2012 Average Recorded Investment	Year to Date 2012 Interest Income Recognized

With no related allowance:

Commercial
Construction	$1,360,914	$1,360,914	$0	$412,716	$0
Commercial Business	387,950	430,632	0	474,839	9,490
Commercial Real Estate	0	0	0	321,743	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,748,864	1,791,546	0	1,209,298	9,490

Residential Real Estate	0	0	0	23,600	0

Consumer
Loans to Individuals	54,904	54,904	0	54,904	0
Other	0	0	0	0	0
Subtotal	54,904	54,904	0	54,904	0

Subtotal with no related allowance	1,803,768	1,846,450	0	1,287,802	0

With an allowance:

Commercial
Construction	1,481,117	1,481,117	569,579	123,426	0
Commercial Business	518,576	663,403	253,598	456,541	15,746
Commercial Real Estate	3,952,546	3,999,032	447,193	2,964,744	29,291
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	5,952,239	6,143,552	1,270,370	3,544,711	45,037

Residential Real Estate	134,193	134,193	21,693	287,395	0

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with an allowance	6,086,432	6,277,745	1,292,063	3,832,106	45,037
Total:
Commercial	7,701,103	7,935,098	1,270,370	4,754,009	54,527
Residential Real Estate	134,193	134,193	21,693	310,995	0
Consumer	54,904	54,904	0	54,904	0
Total:	$7,890,200	$8,124,195	$1,292,063	$5,119,908	$54,527

Impaired Loans Receivables (By Class)
December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$140,055	$277,405	$0	$610,358	$0
Commercial Business	381,190	426,803	0	257,942	0
Commercial Real Estate	503,877	611,389	0	457,464	0
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	1,025,122	1,315,597	0	1,325,764	0

Residential Real Estate	142,477	142,477	0	11,873	0

Consumer
Loans to Individuals	0	0	0	0	0
Other	0	0	0	0	0
Subtotal	0	0	0	0	0

Subtotal with no Related Allowance	1,167,599	1,458,074	0	1,337,637	0

With an allowance:

Commercial
Construction	0	0	0	2,389,162	0
Commercial Business	570,966	570,966	283,424	791,808	10,001
Commercial Real Estate	1,430,243	1,430,243	186,055	1,036,007	2,294
Mortgage Warehouse Lines	0	0	0	0	0
Subtotal	2,001,209	2,001,209	469,479	4,216,977	12,295

Residential Real Estate	518,694	518,694	11,619	490,081	0

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	0
Other	0	0	0	0	0
Subtotal	77,858	77,858	77,858	77,858	0

Subtotal with an Allowance	2,597,761	2,597,761	558,956	4,784,916	12,295
Total:
Commercial	3,026,331	3,316,806	469,479	5,542,741	12,295
Residential Real Estate	661,171	661,171	11,619	501,954	0
Consumer	77,858	77,858	77,858	77,858	0
Total:	$3,765,360	$4,055,835	$558,956	$6,122,553	$12,295

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

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and restructurings.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2012 and 2011.

During 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$137,028	$86,794
Construction	1	1,278,362	1,261,000

During 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	4	$329,889	$329,889
Commercial Real Estate	2	840,106	840,106
Residential Real Estate	1	519,913	519,913

The following is a summary of troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2012 and 2011:

During 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
that subsequently defaulted:
Commercial	2	$82,113

During 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
that subsequently defaulted:
Commercial	1	$22,471
Residential Real Estate	1	518,694

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  Most of the modifications employed by the Bank during 2012 and 2011 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

6.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2012 and 2011 is as follows:
	December 31,
	2012	2011
Balance, beginning of year	$3,077,361	$3,368,786
Loans granted	412,581	9,711
Repayments of loans	(233,208)	(301,136)

Balance, end of year	$3,256,734	$3,077,361

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2012 and 2011.

7.           Premises and Equipment

Premises and equipment consist of the following:

		December 31,
	Estimated Useful Lives	2012	2011
Land		$1,797,528	$1,797,528
Construction in progress		0	18,427
Building	40 Years	7,272,293	7,300,110
Leasehold improvements	10 Years	4,016,113	3,291,727
Furniture and equipment	3 – 15 Years	3,745,340	3,409,030
		16,831,274	15,816,822
Less: Accumulated depreciation		(6,200,979)	(5,377,518)
		$10,630,295	$10,439,304

Depreciation expense was $904,658 and $849,954 for the years ended December 31, 2012 and 2011, respectively.

8.           Other Real Estate Owned (“OREO”)

The Bank held six properties valued at $8,332,601 at December 31, 2012 and thirteen properties valued at $12,409,201 at December 31, 2011.  The Company incurred impairment write-downs of $2,345,267 and $147,718 on OREO property during the years ended December 31, 2012 and 2011, respectively.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  Net OREO expenses, including impairment write-downs and sales gains and losses, amounted to $3,553,779 and $732,693 for the years ended December 31, 2012 and 2011, respectively, and is included in other operating expenses.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets are included in other assets and are summarized as follows:

	2012	2011
Goodwill	$3,764,314	$3,764,314
Core deposits intangible	1,393,228	1,661,195
Total	$5,157,542	$5,425,509

Amortization expense of intangible assets was $267,967 for the year ended December 31, 2012 and $210,154 for the year ended December 31, 2011.

Scheduled amortization of the core deposits intangible is as follows:

2013	$267,967
2014	258,054
2015	231,255
2016	231,255
2017	231,255
Thereafter	173,442
$1,393,228

10.           Deposits

Deposits consist of the following:

	2012	2011
Demand
Non-interest bearing	$152,334,759	$105,470,543
Interest bearing	211,475,765	201,987,751
Savings	202,261,035	176,198,907
Time	141,617,916	140,205,284
	$707,689,475	$623,862,485

At December 31, 2012, time deposits have contractual maturities as follows:

Year	Amount
2013	$82,529,124
2014	26,438,280
2015	12,191,851
2016	10,340,849
2017	10,117,812
$141,617,916

Individual time deposits in amounts of $100,000 or greater amounted to $72,248,706 and $70,588,990 at December 31, 2012 and 2011, respectively.  As of December 31, 2012, time certificates of deposit in amounts of $100,000 or more have remaining maturities as follows:

Maturity Range	Amount
Three months or less	$9,056,166
Over three months through six months	12,170,788
Over six months through twelve months	20,208,987
Over twelve months	30,812,765
$72,248,706

11.           Borrowings

The balance of borrowings was $42,400,000 at December 31, 2012, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $32,400,000.  The balance of borrowings was $88,300,000 at December 31, 2011 and consisted of long-term FHLB advance of $10,000,000 and overnight funds purchased of $78,300,000.

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $420,484,191, of its December 31, 2012 total assets.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2013 at which time it will be subject to review and renewal.

The Bank has one ten-year fixed rate convertible advances from the FHLB.  This advance, in the amount of $10,000,000 bears interest at the rate of 4.08%.  This advance is convertible quarterly at the option of the FHLB and is fully secured by marketable securities.  The FHLB advance matures on July 31, 2017. Due to the call provision, expected maturity could differ from contractual maturity.  The $32,400,000 in overnight funds purchased at December 31, 2012, had an interest rate of 0.31% and matured on January 2, 2013.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.9580% at December 31, 2012).  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2012	2011
Federal-
Current	$3,089,047	$1,238,594
Deferred	(1,415,505)	(79,149)
	1,673,542	1,159,445
State-
Current	675,260	271,372
Deferred	(376,837)	(139,686)
	298,423	131,686
	$1,971,965	$1,291,131

A comparison of income tax expense at the Federal statutory rate in 2012 and 2011 to the Company’s provision for income taxes is as follows:

	2012	2011

Federal income tax	$2,391,039	$1,775,675
Add (deduct) effect of:
State income taxes net of federal income tax effect	196,959	86,913
Tax-exempt interest income	(570,292)	(507,294)
Bank-owned life insurance	(152,158)	(137,475)
Other items, net	106,417	73,312
Provision for income taxes	$1,971,965	$1,291,131

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
Deferred tax assets (liabilities):
Write-downs and expenses of OREO	$1,443,644	$523,763
Allowance for loan losses	2,856,194	2,210,460
Unrealized gain on securities available for sale	(571,763)	(788,221)
SERP Liability	1,737,663	1,508,758
Other than temporary impairment loss	302,651	294,007
Depreciation	334,896	320,479
Nonaccrual interest	144,742	134,661
FAS 158 pension liability	65,493	70,668
Other	13,182	48,502
Net deferred tax assets	$6,326,702	$4,323,077

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

14.           Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and their related income tax effects are as follows:

	December 31, 2012	December 31, 2011
Unrealized holding gains on securities available for sale	$1,806,967	$2,318,299
Related income tax effect	(571,763)	(788,221)
	1,235,204	1,530,078

Unrealized impairment loss on held to maturity security	(500,944)	(500,944)
Related income tax effect	170,321	170,321
	(330,623)	(330,623)

Pension Liability	(165,781)	(178,661)
Related income tax effect	65,493	70,668
	(100,288)	(107,993)

Accumulated other comprehensive income	$804,293	$1,091,462

The components of other accumulated comprehensive income (loss), net of tax, which is a component of shareholders’ equity, were as follows:

	Net Unrealized Gains On Available for Sale Securities	Net Unrealized Impairment Loss On Held to Maturity Security	Net Change in Fair Value of Interest Rate Swap Contract	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$756,057	$(330,623)	$(211,562)	$(115,698)	$98,174

Net Change	774,021	-	211,562	7,705	993,288

Balance, December 31, 2011	1,530,078	(330,623)	0	(107,993)	1,091,462

Net Change	(294,874)	0	0	7,705	(287,169)

Balance, December 31, 2012	$1,235,204	$(330,623)	$0	$(100,288)	$804,293

15.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2012 and 2011 up to 6% of base compensation.  Employer contributions to the plan amounted to $204,918 in 2012 and $175,008 in 2011.

Benefit Plans

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The present value of the benefits accrued under these plans as of December 31, 2012 and 2011 is approximately $4,517,757 and $3,952,450, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense of $568,215 and $573,115 is included in the accompanying consolidated statements of income for the years ended December 31, 2012 and 2011, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $15.0 million and $13.6 million as of December 31, 2012 and 2011, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2012	2011
Change in Benefit Obligation
Liability for pension, beginning	$3,952,450	$3,392,213
Service cost	247,293	273,702
Interest cost	200,290	208,231
Actuarial (gain) loss	117,724	78,304
Benefits paid	0	0
Liability for pension, ending	$4,517,757	$3,952,450

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,517,757	$(3,952,450)
Net actuarial loss included in accumulated other comprehensive income	157,336	60,811
Prior service cost included in accumulated other comprehensive income	8,445	107,878
Net recognized pension expense	$(4,351,977)	$(3,783,761)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,517,757	$3,952,450
Accumulated benefit obligation	3,380,461	3,602,957

Components of Net Periodic Benefit Cost	2012	2011
Service cost	$247,293	$273,702
Interest cost	200,290	208,231
Amortization of prior service cost	99,432	99,432
Recognized net actuarial gain	21,201	(8,250)
Net periodic benefit expense	$568,216	$573,115

The net periodic benefit cost for the year ended December 31, 2013 is projected to be $218,210.

During the year ended December 31, 2013, actuarial (gains) and prior service cost of $(270,998) and $8,445, respectively, are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2012	2011
Discount Rate	6.00%	6.00%
Salary Scale	4.00%	4.00%

Projected Annual Benefit Payments*
2013	$689,198
2014	$0
2015	$3,776,489
2016	$0
2017	$804,660
2018-2022	$0

* Represents management’s expectation as of December 31, 2012 as to when such payments will be made.

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 1,363,102 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2012, there were 74,355 shares of common stock (as adjusted for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013) available for future grants under the Stock Plans, of which 49,926 shares are available for future grant under the 2006 Directors Stock Plan and 24,429 shares are available for future grant under the 2005 Equity Incentive Plan.

Stock-based compensation expense related to stock options was $99,152 and $90,596 for the years ended December 31, 2012 and 2011, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2012 and 2011 (as adjusted to reflect the 5% stock dividend declared in December 2012) are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	172,060	$9.74
Granted	64,782	6.84
Exercised	(14,573)	5.55
Forfeited	-	-
Expired	(15,518)	9.09
Outstanding at December 31, 2011	206,751	9.20	6.2	$6,390
Granted	28,007	6.11
Exercised	(9,040)	7.43
Forfeited	-	-
Expired	(3,824)	7.95
Outstanding at December 31, 2012	221,894	$8.91	6.0	$193,917

Exercisable at December 31, 2012	153,535	$9.90	4.9	$79,813

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2012 and 2011 was $9,399 and $16,122, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2012:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.69 to $6.21	62,000	8.9	$ 6.15	19,200	8.8	$ 6.16
$6.79 to $10.75	96,376	6.0	$ 8.18	70,817	5.5	$ 8.40
$11.51 to $13.77	63,518	3.1	$ 12.70	63,518	3.1	$ 12.70
	221,894	6.0	$ 8.91	153,535	4.9	$ 9.90

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2012 and 2011 are as follows:

	January 2012	December 2011	September 2011	January 2011
Fair value of options granted	$2.20	$2.14	$2.25	$3.09
Risk-free rate of return	0.84%	0.91%	0.90%	1.99%
Expected option life in years	7	7	7	7
Expected volatility	31.48%	31.48%	31.48%	33.02%
Expected dividends (1)	-	-	-	-

   (1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2012, there was approximately $96,434 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2012 and 2011 (as adjusted to reflect the 5% stock dividend declared in December 2012):

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at January 1, 2011	120,744	$6.98
Granted	74,921	6.61
Vested	(32,155)	8.23
Forfeited	(4,169)	7.39
Non-vested at December 31, 2011	159,341	6.54
Granted	47,034	8.73
Vested	(65,800)	8.38
Forfeited	-	-
Non-vested at December 31, 2012	140,575	$6.41

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $375,606 and $336,134 for the years ended December 31, 2012 and 2011.

As of December 31, 2012, there was approximately $833,593 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

17.           Commitments and Contingencies

As of December 31, 2012, future minimum rental payments under non-cancelable operating leases are as follows:

2013	$940,518
2014	697,226
2015	457,434
2016	420,589
2017	411,257
Thereafter	620,333
$3,547,357

Rent expense aggregated $1,303,584 and $1,241,770 for the years ended December 31, 2012 and 2011, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $160,459,141 and $146,616,964 to its borrowers as of December 31, 2012 and December 31, 2011, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $1,620,362 at December 31, 2012 and $3,119,020 at December 31, 2011.  The current amount of the liability as of December 31, 2012 and 2011 for guarantors under standby letters of credit is not material.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $36.0 million at December 31, 2012 and $19.2 million at December 31, 2011.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2012 and 2011.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Marketing	$185,738	$183,467
Equipment	862,765	928,554
Telephone	351,183	365,218
Regulatory, professional and other consulting fees	726,556	931,339
Amortization of intangible assets	267,967	210,154
Other expenses	1,295,440	1,025,156
	$3,689,649	$3,644,116

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2012, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2012 and 2011 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Company
Total Capital to Risk Weighted Assets	$81,213,909	12.98%	$50,044,960	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	74,062,697	11.84%	25,022,480	>4%	N/A	N/A
Tier I Capital to Average Assets	74,062,697	9.29%	31,881,576	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,621,740	12.57%	$50,044,960	>8%	$62,556,200	>10%
Tier I Capital to Risk Weighted Assets	71,470,528	11.43%	25,022,480	>4%	37,533,720	>6%
Tier I Capital to Average Assets	71,470,528	9.05%	31,604,458	>4%	39,505,573	>5%

As of December 31, 2011
Company
Total Capital to Risk Weighted Assets	$72,037,863	12.22%	$47,164,800	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	66,434,272	11.27%	23,582,400	>4%	N/A	N/A
Tier I Capital to Average Assets	66,434,272	8.82%	30,138,401	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$69,172,940	11.73%	$47,164,800	>8%	$58,956,000	>10%
Tier I Capital to Risk Weighted Assets	63,638,489	10.79%	23,582,400	>4%	35,373,600	>6%
Tier I Capital to Average Assets	63,638,489	8.49%	29,983,580	>4%	37,479,475	>5%

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

20.           Shareholders’ Equity

During the third quarter of 2012, the Company launched a shareholders’ common stock rights offering, which expired on October 5, 2012.  The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights offering was fully subscribed.  Accordingly, the Company issued a total of 555,555 shares of common stock at $9.00 per share to the holders of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege.

On December 23, 2008, pursuant to the Troubled Asset Relief Program (‘TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased (i) 12,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Stock Series B”) and (ii) a ten-year warrant to purchase up to 200,222 shares of the Company’s common stock, no par value, at an initial exercise price of $8.99 per share, for aggregate cash consideration of $12,000,000.  As a result of subsequent stock dividends declared , the shares of common stock initially underlying the warrant were adjusted to 255,540 shares and the initial exercise price was adjusted to $7.044 per share. On October 27, 2010, the Company repurchased from the Treasury all of the outstanding shares of the Preferred Stock Series B.

The warrant issued to the Treasury provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  The warrant is immediately exercisable and expires 10 years from the issuance date.  On November 23, 2011, the Treasury held an auction and sold the warrant in a private placement to an unrelated third party purchaser.  At the time of the sale, the number of shares of the Company’s common stock underlying the warrant had been adjusted to 231,782 shares and the exercise price had been adjusted to $7.766 per share as a result of stock dividends.  In connection with the sale, the Company issued two new warrants (a warrant to purchase 197,529 shares at an exercise price of $7.766 per share and a warrant to purchase 34,253 shares at an exercise price of $7.766 per share) to affiliates of the third party purchaser.  Certain terms and conditions of the original warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  However, the anti-dilution provisions related to stock splits or distributions of securities or other assets to holders of the Company’s common stock remain in place under the two new warrants.  As a result of the declarations of stock dividends to holders of common stock since the issuance of the two new warrants, the shares of common stock underlying the warrants have been adjusted to 255,540 shares (with 217,775 shares underlying one warrant and 37,765 shares underlying the other warrant) and the initial exercise prices for both warrants were adjusted to $7.044 per share.  These two warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the original warrant issued to the Treasury.

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

The two new warrants, which replaced the warrant issued under the TARP CCP, qualify and are accounted for as permanent equity on the Company’s balance sheet.

In July, 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value.  During the years ended December 31, 2012 and 2011, the Company repurchased 2,337 and 2,829 shares, respectively, as adjusted for subsequent stock dividends, for an aggregate price of approximately $20,916 and $23,484, respectively.

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

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing quoted market prices on nationally recognized exchanges (Level 1) or by using Level 2 inputs.  For Level 2 securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$27,923,670	$1,571,865	$-	$29,495,535
Residential collateralized mortgage obligations GSE	-	6,632,665	-	6,632,665
Residential collateralized mortgage obligations – non GSE	-	3,924,182	-	3,924,182
Residential mortgage backed securities - GSE	-	26,489,335	-	26,489,335
Obligations of State and Political subdivisions	-	20,682,301	-	20,682,301
Trust preferred debt securities - single issuer	-	1,998,366	-	1,998,366
Corporate debt securities	-	18,100,281	-	18,100,281
Restricted stock	-	2,493,300	-	2,493,300
Mutual fund	-	25,000	-	25,000

December 31, 2011:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$7,108,870	$12,363,819	$-	$19,472,689
Residential collateralized mortgage obligations GSE	-	13,898,133	-	13,898,133
Residential collateralized mortgage obligations – non GSE	-	4,300,444	-	4,300,444
Residential mortgage backed securities - GSE	-	42,687,209	-	42,687,209
Obligations of State and Political subdivisions	-	5,700,514	-	5,700,514
Trust preferred debt securities - single issuer	-	1,751,241	-	1,751,241
Corporate debt securities	-	1,435,944	-	1,435,944
Restricted stock	-	4,412,600	-	4,412,600
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2012 and 2011 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012:
Impaired loans	-	-	$4,794,369	$4,794,369
Other real estate owned	-	-	6,568,781	6,568,781

December 31, 2011:
Impaired loans	-	-	$2,038,805	$2,038,805
Other real estate owned	-	-	491,536	491,536

Impaired loans, measured at fair value and included in the above table, consisted of 16 loans having an aggregate balance of $6,086,432 and specific loan loss allowances of $1,292,063 at December 31, 2012 and nine loans at December 31, 2011 having an aggregate balance of $2,597,761 and specific loan loss allowances of $558,956.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
December 31, 2012

Impaired loans	$4,794,369	Appraisal of collateral (1)	Appraisal adjustments (2)	5-50%

Other Real Estate Owned	$6,568,781	Appraisal of collateral (1)	Appraisal adjustments (2)	8-60%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The estimated fair values, and the recorded book balances, were as follows:

December 31, 2012
	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Cash and cash equivalents	$14,044,921	$14,044,921	-	-	$14,044,921
Securities available for sale	109,840,965	27,923,670	81,917,295	-	109,840,965
Securities held to maturity	116,027,900	-	121,839,363	-	121,839,363
Loans held for sale	35,960,262	-	35,960,262	-	35,960,262
Loans	514,662,898	-	-	515,577,788	515,577,788
Accrued interest receivable	2,872,099	-	2,872,099	-	2,872,099
Deposits	(707,689,475)	-	(709,678,000)	-	(709,678,000)
Borrowings	(42,400,000)	-	(43,906,000)	-	(43,906,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,057,779)	-	(1,057,779)	-	(1,057,779)

	December 31, 2011
	Carrying	Fair
	Value	Value

Cash and cash equivalents	$15,195,259	$15,195,259
Securities available for sale	93,683,774	93,683,774
Securities held to maturity	142,474,423	147,621,280
Loans held for sale	19,234,111	19,234,111
Loans	469,897,321	471,633,550
Accrued interest receivable	2,996,848	2,996,848
Deposits	(623,862,485)	(625,764,000)
Borrowings	(88,300,000)	(90,163,000)
Redeemable subordinated debentures	(18,557,000)	(18,557,000)
Accrued interest payable	(1,186,511)	(1,186,511)

Loan commitments and standby letters of credit as of December 31, 2012 and 2011 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

22.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED STATEMENTS OF CONDITION

	December 31, 2012	December 31, 2011
Assets:
Cash	$271,638	$658,959
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	80,461,566	70,155,460
Other assets	2,320,328	2,185,356
Total Assets	$83,610,532	$73,556,775

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557,000	$18,557,000
Shareholders’ equity	65,053,532	54,999,775
Total Liabilities and Shareholders’ Equity	$83,610,532	$73,556,775

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011
Income:
Interest	$14,541	$13,327
Total Income	14,541	13,327

Expense:
Interest	397,920	694,141
Total Expense	397,920	694,141

Loss before income taxes and equity in undistributed income of Subsidiaries	(383,379)	(680,814)
Federal income tax benefit	(131,232)	(232,157)

Loss before equity in undistributed income of subsidiaries	(252,147)	(448,657)
Equity in undistributed income of subsidiaries	5,312,651	4,380,100
Net Income	5,060,504	3,931,443
Equity in other comprehensive income (loss) of subsidiaries	(287,169)	993,288
Comprehensive Income	$4,773,335	$4,924,731

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2012	2011
Operating Activities:
Net Income	$5,060,504	$3,931,443
Adjustments:
(Increase) in other assets	(134,972)	(472,963)
Equity in undistributed income of subsidiaries	(5,312,651)	(4,380,100)
Net cash used in operating activities	(387,119)	(921,620)

Cash Flows From Investing Activities:
Investment in subsidiary	(5,181,472)	0
Repayment of investment in subsidiaries	0	549,870
Net cash (used in) provided by investing activities	(5,181,472)	549,870

Cash Flows From Financing Activities:
Issuance of common stock, net	5,303,840	336,355
Reissue (purchase) of treasury stock	(122,570)	(33,063)
Net cash provided by financing activities	5,181,270	303,292

Net (decrease) in cash	(387,321)	(68,458)
Cash at beginning of year	658,959	727,417
Cash at end of year	$271,638	$658,959

23.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2012
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$8,408,534	$8,486,646	$7,907,189	$8,034,267
Interest expense	1,225,923	1,242,244	1,279,267	1,403,708
Net interest income	7,182,611	7,244,402	6,627,922	6,630,559
Provision for loan losses	499,998	499,998	549,998	599,998
Net interest income after provision
for loan losses	6,682,613	6,744,404	6,077,924	6,030,561
Non-interest income	1,597,670	1,316,727	1,187,966	1,165,165
Non-interest expense	6,600,896	6,183,174	5,373,974	5,612,517
Income before income taxes	1,679,387	1,877,957	1,891,916	1,583,209
Income taxes	438,642	523,038	593,808	416,477
Net income	$1,240,745	$1,354,919	$1,298,108	$1,166,732

Net income per common share :
Basic	$0.21	$0.25	$0.24	$0.22
Diluted	$0.20	$0.25	$0.24	$0.22

	2011
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$8,362,766	$7,475,646	$7,085,305	$6,933,329
Interest expense	1,516,719	1,630,175	1,871,266	1,769,204
Net interest income	6,846,047	5,845,471	5,214,039	5,164,125
Provision for loan losses	1,274,998	608,332	275,000	399,998
Net interest income after provision
For loan losses	5,571,049	5,237,139	4,939,039	4,764,127
Non-interest income	1,121,924	1,229,264	1,140,312	1,024,750
Non-interest expense	5,229,946	4,756,467	5,155,785	4,662,832
Income before income taxes	1,463,027	1,709,936	923,566	1,126,045
Income taxes	363,646	496,658	94,650	336,177
Net income	$1.099,381	$1,213,278	$828,916	$789,868

Net income per common share :
Basic	$0.21	$0.23	$0.16	$0.15
Diluted	$0.21	$0.23	$0.16	$0.15

24.           Recent Events

On October 29, 2012, Hurricane Sandy caused destruction along the East Coast, including in New Jersey, and resulted in, among other things, severe property damage and the closure of many businesses and financial markets.  The financial impact to the Company was minimal as its mortgage loan customers in the areas affected by Hurricane Sandy did not sustain severe damage to their real properties and the Company experienced no loan delinquencies specifically related to Hurricane Sandy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 22, 2013	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 22, 2013
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 22, 2013
Charles S. Crow, III /s/ DAVID C. REED	Director	March 22, 2013
David C. Reed /s/ WILLIAM M. RUE	Director	March 22, 2013
William M. Rue /s/ FRANK E. WALSH, III	Director	March 22, 2013
Frank E. Walsh, III /s/ JOHN P. COSTAS	Director	March 22, 2013
John P. Costas /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 22, 2013
Joseph M. Reardon	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3	(i)(B)
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

4.2
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.3
Warrant, dated December 23, 2008, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

4.4
Subscription Agent Agreement, dated as of September 5, 2012, between 1st Constitution Bancorp and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

4.5		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

4.6		*	Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock

10.1		#
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

10.10	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.11	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.12	#
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

10.14	#	1st Constitution Bancorp 2006 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on May 19, 2006)

10.15	#
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

10.18
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

Exhibit No.	Description

10.19
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.20	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the SEC on April 15, 2008)

10.21	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.22
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between 1st Constitution Bancorp and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10 to the Company’s Form S-3 filed with the SEC on January 29, 2009)

10.23	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.24
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