Form 10-Q
period 2013-03-31
1ST CONSTITUTION BANCORP
filed 2013-05-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of May 7, 2013, there were 5,991,182 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CASH AND DUE FROM BANKS	$101,428,004	$14,033,501
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,423	11,420
Total cash and cash equivalents	101,439,427	14,044,921
INVESTMENT SECURITIES:
Available for sale, at fair value	116,412,431	109,840,965
Held to maturity (fair value of $110,944,296 and $121,839,363 at March 31, 2013 and December 31, 2012, respectively)	105,587,937	116,027,900
Total investment securities	222,000,368	225,868,865
LOANS HELD FOR SALE	30,717,012	35,960,262
LOANS	415,037,282	521,814,110
Less- Allowance for loan losses	(6,023,283)	(7,151,212)
Net loans	409,013,999	514,662,898
PREMISES AND EQUIPMENT, net	10,494,684	10,630,295
ACCRUED INTEREST RECEIVABLE	2,413,766	2,872,099
BANK-OWNED LIFE INSURANCE	15,139,114	15,026,506
OTHER REAL ESTATE OWNED	8,294,887	8,332,601
OTHER ASSETS	13,052,201	13,569,935
Total assets	$812,565,458	$840,968,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$137,679,243	$152,334,759
Interest bearing	573,250,514	555,354,716
Total deposits	710,929,757	707,689,475
BORROWINGS	10,000,000	42,400,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	1,010,481	1,057,779
ACCRUED EXPENSES AND OTHER LIABILITIES	5,955,140	6,210,596
Total liabilities	746,452,378	775,914,850
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 6,004,623 and 5,985,275 shares issued and 5,992,398 and 5,977,924 shares outstanding as of March 31,2013 and December 31, 2012, respectively	48,928,602	48,716,032
Retained earnings	16,919,611	15,594,293
Treasury Stock, at cost, 12,225 shares and 7,351 shares at March 31, 2013 and December 31, 2012, respectively	(108,316)	(61,086)
Accumulated other comprehensive income	373,183	804,293
Total shareholders’ equity	66,113,080	65,053,532
Total liabilities and shareholders’ equity	$812,565,458	$840,968,382

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Loans, including fees	$5,972,195	$6,414,459
Securities:
Taxable	937,085	1,184,205
Tax-exempt	512,878	420,569
Federal funds sold and short-term investments	49,680	15,034
Total interest income	7,471,838	8,034,267

INTEREST EXPENSE:
Deposits	956,336	1,186,474
Borrowings	103,273	117,922
Redeemable subordinated debentures	87,873	99,312
Total interest expense	1,147,482	1,403,708

Net interest income	6,324,356	6,630,559
PROVISION FOR LOAN LOSSES	-	599,998
Net interest income after provision for loan losses	6,324,356	6,030,561

NON-INTEREST INCOME:
Service charges on deposit accounts	223,066	227,972
Gain on sales of loans	731,709	468,217
Income on Bank-owned life insurance	112,608	111,922
Other income	541,180	357,054
Total non-interest income	1,608,563	1,165,165

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,352,863	2,940,350
Occupancy expense	677,806	723,786
FDIC insurance expense	19,687	147,393
Data processing expenses	301,382	263,575
Other real estate owned expenses	545,505	377,627
Other operating expenses	1,185,725	1,159,786
Total non-interest expenses	6,082,968	5,612,517

Income before income taxes	1,849,951	1,583,209
INCOME TAXES	524,633	416,477
Net income	$1,325,318	$1,166,732

NET INCOME PER COMMON SHARE:
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2013	2012
Net Income	$1,325,318	$1,166,732

Other comprehensive income (loss) net of tax

Unrealized holding gains (losses) on securities available for sale	(433,035)	9,795

Pension liability	1,925	1,926

Other comprehensive (loss) income	(431,110)	11,721

Comprehensive income	$894,208	$1,178,453

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775

Exercise of stock options and issuance of vested shares under employee benefit program	140,798				140,798

Share-based compensation	23,540				23,540

Net Income for the three month ended March 31, 2012		1,166,732			1,166,732

Other comprehensive income				11,721	11,721
Balance, March 31, 2012	$41,012,267	$14,237,338	$(10,222)	$1,103,183	$56,342,566

Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532
Exercise of stock options and issuance of vested shares under employee benefit program	187,383				187,383

Share-based compensation	25,187				25,187
Treasury stock purchased			(47,230)		(47,230)
Net income for the three months ended March 31, 2013		1,325,318			1,325,318

Other comprehensive (loss)				(431,110)	(431,110)

Balance March 31, 2013	$48,928,602	$16,919,611	$(108,316)	$373,183	$66,113,080

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,325,318	$1,166,732
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	-	599,998
Provision for loss on other real estate owned	662,918	211,644
Depreciation and amortization	270,912	267,576
Net amortization of premiums and discounts on securities	314,201	366,528
Gains on sales of other real estate owned	(308,010)	0
Gains on sales of loans held for sale	(731,709)	(468,217)
Originations of loans held for sale	(44,012,744)	(41,388,684)
Proceeds from sales of loans held for sale	49,987,702	43,593,884
Income on Bank – owned life insurance	(112,608)	(111,922)
Share-based compensation expense	170,114	111,362
Decrease (increase) in accrued interest receivable	458,333	473,125
(Increase)decrease in other assets	531,820	98,912
Decrease in accrued interest payable	(47,298)	(111,778)
(Decrease) increase in accrued expenses and other liabilities	(255,455)	155,781
Net cash provided by operating activities	8,253,494	4,964,941
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(12,761,368)	(18,134,939)
Held to maturity	0	0
Proceeds from maturities and prepayments of securities -
Available for sale	5,417,275	20,607,265
Held to maturity	10,241,275	11,520,563
Net decrease in loans	103,647,874	36,657,075
Capital expenditures	(68,309)	(549,282)
Additional investment in other real estate owned	0	(81,812)
Proceeds from sales of other real estate owned	1,683,830	439,784
Net cash provided by investing activities	108,160,577	50,458,654
FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	187,383	140,798
Purchase of Treasury Stock	(47,230)	0
Net increase (decrease) in demand, savings and time deposits	3,240,282	34,701,473
Net (decrease) in borrowings	(32,400,000)	(78,300,000)
Net cash used in financing activities	(29,019,565)	(43,457,729)
Increase in cash and cash equivalents	87,394,506	11,965,866
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,044,921	15,195,259
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$101,439,427	27,161,125
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,194,780	1,515,486
Income taxes	750,000	-
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,001,025	-

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2013 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1ST Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012, filed with the SEC on March 22, 2013.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income stock by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, common stock options and unvested restricted stock awards (as defined below), using the treasury stock method. All share information has been adjusted for the effect of a 5% common stock dividend declared December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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
	Three Months Ended March 31, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,325,318	5,895,763	$0.22

Effect of dilutive securities:
Stock options and unvested stock awards		139,016

Diluted EPS:
Net income plus assumed conversion	$1,325,318	6,034,779	$0.22

	Three Months Ended March 31, 2012
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,166,732	5,350,995	$0.22
Effect of Dilutive Securities:
Stock options and unvested stock awards		57,177
Diluted EPS:
Net income plus assumed conversions	$1,166,732	5,408,172	$0.22

(3)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,378,446	$125,742	$(118,378)	$29,385,810
Residential collateralized mortgage obligations- GSE	5,454,770	246,106	-	5,700,876
Residential collateralized mortgage obligations- non GSE	3,513,795	114,969	(5,000)	3,623,764
Residential mortgage backed securities – GSE	34,255,964	1,414,668	(74,160)	35,596,472
Obligations of State and Political subdivisions	21,377,112	346,434	(915,558)	20,807,988
Trust preferred debt securities – single issuer	2,466,720	-	(403,320)	2,063,400
Corporate debt securities	17,754,471	426,326	(6,976)	18,173,821
Restricted stock	1,035,300	-	-	1,035,300
Mutual fund	25,000	-	-	25,000
	$115,261,578	$2,674,245	$(1,523,392)	$116,412,431

March 31, 2013	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,061,691	$-	$3,061,691	$27,959	$-	$3,089,650
Residential collateralized mortgage obligations – GSE	18,272,430	-	18,272,430	955,869	-	19,228,299
Residential collateralized mortgage obligations – non – GSE	12,833,053	-	12,833,053	748,440	-	13,581,493
Residential mortgage backed securities – GSE	18,580,528	-	18,580,528	777,182	(46,743)	19,310,967
Obligations of State and
political subdivisions	42,145,369	-	42,145,369	2,839,436	-	44,984,805
Trust preferred debt securities-pooled	656,662	(500,944)	155,718	-	(9,566)	146,152
Corporate debt securities	10,539,148	-	10,539,148	63,782	-	10,602,930
	$106,088,881	$(500,944)	$105,587,937	$5,412,668	$(56,309)	$110,944,296

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	-	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities - GSE	24,912,948	1,576,387	-	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20.682,301
Trust preferred debt securities-single issuer	2,466,009	-	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted stock	2,493,300	-	-	2,493,300
Mutual fund	25,000	-	-	25,000
	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

December 31, 2012	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,073,957	$-	$3,073,957	$33,213	$-	$3,107,170
Residential collateralized mortgage obligations-GSE	19,660,625	-	19,660,625	1,021,556	-	20,682,181
Residential collateralized mortgage obligations-non- GSE	13,387,974	-	13,387,974	796,892	(289)	14,184,577
Residential mortgage backed securities – GSE	19,950,190	-	19,950,190	849,040	(944)	20,798,286
Obligations of State and Political subdivisions	42,815,706	-	42,815,706	3,039,935	-	45,855,641
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	-	(9,638)	146,080
Corporate debt securities	16,983,730	-	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

Restricted stock at March 31, 2013 and December 31, 2012 consists of $1,020,300 and $2,478,300, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$12,000,753	$12,017,350
Residential mortgage backed securities-GSE	77,981	82,064
Corporate Debt Securities	1,409,492	1,416,248
Restricted Stock	1,035,300	1,035,300
Mutual Fund	25,000	25,000
	$14,548,526	$14,575,962
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$4,962,759	$5,057,400
Residential mortgage backed securities-GSE	4,068,483	4,047,840
Obligations of State and Political subdivisions	484,040	486,059
Corporate Debt Securities	15,258,848	15,677,974
	$24,774,130	$25,269,273
Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$12,414,934	$12,311,060
Residential collateralized mortgage obligations -GSE	35,919	39,031
Residential mortgage backed Securities - GSE	9,925,740	10,123,009
Obligations of State and Political Subdivisions	3,000,269	3,241,492
	$25,376,862	$25,714,592
Due after ten years
Residential collateralized mortgage obligations -GSE	$5,418,851	$5,661,845
Residential collateralized mortgage obligations –non GSE	3,513,795	3,623,764
Residential mortgage backed securities - GSE	20,183,760	21,343,559
Obligations of State and Political subdivisions	17,892,803	17,080,437
Corporate Debt Securities	1,086,131	1,079,599
Trust Preferred Debt Securities	2,466,720	2,063,400
	$50,562,060	$50,852,604

Total	$115,261,578	$116,412,431

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored Corporations (“GSE”) and agencies	$1,500,222	$1,506,120
Obligations of State and Political subdivisions	2,944,274	2,978,956
Corporate Debt Securities	9,521,371	9,558,625
	$13,965,867	$14,043,701

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$1,561,469	$1,583,530
Obligations of State and Political subdivisions	5,846,991	6,114,721
Corporate Debt Securities	1,017,777	1,044,305
	$8,426,237	$8,742,556

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$212,257	$216,176
Residential mortgage backed securities – GSE	3,045,103	3,174,896
Obligations of State and Political subdivisions	23,078,823	24,734,110
	$26,336,183	$28,125,182
Due after ten years
Residential collateralized mortgage obligations - GSE	18,060,173	19,012,123
Residential collateralized mortgage obligations – non GSE	12,833,053	13,581,493
Residential mortgage backed securities - GSE	15,535,425	16,136,071
Obligations of State and Political subdivisions	10,275,281	11,157,018
Trust Preferred Debt Securities - Pooled	656,662	146,152
	$57,360,594	$60,032,857

Total	$106,088,881	$110,944,296

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$10,741,220	$(118,378)	$-	$-	$10,741,220	$(118,378)

Residential collateralized mortgage obligations – non-GSE	2	976,498	(851)	147,632	(4,149)	1,124,130	(5,000)

Residential mortgage backed Securities - GSE	11	12,632,001	(120,903)	-	-	12,632,001	(120,903)

Obligations of State and Political Subdivisions	46	15,080,685	(915,558)	-	-	15,080,685	(915,558)

Trust preferred debt securities – single issuer	4	-	-	2,063,400	(403,320)	2,063,400	(403,320)

Trust preferred debt securities – pooled	1	-	-	146,152	(510,510)	146,152	(510,510)

Corporate Debt Securities	2	1,079,600	(6,532)	517,185	(444)	1,596,785	(6,976)

Total temporarily impaired securities	68	$40,510,004	$(1,162,222)	$2,874,369	$(918,423)	$43,384,373	$(2,080,645)

December 31, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$9,842,200	$(26,907)	$-	$-	$9,842,200	$(26,907)

Residential collateralized mortgage Obligations – non-GSE	3	1,960,237	(4,516)	156,505	(2,847)	2,116,742	(7,363)

Residential mortgage backed securities GSE	2	3,989,675	(944)	-	-	3,989,675	(944)

Obligations of State and Political Subdivisions	37	12,794,007	(486,337)	-	-	12,794,007	(486,337)

Trust preferred debt securities – single issuer	4	-	-	1,998,366	(467,643)	1,998,366	(467,643)

Trust preferred debt securities – Pooled	1	-	-	146,080	(510,582)	146,080	(510,582)

Corporate debt securities	5	3,176,328	(25,876)	-	-	3,176,328	(25,876)

Total temporarily impaired securities	53	$31,762,447	$(544,580)	$2,300,951	$(981,072)	$34,063,398	$(1,525,652)

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of March 31, 2013, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of March 31, 2013 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This March 31, 2013 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at March 31, 2013.

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

The following table sets forth information with respect to this security at March 31, 2013:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss) and OTTI	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$656,662	$146,152	($510,510)	67.6%	13.7%	18.7%	14.3%	C/ NR	$122,000	23.0%

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

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

(4)   Allowance for Loan Losses and Credit Quality Disclosure

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

            The following table provides an aging of the loan portfolio by loan class at March 31, 2013:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$156,000	$156,000	$41,187,971	$41,343,971	$-	$156,000
Commercial Business	88,971	-	490,532	579,503	49,991,120	50,570,623	-	490,532
Commercial Real Estate	618,135	-	861,748	1,479,883	102,034,714	103,514,597	-	1,202,516
Mortgage Warehouse Lines	-	-	-	-	198,147,590	198,147,590	-	-

Residential Real Estate	451,783	-	33,494	485,277	10,474,824	10,960,101	-	165,802

Consumer
Loans to Individuals	96,510	-	-	96,510	9,279,135	9,375,645	-	-
Other	-	-	-	-	171,550	171,550	-	-

Deferred Loan Fees	-	-	-	-	953,205	953,205	-	-

Total	$1,255,399	$-	$1,541,774	$2,797,173	$412,240,109	$415,037,282	$-	$2,014,850

The following table provides an aging of the loan portfolio by loan class at December 31, 2012:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$1,581,031	$1,581,031	$54,110,362	$55,691,393	$-	$1,581,031
Commercial Business	202,451	70,192	518,912	791,555	57,073,881	57,865,436	-	629,821
Commercial Real Estate	-	-	3,137,553	3,137,553	99,275,141	102,412,694	-	3,478,605
Mortgage Warehouse Lines	-	-	-	-	284,127,530	284,127,530	-	-

Residential Real Estate	320,729	34,975	-	355,704	10,541,603	10,897,307	-	134,193

Consumer
Loans to Individuals	49,243	-	139,852	189,095	9,454,290	9,643,385	84,948	54,904
Other	-	-	-	-	189,279	189,279	-	-

Deferred Loan Fees	-	-	-	-	987,086	987,086	-	-

Total	$572,423	$105,167	$5,377,348	$6,054,938	$515,759,172	$521,814,110	$84,948	$5,878,554

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses.

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are primarily assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal, in whole or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials are abundant and for service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals supported by high net worths and liquid assets.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2013.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$36,898,345	$48,262,759	$78,991,274	$198,147,590	$10,794,299
Special Mention	0	1,066,940	19,570,092	0	165,802
Substandard	4,445,626	1,097,775	4,953,231	0	0
Doubtful	0	143,149	0	0	0
Total	$41,343,971	$50,570,623	$103,514,597	$198,147,590	$10,960,101

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,375,645	$171,550
Nonperforming	0	0
Total	$9,375,645	$171,550

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2012.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$49,373,827	$55,498,613	$76,096,964	$284,127,530	$10,763,114
Special Mention	0	1,019,586	19,060,621	0	134,193
Substandard	5,777,494	1,064,799	7,255,109	0	0
Doubtful	540,072	282,438	0	0	0
Total	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,454,288	$189,279
Nonperforming	189,097	0
Total	$9,643,385	$189,279

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2013 and December 31, 2012:

Period-End Allowance for Credit Losses by Impairment Method March 31,2013
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$1,210,289	$817,181	$2,130,198	$990,738	$112,365	$102,334	$2,059	$658,119	$-	$6,023,283

Ending Balance
Individually evaluated for impairment	-	173,155	286,826	-	21,693	-	-	-	-	481,674
Collectively evaluated for impairment	$1,210,289	$644,026	$1,843,372	$990,738	$90,672	$102,334	$2,059	$658,119	$-	$5,541,609

Loans receivables:
Ending Balance	$41,343,971	$50,570,623	$103,514,597	$198,147,590	$10,960,101	$9,375,645	$171,550	$-	$953,205	$415,037,282
Individually evaluated for impairment	970,091	777,391	1,672,053	-	165,802	-	-	-	-	3,585,337
Collectively evaluated for impairment	$40,373,880	$49,793,232	$101,842,544	$198,147,590	$10,794,299	$9,375,645	$171,550	$-	$953,205	$411,451,945

Period-End Allowance for Credit Losses by Impairment Method December 31, 2012
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$-	$7,151,212

Ending Balance
Individually evaluated for impairment	569,579	253,598	447,193	-	21,693	-	-	-	-	1,292,063
Collectively evaluated for impairment	$1,420,713	$719,191	$1,815,028	$1,420,638	$90,410	$102,583	$2,271	$288,315	$-	$5,859,149

Loans receivables:
Ending Balance	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307	$9,643,385	$189,279	$-	$987,086	$521,814,110
Individually evaluated for impairment	2,842,031	906,526	3,952,546	-	134,193	54,904	-	-	-	7,890,200
Collectively evaluated for impairment	$52,849,362	$56,958,910	$98,460,148	$284,127,530	$10,763,114	$9,588,481	$189,279	$-	$987,086	$513,923,910

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2013 and 2012 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,606	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance - March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,334	$2,059	$658,119	$6,023,282

Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	-	-	-	(77,858)	(6,001)	-	(261,336)
Recoveries of loans charged off	3,403	5,427	-	-	-	-	-	-	8,830
Balance - March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942

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

Impaired Loans Receivables (By Class) – March 31, 2013
				Three months ended
				March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$970,091	$1,454,077	$-	$1,270,340	$17,903
Commercial Business	154,104	208,416	-	313,089	1,257
Commercial Real Estate	-	-	-		-
Mortgage Warehouse Lines	-	-	-		-
Subtotal	1,124,195	1,662,493	-	1,583,429	19,160
Residential Real Estate	33,494	33,494	-	22,329	-

Consumer
Loans to Individuals	-	-	-	45,079	-
Other	-	-	-	-	-
Subtotal	-	-	-	45,079	-
With no related allowance:	$1,157,689	$1,695,987	$-	$1,650,837	$19,160

With an allowance:

Commercial
Construction	$-	$-	$-	$987,411	$-
Commercial Business	623,287	786,114	173,155	552,611	9,576
Commercial Real Estate	1,672,053	1,718,539	286,826	2,421,681	8,800
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	2,295,340	2,504,653	459,981	3,961,703	18,376
Residential Real Estate	132,308	132,308	21,693	132,716	-

Consumer
Loans to Individuals	-	-	-	16,952	-
Other	-	-	-	-	-
Subtotal	-	-	-	16,952	-
With an allowance:	2,427,648	2,636,961	481,674	4,111,371	18,376

Total:
Commercial	3,419,535	4,167,146	459,981	5,545,132	37,536
Residential Real Estate	165,802	165,802	21,693	155,045	-
Consumer	-	-	-	62,031	-
Total	$3,585,337	$4,332,948	$481,674	$5,762,208	$37,536

Impaired Loans Receivables (By Class)				Year to date
December 31 , 2012				12/31/2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$1,360,914	$1,360,914	$-	$412,716	$-
Commercial Business	387,950	430,632	-	474,839	9,490
Commercial Real Estate	-	-	-	321,743	-
Mortgage Warehouse Lines	-	-	-		-
Subtotal	1,748,864	1,791,546	-	1,209,298	9,490

Residential Real Estate	-	-	-	23.600	-

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-

Subtotal with no Related Allowance	1,803,768	1,846,450	-	1,287,802	-

With an allowance:

Commercial
Construction	1,481,117	1,481,117	569,579	123,426	-
Commercial Business	518,576	663,403	253,598	456,541	15,746
Commercial Real Estate	3,952,546	3,999,032	447,193	2,964,744	29,291
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,952,239	6,143,552	1,270,370	3,544,711	45,037

Residential Real Estate	134,193	134,193	21,693	287,395	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

Subtotal with an Allowance	6,086,432	6,277,745	1,292,063	3,832,106	45,037
Total:
Commercial	7,701,103	7,935,098	1,270,370	4,754,009	54,527
Residential Real Estate	134,193	134,193	21,693	310,995	-
Consumer	54,904	54,904	-	54,904	-
Total	$7,890,200	$8,124,195	$1,292,063	$5,119,908	$54,527

Impaired Loans Receivables (By Class) – March 31, 2012

				Three months ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$170,921	$189,921	$-	$2,779,171	$-
Commercial Business	478,609	490,299	-	443,643	-
Commercial Real Estate	359,192	359,192	-	424,298	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	1,008,722	1,039,412	-	3,647,112	-
Residential Real Estate	-	-	-	-	1,516

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With no related allowance:	$1,008,722	$1,039,412	$-	$3,647,112	$1,516

With a related allowance:

Commercial
Construction	$3,921,500	$3,997,000	$904,432	$2,931,167	$-
Commercial Business	659,436	659,436	216,995	463,058	-
Commercial Real Estate	1,048,353	1,048,353	306,173	984,370	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,629,289	5,704,789	1,427,600	4,378,595	-
Residential Real Estate	519,610	519,610	11,619	346,709	-

Consumer
Loans to Individuals	77,858	77,858	77,858	77,858	-
Other	-	-	-	-	-
Subtotal	77,858	77,858	77,858	77,858	-
With a related allowance:	6,226,757	6,302,257	1,517,077	4,803,162	-

Total:
Commercial	6,638,011	6,744,201	1,427,600	8,025,707	-
Residential Real Estate	519,610	519,610	11,619	346,709	1,516
Consumer	77,858	77,858	77,858	77,858	-
Total	$7,235,479	$7,341,669	$1,517,077	$8,450,274	$1,516

In the normal course of business, the Bank may consider modifying loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment or as a re-amortization or extension of a loan term to better match the loan’s repayment stream with the borrower’s cash flow. A modified loan would be considered a troubled debt restructuring (“TDR”) if the Bank grants a concession to a borrower and has determined that the borrower is troubled (i.e., experiencing financial difficulties).

If the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period and maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial statements and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and restructurings.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the three months ended March 31, 2013.

Modifications
During the three months ended March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	-	$-	$-

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  Most of the modifications employed by the Bank during the three month period ended March 31, 2013 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(5)  Share-Based Compensation

The Company’s stock based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 1,363,102 shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.  As of March 31, 2013, there were 74,355 shares of common stock (as adjusted for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013) available for future grants under the Stock Plans.

Stock-based compensation expense related to options was $25,187 and $23,540 for the three months ended March 31, 2013 and 2012, respectively.

Transactions under the Stock Plans during the three months ended March 31, 2013 (as adjusted to reflect the 5% stock dividend declared December 2012) are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2013	221,894	$8.91
Granted	25,305	8.06
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	247,199	$8.82	6.1	$178,837

Exercisable at March 31, 2013	184,215	$9.42	5.2	$151,575

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2013 are as follows:

Fair value of options granted	$2.69
Risk-free rate of return	0.81%
Expected option life in years	7
Expected volatility	30.82%
Expected dividends (1)	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2013, there was approximately $192,764 of unrecognized compensation cost related to nonvested stock option- based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the three months ended March 31, 2013 (as adjusted to reflect the 5% stock dividend declared in December 2012).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2013	140,575	$6.41
Granted	19,633	8.42
Vested	(9,307)	8.33
Forfeited	-	-
Non-vested at March 31, 2013	150,901	$6.55

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $144,927 and $87,822 for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there was approximately $891,191 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

(6)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The Bank’s contributions to the 401(k) plan are expensed as incurred.

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

The components of net periodic expense for the Company’s supplemental executive retirement plan for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012

Service cost	$183,718	$68,425
Interest cost	133,722	57,057
Actuarial (gain) loss recognized	(179,829)	(2,062)
Prior service cost recognized	5,669	19,859
	$143,280	$143,279

(7)  Other Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income.  The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended March 31, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(781,961)	$348,926	$(433,035)
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive loss on available-for-sale securities	(781,961)	348,926	(433,035)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	3,220	(1,295)	1,925
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	3,220	(1,295)	1,925

Total other comprehensive loss	$(778,741)	$347,631	$(431,110)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended March 31, 2012:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$14,841	$(5,046)	$9,795
Reclassification adjustment for losses realized in income	0	0	0
Other comprehensive gain on available-for-sale securities	14,841	(5,046)	9,795

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	3,220	(1,294)	1,926
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	3,220	(1,294)	1,926

Total other comprehensive income	$18,061	$(6,340)	$11,721

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Three Months Ended March 31, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income before reclassifications	(433,035)	0	2,025	(431,110)
Amounts reclassified from accumulated other comprehensive income	0	0	0	0
Other comprehensive income	(433,035)	0	2,025	(431,110)
Balance, end of period	$802,169	$(330,623)	$(98,363)	$373,183

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Three Months Ended March 31, 2012:
Balance, beginning of period	$1,530,078	$(330,623)	$(107,993)	$1,091,462
Other comprehensive income before reclassifications	9,795	0	1,926	11,721
Amounts reclassified from accumulated other comprehensive income	0	0	0	11,721
Other comprehensive income	9,795	0	1,926	(431,110)
Balance, end of period	$1,539,873	$(330,623)	$(106,067)	$1,103,183

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2013 (In Thousands)
Details about Accumulated Other Comprehensive Income Components	Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income

Unrealized gains (losses) on available-for- sale securities	$0	Total other-than-temporary impairment losses on Available-for-sale securities
	0	Realized gains on available-for-sale securities, net
	0	Total before tax
	0	Income tax (expense) benefit
	0	Net of tax
Unfunded pension liability
Prior service cost	0	Salaries and employee benefits
Actuarial loss	0	Salaries and employee benefits
	0	Total before tax
	0	Income tax (expense) benefit
	0	Net of tax
Total reclassifications for the period, net of tax	$0

(8) Recent Accounting Pronouncements

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

(9)  Fair Value Disclosures

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
March 31, 2013:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$27,815,970	$1,569,840	$-	$29,385,810
Residential collateralized mortgage obligations- GSE	-	5,700,876	-	5,700,876
Residential collateralized mortgage obligations - non GSE	-	3,623,764	-	3,623,764
Residential mortgage backed securities – GSE	-	35,596,472	-	35,596,472
Obligations of State and Political subdivisions	-	20,807,988	-	20,807,988
Trust preferred debt securities – single issuer	-	2,063,400	-	2,063,400
Corporate debt securities	-	18,173,821	-	18,173,821
Restricted stock	-	1,035,300	-	1,035,300
Mutual fund	-	25,000	-	25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$27,923,670	$1,571,865	$-	$29,495,535
Residential collateralized mortgage obligations- GSE	-	6,632,665	-	6,632,665
Residential collateralized mortgage obligations - non GSE	-	3,924,182	-	3,924,182
Residential mortgage backed securities – GSE	-	26,489,335	-	26,489,335
Obligations of State and Political subdivisions	-	20,682,301	-	20,682,301
Trust preferred debt securities – single issuer	-	1,998,366	-	1,998,366
Corporate debt securities	-	18,100,281	-	18,100,281
Restricted stock	-	2,493,300	-	2,493,300
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013:
Impaired loans	$-	$-	$1,945,974	$1,945,974
Other real estate owned	-	-	4,083,203	4,083,203

December 31, 2012:
Impaired loans	$-	$-	$4,794,369	$4,794,369
Other real estate owned	-	-	6,568,781	6,568,781

Impaired loans measured at fair value and included in the above table consisted of 10 loans having an aggregate recorded investment of $2,427,648 and specific loan loss allowances of $481,674 at March 31, 2013 and 16 loans at December 31, 2012, having an aggregate recorded investment of $6,086,432 and specific loan loss allowances of $1,292,063.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
March 31, 2013
Impaired loans	$1,945,974	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other real estate owned	$4,083,203	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%
December 31, 2012
Impaired loans	$4,794,369	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other real estate owned	$6,568,781	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%

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

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

March 31, 2013
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$101,439,427	$101,439,427	$-	$-	$101,439,427
Securities available for sale	116,412,431	29,495,535	80,345,430	-	116,412,431
Securities held to maturity	105,587,937	-	110,944,296	-	110,944,296
Loans held for sale	30,717,012	30,717,012	-	-	30,717,012
Loans	409,013,999	-	-	410,674,717	410,674,717
Accrued interest receivable	2,413,766	2,413,766	-	-	2,413,766
Deposits	(710,929,757)	-	(712,787,000)	-	(712,787,000)
Borrowings	(10,000,000)	-	(11,399,000)	-	(11,399,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,010,481)	(1,010,481)	-	-	(1,010,481)

December 31, 2012
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$14,044,921	$14,044,921	$-	$-	$14,044,921
Securities available for sale	109,840,965	27,923,670	81,917,295	-	109,840,965
Securities held to maturity	116,027,900	-	121,839,363	-	121,839,363
Loans held for sale	35,960,262	-	35,960,262	-	35,960,262
Loans	514,662,898	-	-	515,577,788	515,577,788
Accrued interest receivable	2,872,099	-	2,872,099	-	2,872,099
Deposits	(707,689,475)	-	(709,678,000)	-	(709,678,000)
Borrowings	(42,400,000)	-	(43,906,000)	-	(43,906,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,057,779)	-	(1,057,779)	-	(1,057,779)

Loan commitments and standby letters of credit as of March 31, 2013 and December 31, 2012 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2013 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, (“Trust II”) a subsidiary of the Company,  is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary

The Company reported net income of $1,325,318 for the three months ended March 31, 2013, an increase of $158,586, or 13.6%, from the $1,166,732 reported for the three months ended March 31, 2012.  The increase was due primarily to a decrease of $599,998 in the loan loss provision, an increase of $443,398 in non-interest income and a reduction in FDIC insurance expense of $127,706, offset primarily by an increase of $412,513 in Salaries and employee benefits and an increase in Other real estate owned expenses of $167,878.  Net income per diluted common share was $0.22 for the three months ended March 31, 2013 and 2012.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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

Key performance ratios remained strong for the three months ended March 31, 2013 due to higher net income for that period compared to the three months ended March 31, 2012.  Return on average assets and return on average equity were 0.65% and 8.21% for the three months ended March 31, 2013 compared to 0.62% and 8.46%, respectively, for the three months ended March 31, 2012.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended March 31, 2013 was 3.53% as compared to the 3.98% net interest margin recorded for the three months ended March 31, 2012, a decrease of 45 basis points.  This decrease in the Company’s net interest margin for the three months ended March 31, 2013 compared with the comparable 2012 period was primarily due to two factors: (1) the expected seasonal decline in the balance of outstanding mortgage warehouse lines and (2) the unexpected amount of loan prepayments in construction loans and commercial business loans. The repayment of these loans provided excess liquidity that was allocated to much lower yielding overnight fund balances. The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 79.7% of the Company’s net revenues for the three month period ended March 31, 2013 and 85.1% of net revenues for the three-month period ended March 31, 2012. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2013 and 2012. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$85,173,422	$49,680	0.24%	$25,778,075	$15,034	0.23%
Investment Securities:
Taxable	159,023,828	937,085	2.39%	169,451,907	1,184,204	2.81%
Tax-exempt	63,549,292	759,060	4.84%	52,496,087	622,442	4.77%
Total	222,573,120	1,696,145	3.09%	221,947,994	1,806,646	3.27%

Loan Portfolio:
Construction	44,654,565	680,811	6.18%	51,229,408	886,115	6.96%
Residential real estate	10,920,962	144,890	5.38%	12,553,551	160,487	5.14%
Home Equity	9,222,618	124,683	5.48%	11,017,237	155,074	5.66%
Commercial and commercial real estate	143,147,048	2,527,366	7.16%	142,809,968	2,618,799	7.38%
Mortgage warehouse lines	189,436,939	2,189,236	4.69%	192,404,738	2,289,469	4.79%
Installment	255,018	4,391	6.98%	414,501	6,927	6.72%
All Other Loans	49,279,947	300,818	2.48%	32,488,520	297,588	3.68%
Total	446,917,097	5,972,195	5.42%	442,917,923	6,414,459	5.82%

Total Interest-Earning Assets	754,663,639	7,718,020	4.15%	690,643,992	8,236,139	4.80%

Allowance for Loan Losses	(7,363,842)			(5,759,191)
Cash and Due From Bank	30,994,778			17,525,148
Other Assets	51,277,385			53,200,991
Total Assets	$829,571,960			$755,610,940

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$231,758,247	$217,524	0.38%	$204,819,526	$306,804	0.60%
Savings Accounts	209,362,823	236,745	0.46%	188,803,014	318,354	0.68%
Certificates of Deposit	141,505,368	502,067	1.44%	144,509,899	561,316	1.56%
Other Borrowed Funds	11,155,000	103,273	3.75%	22,069,231	117,922	2.15%
Trust Preferred Securities	18,557,000	87,873	1.92%	18,557,000	99,312	2.15%
Total Interest-Bearing Liabilities	612,338,438	1,147,482	0.76%	578,758,670	1,403,708	0.98%

Net Interest Spread			3.39%			3.82%

Demand Deposits	141,764,416			112,977,065
Other Liabilities	9,973,569			8,426,611
Total Liabilities	764,076,423			700,162,346
Shareholders’ Equity	65,495,537			55,448,594
Total Liabilities and Shareholders’ Equity	$829,571,960			$755,610,940
Net Interest Margin		$6,570,538	3.53%		$6,832,431	3.98%

The Company’s net interest income decreased on a tax-equivalent basis by $261,893, or 3.8%, to $6,570,538 for the three months ended March 31, 2013 from the $6,832,431 reported for the three months ended March 31, 2012. This decrease in the Company’s net interest margin for the three months ended March 31, 2013 compared with the comparable 2012 period was primarily due to two factors: (1) the expected seasonal decline in the balance of outstanding mortgage warehouse lines and (2) the unexpected amount of loans prepayments in construction loans and commercial business loans. The repayment of these loans provided excess liquidity that was allocated to much lower yielding overnight fund balances.

Average interest earning assets increased by $64,019,647, or 9.3%, to $754,663,639 for the three month period ended March 31, 2013 from $690,643,992 for the three month period ended March 31, 2012. The overall yield on interest earning assets, on a tax-equivalent basis, decreased 65 basis points to 4.15% for the three month period ended March 31, 2013 when compared to 4.80% for the three month period ended March 31, 2012.

Average interest bearing liabilities increased by $33,579,768, or 5.8%, to $612,338,438 for the three month period ended March 31, 2013 from $578,758,670 for the three month period ended March 31, 2012.  Overall, the cost of total interest bearing liabilities decreased 22 basis points to 0.76% for the three months ended March 31, 2013 compared to 0.98% for the three months ended March 31, 2012.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.53% for the three months ended March 31, 2013 compared to 3.98% the three months ended March 31, 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal classification, collateral values, and the growth and size of the loan portfolio.

At March 31, 2013, non-performing loans decreased by $3,948,652, or 66.2%, to $2,014,850 and the ratio of non-performing loans to total loans was 0.49% at March 31, 2013 compared to 1.14% at December 31, 2012.  At March 31, 2013, the loan portfolio balance was $415,037,282, which represented a decrease of $106,776,828 compared to the December 31, 2012 balance of $521,814,110.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded no provision for loan losses for the three months ended March 31, 2013 compared to $599,998 for the three months ended March 31, 2012.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2013 was $1,608,563, an increase of $443,398, or 38.1%, over non-interest income of $1,165,165 for the three months ended March 31, 2012.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues decreased nominally to $223,066 for the three months ended March 31, 2013 from $227,972 for the three months ended March 31, 2012. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2013 compared to the first three months of 2012.

Gain on sales of loans held for sale increased by $263,492, or 56.3%, to $731,709 for the three months ended March 31, 2013 when compared to $468,217 for the three months ended March 31, 2012.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The current low interest rate environment for mortgage loans resulted in a higher volume of mortgage originations. The resulting volume of mortgage loan sales increased for the first three months of 2013 compared to the first three months of 2012.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $112,608 for the three months ended March 31, 2013 compared to $111,922 for the three months ended March 31, 2012. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $541,180 for the three months ended March 31, 2013, compared to $357,054 for the three months ended March 31, 2012, an increase of $184,126 for the first quarter of 2013 as compared to the first quarter of 2012.

Non-Interest Expense

Non-interest expenses increased by $470,451, or 8.4%, to $6,082,968 for the three months ended March 31, 2013 from $5,612,517 for the three months ended March 31, 2012.  The following table presents the major components of non-interest expenses for the three months ended March 31, 2013 and 2012.

Non-interest Expenses
	Three months ended March 31,
	2013	2012
Salaries and employee benefits	$3,352,863	$2,940,350
Occupancy expenses	677,806	723,786
Data processing services	301,382	263,575
Equipment expense	311,648	271,963
Marketing	47,583	45,035
Regulatory, professional and other fees	194,993	182,708
Office expense	186,648	77,667
FDIC insurance expense	19,687	147,393
Directors’ fees	32,000	24,000
Other real estate owned expenses	545,505	377,627
Amortization of intangible assets	66,992	66,992
Other expenses	345,861	394,553
Total	$6,082,968	$5,612,517

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $412,513, or 14.0%, to $3,352,863 for the three months ended March 31, 2013 compared to $2,940,350 for the three months ended March 31, 2012. The increase in salaries and employee benefits for the three months ended March 31, 2013 was a result of regular merit increases and increased health care costs.

Occupancy expenses decreased by $45,980, or 6.4%, to $677,806 for the three months ended March 31, 2013 compared to $723,786 for the three months ended March 31, 2012.  The decrease in expense was primarily attributable to a decrease in property taxes resulting from a successful appeal process and lower maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services increased to $301,382 for the three months ended March 31, 2013 from $263,575 for the three months ended March 31, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade the software capabilities in branch offices in order to fully implement the Bank’s expanding mobile banking systems.

Equipment expense increased by $39,685, or 14.6%, to $311,648 for the three months ended March 31, 2013 compared to $271,963 for the three months ended March 31, 2012 primarily due to increased costs associated with the number of maintenance contracts and supplies on equipment in connection with the expansion of mobile banking capabilities as compared with the prior period.

Office expense increased by $108,981 to $186,648 for the three months ended March 31, 2013 compared to $77,667 for the three months ended March 31, 2012 as the Bank incurred additional expenses in connection with the 2013 initiative that includes expansion of the web-based menu of interactive products and services made available to customers during the first three months of 2013.

Regulatory, professional and other fees increased by $12,285, or 6.7%, to $194,993 for the three months ended March 31, 2013 compared to $182,708 for the three months ended March 31, 2012.  During the first three months of 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements.

FDIC insurance expense decreased to $19,687 for the three months ended March 31, 2013 compared to $147,393 for the three months ended March 31, 2012 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses increased by $167,878 to $545,505 for the three months ended March 31, 2013 compared to $377,627 for the three months ended March 31, 2012 as the Company incurred increased loss provisions, property taxes, maintenance and other expenses on repossessed properties during the three months ended March 31, 2013 than were incurred during the same period in 2012.

All other expenses decreased by $48,692 to $345,861 for the three months ended March 31, 2013 compared to $394,553 for the three months ended March 31, 2012 as current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.
An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 76.7% for the three months ended March 31, 2013, compared to 72.0% for the three months ended March 31, 2012.

Income Taxes

Income tax expense increased by $108,156 to $524,633 for the three months ended March 31, 2013 from $416,477 for the three months ended March 31, 2012.  The increase was primarily due to a higher level of pretax income for the first quarter of 2013 as compared to the first quarter of 2012.

Financial Condition

March 31, 2013 Compared with December 31, 2012

Total consolidated assets at March 31, 2013 were $812,565,458, representing a decrease of $28,402,924, or 3.4%, from total consolidated assets of $840,968,382 at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2013 totaled $101,439,427 compared to $14,044,921 at December 31, 2012. Cash and cash equivalents at March 31, 2013 consisted of cash and due from banks of $101,428,004 and Federal funds sold/short term investments of $11,423. The corresponding balances at December 31, 2012 were $14,033,501 and $11,420, respectively. To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2013 amounted to $30,717,012 compared to $35,960,262 at December 31, 2012. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $44,012,744 for the three months ended March 31, 2013.

Investment Securities

Investment securities represented 27.3% of total assets at March 31, 2013 and 26.9% at December 31, 2012. Total investment securities decreased $3,868,497, or 1.7%, to $222,000,368 at March 31, 2013 from $225,868,865 at December 31, 2012.  Purchases of investments totaled $12,761,368 during the three months ended March 31, 2013, and proceeds from calls and repayments totaled $15,658,550 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2013, securities available for sale totaled $116,412,431, which is an increase of $6,571,466, or 6.0%, from securities available for sale totaling $109,840,965 at December 31, 2012.

At March 31, 2013, the securities available for sale portfolio had net unrealized gains of $1,150,853 compared to net unrealized gains of $1,806,967 at December 31, 2012.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2013, securities held to maturity were $105,587,937, a decrease of $10,439,963, or 9.0%, from $116,027,900 at December 31, 2012.  The fair value of the held to maturity portfolio at March 31, 2013 was $110,944,295.

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

The following table sets forth the classification of loans by major category at March 31, 2013 and December 31, 2012.

Loan Portfolio Composition Component	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Construction loans	$41,343,971	10%	$55,691,393	11%
Residential real estate loans	10,960,101	3%	10,897,307	2%
Commercial business	50,570,623	12%	57,865,436	11%
Commercial real estate	103,514,597	25%	102,412,694	20%
Mortgage warehouse lines	198,147,590	48%	284,127,530	54%
Loans to individuals	9,375,645	2%	9,643,385	2%
Deferred loan costs	953,205	0%	987,086	0%
All other loans	171,550	0%	189,279	0%
	$415,037,282	100%	$521,814,110	100%

The loan portfolio decreased by $106,776,828, or 20.5%, to $415,037,282 at March 31, 2013 compared to $521,814,110 at December 31, 2012.  This decrease in the loan portfolio was primarily the result of two factors: (1) the expected seasonal decrease in outstanding Mortgage warehouse lines during the first quarter and (2) the unexpected increase in loan prepayments in the Construction loan and Commercial business components of the loan portfolio.

The Mortgage warehouse lines component of the loan portfolio decreased by $85,979,940, or 30.3%, compared to $284,127,530 at December 31, 2012.

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

The Bank’s Construction loans and Commercial business portfolios decreased by $14,347,422 and $7,294,813, respectively. During the first three months of 2013, the Bank received $13,737,207 in prepayments for the Construction loan portfolio and $2,625,563 in prepayments for the Commercial business portfolio. In the current highly competitive marketplace for commercial and construction loans, developing new lending relationships and limiting the amount of loan prepayments will be essential for maintaining the loan portfolio.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but which have not been classified as non-accrual. Included in non-accrual loans are loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and which have not performed in accordance with the restructured terms.

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

Non-performing loans decreased by $3,948,652 to $2,014,850 at March 31, 2013 from $5,963,502 at December 31, 2012.  The major segments of non-accrual loans consist of commercial real estate loans and SBA loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 0.49% at March 31, 2013 from 1.14% at December 31, 2012.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets	March 31,	December 31,
	2013	2012
Non-Performing loans:
Loans 90 days or more past due and still accruing	$-	$84,948
Non-accrual loans	2,014,850	5,878,554
Total non-performing loans	2,014,850	5,963,502
Other real estate owned	8,294,887	8,332,601
Total non-performing assets	$10,309,737	$14,296,103

Non-performing loans to total loans	0.49%	1.14%
Non-performing loans to total loans excluding mortgage warehouse lines	0.93%	2.51%
Non-performing assets to total assets	1.27%	1.70%
Non-performing assets to total assets excluding mortgage warehouse lines	1.68%	2.57%

Non-performing assets decreased by $3,986,366 to $10,309,737 at March 31, 2013 from $14,296,103 at December 31, 2012.  Other real estate owned decreased by $37,714 to $8,294,887 at March 31, 2013 from $8,332,601 at December 31, 2012.  Since December 31, 2012, the Bank sold and transferred out of other real estate owned properties totaling approximately $1,375,820.  In addition, during the three months ended March 31, 2013, the Bank recorded a provision for loss on other real estate owned of $662,918.

At March 31, 2013, the Bank had seven loans totaling $1,968,323 which were troubled debt restructurings.  Three of these loans totaling $397,836 are included in the above table as non-accrual loans; the remaining four loans totaling $1,570,487 are considered performing.

Non-performing assets represented 1.27% of total assets at March 31, 2013 and 1.70% at December 31, 2012.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, less estimated selling costs, is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

All, or part, of the principal balance of commercial and commercial real estate loans, and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements may include a specific reserve for impaired risk loans, an allocated reserve, and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous groups of loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2013	2012	2012
Balance, beginning of period	$7,151,212	$5,534,450	$5,534,450

Provision charged to operating expenses	-	2,149,992	599,998

Loans charged off :
Construction loans	(561,993)	(57,650)	(32,650)
Residential real estate loans	-	(130,694)	(77,858)
Commercial and commercial real estate	(483,966)	(275,888)	(150,828)
Loans to individuals	(90,865)	(83,859)	-
Lease financing	-	-	-
All other loans	-	-	-
	(1,136,824)	(548,091)	(261,336)
Recoveries
Construction loans	-	3,403	3,403
Residential real estate loans	-	-	-
Commercial and commercial real estate	8,895	11,458	5,427
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	8,895	14,861	8,830

Net (charge offs) / recoveries	(1,127,929)	(533,230)	(252,506)

Balance, end of period	$6,023,283	$7,151,212	$5,881,942

Loans :
At period end	$415,037,282	$521,814,110	$438,522,190
Average during the period	412,089,628	444,064,283	442,972,574
Net charge offs to average loans outstanding	(0.27%)	(0.12%)	(0.06%)

Allowance for loan losses to :
Total loans at year end	1.45%	1.37%	1.34%
Total loans at year end excluding mortgage warehouse lines	2.78%	2.41%	2.48%
Non-performing loans	298.94%	119.92%	198.51%

The Company recorded no provision for loan losses for the three months ended March 31, 2013 and $599,998 for the three months ended March 31, 2012.  In addition to the results of management’s comprehensive review of the adequacy of the allowance, the decision for no current provision was further supported by the risk profile of the loan portfolio being reduced by a $106,779,828 decrease in the total loan portfolio at March 31, 2013 compared to the December 31, 2012 balance and a 66.2% decrease in non-performing loans at March 31, 2013 compared to December 31, 2012.  Net charge offs/recoveries amounted to a net charge-off of $1,127,929 for the three months ended March 31, 2013.

At March 31, 2013, the allowance for loan losses was $6,023,283 compared to $7,151,212 at December 31, 2012, a decrease of $1,127,929.  The ratio of the allowance for loan losses to total loans at March 31, 2013 and December 31, 2012 was 1.45% and 1.37%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 298.94% at March 31, 2013, compared to 119.92% at December 31, 2012. Management believes that the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Demand
Non-interest bearing	$137,679,243	$152,334,759
Interest bearing	223,921,924	211,475,765
Savings	206,634,642	202,261,035
Time	142,693,948	141,617,916
	$710,929,757	$707,689,475

At March 31, 2013, total deposits were $710,929,757, an increase of $3,240,282, or 0.5%, from $707,689,475 at December 31, 2012.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at March 31, 2013, consisting solely of FHLB long-term borrowings, and $42,400,000 at December 31, 2012, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $32,400,000.

The Bank has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1,059,548, or 1.6%, to $66,113,080 at March 31, 2013 from $65,053,532 at December 31, 2012.  Tangible book value per common share increased by $0.16, or 1.6%, to $10.18 at March 31, 2013 from $10.02 at December 31, 2012.  The current period increase in tangible book value per common share was the result of net income of $1,325,317 for the three months ended March 31, 2013. The ratio of shareholders’ equity to total assets was 8.14% at March 31, 2013 and 7.74% at December 31, 2012, respectively.  The increase in shareholders’ equity was primarily the result of net income of $1,325,317 for the three months ended March 31, 2013.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2012 and 2011 and paid in 2013 and 2012, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2013 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2013 and December 31, 2012 were as follows:

		Actual	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Company
Total Capital to Risk Weighted Assets	$81,466,630	15.93%	$40,913,360	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	75,443,347	14.75%	20,456,680	>4%	N/A	N/A
Tier 1 Capital to Average Assets	75,443,347	9.19%	32,851,016	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,932,468	15.43%	$40,913,360	>8%	$51,141,700	>10%
Tier 1 Capital to Risk Weighted Assets	72,909,185	14.26%	20,456,680	>4%	30,685,020	>6%
Tier 1 Capital to Average Assets	72,909,185	8.92%	32,685,298	>4%	40,856,623	>5%

As of December 31, 2012
Company
Total Capital to Risk Weighted Assets	$81,213,909	12.98%	$50,044,960	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,062,697	11.84%	25,022,480	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,062,697	9.29%	31,881,576	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,621,740	12.57%	$50,044,960	>8%	$62,556,200	>10%
Tier 1 Capital to Risk Weighted Assets	71,470,528	11.43%	25,022,480	>4%	37,533,720	>6%
Tier 1 Capital to Average Assets	71,470,528	9.05%	31,604,458	>4%	39,505,573	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2013, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

 Liquidity

At March 31, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $406,283,229, of its total assets at March 31, 2013.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2013, the balance of cash and cash equivalents was $101,439,427.

Net cash provided by operating activities totaled $8,253,494 for the three months ended March 31, 2013 compared to net cash provided by operations of $4,964,941 for the three months ended March 31, 2012.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $108,160,577 for the three months ended March 31, 2013 compared to net cash provided by investing activities of $50,458,654 for the three months ended March 31, 2012.  The increase for the 2013 period resulted from a reduction of $106,776,828 in the loan portfolio primarily through repayments.

Net cash used in financing activities totaled $29,019,565 for the three months ended March 31, 2013 compared to net cash used in financing activities of $43,457,729 for the three months ended March 31, 2012.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2013, prepayments and maturities of investment securities totaled $15,658,550.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2013, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2013	January 31, 2013	-	-	-	187,559
February 1, 2013	February 29, 2013	-	-	-	187,559
March 1, 2013	March 31, 2013	-	-	-	187,559
Total		-	-	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.

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

1ST CONSTITUTION BANCORP

Date: May 14, 2013	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)