Form 10-Q
period 2013-06-30
1ST CONSTITUTION BANCORP
filed 2013-08-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file Number:     000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130, P.O. Box 634, Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2013, there were 5,994,782 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CASH AND DUE FROM BANKS	$110,096,949	$14,033,501
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,425	11,420
Total cash and cash equivalents	110,108,374	14,044,921
INVESTMENT SECURITIES:
Available for sale, at fair value	105,881,536	109,840,965
Hel Held to maturity (fair value of $111,715,297 and $121,839,363 at Mar June 30, 2013 and December 31, 2012, respectively)	110,195,842	116,027,900
Total investment securities	216,077,378	225,868,865
LOANS HELD FOR SALE	28,235,113	35,960,262
LOANS	407,482,758	521,814,110
Less- Allowance for loan losses	(6,268,940)	(7,151,212)
Net loans	401,213,818	514,662,898
PREMISES AND EQUIPMENT, net	10,338,040	10,630,295
ACCRUED INTEREST RECEIVABLE	2,554,192	2,872,099
BANK-OWNED LIFE INSURANCE	15,258,872	15,026,506
OTHER REAL ESTATE OWNED	7,926,851	8,332,601
OTHER ASSETS	13,179,532	13,569,935
Total assets	$804,892,170	$840,968,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$145,412,945	$152,334,759
Interest bearing	558,186,889	555,354,716
Total deposits	703,599,834	707,689,475
BORROWINGS	10,000,000	42,400,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	943,105	1,057,779
ACCRUED EXPENSES AND OTHER LIABILITIES	6,516,359	6,210,596
Total liabilities	739,616,298	775,914,850
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 6,008,223 and 5,985,275 shares issued and 5,994,782 and 5,977,924 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	48,986,383	48,716,032
Retained earnings	18,476,641	15,594,293
Treasury Stock, at cost, 13,441 shares and 7,351shares at June 30, 2013 and December 31, 2012, respectively	(119,114)	(61,086)
Accumulated other comprehensive income (loss)	(2,068,038)	804,293
Total shareholders’ equity	65,275,872	65,053,532
Total liabilities and shareholders’ equity	$804,892,170	$840,968,382

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans, including fees	$5,645,259	$6,319,104	$11,617,454	$12,733,563
Securities:
Taxable	901,711	1,143,554	1,838,796	2,327,759
Tax-exempt	545,620	411,225	1,058,498	831,794
Federal funds sold and short-term investments	89,662	33,306	139,342	48,340
Total interest income	7,182,252	7,907,189	14,654,090	15,941,456

INTEREST EXPENSE:
Deposits	869,598	1,079,048	1,825,934	2,265,522
Borrowings	104,254	103,639	207,527	221,561
Redeemable subordinated debentures	87,771	96,580	175,644	195,892
Total interest expense	1,061,623	1,279,267	2,209,105	2,682,975

Net interest income	6,120,629	6,627,922	12,444,985	13,258,481
PROVISION FOR LOAN LOSSES	236,666	549,998	236,666	1,149,996
Net interest income after provision for loan losses	5,883,963	6,077,924	12,208,319	12,108,485

NON-INTEREST INCOME:
Service charges on deposit accounts	221,604	231,256	444,670	459,228
Gain on sales of loans	479,146	495,147	1,210,855	963,364
Income on Bank-owned life insurance	119,758	113,176	232,366	225,098
Other income	627,351	348,387	1,168,531	705,441
Total non-interest income	1,447,859	1,187,966	3,056,422	2,353,131

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,045,241	3,154,903	6,398,104	6,095,253
Occupancy expense	622,499	613,534	1,300,305	1,337,320
Data processing expense	294,306	252,545	595,688	516,120
FDIC insurance expense	15,000	139,873	34,687	287,266
Other operating expenses	1,185,254	1,213,119	2,916,484	2,750,532
Total non-interest expenses	5,162,300	5,373,974	11,245,268	10,986,491

Income before income taxes	2,169,522	1,891,916	4,019,473	3,475,125
INCOME TAXES	612,492	593,808	1,137,125	1,010,285
Net income	$1,557,030	$1,298,108	$2,882,348	$2,464,840

NET INCOME PER COMMON SHARE:
Basic	$0.26	$0.24	$0.48	$0.46
Diluted	$0.25	$0.24	$0.47	$0.46

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Income	$1,557,030	$1,298,108	$2,882,348	2,464,840

Other comprehensive income (loss) net of tax

Unrealized holding gains (losses) on securities available for sale	(2,479,180)	28,135	(2,912,215)	37,930

Pension liability	37,959	1,926	39,884	3,852

Other comprehensive income (loss)	(2,441,221)	30,061	(2,872,331)	41,782

Comprehensive income (loss)	$(884,191)	$1,328,169	$10,017	$2,506,622

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775
Exercise of stock options and issuance of vested shares under employee benefit program	176,371				176,371
Share-based compensation	48,777				48,777
Treasury stock purchased			(58,270)		(58,270)
Net Income for the six months ended June 30, 2012		2,464,840			2,464,840
Other comprehensive income				41,782	41,782
Balance, June 30, 2012	$41,073,077	$15,535,446	$(68,492)	$1,133,244	$57,673,275

Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532
Exercise of stock options and issuance of vested shares under employee benefit program	219,783				219,783
Share-based compensation	50,568				50,568
Treasury stock purchased			(58,028)		(58,028)
Net income for the three months ended June 30, 2013		2,882,348			2,882,348
Other comprehensive (loss)				(2,872,331)	(2,872,331)

Balance, June 30, 2013	$48,986,383	$18,476,641	$(119,114)	$(2,068,038)	$65,275,872

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$2,882,348	$2,464,840
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	236,666	1,149,996
Provision for loss on other real estate owned	662,918	501,644
Depreciation and amortization	539,640	579,455
Net amortization of premiums and discounts on securities	613,720	750,689
Gains on sales of other real estate owned	(291,452)	0
Gains on sales of loans held for sale	(1,210,855)	(963,364)
Originations of loans held for sale	(83,349,024)	(79,079,430)
Proceeds from sales of loans held for sale	92,285,028	82,681,059
Income on Bank – owned life insurance	(232,366)	(225,098)
Share-based compensation expense	267,958	224,221
Decrease (increase) in accrued interest receivable	317,907	228,889
(Increase) decrease in other assets	1,270,240	211,685
Decrease in accrued interest payable	(114,674)	(175,606)
Increase (decrease) in accrued expenses and other liabilities	305,763	895,796
Net cash provided by operating activities	14,183,817	9,244,776
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(15,947,558)	(28,280,554)
Held to maturity	(10,839,022)	0
Proceeds from maturities and prepayments of securities -
Available for sale	15,257,223	24,322,808
Held to maturity	16,295,574	18,892,905
Net decrease (increase) in loans	110,901,189	(5,260,752)
Capital expenditures	(113,402)	(635,328)
Additional investment in other real estate owned	0	(81,812)
Proceeds from sales of other real estate owned	2,653,518	855,030
Net cash provided by investing activities	118,207,522	9,812,297
FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	219,783	176,371
Purchase of Treasury Stock	(58,028)	(58,270)
Net increase (decrease) in demand, savings and time deposits	(4,089,641)	45,208,965
Net (decrease) in borrowings	(32,400,000)	(63,000,000)
Net cash used in financing activities	(36,327,886)	(17,672,934)
Increase in cash and cash equivalents	96,063,453	1,384,139
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,044,921	15,195,259
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$110,108,374	$16,579,398
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$2,323,779	$2,858,581
Income taxes	1,153,000	887,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,311,225	$470,405

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2013 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

	Three Months Ended June 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,557,030	5,992,743	$0.26

Effect of dilutive securities:
Stock options and unvested stock awards		150,867

Diluted EPS:
Net income plus assumed conversion	$1,557,030	6,143,610	$0.25

	Three Months Ended June 30, 2012
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,298,108	5,351,133	$0.24
Effect of Dilutive Securities:
Stock options and unvested stock awards		107,199
Diluted EPS:
Net income plus assumed conversions	$1,298,108	5,458,332	$0.24

	Six Months Ended June 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,882,348	5,944,633	$0.48
Effect of Dilutive Securities:
Stock options and unvested stock awards		148,498
Diluted EPS:
Net income plus assumed conversions	$2,882,348	6,093,131	$0.47

	Six Months Ended June 30, 2012
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,464,840	5,351,065	$0.46
Effect of Dilutive Securities:
Stock options and unvested stock awards		85,115
Diluted EPS:
Net income plus assumed conversions	$2,464,840	5,436,180	$0.46

(3)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$23,378,634	$20,330	$(664,019)	$22,734,945
Residential collateralized mortgage obligations- GSE	4,663,863	173,205	0	4,837,068
Residential collateralized mortgage obligations- non GSE	3,232,267	91,167	(4,858)	3,318,576
Residential mortgage backed securities – GSE	33,843,616	965,566	(485,521)	34,323,661
Obligations of State and Political subdivisions	22,555,947	183,767	(2,642,597)	20,097,117
Trust preferred debt securities – single issuer	2,467,422	0	(444,222)	2,023,200
Corporate debt securities	17,307,169	237,319	(35,619)	17,508,869
Restricted stock	1,013,100	0	0	1,013,100
Mutual fund	25,000	0	0	25,000
	$108,487,018	$1,671,354	$(4,276,836)	$105,881,536

June 30, 2013	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,049,540	$0	$3,049,540	$20,975	$0	$3,070,515
Residential collateralized mortgage obligations – GSE	16,978,587	0	16,978,587	735,867	0	17,714,454
Residential collateralized mortgage obligations – non – GSE	12,020,659	0	12,020,659	471,876	0	12,492,535
Residential mortgage backed securities – GSE	17,248,695	0	17,248,695	482,239	(265,174)	17,465,760
Obligations of State and
political subdivisions	52,078,885	0	52,078,885	1,412,990	(1,366,778)	52,125,098
Trust preferred debt securities-pooled	656,662	(500,944)	155,718	0	(8,754)	146,964
Corporate debt securities	8,663,758	0	8,663,758	36,214	0	8,699,972
	$110,696,786	$(500,944)	$110,195,842	$3,160,161	$(1,640,706)	$111,715,297

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	-	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities - GSE	24,912,948	1,576,387	-	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20,682,301
Trust preferred debt securities-single issuer	2,466,009	-	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted stock	2,493,300	-	-	2,493,300
Mutual fund	25,000	-	-	25,000
	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

December 31, 2012	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,073,957	$-	$3,073,957	$33,213	$-	$3,107,170
Residential collateralized mortgage obligations-GSE	19,660,625	-	19,660,625	1,021,556	-	20,682,181
Residential collateralized mortgage obligations-non- GSE	13,387,974	-	13,387,974	796,892	(289)	14,184,577
Residential mortgage backed securities – GSE	19,950,190	-	19,950,190	849,040	(944)	20,798,286
Obligations of State and Political subdivisions	42,815,706	-	42,815,706	3,039,935	-	45,855,641
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	-	(9,638)	146,080
Corporate debt securities	16,983,730	-	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

Restricted stock at June 30, 2013 and December 31, 2012 consists of $998,100 and $2,478,300, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$5,997,740	$6,005,380
Residential mortgage backed securities-GSE	47,334	49,545
Obligations of State and Political subdivisions	410,000	412,286
Corporate Debt Securities	1,515,305	1,519,310
Restricted Stock	1,013,100	1,013,100
Mutual Fund	25,000	25,000
	$9,008,479	$9,024,621
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$4,965,059	$4,977,750
Residential mortgage backed securities-GSE	4,490,884	4,423,040
Obligations of State and Political subdivisions	374,156	375,750
Corporate Debt Securities	14,705,928	14,921,539
	$24,536,027	$24,698,079
Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$12,415,835	$11,751,815
Residential collateralized mortgage obligations -GSE	24,526	27,328
Residential mortgage backed Securities - GSE	10,152,052	10,122,709
Obligations of State and Political Subdivisions	2,694,464	2,805,477
	$25,286,877	$24,707,329
Due after ten years
Residential collateralized mortgage obligations -GSE	$4,639,337	$4,809,741
Residential collateralized mortgage obligations –non GSE	3,232,267	3,318,575
Residential mortgage backed securities - GSE	19,153,346	19,728,367
Obligations of State and Political subdivisions	19,077,327	16,503,604
Corporate Debt Securities	1,085,936	1,068,020
Trust Preferred Debt Securities	2,467,422	2,023,200
	$49,655,635	$47,451,507

Total	$108,487,018	$105,881,536

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored Corporations (“GSE”) and agencies	$2,539,392	$2,553,355
Obligations of State and Political subdivisions	2,246,484	2,264,220
Corporate Debt Securities	8,153,363	8,177,722
	$12,939,239	$12,995,297

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$510,147	$517,160
Obligations of State and Political subdivisions	7,335,015	7,582,959
Corporate Debt Securities	510,395	522,250
	$8,355,557	$8,622,369

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$126,031	$128,142
Residential mortgage backed securities – GSE	2,762,128	2,830,022
Obligations of State and Political subdivisions	21,837,646	22,665,201
	$24,725,805	$25,623,365
Due after ten years
Residential collateralized mortgage obligations - GSE	16,852,556	17,586,313
Residential collateralized mortgage obligations – non GSE	12,020,659	12,492,534
Residential mortgage backed securities - GSE	14,486,567	14,635,738
Obligations of State and Political subdivisions	20,659,741	19,612,717
Trust Preferred Debt Securities - Pooled	656,662	146,964
	$64,676,185	$64,474,266

Total	$110,696,786	$111,715,297

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	3	$11,751,815	$(664,020)	$-	$-	$11,751,815	$(664,020)

Residential collateralized mortgage obligations – non-GSE	2	977,936	(2,308)	132,075	(2,550)	1,110,011	(4,858)

Residential mortgage backed Securities - GSE	16	18,324,020	(750,695)	-	-	18,324,020	(750,695)

Obligations of State and Political Subdivisions	78	25,377,846	(4,009,376)	-	-	25,377,846	(4,009,376)

Trust preferred debt securities – single issuer	4	0	0	2,023,200	(444,222)	2,023,200	(444,222)

Trust preferred debt securities – pooled	1	0	0	146,964	(509,697)	146,964	(509,697)

Corporate Debt Securities	4	3,321,708	(35,618)	0	0	3,321,708	(35,618)

Total temporarily impaired securities	108	$59,753,325	$(5,462,017)	$2,302,239	$(956,469)	$62,055,564	$(6,418,486)

December 31, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$9,842,200	$(26,907)	$-	$-	$9,842,200	$(26,907)

Residential collateralized mortgage Obligations – non-GSE	3	1,960,237	(4,516)	156,505	(2,847)	2,116,742	(7,363)

Residential mortgage backed securities GSE	2	3,989,675	(944)	-	-	3,989,675	(944)

Obligations of State and Political Subdivisions	37	12,794,007	(486,337)	-	-	12,794,007	(486,337)

Trust preferred debt securities – single issuer	4	-	-	1,998,366	(467,643)	1,998,366	(467,643)

Trust preferred debt securities – Pooled	1	-	-	146,080	(510,582)	146,080	(510,582)

Corporate debt securities	5	3,176,328	(25,876)	-	-	3,176,328	(25,876)

Total temporarily impaired securities	53	$31,762,447	$(544,580)	$2,300,951	$(981,072)	$34,063,398	$(1,525,652)

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of June 30, 2013, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of June 30, 2013 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This June 30, 2013 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at June 30, 2013.

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

The following table sets forth information with respect to this security at June 30, 2013:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss) and OTTI	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$656,662	$103,069	($553,593)	66.5%	14.1%	19.4%	14.3%	C/ NR	$115,000	23.0%

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

(in thousands)	Three and Six months ended June 30, 2013	Three and Six months ended June 30, 2012
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

            The following table provides an aging of the loan portfolio by loan class at June 30, 2013:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$995,830	$-	$-	$995,830	$40,550,995	$41,546,825	$-	$-
Commercial Business	222,494	-	482,557	705,051	56,828,626	57,533,677	-	482,557
Commercial Real Estate	50,131	6,006,773	520,184	6,577,088	94,619,237	101,196,325	-	860,567
Mortgage Warehouse Lines	-	-	-	-	185,739,734	185,739,734	-	-

Residential Real Estate	352,141	-	164,542	516,683	10,687,558	11,204,241	-	164,542

Consumer
Loans to Individuals	275,773	95,702	-	371,475	8,831,824	9,203,299	-	-
Other	-	-	-	-	175,303	175,303	-	-

Deferred Loan Fees	-	-	-	-	883,354	883,354	-	-

Total	$1,896,369	$6,102,475	$1,167,283	$9,166,127	$398,316,631	$407,482,758	$-	$1,507,666

The following table provides an aging of the loan portfolio by loan class at December 31, 2012:
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$1,581,031	$1,581,031	$54,110,362	$55,691,393	$-	$1,581,031
Commercial Business	202,451	70,192	518,912	791,555	57,073,881	57,865,436	-	629,821
Commercial Real Estate	-	-	3,137,553	3,137,553	99,275,141	102,412,694	-	3,478,605
Mortgage Warehouse Lines	-	-	-	-	284,127,530	284,127,530	-	-

Residential Real Estate	320,729	34,975	-	355,704	10,541,603	10,897,307	-	134,193

Consumer
Loans to Individuals	49,243	-	139,852	189,095	9,454,290	9,643,385	84,948	54,904
Other	-	-	-	-	189,279	189,279	-	-

Deferred Loan Fees	-	-	-	-	987,086	987,086	-	-

Total	$572,423	$105,167	$5,377,348	$6,054,938	$515,759,172	$521,814,110	$84,948	$5,878,554

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans is determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed, and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at June 30, 2013.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$37,530,315	$54,760,756	$69,061,842	$185,739,734	$11,039,699
Special Mention	-	1,492,992	27,174,795	-	164,542
Substandard	4,016,510	1,144,755	4,959,688	-	-
Doubtful	-	135,174	-	-	-
Total	$41,546,825	$57,533,677	$101,196,325	$185,739,734	$11,204,241

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,203,299	$175,303
Nonperforming	-	-
Total	$9,203,299	$175,303

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2012.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$49,373,827	$55,498,613	$76,096,964	$284,127,530	$10,763,114
Special Mention	-	1,019,586	19,060,621	-	134,193
Substandard	5,777,494	1,064,799	7,255,109	-	-
Doubtful	540,072	282,438	-	-	-
Total	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,454,288	$189,279
Nonperforming	189,097	-
Total	$9,643,385	$189,279

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2013 and December 31, 2012:

Period-End Allowance for Credit Losses by Impairment Method June 30, 2013
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$1,212,578	$985,919	$2,451,856	$928,699	$92,733	$99,890	$2,104	$495,161	$-	$6,268,940

Ending Balance
Individually evaluated for impairment	-	173,155	793,926	-	-	-	-	-	-	967,081
Collectively evaluated for impairment	$1,212,578	$812,764	$1,657,930	$928,699	$92,733	$99,890	$2,104	$495,161	$-	$5,301,859

Loans receivables:
Ending Balance	$41,546,825	$57,533,677	$101,196,325	$185,739,734	$11,204,241	$9,203,299	$175,303	$-	$883,354	$407,482,758
Individually evaluated for impairment	540,975	792,376	4,477,287	-	164,542	-	-	-	-	5,975,180
Collectively evaluated for impairment	$41,005,850	$56,741,301	$96,719,038	$185,739,734	$11,039,699	$9,203,299	$175,303	$-	$883,354	$401,507,578

Period-End Allowance for Credit Losses by Impairment Method December 31, 2012
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for credit losses:
Ending Balance	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$-	$7,151,212

Ending Balance
Individually evaluated for impairment	569,579	253,598	447,193	-	21,693	-	-	-	-	1,292,063
Collectively evaluated for impairment	$1,420,713	$719,191	$1,815,028	$1,420,638	$90,410	$102,583	$2,271	$288,315	$-	$5,859,149

Loans receivables:
Ending Balance	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307	$9,643,385	$189,279	$-	$987,086	$521,814,110
Individually evaluated for impairment	2,842,031	906,526	3,952,546	-	134,193	54,904	-	-	-	7,890,200
Collectively evaluated for impairment	$52,849,362	$56,958,910	$98,460,148	$284,127,530	$10,763,114	$9,588,481	$189,279	$-	$987,086	$513,923,910

The activity in the allowance for loan losses by loan class for the six months ended June 30, 2013 and 2012 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,606	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance – March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,334	$2,059	$658,119	$6,023,282
Provision charged to operations	1,872	160,163	321,659	(62,039)	(19,632)	(2,444)	45	(162,958)	236,666
Loans charged off	-	-	-	-	-	-	-	-	-
Recoveries of loans charged off	417	8,575	-	-	-	-	-	-	8,992
Balance-June 30, 2013	$1,212,578	$985,919	$2,451,856	$928,699	$92,733	$99,890	$2,104	$495,161	$6,268,940

The activity in the allowance for loan losses by loan class for the six months ended June 30, 2012 and 2011 was as follows:

Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	-	-	-	(77,858)	(6,001)	-	(261,336)
Recoveries of loans charged off	3,403	5,427	-	-	-	-	-	-	8,830
Balance – March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942
Provision charged to operations	429,656	111,410	464,946	147,278	13,631	(8,357)	(381)	(608,185)	549,998
Loans charged off	(25,000)	(20,199)	-	-	(130,694)	-	-	-	(175,893)
Recoveries of loans charged off	-	1,191	182	-	-	-	-	-	1,373
Balance-June 30,2012	$1,647,605	$903,401	$2,304,010	$1,153,883	$122,510	$123,213	$2,798	$-	$6,257,420

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

Impaired Loans Receivables (By Class) – June 30, 2013
				Three months ended
				June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$540,975	$540,975	$-	$725,974	$11,078
Commercial Business	177,980	232,022	-	168,683	1,450
Commercial Real Estate	-	-	-	123,945	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	718,955	772,997	-	1,018,602	12,528
Residential Real Estate	164,542	164,542	-	121,246	-

Consumer
Loans to Individuals	-	-	-	22,540	-
Other	-	-	-	-	-
Subtotal		-	-	22,540	-
With no related allowance:	$883,497	$937,539	$-	$1,162,388	$12,528

With an allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	614,396	759,223	173,155	617,054	834
Commercial Real Estate	4,477,287	4,477,287	793,926	4,372,626	64,468
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,091,683	5,236,510	967,081	4,989,680	65,302
Residential Real Estate	-	-	-	44,069	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With an allowance:	5,091,683	5,236,510	967,081	5,033,749	65,302

Total:
Commercial	5,810,638	6,009,507	967,081	6,008,282	77,830
Residential Real Estate	164,542	164,542	-	165,315	-
Consumer	-	-	-	22,540	-
Total	$5,975,180	$6,174,049	$967,081	$6,196,137	$77,830

Impaired Loans Receivables (By Class) – December 31, 2012				Year to date
				December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$1,360,914	$1,360,914	$-	$412,716	$-
Commercial Business	387,950	430,632	-	474,839	9,490
Commercial Real Estate	-	-	-	321,743	-
Mortgage Warehouse Lines	-	-	-		-
Subtotal	1,748,864	1,791,546	-	1,209,298	9,490

Residential Real Estate	-	-	-	23.600	-

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-

Subtotal with no Related Allowance	1,803,768	1,846,450	-	1,287,802	-

With an allowance:

Commercial
Construction	1,481,117	1,481,117	569,579	123,426	-
Commercial Business	518,576	663,403	253,598	456,541	15,746
Commercial Real Estate	3,952,546	3,999,032	447,193	2,964,744	29,291
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,952,239	6,143,552	1,270,370	3,544,711	45,037

Residential Real Estate	134,193	134,193	21,693	287,395	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

Subtotal with an Allowance	6,086,432	6,277,745	1,292,063	3,832,106	45,037
Total:
Commercial	7,701,103	7,935,098	1,270,370	4,754,009	54,527
Residential Real Estate	134,193	134,193	21,693	310,995	-
Consumer	54,904	54,904	-	54,904	-
Total	$7,890,200	$8,124,195	$1,292,063	$5,119,908	$54,527

Impaired Loans Receivables (By Class) –June 30, 2012				Three months ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$-	$-	$-	$35,802	$-
Commercial Business	431,381	474,063	-	423,129	-
Commercial Real Estate	-	-	-	81,666	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	431,381	474,063	-	540,597	-
Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-
With no related allowance:	$486,285	$528,967	$-	$595,501	$-

With a related allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	420,438	565,265	138,597	435,032	3,790
Commercial Real Estate	2,507,360	2,614,922	357,074	2,313,770	6,792
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	2,927,798	3,180,187	495,671	2,748,802	10,582
Residential Real Estate	140,492	140,492	28,566	313,517	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With a related allowance:	3,068,290	3,320,679	524,237	3,062,319	10,582

Total:
Commercial	3,359,179	3,654,250	495,671	3,289,399	10,582
Residential Real Estate	140,492	140,492	28,566	313,517	-
Consumer	54,904	54,904	-	54,904	-
Total	$3,554,575	$3,849,646	$524,237	$3,657,820	$10,582

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

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we reassessed the terms and restructurings.  The following table is a breakdown of TDR, all of which are classified as impaired, which occurred during the three months ended June 30, 2013.

Modifications During the three months ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	-	-	-
Commercial Real Estate	2	3,224,980	3,154,157
Residential Real Estate	-	-	-

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	-	-
Commercial Real Estate	-	-
Residential Real Estate	-	-

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a TDR.  Most of the modifications employed by the Bank during the three month period ended June 30, 2013 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(5)  Share-Based Compensation

As of June 30, 2013, the Company’s stock based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 440,701   shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.  As of June 30, 2013, there were 395,763 shares of common stock (as adjusted for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013) available for future grants under the Stock Plans.

Stock-based compensation expense related to options was $50,568 and $48,777 for the six months ended June 30, 2013 and 2012, respectively.

Transactions under the Stock Plans during the six months ended June 30, 2013 (as adjusted to reflect the 5% stock dividend declared December 2012) are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2013	221,894	$8.91
Granted	25,305	8.06
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2013	247,199	$8.81	5.9	$392,068

Exercisable at June 30, 2013	184,215	$9.42	5.0	$237,630

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2013 are as follows:

Fair value of options granted	$2.69
Risk-free rate of return	0.81%
Expected option life in years	7
Expected volatility	30.82%
Expected dividends (1)	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of June 30, 2013, there was approximately $175,844 of unrecognized compensation cost related to nonvested stock option- based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the six months ended June 30, 2013 (as adjusted to reflect the 5% stock dividend declared in December 2012).

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2013	140,575	$6.41
Granted	19,633	8.42
Vested	(9,307)	8.33
Forfeited	-	-
Non-vested at June 30, 2013	150,901	$6.55

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $217,390 and $175,444 for the six months ended June 30, 2013 and 2012.

As of June 30, 2013, there was approximately $782,497 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

(6)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Company’s supplemental executive retirement plan for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Service cost	$30,539	$61,823	$214,257	$123,646
Interest cost	22,229	50,073	155,951	100,146
Actuarial (gain) loss recognized	(29,893)	5,300	(209,721)	10,600
Prior service cost recognized	942	24,858	6,611	49,716
	$23,817	$142,054	$167,098	$284,108

(7)  Other Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income.  The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended June 30, 2013:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(3,833,028)	$1,353,848	$(2,479,180)
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	(3,833,028)	1,353,848	(2,479,180)

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	63,266	(25,307)	37,959
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	63,266	(25,307)	37,959

Total other comprehensive gain (loss)	$(3,769,762)	$1,328,541	$(2,441,221)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended June 30, 2012:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$42,628	$(14,493)	$28,135
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	42,628	(14,493)	28,135

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	3,220	(1,294)	1,926
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	3,220	(1,294)	1,926

Total other comprehensive gain (loss)	$45,848	$(15,787)	$30,061

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Six Months Ended June 30, 2013:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$(4,614,989)	$1,702,774	$(2,912,215)
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	$(4,614,989)	$1,702,774	$(2,912,215)

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	66,486	(26,602)	39,884
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	66,486	(26,602)	39,884

Total other comprehensive income (loss)	$(4,548,503)	1,676,172	$(2,872,331)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Six Months Ended June 30, 2012:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$57,469	$(19,539)	$37,930
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	57,469	(19,539)	37,930

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	$6,441	$(2,589)	$3,852
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	6,441	(2,589)	3,852

Total other comprehensive income (loss)	$63,910	$(22,128)	$41,782

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Six Months Ended June 30, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income (loss) before reclassifications	(2,912,215)	-	39,884	(2,872,331)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(2,912,215)	-	39,884	(2,872,331)
Balance, end of period	$(1,677,011)	$(330,623)	$(60,404)	$(2,068,038)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Six Months Ended June 30, 2012:
Balance, beginning of period	$1,530,078	$(330,623)	$(107,993)	$1,091,462
Other comprehensive income (loss) before reclassifications	37,930	-	3,852	41,782
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	37,930	-	3,852	41,782
Balance, end of period	$1,568,008	$(330,623)	$(104,141)	$1,133,244

Items reclassified out of each component of other comprehensive income (loss) are as follows:

For the Three Months Ended June 30, 2013 (In Thousands)
Details about Accumulated Other Comprehensive Income Components	Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains (losses) on available-for- sale securities	$-	Total other-than-temporary impairment losses on Available-for-sale securities
	-	Realized gains (losses) on available-for-sale securities, net
	-	Total before tax
	-	Income tax (expense) benefit
	-	Net of tax
Unfunded pension liability
Prior service cost	-	Salaries and employee benefits
Actuarial loss	-	Salaries and employee benefits
	-	Total before tax
	-	Income tax (expense) benefit
	-	Net of tax
Total reclassifications for the period, net of tax	$-

For the Six Months Ended June 30, 2013 (In Thousands)
Details about Accumulated Other Comprehensive Income Components	Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains (losses) on available-for- sale securities	$-	Total other-than-temporary impairment losses on Available-for-sale securities
	-	Realized gains (losses) on available-for-sale securities, net
	-	Total before tax
	-	Income tax (expense) benefit
	-	Net of tax
Unfunded pension liability
Prior service cost	-	Salaries and employee benefits
Actuarial loss	-	Salaries and employee benefits
	-	Total before tax
	-	Income tax (expense) benefit
	-	Net of tax
Total reclassifications for the period, net of tax	$-

(8) Recent Accounting Pronouncements

 ASU 2011-11 (Disclosures about offsetting Assets and Liabilities)

On December 19, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance affects all entities with financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or a similar arrangement.  The ASU does not change existing offsetting criteria in U.S. generally accepted accounting principles (“U.S. GAAP”) or the permitted balance sheet presentation for items meeting the criteria.  To help financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, the new guidance requires disclosures in the financial statement notes that provide both net and gross information about assets and liabilities that have been offset and the related arrangements.

The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared in accordance with international Financial Reporting Standards (“IFRS”).  The eligibility criteria for offsetting are different in U.S. GAAP and IFRS. In January 2011, the FASB and the International Accounting Standards Board issued an exposure draft proposing new common criteria for offsetting, but the boards could not agree.  The FASB voted to retain existing U.S. GAAP guidance on offsetting and to require expanded disclosures for financial instruments and derivative instruments that are either offset in the balance sheet or eligible for offset subject to a master netting arrangement or similar arrangement.

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

ASU 2011-05, 2001-12 and 2013-12 (Presentation of Comprehensive Income)

The provisions of ASU 2011-05 amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous U.S. GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities.  The Company adopted this update on January 1, 2012 and the new Consolidated Statements of Comprehensive Income are included in these financial statements.

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
June 30, 2013:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$21,219,240	$1,515,705	$-	$22,734,945
Residential collateralized mortgage obligations- GSE	-	4,837,068	-	4,837,068
Residential collateralized mortgage obligations - non GSE	-	3,318,576	-	3,318,576
Residential mortgage backed securities – GSE	-	34,323,661	-	34,323,661
Obligations of State and Political subdivisions	-	20,097,117	-	20,097,117
Trust preferred debt securities – single issuer	-	2,023,200	-	2,023,200
Corporate debt securities	-	17,508,869	-	17,508,869
Restricted stock	-	1,013,100	-	1,013,100
Mutual fund	-	25,000	-	25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013:
Impaired loans	$-	$-	$4,124,602	$4,124,602
Other real estate owned	-	-	4,071,747	4,071,747

December 31, 2012:
Impaired loans	$-	$-	$4,794,369	$4,794,369
Other real estate owned	-	-	6,568,781	6,568,781

Impaired loans measured at fair value and included in the above table consisted of 10 loans having an aggregate recorded investment of $5,091,683 and specific loan loss allowances of $967,081 at June 30, 2013 and 16 loans at December 31, 2012, having an aggregate recorded investment of $6,086,432 and specific loan loss allowances of $1,292,063.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
June 30, 2013
Impaired loans	$4,124,602	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other real estate owned	$4,071,747	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%
December 31, 2012
Impaired loans	$4,794,369	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other real estate owned	$6,568,781	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%

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

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

June 30, 2013
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$110,108,374	$110,108,374	$-	$-	$110,108,374
Securities available for sale	105,881,536	21,219,240	84,662,296	-	105,881,536
Securities held to maturity	110,195,842	-	111,715,297	-	111,715,297
Loans held for sale	28,235,113	28,235,113	-	-	28,235,113
Loans	401,213,818	-	-	402,702,060	402,702,060
Accrued interest receivable	2,554,192	2,554,192	-	-	2,554,192
Deposits	(703,599,834)	-	(704,673,000)	-	(704,673,000)
Borrowings	(10,000,000)	-	(11,302,000)	-	(11,302,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(943,105)	(943,105)		-	(943,105)

December 31, 2012
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$14,044,921	$14,044,921	$-	$-	$14,044,921
Securities available for sale	109,840,965	27,923,670	81,917,295	-	109,840,965
Securities held to maturity	116,027,900	-	121,839,363	-	121,839,363
Loans held for sale	35,960,262	-	35,960,262	-	35,960,262
Loans	514,662,898	-	-	515,577,788	515,577,788
Accrued interest receivable	2,872,099	-	2,872,099	-	2,872,099
Deposits	(707,689,475)	-	(709,678,000)	-	(709,678,000)
Borrowings	(42,400,000)	-	(43,906,000)	-	(43,906,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,057,779)	-	(1,057,779)	-	(1,057,779)

Loan commitments and standby letters of credit as of June 30, 2013 and December 31, 2012 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2013 is to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary

The Company reported net income of $1,557,030 for the three months ended June 30, 2013, an increase of $258,922, or 19.9%, from the $1,298,108 reported for the three months ended June 30, 2012.  The increase was primarily due to a decrease of $313,332 in the loan loss provision, an increase of $259,893 in non-interest income and a reduction in non-interest expenses of $211,674.  Net income per diluted common share was $0.25 for the three months ended June 30, 2013 and $0.24 for the three months ended June 30, 2012.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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

Key performance ratios remained strong for the three months ended June 30, 2013 due to higher net income for that period compared to the three months ended June 30, 2012.  Return on average assets and return on average equity were 0.77% and 9.40% for the three months ended June 30, 2013 compared to 0.68% and 9.18%, respectively, for the three months ended June 30, 2012.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended June 30, 2013 was 3.42% as compared to the 3.87% net interest margin recorded for the three months ended June 30, 2012, a decrease of 45 basis points.  This decrease in the Company’s net interest margin for the three months ended June 30, 2013 compared with the comparable 2012 period was primarily due to two factors: (1) the expected seasonal decline in the balance of outstanding mortgage warehouse lines and (2) the unexpected amount of loan prepayments in construction loans and commercial business loans. The repayment of these loans provided excess liquidity that was allocated to much lower yielding overnight fund balances. The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 80.9% of the Company’s net revenues for the three month period ended June 30, 2013 and 84.8% of net revenues for the three-month period ended June 30, 2012. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

Average interest earning assets increased by $42,158,682, or 6.0%, to $749,307,863 for the three month period ended June 30, 2013 from $707,149,181 for the three month period ended June 30, 2012. The overall yield on interest earning assets, on a tax-equivalent basis, decreased 62 basis points to 3.98% for the three month period ended June 30, 2013 when compared to 4.60% for the three month period ended June 30, 2012 due to sustained pressure on asset yields.

Average interest bearing liabilities increased by $18,917,905, or 3.3%, to $596,564,151 for the three month period ended June 30, 2013 from $577,646,246 for the three month period ended June 30, 2012.  Overall, the cost of total interest bearing liabilities decreased 18 basis points to 0.71% for the three months ended June 30, 2013 compared to 0.89% for the three months ended June 30, 2012.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.42% for the three months ended June 30, 2013 compared to 3.87% the three months ended June 30, 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal classification, collateral values, and the growth and size of the loan portfolio.

At June 30, 2013, non-performing loans decreased by $4,455,836, to $1,507,666 and the ratio of non-performing loans to total loans was 0.37% at June 30, 2013 compared to 1.14% at December 31, 2012.  At June 30, 2013, the loan portfolio balance was $407,482,758, which represented a decrease of $114,331,352 compared to the December 31, 2012 balance of $521,814,110.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $236,666 for the three months ended June 30, 2013 compared to $549,998 for the three months ended June 30, 2012.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2013 was $1,447,859, an increase of $259,893, or 21.9%, over non-interest income of $1,187,966 for the three months ended June 30, 2012. This component represented 19.1% of the Company’s net revenues for the three month period ended June 30, 2013 and 15.2% of net revenues for the three month period ended June 30, 2012.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues decreased nominally to $221,604 for the three months ended June 30, 2013 from $231,256 for the three months ended June 30, 2012. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2013 compared to the first three months of 2012.

Gain on sales of loans held for sale decreased by $16,001, or 3.2%, to $479,146 for the three months ended June 30, 2013 when compared to $495,147 for the three months ended June 30, 2012.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $119,758 for the three months ended June 30, 2013 compared to $113,176 for the three months ended June 30, 2012. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $627,351 for the three months ended June 30, 2013, compared to $348,387 for the three months ended June 30, 2012, an increase of $278,964 for the second quarter of 2013 as compared to the second quarter of 2012.

Non-Interest Expense

Non-interest expenses decreased by $211,674, or 3.9%, to $5,162,300 for the three months ended June 30, 2013 from $5,373,974 for the three months ended June 30, 2012.  The following table presents the major components of non-interest expenses for the three months ended June 30, 2013 and 2012.

Non-interest Expenses
	Three months ended June 30,
	2013	2012
Salaries and employee benefits	$3,045,241	$3,154,903
Occupancy expenses	622,499	613,535
Data processing services	294,306	252,545
Equipment expense	188,286	101,452
Marketing	92,087	53,789
Regulatory, professional and other fees	271,908	232,028
FDIC insurance expense	15,000	139,873
Directors’ fees	22,000	21,000
Other real estate owned expenses	48,557	575,343
Amortization of intangible assets	66,992	66,991
Other expenses	495,424	162,515
Total	$5,162,300	$5,373,974

Salaries and employee benefits, which represent the largest portion of non-interest expenses, decreased by $109,662, or 3.5%, to $3,045,241 for the three months ended June 30, 2013 compared to $3,154,903 for the three months ended June 30, 2012. The decrease in salaries and employee benefits for the three months ended June 30, 2013 was primarily a result of a lower level of compensation expense for stock option and stock grant awards for the current period compared to the prior year period.

Occupancy expenses increased marginally by $8,964, to $622,499 for the three months ended June 30, 2013 compared to $613,535 for the three months ended June 30, 2012.  The increase in expense was primarily attributable to marginally higher maintenance costs occurred in maintaining the Bank’s branch properties.

The cost of data processing services increased to $294,306 for the three months ended June 30, 2013 from $252,545 for the three months ended June 30, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade the software capabilities in branch offices in order to fully implement the Bank’s expanding mobile banking systems.

Equipment expense increased by $86,834, or 86%, to $188,286 for the three months ended June 30, 2013 compared to $101,452 for the three months ended June 30, 2012 primarily due to increased costs associated with the number of maintenance contracts and supplies on equipment in connection with the expansion of mobile banking capabilities as compared with the prior period.

Regulatory, professional and other fees increased by $39,880, or 17.2%, to $271,908 for the three months ended June 30, 2013 compared to $232,028 for the three months ended June 30, 2012.  During the second quarter of 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management program.

FDIC insurance expense decreased to $15,000 for the three months ended June 30, 2013 compared to $139,873 for the three months ended June 30, 2012 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses decreased by $526,786 to $48,557 for the three months ended June 30, 2013 compared to $575,343 for the three months ended June 30, 2012 as the Company incurred a lower level of property taxes, maintenance and other expenses on repossessed properties during the three months ended June 30, 2013 than were incurred during the same period in 2012.  In addition, the Company entered into a number of rental agreements on certain OREO properties with the resulting rents received being offset against maintenance expenses.

All other expenses increased by $332,908 to $495,424 for the three months ended June 30, 2013 compared to $162,516 for the three months ended June 30, 2012 as current year increases occurred in correspondent bank fees, payroll processing fees, insurance premiums  and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 68.2% for the three months ended June 30, 2013, compared to 68.8% for the three months ended June 30, 2012.

Income Taxes

Income tax expense increased by $18,684 to $612,492 for the three months ended June 30, 2013 from $593,808 for the three months ended June 30, 2012.  The increase was primarily due to a higher level of pretax income for the second quarter of 2013 as compared to the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary

The Company realized net income of $2,882,348 for the six months ended June 30, 2013, an increase of 16.9% from the $2,464,840 reported for the six months ended June 30, 2012.  This increase was due primarily to a decrease in the provision for loan losses plus an increase in non-interest income which, in total, offset a decrease in net interest income plus an increase in noninterest expenses, for the six months ended June 30, 2013 compared to the same period in 2012.  Diluted net income per common share was $0.47 for the six months ended June 30, 2013 compared to diluted net income per common share of $0.46 for the six months ended June 30, 2012.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 20, 2012, and paid on January 31, 2012 to shareholders of record on January 14, 2013.

During the third quarter of 2012, the Company launched a shareholders’ common stock rights offering, which expired on October 5, 2012.  The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights’ offering was fully subscribed.  Accordingly, the Company issued a total of 555,555 shares of common stock to the holders of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege.

Key performance ratios improved for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to higher net income for the 2013 period.  Return on average assets and return on average equity were 0.71% and 8.81% for the six months ended June 30, 2013 compared to 0.65% and 8.81%, respectively, for the six months ended June 30, 2012.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the six months ended June 30, 2013 was 3.46% as compared to the 3.92% net interest margin recorded for the six months ended June 30, 2012, a decrease of 46 basis points.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 79.8% of the Company’s net revenues for the six month period ended June 30, 2013 and 84.9% of net revenues for the six month period ended June 30, 2012. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items and the Company’s average yield or rate for the six month periods ended June 30, 2013 and 2012, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Assets:
Federal Funds Sold/Short-Term Investments	$108,464,994	$139,342	0.26%	$36,860,458	$48,340	0.26%
Investment Securities:
Taxable	155,253,462	1,838,797	2.39%	171,349,167	2,327,759	2.72%
Tax-exempt	65,948,918	1,566,576	4.79%	51,276,230	1,230,374	4.81%
Total	221,202,380	3,405,373	3.10%	222,625,397	3,558,133	3.21%

Loan Portfolio:
Construction	42,304,486	1,295,504	6.18%	54,948,513	1,855,335	6.77%
Residential real estate	11,033,073	288,311	5.27%	12,303,773	316,592	5.16%
Home Equity	9,115,975	248,644	5.50%	10,779,569	303,956	5.65%
Commercial and commercial real estate	141,990,388	5,078,830	7.21%	144,033,903	5287,559	7.36%
Mortgage warehouse lines	175,027,892	4,074,237	4.69%	184,622,769	4,396,188	4.78%
Installment	247,069	8,070	6.59%	378,818	12,629	6.69%
All Other Loans	44,819,859	623,857	2.81%	32,259,311	561,304	3.49%
Total	424,538,742	11,617,453	5.52%	439,326,656	12,733,563	5.81%

Total Interest-Earning Assets	754,206,116	15,162,168	4.05%	698,812,511	16,340,036	4.69%

Allowance for Loan Losses	(6,789,347)			(5,955,926)
Cash and Due From Bank	22,409,931			12,726,136
Other Assets	51,299,291			52,881,065
Total Assets	$821,125,991			$758,463,786

Liabilities and Shareholders’ Equity: Interest-Bearing Liabilities:
Money Market and NOW Accounts	$228,737,438	$401,594	0.35	$204,902,097	$542,887	0.53%
Savings Accounts	205,378,084	457,986	0.45	191,355,779	620,354	0.65%
Certificates of Deposit	141,510,623	966,354	1.38	147,499,965	1,101,598	1.50%
Other Borrowed Funds	10,574,309	207,527	3.96	16,220,330	221,561	2.74%
Trust Preferred Securities	18,557,000	175,644	1.91	18,557,000	195,892	2.12%
Total Interest-Bearing Liabilities	604,757,454	2,209,105	0.74	578,535,171	2,682,292	0.93%

Net Interest Spread			3.31%			3.76%

Demand Deposits	140,566,574			115,201,429
Other Liabilities	9,826,621			8,634,205
Total Liabilities	755,150,649			702,370,805
Shareholders’ Equity	65,975,342			56,092,981
Total Liabilities and Shareholders’ Equity	$821,125,991			$758,463,786

Net Interest Margin		$12,953,063	3.46%		$13,657,744	3.92%

The Company’s net interest income decreased on a tax-equivalent basis by $704,681, or 5.2%, to $12,953,063 for the six months ended June 30, 2013 from the $13,657,744 reported for the six months ended June 30, 2012. The decrease in net interest income for the six – month period ended June 30, 2013 compared with the comparable 2012 period was primarily due to two factors: (1) the unexpected seasonal decline in the balance of outstanding mortgage warehouse lines and (2) the unexpected amount of loan prepayments in construction loans and commercial business loans. The repayment of these loans provided excess liquidity that was allocated to much lower yielding overnight fund balances.

Average interest earning assets increased by $55,393,605, or 7.9%, to $754,206,116 for the six month period ended June 30, 2013 from $698,812,511 for the six month period ended June 30, 2012.  The average investment securities portfolio decreased by $1,423,017, to $221,202,380 for the six month period ended June 30, 2013 compared to $222,625,397 for the six month period ended June 30, 2012. The average loan portfolio decreased by $14,787,914, or 3.4%, to $424,538,742 for the six month period ended June 30, 2013 compared to $439,326,656 for the six month period ended June 30, 2012.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans of $12,644,027, or 23.0%, to $42,304,486 for the six month period ended June 30, 2013 compared to $54,948,513 for the six month period ended June 30, 2012 as the current adverse economic conditions have resulted in depreciation of collateral values securing these loans.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 64 basis points to 4.05% for the six month period ended June 30, 2013 when compared to 4.69% for the six month period ended June 30, 2012.

Average interest bearing liabilities increased by $26,222,283, or 4.5%, to $604,757,454 for the six month period ended June 30, 2013 from $578,535,171 for the six month period ended June 30, 2012.  Overall, the cost of total interest bearing liabilities decreased 19 basis points to 0.74% for the six months ended June 30, 2013 compared to 0.93% for the six months ended June 30, 2012.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.46% for the six months ended June 30, 2013 compared to 3.92% the six months ended June 30, 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $236,666 for the six months ended June 30, 2013 compared to $1,149,996 for the six months ended June 30, 2012.  The decreased provision for 2013 was primarily the result of a $4,455,836 decrease in the level of non-performing loans to $1,507,666 at June 30, 2013.  The ratio of non-performing loans to total loans was 0.37% at June 30, 2013, compared to 1.14% at December 31, 2012.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2013 was $3,056,422, an increase of $703,291, or 29.9%, over non-interest income of $2,353,131 for the six months ended June 30, 2012. This component represented 20.2% of the Company’s net revenues for the six – month period ended June 30, 2013 and 15.1% of net revenues for the three – month period ended June 30, 2012.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts decreased by $14,558, or 3.2%, to $444,670 for the six months ended June 30, 2013 from $459,228 for the six months ended June 30, 2012.  This decrease was primarily the result of a decrease in the number of deposit accounts subject to service charges during the six months ended June 30, 2013 compared to the prior year period.

Gain on sales of loans increased by $247,491, or 25.7%, to $1,210,855 for the six months ended June 30, 2013 compared to $963,364 for the six months ended June 30, 2012.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $232,366 for the six months ended June 30, 2013 compared to $225,098 for the six months ended June 30, 2012. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduced the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers.  Increased customer demand for these services contributed to the other income component of non-interest income amounting to $1,168,531 for the six months ended June 30, 2013, compared to $705,441 for the six months ended June 30, 2012.

Non-Interest Expense

Non-interest expenses increased by $258,777, or 2.4%, to $11,245,268 for the six months ended June 30, 2013 from $10,986,491 for the six months ended June 30, 2012. The following table presents the major components of non-interest expenses for the six months ended June 30, 2013 and 2012.

Non-interest Expenses
	Six months ended June 30,
	2013	2012
Salaries and employee benefits	$6,398,104	$6,095,253
Occupancy expenses	1,300,305	1,337,320
Data processing services	595,688	516,120
Equipment expense	499,933	373,415
Marketing	139,670	98,824
Regulatory, professional and other fees	466,901	414,736
FDIC insurance expense	34,687	287,266
Directors’ fees	54,000	45,000
Other real estate owned expenses	594,062	882,550
Amortization of intangible assets	133,984	133,983
Other expenses	1,027,934	802,024
Total	$11,245,268	$10,986,491

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $302,851, or 5.0%, to $6,398,104 for the six months ended June 30, 2013 compared to $6,095,253 for the six months ended June 30, 2012. The increase in salaries and employee benefits for the six months ended June 30, 2013 was a result of regular merit increases and increased health care costs.

Occupancy expenses decreased by $37,015 to $1,300,305 for the six months ended June 30, 2013 compared to $1,337,320 for the six months ended June 30, 2012.  The decrease in occupancy expenses for the current period was primarily attributable to a lesser level of maintenance costs in maintaining the Bank’s branch properties.

The cost of data processing services increased to $595,688 for the six months ended June 30, 2013 from $516,120 for the six months ended June 30, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade the software capabilities in branch offices in order to fully implement the Bank’s expanding mobile banking systems.

Equipment expense increased by $126,518 for the six months ended June 30, 2013 to $499,933 compared to $373,415 for the six months ended June 30, 3012 primarily due to increased costs associated with the maintenance contracts and supplies for equipment in connection with the expansion of mobile banking capabilities as compared with the prior period.

Regulatory, professional and other fees increased by $52,165, or 12.6%, to $466,901 for the six months ended June 30, 2013 compared to $414,736 for the six months ended June 30, 2012.  During the first six months of 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements.

FDIC insurance expense decreased to $34,687 for the six months ended June 30, 2013 compared to $287,266 for the six months ended June 30, 2012 as a result of the changes required by the Dodd-Frank Act with respect to FDIC assessment rules.

Other real estate owned expenses decreased by $288,488 to $594,062 for the six months ended June 30, 2013 compared to $882,550 for the six months ended June 30, 2012 as the Company incurred a lower level of property tax and maintenance costs on properties held as other real estate owned during the first six months of 2013 as compared to the first six months of 2012. In addition, the Company entered into a number of rental agreements on certain OREO properties with the resulting rents received being offset against maintenance expenses.

All other expenses increased by $225,910 to $1,027,934 for the six months ended June 30, 2013 compared to $802,024 for the six months ended June 30, 2012 as current year increases incurred in correspondent bank fees, payroll processing fees, insurance premiums and ATM operating expenses. All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio was 72.5% for the six months ended June 30, 2013 compared to 70.4% for the six months ended June 30, 2012.

Income Taxes

The Company had income tax expense of $1,137,125 for the six months ended June 30, 2013 compared to income tax expense of $1,010,285 for the six months ended June 30, 2012.  The increase in the income tax expense for the 2013 period was primarily due to the higher level of taxable interest income for the first six months of 2013 as compared to the first six months of 2012.

Financial Condition

June 30, 2013 Compared with December 31, 2012

Total consolidated assets at June 30, 2013 were $804,892,170, representing a decrease of $36,076,212, or 4.29%, from total consolidated assets of $840,968,382 at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2013 totaled $110,108,374 compared to $14,044,921 at December 31, 2012. Cash and cash equivalents at June 30, 2013 consisted of cash and due from banks of $110,096,949 and Federal funds sold/short term investments of $11,425. The corresponding balances at December 31, 2012 were $14,033,501 and $11,420, respectively.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at June 30, 2013 amounted to $28,235,113 compared to $35,960,262 at December 31, 2012. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $83,349,024 for the six months ended June 30, 2013 compared to $79,079,430 at June 30, 2012.

Investment Securities

Investment securities represented 26.8% of total assets at June 30, 2013 and 26.9% at December 31, 2012. Total investment securities decreased $9,791,487, or 4.3%, to $216,077,378 at June 30, 2013 from $225,868,865 at December 31, 2012.  Purchases of investments totaled $26,786,580 during the six months ended June 30, 2013, and proceeds from calls and repayments totaled $31,552,797 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2013, securities available for sale totaled $105,881,536, which is a decrease of $3,959,429, or 3.6%, from securities available for sale totaling $109,840,965 at December 31, 2012.

At June 30, 2013, the securities available for sale portfolio had net unrealized losses of $2,605,482 compared to net unrealized gains of $1,806,967 at December 31, 2012.  These unrealized (losses) / gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2013, securities held to maturity were $110,195,842, a decrease of $5,832,058, or 5.0%, from $116,027,900 at December 31, 2012.  The fair value of the held to maturity portfolio at June 30, 2013 was $111,715,297.

Proceeds from maturities and prepayments of securities during the first six months of 2012 were used to reduce the Company’s borrowings.

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

The following table sets forth the classification of loans by major category at June 30, 2013 and December 31, 2012.

Loan Portfolio Composition	June 30, 2013		December 31, 2012
Component	Amount	Percentage of Total	Amount	Percentage of Total
Construction loans	$41,546,825	10%	$55,691,393	11%
Residential real estate loans	11,204,241	3%	10,897,307	2%
Commercial business	57,533,677	14%	57,865,436	11%
Commercial real estate	101,196,325	25%	102,412,694	20%
Mortgage warehouse lines	185,739,734	46%	284,127,530	54%
Loans to individuals	9,203,301	2%	9,643,385	2%
Deferred loan costs	883,354	0%	987,086	0%
All other loans	175,301	0%	189,279	0%
	$407,482,758	100%	$521,814,110	100%

The loan portfolio decreased by $114,331,352, or 21.9%, to $407,482,758 at June 30, 2013 compared to $521,814,110 at December 31, 2012.  This decrease in the loan portfolio was primarily the result of two factors: (1) the expected seasonal decrease in outstanding Mortgage warehouse lines during the first six months of 2013 and (2) the unexpected increase in loan prepayments in the Construction loan and Commercial business components of the loan portfolio.

The Mortgage warehouse lines component of the loan portfolio decreased by $98,387,796, or 34.6%, compared to $284,127,530 at December 31, 2012.

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

The Bank’s Construction loans portfolio decreased by $14,144,568 during the first six months of 2013. The Bank received $13,737,207 in prepayments for the Construction loan portfolio. In the current highly competitive marketplace for commercial and construction loans, developing new lending relationships and limiting the amount of loan prepayments will be essential for maintaining the loan portfolio.

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

Non-performing loans decreased by $4,455,836 to $1,507,666 at June 30, 2013 from $5,963,502 at December 31, 2012.  The major segments of non-accrual loans consist of commercial real estate loans and SBA loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 0.37% at June 30, 2013 from 1.14% at December 31, 2012.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets	June 30,	December 31,
	2013	2012
Non-Performing loans:
Loans 90 days or more past due and still accruing	$0	$84,948
Non-accrual loans	1,507,666	5,878,554
Total non-performing loans	1,507,666	5,963,502
Other real estate owned	7,926,851	8,332,601
Total non-performing assets	$9,434,517	$14,296,103

Non-performing loans to total loans	0.37%	1.14%
Non-performing loans to total loans excluding mortgage warehouse lines	0.68%	2.51%
Non-performing assets to total assets	1.17%	1.70%
Non-performing assets to total assets excluding mortgage warehouse lines	1.52%	2.57%

Non-performing assets decreased by $4,861,586 to $9,434,517 at June 30, 2013 from $14,296,103 at December 31, 2012.  Other real estate owned decreased by $405,750 to $7,926,851 at June 30, 2013 from $8,332,601 at December 31, 2012.  Since December 31, 2012, the Bank sold and transferred out of other real estate owned properties totaling approximately $2,054,056.  In addition, during the six months ended June 30, 2013, the Bank recorded a provision for loss on other real estate owned of $662,918.

At June 30, 2013, the Bank had nine loans totaling $4,864,966 which were troubled debt restructurings.  Three of these loans totaling $397,453 are included in the above table as non-accrual loans; the remaining four loans totaling $4,467,513 are considered performing.

Non-performing assets represented 1.17% of total assets at June 30, 2013 and 1.70% at December 31, 2012.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	June 30,	December 31,	June 30,
	2013	2012	2012
Balance, beginning of period	$7,151,212	$5,534,450	$5,534,450

Provision charged to operating expenses	236,666	2,149,992	1,149,996

Loans charged off :
Construction loans	(561,993)	(57,650)	(57,650)
Residential real estate loans	-	(130,694)	(130,694)
Commercial and commercial real estate	(483,966)	(275,888)	(165,026)
Loans to individuals	(90,865)	(83,859)	(77,858)
Lease financing	-	-	-
All other loans	-	-	-
	(1,136,824)	(548,091)	(437,229)
Recoveries
Construction loans	417	3,403	3,403
Residential real estate loans	-	-	-
Commercial and commercial real estate	17,469	11,458	6,800
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	17,886	14,861	10,203

Net (charge offs) / recoveries	(1,118,938)	(533,230)	(427,026)

Balance, end of period	$6,268,940	$7,151,212	$6,257,420

Loans :
At period end	$407,482,758	$521,814,110	$479,795,092
Average during the period	394,098,700	444,064,283	421,111,355
Net charge offs to average loans outstanding	(0.28%)	(0.12%)	(0.10%)

Allowance for loan losses to :
Total loans at year end	1.54%	1.37%	1.30%
Total loans at year end excluding mortgage warehouse lines	2.83%	3.01%	2.34%
Non-performing loans	474.32%	119.92%	231.85%

The Company recorded a provision for loan losses of $236,666 for the six months ended June 30, 2013 and $1,149,996 for the six months ended June 30, 2012.  In addition to the results of management’s comprehensive review of the adequacy of the allowance, the decision for the reduced level of the current provision was further supported by the risk profile of the loan portfolio being reduced by a $114,331,352 decrease in the total loan portfolio at June 30, 2013 compared to the December 31, 2012 balance and a 4,455,836% decrease in non-performing loans at June 30, 2013 compared to December 31, 2012.  Net charge offs/recoveries amounted to a net charge-off of $1,118,938 for the six months ended June 30, 2013.

At June 30, 2013, the allowance for loan losses was $6,268,940 compared to $7,151,212 at December 31, 2012, a decrease of $882,272.  The ratio of the allowance for loan losses to total loans at June 30, 2013 and December 31, 2012 was 1.54% and 1.37%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 474.32% at June 30, 2013, compared to 119.92% at December 31, 2012. Management believes that the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at, June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Demand
Non-interest bearing	$145,412,945	$152,334,759
Interest bearing	216,024,165	211,475,765
Savings	199,402,150	202,261,035
Time	142,760,574	141,617,916
	$703,599,834	$707,689,475

At June 30, 2013, total deposits were $703,599,834, a decrease of $4,089,641, or 0.6%, from $707,689,475 at December 31, 2012.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at June 30, 2013, consisting solely of FHLB long-term borrowings, and $42,400,000 at December 31, 2012, consisting of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $32,400,000.

The Bank has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $222,340, to $65,275,872 at June 30, 2013 from $65,053,532 at December 31, 2012.  Tangible book value per common share increased by $0.03, to $10.05 at June 30, 2013 from $10.02 at December 31, 2012.  The current period increase in tangible book value per common share was the result of net income of $2,882,348 for the six months ended June 30, 2013, partially offset by the comprehensive loss of $2,872,331 for the six-month period. The ratio of shareholders’ equity to total assets was 8.11% at June 30, 2013 and 7.74% at December 31, 2012, respectively.  The increase in shareholders’ equity was primarily the result of net income of $2,882,348 for the six months ended June 30, 2013, partially offset by the other comprehensive loss of $2,872,331 for the six-month period.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  5% stock dividends were declared in 2012 and 2011 and paid in 2013 and 2012, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended June 30, 2013 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Company
Total Capital to Risk Weighted Assets	$82,280,291	16.42%	$40,098,080	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	76,011,351	15.17%	20,049,040	>4%	N/A	N/A
Tier 1 Capital to Average Assets	76,011,351	9.46%	32,131,943	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$79,803,850	15.92%	$40,098,080	>8%	$50,122,600	>10%
Tier 1 Capital to Risk Weighted Assets	73,534,910	14.67%	20,049,040	>4%	30,073,560	>6%
Tier 1 Capital to Average Assets	73,534,910	9.20%	31,985,538	>4%	39,981,922	>5%
As of December 31, 2012
Company
Total Capital to Risk Weighted Assets	$81,213,909	12.98%	$50,044,960	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,062,697	11.84%	25,022,480	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,062,697	9.29%	31,881,576	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,621,740	12.57%	$50,044,960	>8%	$62,556,200	>10%
Tier 1 Capital to Risk Weighted Assets	71,470,528	11.43%	25,022,480	>4%	37,533,720	>6%
Tier 1 Capital to Average Assets	71,470,528	9.05%	31,604,458	>4%	39,505,573	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2013, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.  On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

 Liquidity

At June 30, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $402,446,085, of its total assets at June 30, 2013.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2013, the balance of cash and cash equivalents was $110,108,374.

Net cash provided by operating activities totaled $14,183,817 for the six months ended June 30, 2013 compared to net cash provided by operations of $9,244,776 for the six months ended June 30, 2012.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $118,207,522 for the six months ended June 30, 2013 compared to net cash provided by investing activities of $9,812,297 for the six months ended June 30, 2012.  The increase for the 2013 period resulted from a reduction of $110,901,189 in the loan portfolio primarily through repayments.

Net cash used in financing activities totaled $36,327,886 for the six months ended June 30, 2013 compared to net cash used in financing activities of $17,672,934 for the six months ended June 30, 2012.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2013, prepayments and maturities of investment securities totaled $31,552,797.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2013, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2013	April 30, 2013	-	-	-	187,559
May 1, 2013	May 31, 2013	-	-	-	187,559
June 1, 2013	June 30, 2013	-	-	-	187,559
Total		-	-	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.

Item 6.   Exhibits.

10.1		1st Constitution Bancorp 2013 Equity Incentive Plan, incorporated by reference to Appendix A of the Company’s proxy statement filed with the SEC on April 11, 2013
31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: Aug 14, 2013	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: Aug 14, 2013	By:	/s/ JOSEPH M. REARDON
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)