Form 10-Q
period 2013-09-30
1ST CONSTITUTION BANCORP
filed 2013-11-12
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 12, 2013, there were 5,988,867 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

 FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
CASH AND DUE FROM BANKS	$123,803,713	$14,033,501

FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	11,425	11,420

Total cash and cash equivalents	123,815,138	14,044,921

INVESTMENT SECURITIES:
Available for sale, at fair value	101,557,211	109,840,965
Held to maturity (fair value of $152,186,281 and $121,839,363 at September 30, 2013, and December 31, 2012, respectively)	150,572,922	116,027,900

Total securities	252,130,133	225,868,865

LOANS HELD FOR SALE	14,535,681	35,960,262

LOANS	362,549,473	521,814,110
Less- Allowance for loan losses	(6,820,180)	(7,151,212)

Net loans	355,729,293	514,662,898

PREMISES AND EQUIPMENT, net	10,172,487	10,630,295

ACCRUED INTEREST RECEIVABLE	2,143,535	2,872,099

BANK-OWNED LIFE INSURANCE	15,374,712	15,026,506

OTHER REAL ESTATE OWNED	2,808,554	8,332,601

OTHER ASSETS	13,459,319	13,569,935

Total assets	$790,168,852	$840,968,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$147,179,144	$152,334,759
Interest bearing	539,764,810	555,354,716

Total deposits	686,943,954	707,689,475

BORROWINGS	10,000,000	42,400,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	787,927	1,057,779
ACCRUED EXPENSES AND OTHER LIABILITIES	6,727,851	6,210,596

Total liabilities	723,016,732	775,914,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued
Common stock, no par value, 30,000,000 shares authorized; 6,008,223 and 5,985,275 shares issued and 5,988,867 and 5,977,924 shares outstanding as of September 30, 2013 and December 31, 2012 respectively	49,395,322	48,716,032
Retained earnings	19,999,881	15,594,293
Treasury Stock, at cost, 19,356 shares 7,351 shares at September 30, 2013 and December 31, 2012, respectively	(177,537)	(61,086)
Accumulated other comprehensive (loss) income	(2,065,546)	804,293

Total shareholders’ equity	67,152,120	65,053,532

Total liabilities and shareholders’ equity	$790,168,852	$840,968,382

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
INTEREST INCOME	2013	2012	2013	2012
Loans, including fees	$5,701,804	$6,966,886	$17,319,258	$19,700,449
Securities
Taxable	980,004	1,103,011	2,818,800	3,430,770
Tax-exempt	575,301	409,774	1,633,799	1,241,568
Federal funds sold and short-term investments	81,745	6,975	221,087	55,315
Total interest income	7,338,854	8,486,646	21,992,944	24,428,102

INTEREST EXPENSE
Deposits	842,372	1,026,154	2,668,306	3,291,676
Borrowings	103,122	119,223	310,649	340,784
Redeemable subordinated debentures	88,338	96,867	263,982	292,759
Total interest expense	1,033,832	1,242,244	3,242,937	3,925,219

Net interest income	6,305,022	7,244,402	18,750,007	20,502,883
PROVISION FOR LOAN LOSSES	539,998	499,998	776,664	1,649,994
Net interest income after provision for loan losses	5,765,024	6,744,404	17,973,343	18,852,889

NON-INTEREST INCOME
Service charges on deposit accounts	231,169	243,443	675,839	702,671
Gain on sales of loans	641,966	509,138	1,852,821	1,472,502
Income on bank-owned life insurance	115,840	112,276	348,206	337,374
Other income	627,573	451,870	1,796,104	1,157,311
Total non-interest income	1,616,548	1,316,727	4,672,970	3,669,858

NON-INTEREST EXPENSE
Salaries and employee benefits	3,060,143	3,061,065	9,458,247	9,156,318
Occupancy expense	629,922	523,126	1,930,227	1,860,446
Data processing expenses	273,272	257,990	868,960	774,110
FDIC insurance expenses	111,562	139,694	146,249	426,960
Other operating expenses	1,178,584	2,201,299	4,095,068	4,951,831

Total non-interest expenses	5,253,483	6,183,174	16,498,751	17,169,665
Income before income taxes	2,128,089	1,877,957	6,147,562	5,353,082

INCOME TAXES	604,851	523,038	1,741,974	1,533,323
Net income	$1,523,238	$1,354,919	$4,405,588	$3,819,759

NET INCOME PER SHARE
Basic	$0.25	$0.25	$0.74	$0.71
Diluted	$0.25	$0.25	$0.72	$0.70

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

NET INCOME	$1,523,238	$1,354,919	$4,405,588	$3,819,759

Other comprehensive (loss) income, net of tax:

Unrealized holding gains (losses) on securities available for sale	(35,468)	430,698	(2,947,683)	468,628

Pension liability	37,960	1,925	77,844	5,777

Other comprehensive (loss) income	2,492	432,623	(2,869,839)	474,405

Comprehensive income	$1,525,730	$1,787,542	$1,535,749	$4,294,164

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
(unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

BALANCE, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775

Exercise of stock options and issuance of vested shares under employee benefit programs	442,918		13,843		456,761

Share-based compensation	73,965				73,965

Treasury stock purchased			(80,344)		(80,344)

Net income for the nine months ended September 30, 2012		3,819,759			3,819,759

Other comprehensive income				474,405	474,405

Balance, September 30, 2012	$41,364,812	$16,890,365	$(76,723)	$1,565,867	$59,744,321

Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532

Exercise of stock options, net, and issuance of vested shares under employee benefit programs	603,342				603,342

Share-based compensation	75,948				75,948

Treasury stock purchased			(116,451)		(116,451)

Net Income for the nine months ended September 30, 2013		4,405,588			4,405,588

Other comprehensive (loss)				(2,869,839)	(2,869,839)

Balance, September 30, 2013	$49,395,322	$19,999,881	$(177,537)	$(2,065,546)	$67,152,120

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$4,405,588	$3,819,759
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	776,664	1,649,994
Provision for loss on other real estate owned	662,918	1,195,288
Depreciation and amortization	805,823	884,595
Net amortization of premiums and discounts on securities	868,639	1,109,664
Gains on sales of other real estate owned	(292,170)	-
Gains on sales of loans held for sale	(1,852,821)	(1,472,502)
Originations of loans held for sale	(114,126,927)	(128,302,763)
Proceeds from sales of loans held for sale	137,972,505	126,526,811
Income on Bank–owned life insurance	(348,206)	(337,374)
Share-based compensation expense	380,471	336,898
Decrease (increase) in accrued interest receivable	728,564	318,198
Decrease (increase) in other assets	925,461	(122,026)
Decrease in accrued interest payable	(269,852)	(263,258)
Increase (decrease) in accrued expenses and other liabilities	517,255	(35,727)

Net cash provided by operating activities	31,153,912	5,307,557
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(16,947,137)	(31,800,023)
Held to maturity	(62,560,993)	(6,602,385)
Proceeds from maturities and prepayments of securities -
Available for sale	20,423,187	28,843,391
Held to maturity	27,488,848	24,829,152
Net decrease (increase) in loans	155,845,716	(22,860,591)
Capital expenditures	(147,040)	(815,581)
Additional investment in other real estate owned	(11,500)	(144,454)
Proceeds from sales of other real estate owned	7,183,854	1,686,389

Net cash provided by (used in) investing activities	131,274,935	(6,864,102)

FINANCING ACTIVITIES:
Exercise of stock options and issuance of vested shares	603,342	456,761
Purchase of Treasury Stock	(116,451)	(80,344)
Net (decrease) increase in demand, savings and time deposits	(20,745,521)	37,135,047
Net decrease in borrowings	(32,400,000)	(37,150,000)

Net cash (used in) provided by financing activities	(52,658,630)	361,464

Increase (decrease) in cash and cash equivalents	109,770,217	(1,195,081)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,044,921	15,195,259

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$123,815,138	$14,000,178

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,512,789	$4,188,477
Income taxes	1,721,000	1,787,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,311,225	$553,762

See accompanying notes to consolidated financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2013 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Entry into a Material Definitive Agreement

On August 14, 2013, the Company and the Bank entered into an Agreement and Plan of Merger, which was subsequently amended on September 19, 2013 by the First Amendment to Agreement and Plan of Merger (the Agreement and Plan of Merger and the First Amendment to Agreement and Plan of Merger are hereinafter referred to as the “Merger Agreement”), with Rumson-Fair Haven Bank & Trust Company (“RFHB”), providing for the merger of RFHB with and into the Bank, with the Bank as the surviving entity (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of RFHB will be converted into the right to receive, at the election of the holder of such common stock of RFHB, (i) cash consideration of $7.50 or (ii) 0.7772 of a share of common stock of the Company, or a combination of both, subject to the payment of cash in lieu of fractional shares and customary proration and allocation procedures, if necessary, to assure that 60% of the outstanding shares of common stock of RFHB are exchanged for cash and 40% of the outstanding shares of common stock of RFHB are exchanged for shares of common stock of the Company.  In addition, each outstanding option to acquire shares of common stock of RFHB will be terminated and converted to the right to receive cash and equal to the product of (i) the aggregate number of shares of common stock of RFHB underlying such outstanding option multiplied by (ii) the excess, if any, of $7.50 over the per share exercise price of such outstanding option.  Stock awards will be converted into shares of common stock of the Company.  Each outstanding share of common stock of the Company will remain outstanding and unaffected by the Merger.

Under New Jersey banking law, shareholders of RFHB can elect to dissent from the Merger.  Any shareholder electing to dissent shall be entitled to a cash payment for such shares only to the extent permitted by and in accordance with New Jersey Banking law.

The Merger Agreement contains typical representations, warranties, and covenants of the Company, the Bank and RFHB, including, among others, covenants that require, during the period between the execution of the Merger Agreement and consummation of the Merger, (i) RFHB to use commercially reasonable efforts to conduct its business in the ordinary course and consistent with past banking practice and prudent banking practice; and (ii) RFHB to not, subject to certain exceptions generally related to the Board’s evaluation and exercise of its fiduciary duties, (a) solicit  proposals relating to alternative business combination transactions or (b) enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

The Merger Agreement provides certain termination rights for the Company, the Bank and RFHB, and further provides that upon termination of the Merger Agreement under certain circumstances, RFHB will be obligated to pay the Company a termination fee of $1,000,000 and out of pocket expenses incurred by the Company and the Bank in connection with the Merger of up to $275,000; provided, however, that the sum of the termination fee and such out-of-pocket expenses shall not exceed $1,275,000.

Completion of the Merger is subject to customary closing conditions, including (i) receipt of the requisite approval of the shareholders of RFHB, (ii) receipt of regulatory approvals, (iii) the absence of any law or order prohibiting the closing and (iv) and the effectiveness of the registration statement to be filed by the Company with respect to the common stock to be issued in the Merger.  In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects.

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

	Three Months Ended September 30, 2013
	Net Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,523,238	5,991,480	$0.25

Effect of dilutive securities:
Stock options and unvested stock awards		155,182

Diluted EPS:
Net income plus assumed conversion	$1,523,238	6,146,662	$0.25

	Three Months Ended September 30, 2012
	Net Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$1,354,919	5,378,854	$0.25

Effect of dilutive securities:
Stock options and unvested stock awards		130,019

Diluted EPS:
Net income plus assumed conversion	$1,354,919	5,508,873	$0.25

	Nine Months Ended September 30, 2013
	Net Income	Weighted- average shares	Per share Amount
Basic earnings per share:
Net income	$4,405,588	5,960,294	$0.74

Effect of dilutive securities:
Stock options and unvested stock awards		128,539

Diluted EPS:
Net income plus assumed conversion	$4,405,588	6,088,833	$0.72

	Nine Months Ended September 30, 2012
	Net Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$3,819,759	5,360,395	$0.71

Effect of dilutive securities:
Stock options and unvested stock awards		96,107

Diluted EPS:
Net income plus assumed conversion	$3,819,759	5,456,502	$0.70

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value

Available for sale

U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$22,382,475	$33,857	$(789,667)	$21,626,665
Residential collateralized mortgage obligations – GSE	4,031,094	165,347	-	4,196,441
Residential collateralized mortgage obligations – non-GSE	3,001,533	70,080	(18,950)	3,052,663
Residential mortgage backed securities – GSE	32,795,415	1,002,198	(458,845)	33,338,768
Obligations of State and
Political subdivisions	22,231,752	174,056	(2,660,209)	19,745,599
Trust preferred debt securities – single issuer	2,468,135	-	(429,935)	2,038,200
Corporate Debt Securities	16,267,927	280,241	(27,393)	16,520,775
Restricted stock	1,013,100	-	-	1,013,100
Mutual fund	25,000	-	-	25,000

	$104,216,431	$1,725,779	$(4,384,999)	$101,557,211

September 30, 2013:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity

U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$1,537,229	$-	$1,537,229	$14,416	$-	$1,551,645
Residential collateralized Mortgage obligations – GSE	15,701,290	-	15,701,290	578,336	-	16,279,626
Residential collateralized Mortgage obligations – non-GSE	11,234,867	-	11,234,867	329,988	(1,637)	11,563,218
Residential mortgage backed securities – GSE	67,487,280	-	67,487,280	869,664	(268,803)	68,088,141
Obligations of State and
political subdivisions	50,960,864	-	50,960,864	1,405,225	(1,327,248)	51,038,841
Trust preferred debt securities – pooled	656,662	(500,944)	155,718	-	(8,311)	147,407
Corporate debt securities	3,495,674	-	3,495,674	21,729	-	3,517,403

	$151,073,866	$(500,944)	$150,572,922	$3,219,358	$(1,605,999)	$152,186,281

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535

Residential collateralized mortgage obligations – GSE	6,349,310	283,355	-	6,632,665
Residential collateralized mortgage obligations – non-GSE	3,811,933	119,323	(7,074)	3,924,182

Residential mortgage backed securities – GSE	24,912,948	1,576,387	-	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20,682,301
Trust preferred debt securities – single issuer	2,466,009	-	(467,643)	1,998,366
Corporate Debt Securities	17,797,681	325,731	(23,131)	18,100,281
Restricted stock	2,493,300	-	-	2,493,300
Mutual fund	25,000	-	-	25,000
	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

December 31, 2012:	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,073,957	$-	$3,073,957	$33,213	$-	$3,107,170

Residential collateralized mortgage obligations – GSE	19,660,625	-	19,660,625	1,021,556	-	20,682,181

Residential collateralized mortgage obligations- non – GSE	13,387,974	-	13,387,974	796,892	(289)	14,184,577

Residential mortgage backed securities – GSE	19,950,190	-	19,950,190	849,040	(944)	20,798,286

Obligations of State and Political subdivisions	42,815,706	-	42,815,706	3,039,935	-	45,855,641

Trust preferred debt securities – pooled	656,662	(500,944)	155,718	-	(9,638)	146,080

Corporate debt securities	16,983,730	-	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

Restricted stock at September 30, 2013 and December 31, 2012 consisted of $998,100 and $2,478,300, respectively, of Federal Home Loan Bank of New York stock and $15,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale-Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$4,998,329	$5,004,300
Residential mortgage backed securities - GSE	19,397	20,034
Obligations of State and Political subdivisions	110,000	110,343
Corporate Debt Securities	510,694	512,930
Restricted Stock	1,013,100	1,013,100
Mutual Fund	25,000	25,000
	$6,676,520	$6,685,707
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$6,517,816	$6,520,515
Residential mortgage backed securities - GSE	4,431,874	4,370,765
Obligations of State and Political subdivisions	374,281	375,833
Corporate Debt Securities	14,671,579	14,942,705
	$25,995,550	$26,209,818
Due after five years through ten years
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$10,866,330	$10,101,850
Residential collateralized mortgage obligations - GSE	134,797	144,639
Residential mortgage backed securities - GSE	11,172,951	11,152,731
Obligations of State and Political Subdivisions	3,167,509	3,227,127
Corporate Debt Securities	-	-
	$25,341,587	$24,626,347
Due after ten years

Residential collateralized mortgage obligations - GSE	3,896,296	4,051,802
Residential collateralized mortgage obligations - non GSE	3,001,534	3,052,663
Residential mortgage backed securities - GSE	17,171,193	17,795,238
Obligations of State and Political subdivisions	18,579,962	16,032,296
Trust Preferred Debt Securities - single issuer	2,468,135	2,038,200
Corporate Debt Securities	1,085,654	1,065,140
	$46,202,774	$44,035,339

Total	$104,216,431	$101,557,211

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$1,537,229	$1,551,645
Obligations of State and Political subdivisions	1,261,544	1,273,221
Corporate Debt Securities	3,495,674	3,517,403
	$6,294,447	$6,342,269

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Obligations of State and Political subdivisions	8,937,728	9,243,927
Corporate Debt Securities	-	-
	$8,937,728	$9,243,927

Due after five years through ten years
Residential collateralized mortgage obligations - GSE	85,440	86,388
Residential collateralized mortgage obligations – non-GSE	954,327	952,869
Residential mortgage backed securities – GSE	21,772,966	21,945,961
Obligations of State and Political subdivisions	20,751,372	21,459,490
	$43,564,105	$44,444,708
Due after ten years
Residential collateralized mortgage obligations - GSE	$15,615,850	$16,193,239
Residential collateralized mortgage obligations – non-GSE	10,280,540	10,610,348
Residential mortgage backed securities - GSE	45,714,314	46,142,180
Obligations of State and Political subdivisions	20,010,221	19,062,203
Trust Preferred Debt Securities - Pooled	656,662	147,407
	$92,277,587	$92,155,377

Total	$151,073,866	$152,186,281

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	3	$11,627,065	$(789,667)	$-	$-	$11,627,065	$(789,667)

Residential collateralized mortgage obligations – non-GSE	3	952,689	(1,637)	1,094,497	(18,950)	2,047,186	(20,587)

Residential mortgage backed securities - GSE	28	30,747,798	(727,648)	-	-	30,747,798	(727,648)

Obligations of State and Political Subdivisions	77	24,976,580	(3,987,457)	-	-	24,976,580	(3,987,457)

Trust preferred debt securities – single issuer	4	-	-	2,038,200	(429,935)	2,038,200	(429,935)

Trust preferred debt securities – pooled	1	-	-	147,407	(509,255)	147,407	(509,255)

Corporate Debt Securities	3	2,823,855	(27,393)	-	-	2,823,855	(27,393)

Total temporarily impaired securities	119	$71,127,987	$(5,533,802)	$3,280,104	$(958,140)	$74,408,091	$(6,491,942)

December 31, 2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$9,842,200	$(26,907)	$-	$-	$9,842,200	$(26,907)

Residential collateralized mortgage obligations – non-GSE	3	1,960,237	(4,516)	156,505	(2,847)	2,116,742	(7,363)

Residential mortgage backed securities GSE	2	3,989,675	(944)	-	-	3,989,675	(944)

Obligations of State and Political Subdivisions	37	12,794,007	(486,337)	-	-	12,794,007	(486,337)

Trust preferred debt securities – Single issuer	4	-	-	1,998,366	(467,643)	1,998,366	(467,643)

Trust preferred debt securities – Pooled	1	-	-	146,080	(510,582)	146,080	(510,582)

Corporate debt securities	5	3,176,328	(25,876)	-	-	3,176,328	(25,876)

Total temporarily impaired securities	53	$31,762,447	$(544,580)	$2,300,951	$(981,072)	$34,063,398	$(1,525,652)

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

Obligations of State and Political Subdivisions:  The unrealized losses on investments in these securities were caused by interest rate increases.  None of the issuers have defaulted on interest payments.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of the projected cash flows where that present value of cash flows was less than the amortized cost basis of the security.  The present value of cash flows was developed using an EITF 99-20 model that considered performing collateral ratios, the level of subordination to senior tranches of the security, credit ratings of and projected credit defaults in the underlying collateral.

On a quarterly basis, management evaluates this security to determine if there is any additional other-than-temporary impairment (“OTTI”).  As of September 30, 2013, our evaluation was as follows:

a.
We obtained the PreTSL XXV Depository Institutions Issuer List as of September 30, 2013 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

Our rationale for these metrics is as follows:  (1) the FDIC lists the number of bank failures each year from 1934 – 2008; comparing bank failures to the number of FDIC institutions produces an annual average default rate of 36 basis points; given the continuing uncertain economic environment, we believe double this amount, or 75 basis points, to be an appropriate measurement for defaults; and (2) Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised” on November 21, 2008.  This analysis uses a recovery assumption of 15%, which we also deem an appropriate measurement.

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 26 year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This September 30, 2013 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no OTTI issues were present at September 30, 2013.

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

The following table sets forth information with respect to this security at September 30, 2013:

Security	Class	Amortized Cost	Fair Value	Unrealized (Loss) and OTTI	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral

PreTSL XXV	B-1	$656,662	$147,407	$(509,255)	66.5%	10.9%	22.6%	14.0%	C/ NR	$108,000	21.0%

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

(in thousands)	Three and nine months ended September 30, 2013	Three and nine months ended September 30, 2012
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

(5)   Allowance for Loan Losses and Credit Quality Disclosures

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

The following table provides an aging of the loan portfolio by loan class at September 30, 2013:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$995,830	$995,830	$42,237,906	$43,233,736	$-	$995,830
Commercial Business	130,831	-	439,887	570,718	65,153,689	65,724,407	-	439,887
Commercial Real Estate	875,624	-	6,052,984	6,928,608	89,548,110	96,476,718	-	6,052,982
Mortgage Warehouse Lines	-	-	-	-	134,534,202	134,534,202	-	-

Residential Real Estate	-	970,123	164,541	1,134,664	10,521,526	11,656,190	-	164,542

Consumer
Loans to Individuals	-	-	94,898	94,898	9,752,485	9,847,383	94,898	-
Other	-	-	-	-	170,940	170,940	-	-

Deferred Loan Fees	-	-	-	-	905,897	905,897	-	-

Total	$1,006,455	970,123	$7,748,140	$9,724,718	$352,824,755	$362,549,473	$94,898	$7,653,241

The following table provides an aging of the loan portfolio by loan class at December 31, 2012:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$1,581,031	$1,581,031	$54,110,362	$55,691,393	$-	$1,581,031
Commercial Business	202,451	70,192	518,912	791,555	57,073,881	57,865,436	-	629,821
Commercial Real Estate	-	-	3,137,553	3,137,553	99,275,141	102,412,694	-	3,478,605
Mortgage Warehouse Lines	-	-	-	-	284,127,530	284,127,530	-	-

Residential Real Estate	320,729	34,975	-	355,704	10,541,603	10,897,307	-	134,193

Consumer
Loans to Individuals	49,243	-	139,852	189,095	9,454,290	9,643,385	84,948	-
Other	-	-	-	-	189,279	189,279	-	-

Deferred Loan Fees	-	-	-	-	987,086	987,086	-	-

Total	$572,423	$105,167	$5,377,348	$6,054,938	$515,759,172	$521,814,110	$84,948	$5,878,554

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged against the allowance for loan losses.

The specific reserve for impaired loans is established for specific loans which have been identified by management as being impaired. These impaired loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal, in whole or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

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

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates, by definition, lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at September 30, 2013.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$38,743,089	$63,079,908	$64,562,349	$134,534,202	$10,521,525
Special Mention	-	1,465,856	21,013,297	-	1,134,665
Substandard	4,490,647	920,157	10,901,072	-	-
Doubtful	-	258,486	-	-	-
Total	$43,233,736	$65,724,407	$96,476,718	$134,534,202	$11,656,190

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,847,383	$170,940
Nonperforming	-	-
Total	$9,847,383	$170,940

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2012.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$49,373,827	$55,498,613	$76,096,964	$284,127,530	$10,763,114
Special Mention	-	1,019,586	19,060,621	-	134,193
Substandard	5,777,494	1,064,799	7,255,109	-	-
Doubtful	540,072	282,438	-	-	-
Total	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307

Consumer Credit Exposure - By Payment Activity	Loans to Individuals	Other

Performing	$9,454,288	$189,279
Nonperforming	189,097	-
Total	$9,643,385	$189,279

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2013 and December 31, 2012:

Period-End Allowance for Loan Losses by Impairment Method – September 30, 2013
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,208,023	$1,031,607	$3,064,248	$672,671	$141,826	$110,068	$2,051	589,686	$-	$6,820,180

Ending Balance
Individually evaluated for impairment	-	235,027	1,476,632	-	-	-	-	-	-	1,711,659
Collectively evaluated for impairment	1,208,023	796,580	1,587,616	672,671	141,826	110,068	2,051	589,686	-	5,108,521

Loans receivables:
Ending Balance	$43,233,736	$65,724,407	$96,476,718	$134,534,202	$11,656,190	$9,847,383	$170,940	$-	$905,897	$362,549,473
Individually evaluated for impairment	1,015,112	701,035	9,646,821	-	164,542	-	-	-	-	11,527,510
Collectively evaluated for impairment	42,218,624	65,023,372	86,829,897	134,534,202	11,491,648	9,847,383	170,940	-	905,897	351,021,963

Period-End Allowance for Loan Losses by Impairment Method – December 31, 2012
		Commercial	Commercial	Mortgage	Residential				Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Ending Balance	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$0	$7,151,212

Ending Balance
Individually evaluated for impairment	569,579	253,598	447,193	-	21,693	-	-	-	-	1,292,063
Collectively evaluated for impairment	1,420,713	719,191	1,815,028	1,420,638	90,410	102,583	2,271	288,315	-	5,859,149

Loans receivables:
Ending Balance	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307	$9,643,385	$189,279	-	$987,086	$521,814,110
Individually evaluated for impairment	2,842,031	906,526	3,952,546	-	134,193	54,904	-	-	-	7,890,200
Collectively evaluated for impairment	52,849,362	56,958,910	98,460,148	284,127,530	10,763,114	9,588,481	189,279	-	987,086	513,923,910

The activity in the allowance for loan losses by loan class for the nine months ended September 30, 2013 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,606	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance - March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,334	$2,059	$658,119	$6,023,282
Provision charged to operations	1,872	160,164	321,659	(62,039)	(19,632)	(2,444)	45	(162,958)	236,667
Loans charged off	-	-	-	-	-	-	-	-	-
Recoveries of loans charged off	417	8,574	-	-	-	-	-	-	8,991
Balance – June 30, 2013	$1,212,578	$985,919	$2,451,856	$928,699	$92,733	$99,890	$2,104	495,161	$6,268,940
Provision charged to operations	(4,555)	34,446	612,392	(256,028)	49,093	10,178	(53)	94,525	539,998
Loans charged off	-	(2,068)	-	-	-	-	-	-	(2,068)
Recoveries of loans charged off	-	13,310	-	-	-	-	-	-	13,310
Balance - September 30, 2013	$1,208,023	$1,031,607	$3,064,248	$672,671	$141,826	$110,068	$2,051	$589,686	$6,820,180

The activity in the allowance for loan losses by loan class for the nine months ended September 30, 2012 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$5,534,450
Provision charged to operations	217,501	15,757	241,180	(115,451)	148,497	22,076	6,803	63,635	599,998
Loans charged off	(32,650)	(144,827)	-	-	(77,858)	(6,001)	-	-	(261,336)
Recoveries of loans charged off	3,403	5,427	-	-	-	-	-	-	8,830
Balance - March 31, 2012	$1,242,949	$810,999	$1,838,882	$1,006,605	$239,573	$131,570	$3,179	$608,185	$5,881,942
Provision charged to operations	429,656	111,410	464,946	147,278	13,631	(8,357)	(381)	(608,185)	549,998
Loans charged off	(25,000)	(20,199)	-	-	(130,694)	-	-	-	(175,893)
Recoveries of loans charged off	-	1,191	182	-	-	-	-	-	1,373
Balance - June 30, 2012	$1,647,605	$903,401	$2,304,010	$1,153,883	$122,510	$123,213	$2,798	$-	$6,257,420
Provision charged to operations	208,440	33,129	86,278	102,771	(2,812)	(9,942)	(27)	82,161	499,998
Loans charged off	-	-	(64,375)	-	-	-	-	-	(64,375)
Recoveries of loans charged off	-	-	-	-	-	-	-	-	-
Balance - September 30, 2012	$1,856,045	$936,530	$2,325,913	$1,256,654	$119,698	$113,271	$2, 771	$82,161	$6,693,043

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

Impaired Loans Receivables (By Class) – September 30, 2013
				Three months ended
				September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$1,015,112	$1,015,112	$-	$1,184,249	$4,660
Commercial Business	225,899	382,356	-	157,334	1,516
Commercial Real Estate	-	-	-	4,004,515	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	1,241,011	1,397,468	-	5,346,098	6,176
Residential Real Estate	164,542	164,542	-	164,542	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal		-	-	-	-
With no related allowance:	$1,405,553	$1,562,010	$-	$5,510,640	$6,176

With an allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	475,136	475,136	235,027	566,473	3,915
Commercial Real Estate	9,646,821	9,646,821	1,476,632	6,184,255	61,306
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	10,121,957	10,121,957	1,711,659	6,750,728	65,221
Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With an allowance:	10,121,957	10,121,957	1,711,659	6,750,728	65,221

Total:
Commercial	11,362,968	11,519,425	1,711,659	12,096,826	71,397
Residential Real Estate	164,542	164,542	-	164,542	-
Consumer	-	-	-	0	-
Total	$11,527,510	$11,683,967	$1,711,659	$12,261,368	$71,397

Impaired Loans Receivables (By Class) – September 30, 2012
				Three months ended
				September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	561,961	604,643	-	585,257	-
Commercial Real Estate	-	-	-	869,901	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	561,961	604,643	-	1,455,158	-
Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-
With no related allowance:	$616,865	$659,547	$-	$1,510,062	$-

With an allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	492,285	637,112	182,148	466,487	3,809
Commercial Real Estate	4,368,210	4,368,210	447,193	3,725,809	7,858
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	4,860,495	5,005,322	629,341	4,192,296	11,667
Residential Real Estate	135,963	135,963	28,566	136,781	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With an allowance:	4,996,458	5,141,285	657,907	4,329,077	11,667

Total:
Commercial	5,422,456	5,609,965	629,341	5,647,454	11,667
Residential Real Estate	135,963	135,963	28,566	136,781	-
Consumer	54,904	54,904	-	54,904	-
Total	$5,613,323	$5,800,832	$657,907	$5,839,139	$11,667

Impaired Loans Receivables (By Class)
December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date Average Recorded Investment	Year to Date Interest Income Recognized

With no related allowance:

Commercial
Construction	$1,360,914	$1,360,914	$-	$412,716	$-
Commercial Business	387,950	430,632	-	474,839	9,490
Commercial Real Estate	-	-	-	321,743	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	1,748,864	1,791,546	-	1,209,298	9,490

Residential Real Estate	-	-	-	23,600	-

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-

Subtotal with no Related Allowance	1,803,768	1,846,450	-	1,287,802	-

With an allowance:

Commercial
Construction	1,481,117	1,481,117	569,579	123,426	-
Commercial Business	518,576	663,403	253,598	456,541	15,746
Commercial Real Estate	3,952,546	3,999,032	447,193	2,964,744	29,291
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,952,239	6,143,552	1,270,370	3,544,711	45,037

Residential Real Estate	134,193	134,193	21,693	287,395	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

Subtotal with an Allowance	6,086,432	6,277,745	1,292,063	3,832,106	45,037
Total:
Commercial	7,701,103	7,935,098	1,270,370	4,754,009	54,527
Residential Real Estate	134,193	134,193	21,693	310,995	-
Consumer	54,904	54,904	-	54,904	-
Total	$7,890,200	$8,124,195	$1,292,063	$5,119,908	$54,527

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

The Bank adopted Accounting Standards Update (“ASU”) No. 2011-02 on July 1, 2011. ASU No. 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  As a result of our adoption of ASU No. 2011-02, we reassessed the terms of loan restructurings.  There was no TDR activity during the three months ended September 30, 2013.  At September 30, 2013, the Bank had 8 loans classified as TDRs with an aggregate outstanding balance of $4,248,442.

 If the Bank determines that a borrower has suffered deterioration in its financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a TDR.  The lower payments are determined by an analysis of the borrower’s cash flow to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

(6)  Share-Based Compensation

As of September 30, 2013, Company’s stock-based incentive plans (the “Stock Plans”) authorized the issuance of an aggregate of 440,701 shares of common stock (as adjusted for subsequent stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model.  As of September 30, 2013, there were 395,763 shares of common stock (as adjusted for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013) available for future grants under the Stock Plans.

Share-based compensation expense related to options was $25,381 and $25,187 for the three months ended September 30, 2013 and 2012, respectively.  Share-based compensation expense related to options was $75,949 and $75,661 for the nine months ended September 30, 2013 and 2012, respectively.

Transactions under the Stock Plans during the nine months ended September 30, 2013 (as adjusted to reflect the 5% stock dividend declared December 2012) are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2013	221,894	$8.91
Granted	25,305	8.06
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2013	247,199	$8.81	5.6	$574,159

Exercisable at September 30, 2013	184,215	$9.42	4.7	$352,473

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2013 are as follows:

Fair value of options granted	$2.69
Risk-free rate of return	0.81%
Expected option life in years	7
Expected volatility	30.82%
Expected dividends (1)	-

(1) To date, the Company has not paid any cash dividends on its common stock.

As of September 30, 2013, there was approximately $150,270 of unrecognized compensation cost related to nonvested stock option based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next three years.

The following table summarizes nonvested restricted shares for the nine months ended September 30, 2013 (as adjusted to reflect the 5% stock dividend declared in December 2012):

		Average
	Number of	Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2013	140,575	$6.41
Granted	19,633	8.42
Vested	(49,178)	8.97
Forfeited	-	-
Non-vested at September 30, 2013	111,030	$5.63

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four-year service period with compensation expense recognized on a straight-line basis.

Share-based compensation expense related to stock grants was $87,132 and $87,289 for the three months ended September 30, 2013 and 2012, respectively, and $326,085 and $262,933 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was approximately $673,803 of unrecognized compensation cost related to nonvested stock grants that will be recognized over the next three years.

(7)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under a supplemental executive retirement plan.  The plan is unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income.

The components of net periodic expense for the Bank’s plan for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$30,539	$61,823	$244,796	$185,469
Interest cost	22,229	50,073	178,179	150,219
Actuarial (gain) loss recognized	(29,893)	5,300	(239,614)	15,900
Prior service cost recognized	942	24,858	7,553	74,574
	$23,817	$142,054	$190,914	$426,162

(8)  Other Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income.  The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended September 30, 2013:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$(53,738)	$18,270	$(35,468)
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	(53,738)	18,270	(35,468)

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	63,265	(25,305)	37,960
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	63,265	(25,305)	37,960

Total other comprehensive gain (loss)	$9,527	$(7,035)	$2,492

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended September 30, 2012:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$652,571	$(221,873)	$430,698
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	652,571	(221,873)	430,698

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	3,219	(1,294)	1,925
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	3,219	(1,294)	1,925

Total other comprehensive gain (loss)	$655,790	$(223,167)	$432,623

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Nine Months Ended September 30, 2013:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$(4,466,187)	$1,518,504	$(2,947,683)
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	$(4,466,187)	$1,518,504	$(2,947,683)

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	129,751	(51,907)	77,844
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	129,751	(51,907)	77,844

Total other comprehensive income (loss)	$(4,336,436)	$1,466,597	$(2,869,839)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Nine Months Ended September 30, 2012:
Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$710,040	$(241,412)	$468,628
Reclassification adjustment for losses realized in income	-	-	-
Other comprehensive gain (loss) on available-for-sale securities	710,040	(241,412)	468,628

Unfunded pension liability:
Changes from plan actuarial gains and (losses) included in other comprehensive income	9,660	(3,883)	5,777
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	9,660	(3,883)	5,777

Total other comprehensive income (loss)	$719,700	$(245,295)	$474,405

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Nine Months Ended September 30, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income (loss) before reclassifications	(2,947,683)	-	77,844	(2,869,839)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(2,947,683)	-	77,844	(2,869,839)
Balance, end of period	$(1,712,479)	$(330,673)	$(22,444)	$(2,065,546)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Nine Months Ended September 30, 2012:
Balance, beginning of period	$1,530,078	$(330,623)	$(107,993)	$1,091,462
Other comprehensive income (loss) before reclassifications	468,628	-	5,777	474,405
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	468,628	-	5,777	474,405
Balance, end of period	$1,998,706	$(330,623)	$(162,216)	$1,565,867

There were no items reclassified out of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2013.

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

ASU 2011-05, 2011-12 and 2013-02 (Presentation of Comprehensive Income)

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

The amendments in ASU 2011-12 and ASU 2011-05 are effective at the same time.  For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The requirements are effective for nonpublic entities for fiscal years ending after December 12, 2012.  The FASB has published a short recap of the reasons for the ASU 2011-12 deferrals.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated comprehensive income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

ASU 2013-04 (Presentation of Joint and Several Liability Arrangements)

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a.	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and

b.	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  For public companies ASU 2013-04 is effective for reporting periods beginning after December 15, 2013.  The adoption of ASU 2013-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2013-11 (Presentation of Unrecognized Tax Benefit)

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  Currently, there is diversity in practice in the presentation of unrecognized tax benefits.  The aim of ASU 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for circumstances outlined in ASU 2013-11.  For public companies, ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The adoption of ASU 2013-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

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
September 30, 2013:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$20,101,450	$1,525,215	$-	$21,626,665
Residential collateralized mortgage obligations- GSE	-	4,196,441	-	4,196,441
Residential collateralized mortgage obligations – non GSE	-	3,052,663	-	3,052,663
Residential mortgage backed securities –GSE	-	33,338,768	-	33,338,768
Obligations of State and Political subdivisions	-	19,745,599	-	19,745,599
Trust preferred debt securities – single issuer	-	2,038,200	-	2,038,200
Corporate debt securities	-	16,520,775	-	16,520,775
Restricted stock	-	1,013,000	-	1,013,000
Mutual fund	-	25,000	-	25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2013and December 31, 2012 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013:
Impaired loans	-	-	$8,410,298	$8,410,298
Other real estate owned	-	-	571,950	571,950

December 31, 2012:
Impaired loans	-	-	$4,794,369	$4,794,369
Other real estate owned	-	-	6,568,781	6,568,781

Impaired loans, measured at fair value and included in the above table, consisted of 13 loans having an aggregate balance of $10,121,957 and specific loan loss allowances of $1,711,659 at September 30, 2013 and 16 loans at December 31, 2012 having an aggregate recorded investment of $6,086,432 and specific loan loss allowances of $1,292,063.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range of Adjustments
September 30, 2013
Impaired loans	$8,410,298	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other Real Estate Owned	$571,950	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%

December 31, 2012
Impaired loans	$4,794,369	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-50%
Other Real Estate Owned	$6,568,781	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8-60%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The estimated fair values, and the recorded book balances, at September 30, 2013 and December 31, 2012 were as follows:

		September 30, 2013

	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$123,815,138	$123,815,138	-	$-	$123,815,138
Securities available for sale	101,557,211	20,101,450	81,455,761	-	101,557,211
Securities held to maturity	150,572,922	-	152,186,281	-	152,186,281
Loans held for sale	14,535,681	14,535,681	-	-	14,535,681
Loans	355,729,293	-	-	361,388,000	361,388,000
Accrued interest receivable	2,143,535	2,143,535	-	-	2,143,535
Deposits	(686,943,954)	-	(688,159,000)	-	(688,159,000)
Borrowings	(10,000,000)	-	(11,252,000)	-	(11,252,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(787,927)	(787,927)	-	-	(787,927)

		December 31, 2012

	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$14,044,921	$14,044,921	-	$-	$14,044,921
Securities available for sale	109,840,965	27,923,670	81,917,295	-	109,840,965
Securities held to maturity	116,027,900	-	121,839,363	-	121,839,363
Loans held for sale	35,960,262	-	35,960,262	-	35,960,262
Loans	514,662,898	-	-	515,577,788	515,577,788
Accrued interest receivable	2,872,099	-	2,872,099	-	2,872,099
Deposits	(707,689,475)	-	(709,678,000)	-	(709,678,000)
Borrowings	(42,400,000)	-	(43,906,000)	-	(43,906,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,057,779)	-	(1,057,779)	-	(1,057,779)

 Loan commitments and standby letters of credit as of September 30, 2013 and December 31, 2012 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2013 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Summary

The Company realized net income of $1,523,238 for the three months ended September 30, 2013, an increase of $168,319, or 12.4%, from the $1,354,919 reported for the three months ended September 30, 2012.  The increase was due primarily to an increase in non-interest income and a lower level of non-interest expenses which, in total, offset the decrease in net interest income and a higher loan loss provision.  Net income per diluted common share was $0.25 for the three months ended September 30, 2013, which was unchanged when compared to the three months ended September 30, 2012.   All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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

Key performance ratios improved for the three months ended September 30, 2013 due to higher net income for that period compared to the three months ended September 30, 2012.  Return on average assets and return on average equity were 0.76% and 9.25%, respectively, for the three months ended September 30, 2013 compared to 0.69% and 9.24%, respectively, for the three months ended September 30, 2012.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin on a tax-equivalent basis for the three months ended September 30, 2013 was 3.52% as compared to the 4.09% net interest margin recorded for the three months ended September 30, 2012, a decrease of 57 basis points.  This decrease in the Company’s net interest margin for the three months ended September 30, 2013 compared with the corresponding 2012 period was primarily due to two factors: (1) the decline in the balance of outstanding borrowings under mortgage warehouse lines and (2) the allocation of excess liquidity to much lower yielding overnight fund balances.  The decline in borrowings under mortgage warehouse lines was due to the increase in long-term interest rates during the third quarter of 2013, which led to lower levels of mortgage refinancings, and the shift from borrowings for mortgage refinancings to borrowings for new mortgages to purchase real property, which typically require more time to document and close.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 79.6% of the Company’s net revenues for the three-month period ended September 30, 2013 and 84.6% of net revenues for the three-month period ended September 30, 2012. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income decreased by $939,380, or 13.0%, to $6,305,022 for the three months ended September 30, 2013 from the $7,244,402 reported for the three months ended September 30, 2012.  The decrease in net interest income was primarily attributable to a lower level of higher yielding mortgage warehouse portfolio loans during the current period.  The average rate paid on interest-bearing liabilities for the three months ended September 30, 2013 was 0.70%, a reduction of 14 basis points compared to 0.84% paid for the three months ended September 30, 2012. The average yield on assets decreased to 4.07% for the three months ended September 30, 2013 from 4.77% for the three months ended September 30, 2012 due to a shift in average assets away from loans which typically have higher yields than securities.

Average interest earning assets increased by $17,843,175, or 2.5%, to $743,290,714 for the three-month period ended September 30, 2013 from $725,447,539 for the three-month period ended September 30, 2012.  The overall yield on interest earning assets, on a tax-equivalent basis, decreased 70 basis points to 4.07% for the three-month period ended September 30, 2013 when compared to 4.77% for the three-month period ended September 30, 2012.

Average interest bearing liabilities decreased by $1,138,771 to $585,200,612 for the three-month period ended September 30, 2013 from $586,339,383 for the three-month period ended September 30, 2012.  Overall, the cost of total interest bearing liabilities decreased 14 basis points to 0.70% for the three months ended September 30, 2013 compared to 0.84% for the three months ended September 30, 2012.

The net interest margin, which is net interest income on a tax equivalent basis divided by average interest earning assets, was 3.52% for the three months ended September 30, 2013 compared to 4.09% for the three months ended September 30, 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.

At September 30, 2013, the loan portfolio balance was $362,549,473, which represented a decrease of $159,264,637, or 30.5%, compared to the December 31, 2012 balance of $521,814,110.  In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $539,998 for the three months ended September 30, 2013 compared to $499,998 for the three months ended September 30, 2012.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2013 was $1,616,548, an increase of $299,821, or 22.8%, over non-interest income of $1,316,727 for the three months ended September 30, 2012. This component represented 20.4% of the Company’s net revenues for the three months ended September 30, 2013 and 15.4% of net revenues for the three-month period ended September 30, 2012.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues decreased modestly to $231,169 for the three months ended September 30, 2013 from $243,443 for the three months ended September 30, 2012.  This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Gain on sales of loans held for sale increased to $641,966 for the three months ended September 30, 2013 compared to $509,138 for the three months ended September 30, 2012.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The volume of mortgage loan sales increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $115,840 for the three months ended September 30, 2013 compared to $112,276 for the three months ended September 30, 2012. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed $627,573 to the other income component of non-interest income for the three months ended September 30, 2013 compared to $451,870 for the three months ended September 30, 2012, an increase of $175,703 for the third quarter of 2013 as compared to the third quarter of 2012.

Non-Interest Expenses

Non-interest expenses decreased by $929,691, or 15.0%, to $5,253,483 for the three months ended September 30, 2013 from $6,183,174 for the three months ended September 30, 2012.  The current period decrease in other real estate owned expenses was the primary cause for this current period decrease in total non-interest expenses when compared with the prior period’s non-interest expenses.  The following table presents the major components of non-interest expenses for the three months ended September 30, 2013 and 2012.

Non-Interest Expenses
	Three months ended September 30,
	2013	2012

Salaries and employee benefits	$3,060,143	$3,061,065
Occupancy expenses	629,922	523,126
Data processing services	273,272	257,991
Marketing	79,656	46,969
Regulatory, professional and other fees	303,114	196,870
FDIC insurance expense	111,563	139,693
Other real estate owned expenses	176,796	1,246,221
Amortization of intangible assets	66,992	66,993
All other expenses	552,025	644,246
	$5,253,483	$6,183,174

Salaries and employee benefits, which represent the largest portion of non-interest expenses, decreased marginally to $3,060,143 for the three months ended September 30, 2013 compared to $3,061,065 for the three months ended September 30, 2012.

Occupancy expenses increased by $106,796 to $629,922 for the three months ended September 30, 2013 compared to $523,126 for the three months ended September 30, 2012.  The increase in expense was primarily attributable to higher maintenance costs incurred to maintain the Bank’s branch operations and the timing of these repairs.

The cost of data processing services increased to $273,272 for the three months ended September 30, 2013 from $257,991 for the three months ended September 30, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade software capabilities in branch offices in order to fully implement the Bank’s expanding mobile banking systems.

Regulatory, professional and other fees increased by $106,244 to $303,114 for the three months ended September 30, 2013 compared to $196,870 for the three months ended September 30, 2012.  During the three months ended September 30, 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management programs and legal fees in connection with the proposed merger of Rumson-Fair Haven Bank & Trust Company with and into the Bank.

Other real estate owned expenses decreased by $1,069,425 to $176,796 for the three months ended September 30, 2013 compared to $1,246,221 for the three months ended September 30, 2012 as the Company incurred a lower level of  property taxes, maintenance and other expenses on fewer repossessed properties during the third quarter of 2013 compared to the third quarter of 2012.  At September 30, 2013, the Bank held four properties with an aggregate value of $2,808,554 as other real estate owned compared to nine properties with an aggregate value of $10,225,740 at September 30, 2012.

FDIC insurance expense decreased to $111,563 for the three months ended September 30, 2013 compared to $139,693 for the three months ended September 30, 2012 as a result of the changes required by the Dodd-Frank Act with respect to FDIC premium assessment rules.

All other expenses decreased to $552,025 for the three months ended September 30, 2013 from $644,246 for the three months ended September 30, 2012. Current period decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income on a tax-equivalent basis and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 64.1% for the three months ended September 30, 2013 compared to 70.6% for the three months ended September 30, 2012 primarily as a result of the $1,069,425 decrease in other real estate owned expenses.

Income Taxes

Income tax expense increased by $81,813 to $604,851 for the three months ended September 30, 2013 from $523,038 for the three months ended September 30, 2012.  The increase was primarily due to a higher level of pretax income for the third quarter of 2013 as compared to the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Summary

The Company realized net income of $4,405,588 for the nine months ended September 30, 2013, an increase of 15.3% from the $3,819,759 reported for the nine months ended September 30, 2012.  The increase was due primarily to an increase in non-interest income, a lower level of the provision for loan losses and a decrease in noninterest expenses which, in total, offset a decrease in net interest income for the nine months ended September 30, 2013 compared to the same period in 2012.

Diluted net income per share was $0.72 for the nine months ended September 30, 2013 compared to diluted net income per share of $0.70 for the nine months ended September 30, 2012.  All prior year share information has been adjusted for the effect of a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013.

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

Return on average assets and return on average equity were 0.73% and 8.96%, respectively, for the nine months ended September 30, 2013 compared to 0.67% and 9.01%, respectively, for the nine months ended September 30, 2012.  Return on average assets improved for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to the higher level of net income for the 2013 period and the slight reduction in return on average equity for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the issuance of new shares in the Company’s rights offering completed in October 2012.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the nine months ended September 30, 2013 was 3.48% as compared to the 3.98% net interest margin recorded for the nine months ended September 30, 2012, a decrease of 50 basis points.  This decrease in the Company’s net interest margin for the nine months ended September 30, 2013 compared with the corresponding 2012 period was primarily due to two factors: (1) the decline in the balance of outstanding borrowings under mortgage warehouse lines and (2) the allocation of excess liquidity to much lower yielding overnight fund balances.  The decline in borrowings under mortgage warehouse lines was due to the increase in long-term interest rates during the third quarter of 2013, which led to lower levels of mortgage refinancings, and the shift from borrowings for mortgage refinancings to borrowings for new mortgages to purchase real property, which typically require more time to document and close.  The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 80.0% of the Company’s net revenues for the nine-month period ended September 30, 2013 and 84.8% of net revenues for the nine-month period ended September 30, 2012. Net interest income also depends upon the relative amount of interest-earning assets, interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items and the Company’s average yield or rate for the nine month periods ended September 30, 2013 and 2012, respectively. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$112,351,662	$221,087	0.26%	$28,950,888	$55,315	0.26%
Investment Securities:
Taxable	156,884,880	2,818,801	2.40%	171,836,158	3,430,770	2.66%
Tax-exempt	67,610,995	2,418,022	4.77%	50,443,281	1,837,521	4.86%
Total	224,495,875	5,236,823	3.11%	222,279,439	5,268,291	3.16%

Loan Portfolio:
Construction	42,149,774	1,926,931	6.11%	57,303,861	2,861,353	6.67%
Residential real estate	11,057,154	430,207	5.20%	11,920,919	463,905	5.20%
Home Equity	9,208,816	373,778	5.43%	10,529,455	445,123	5.65%
Commercial and commercial real estate	143,067,333	7,838,953	7.33%	145,668,346	8,013,835	7.35%
Mortgage warehouse lines	166,142,165	5,808,889	4.67%	198,007,591	7,060,451	4.76%
Installment	254,238	12,284	6.46%	356,875	18,221	6.82%
All Other Loans	41,800,648	928,216	2.97%	32,771,044	837,561	3.41%
Total	413,680,128	17,319,258	5.60%	456,558,091	19,700,449	5.76%

Total Interest-Earning Assets	750,527,665	22,777,168	4.05%	707,788,418	25,024,055	4.72%

Allowance for Loan Losses	(6,777,671)			(6,150,075)
Cash and Due From Bank	18,481,914			10,091,843
Other Assets	48,636,271			52,478,160
Total Assets	$810,868,179			$764,208,346

Liabilities and Shareholders’ Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$225,215,899	$579,798	0.34%	$203,155,986	$762,799	0.50%
Savings Accounts	202,754,977	676,979	0.45%	192,802,238	894,090	0.62%
Certificates of Deposit	141,258,225	1,411,530	1.34%	147,548,296	1,634,787	1.48%
Other Borrowed Funds	10,380,769	310,649	4.00%	19,101,642	340,784	2.38%
Trust Preferred Securities	18,557,000	263,982	1.90%	18,557,000	292,759	2.11%
Total Interest-Bearing Liabilities	598,166,870	3,242,938	0.72%	581,165,162	3,925,219	0.90%

Net Interest Spread			3.33%			3.82%

Demand Deposits	139,542,141			117,413,216
Other Liabilities	7,394,439			8,790,417
Total Liabilities	745,103,450			707,368,795
Shareholders’ Equity	65,764,729			56,839,551
Total Liabilities and Shareholders’ Equity	$810,868,179			$764,208,346

Net Interest Margin		$19,534,230	3.48%		$21,098,837	3.98%

The Company’s net interest income decreased by $1,752,876, or 8.5%, to $18,750,007 for the nine months ended September 30, 2013 from $20,502,883 reported for the nine months ended September 30, 2012. The decrease in net interest income was attributable to a decreased volume of loans in the loan portfolio combined with lower rates earned on interest-earning assets, which more than offset the lower rates paid on a higher volume of interest-bearing liabilities.

Average interest-earning assets increased by $42,739,247, or 6.0%, to $750,527,665 for the nine-month period ended September 30, 2013 from $707,788,418 for the nine-month period ended September 30, 2012.  The average investment securities portfolio increased by $2,216,436, or 1.0%, to $224,495,875 for the nine-month period ended September 30, 2013 compared to $222,279,439 for the nine-month  period ended September 30, 2012. The average loan portfolio decreased by $42,877,963, or 9.4%, to $413,680,128 for the nine-month period ended September 30, 2013 compared to $456,558,091 for the nine-month period ended September 30, 2012.  The overall risk profile of the loan portfolio was reduced by a change in its composition via a reduction in average construction loans (which are generally riskier than other loans) of $15,154,087, or 26.4%, to $42,149,774 for the nine-month period ended September 30, 2013 compared to $57,303,861 for the nine- month period ended September 30, 2012. In addition, the third quarter of 2013 saw an increase in long-term interest rates that accelerated the decrease in the balance of outstanding mortgage warehouse lines.  The average balance of mortgage warehouse lines decreased by $31,865,426, or 16.1%, to $166,142,165 for the nine months ended September 30, 2013 compared to an average balance of $198,007,591 for the nine months ended September 30, 2012.  Overall, the yield on interest earning assets, on a tax-equivalent basis, decreased 67 basis points to 4.05% for the nine-month period ended September 30, 2013 compared to 4.72% for the nine-month period ended September 30, 2012.

Average interest-bearing liabilities increased by $17,001,708, or 2.9%, to $598,166,870 for the nine-month period ended September 30, 2013 from $581,165,162 for the nine-month period ended September 30, 2012.  Overall, the cost of total interest-bearing liabilities decreased 18 basis points to 0.72% for the nine months ended September 30, 2013 compared to 0.90% for the nine months ended September 30, 2012.

The net interest margin, which is net interest income on a tax equivalent basis divided by average interest earning assets, was 3.48% for the nine months ended September 30, 2013 compared to 3.98% the nine months ended September 30, 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.

At September 30, 2013, the loan portfolio balance was $362,549,473, which represented a decrease of $159,264,637, or 30.5%, from the December 31, 2012 balance of $521,814,110.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company’s provision for loan losses was $776,664 for the nine months ended September 30, 2013 compared to $1,649,994 for the nine months ended September 30, 2012.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2013 was $4,672,970, an increase of $1,003,112, or 27.3%, over non-interest income of $3,669,858 for the nine months ended September 30, 2012.  This component represented 20.0% of the Company’s net revenues for the nine-month period ended September 30, 2013 and 15.2% of net revenues for the nine-month period ended September 30, 2012.

Service charges on deposit accounts represent a significant source of non-interest income. Service charges on deposit accounts decreased by $26,832, or 3.8%, to $675,839 for the nine months ended September 30, 2013 from $702,671 for the nine months ended September 30, 2012.  The lower service charges were primarily the result of a decrease in the number of deposit accounts subject to service charges during the nine months ended September 30, 2013 compared to the prior-year period.

Gain on sales of loans increased by $380,319, or 25.8%, to $1,852,821 for the nine months ended September 30, 2013 compared to $1,472,502 for the nine months ended September 30, 2012.  The Bank sells both residential mortgage loans and SBA loans in the secondary market.  The volume of mortgage loan sales increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $348,206 for the nine months ended September 30, 2013 compared to $337,374 for the nine months ended September 30, 2012. The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers.  Greater customer demand for these services contributed to the other income component of non-interest income increasing to $1,796,104 for the nine months ended September 30, 2013 compared to $1,157,311 for the nine months ended September 30, 2012.

Non-Interest Expenses

Non-interest expenses decreased by $670,914, or 3.9%, to $16,498,751 for the nine months ended September 30, 2013 from $17,169,665 for the nine months ended September 30, 2012.  The current period decrease in other real estate owned expenses was the most significant factor contributing to the decrease in total non-interest expenses when compared with the corresponding prior year period’s non-interest expenses.  The following table presents the major components of non-interest expenses for the nine months ended September 30, 2013 and 2012.

Non-Interest Expenses	Nine months ended September 30,
	2013	2012
Salaries and employee benefits	$9,458,247	$9,156,318
Occupancy expenses	1,930,227	1,860,446
Data processing services	868,960	774,110
Marketing	219,326	145,793
Regulatory, professional and other fees	770,015	611,606
FDIC insurance expense	146,249	426,960
Other real estate owned expenses	770,858	2,128,771
Amortization of intangible assets	200,975	200,975
Other expenses	2,133,894	1,864,686
	$16,498,751	$17,169,665

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $301,929, or 3.3%, to $9,458,247 for the nine months ended September 30, 2013 compared to $9,156,318 for the nine months ended September 30, 2012. The increase in salaries and employee benefits for the nine months ended September 30, 2013 was the result of regular merit increases and increased health care costs.

Occupancy expenses increased by $69,781, or 3.8%, to $1,930,227 for the nine months ended September 30, 2013 compared to $1,860,446 for the nine months ended September 30, 2012.  The increase in occupancy expenses for the current period was primarily attributable to increased maintenance costs related to the Bank’s branch properties.

The cost of data processing services increased to $868,960 for the nine months ended September 30, 2013 from $774,110 for the nine months ended September 30, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade the software capabilities in branch offices in order to fully implement the Bank’s mobile banking system.

Regulatory, professional and other fees increased by $158,409, or 25.9%, to $770,015 for the nine months ended September 30, 2013 compared to $611,606 for the nine months ended September 30, 2012.  During the first nine months of 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management programs.  In addition, the increase in regulatory, professional and other fees for the nine months ended September 30, 2013 was partially due to the Company’s incurrence of legal fees in connection with the proposed merger of Rumson-Fair Haven Bank & Trust Company with and into the Bank.

Other real estate owned expenses decreased by $1,357,913 to $770,858 for the nine months ended September 30, 2013 compared to $2,128,771 for the nine months ended September 30, 2012 as the Company incurred a lower level of property tax, maintenance and other costs on fewer repossessed properties held as other real estate owned during the first nine months of 2013 compared to the first nine months of 2012.  At September 30, 2013, the Bank held four properties with an aggregate value of $2,808,554 as other real estate owned compared to nine properties with an aggregate value of $10,225,740 at September 30, 2012.

FDIC insurance expense decreased to $146,249 for the nine months ended September 30, 2013 compared to $426,960 for the nine months ended September 30, 2012 as a result of the changes required by the Dodd-Frank Act with respect to FDIC premium assessment rules.

All other expenses increased by $269,208 to $2,133,894 for the nine months ended September 30, 2013 from $1,864,686 for the nine months ended September 30, 2012 as a result of current year increases in payroll processing fees, ATM operation expenses and insurance premiums.

An important financial services industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by the sum of net interest income on a tax-equivalent basis and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 68.2% for the nine months ended September 30, 2013 compared to 69.3% for the nine months ended September 30, 2012 primarily as a result of the $1,357,913 decrease in other real estate owned expenses.

Income Taxes

The Company had income tax expense of $1,741,974 for the nine months ended September 30, 2013 compared to income tax expense of $1,533,323 for the nine months ended September 30, 2012.  The increase in the income tax expense for the 2013 period was primarily due to the higher level of taxable interest income for the first nine months of 2013 compared to the first nine months of 2012.

Financial Condition

September 30, 2013 Compared with December 31, 2012

Total consolidated assets at September 30, 2013 were $790,168,852, representing a decrease of $50,799,530, or 6.0%, from total consolidated assets of $840,968,382 at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2013 totaled $123,815,138 compared to $14,044,921 at December 31, 2012. Cash and cash equivalents at September 30, 2013 consisted of cash and due from banks of $123,803,713 and Federal funds sold/short term investments of $11,425. The corresponding balances at December 31, 2012 were $14,033,501 and $11,420, respectively.  The increase in long-term market interest rates that occurred during the third quarter of 2013 reduced the demand for mortgage refinancings, which led to a decrease in borrowings under mortgage warehouse lines extended to licensed mortgage banking companies by the Bank.  To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at September 30, 2013 amounted to $14,535,681 compared to $35,960,262 at December 31, 2012. As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $114,126,927 for the nine months ended September 30, 2013 compared to $128,302,763 for the nine months ended September 30, 2012.  The current period decrease was primarily due to the increase in long-term interest rates during the nine months ended September 30, 2013.

Investment Securities

Investment securities represented 31.9% of total assets at September 30, 2013 and 26.9% at December 31, 2012. Total investment securities increased $26,261,268, or 11.6%, to $252,130,133 at September 30, 2013 from $225,868,865 at December 31, 2012.  Purchases of investments totaled $79,508,130 during the nine months ended September 30, 2013, and proceeds from calls and repayments totaled $47,912,035 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2013, securities available for sale totaled $101,557,211, which is a decrease of $8,283,754, or 7.5%, from securities available for sale totaling $109,840,965 at December 31, 2012.

At September 30, 2013, the securities available for sale portfolio had net unrealized losses of $(2,659,220), compared to net unrealized gains of $1,806,967 at December 31, 2012.  These unrealized (losses)/gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2013, securities held to maturity were $150,572,922, an increase of $34,545,022, or 29.8%, from $116,027,900 at December 31, 2012.  The fair value of the held to maturity portfolio at September 30, 2013 was $152,186,281.

Proceeds from maturities and prepayments of securities during the first nine months of 2013 were used primarily to reduce the Company’s borrowings.

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

The following table sets forth the classification of loans by major category at September 30, 2013 and December 31, 2012.

Loan Portfolio Composition	September 30, 2013		December 31, 2012
Component	Amount	% of total	Amount	% of total
Construction loans	$43,233,737	12%	$55,691,393	11%
Residential real estate loans	11,656,190	3%	10,897,307	2%
Commercial business	65,724,407	18%	57,865,436	11%
Commercial real estate	96,490,718	27%	102,412,694	20%
Mortgage warehouse lines	134,534,202	37%	284,127,530	54%
Loans to individuals	9,847,383	3%	9,643,385	2%
Deferred loan fees and costs	905,896	-%	987,086	-%
All other loans	170,940	-%	189,279	-%
	$362,563,473	100%	$521,814,110	100%

The loan portfolio decreased by $159,264,637, or 30.5%, to $362,563,473 at September 30, 2013 compared to $521,814,110 at December 31, 2012.  This decrease in the loan portfolio was primarily the result of two factors: (1) the increase in long-term interest rates during the third quarter of 2013, which led to lower levels of mortgage refinancings, and (2) the shift from borrowings for mortgage refinancings to borrowings for new mortgages to purchase real property, which typically require more time to document and close.

The Mortgage warehouse lines component of the loan portfolio decreased by $149,593,328, or 52.7%, to $134,534,702 compared to $284,127,530 at December 31, 2012.

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

The Bank’s Construction loans portfolio decreased by $12,457,656 during the first nine months of 2013.  The Bank received $13,737,207 in prepayments for the Construction loan portfolio during the first nine months of 2013.  In the current highly competitive marketplace for commercial and construction loans, developing new lending relationships and limiting the amount of loan prepayments will be essential for maintaining this portion of the Bank’s loan portfolio.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the Company’s market region’s economic environment and real estate market.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis, and (2) loans which are contractually past due 90 days or more as to interest and principal payments but that have not been classified as non-accrual.  Included in non-accrual loans are loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and which have not performed in accordance with restructured terms.

The Bank’s policy with regard to non-accrual loans is to generally place loans on a non-accrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 120 days past due.  Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

Non-performing loans increased by $1,784,638 to $7,748,140 at September 30, 2013 from $5,963,502 at December 31, 2012.  The major segment of non-accrual loans consist of commercial real estate loans, which are in the process of collection.  The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, while non-performing loans to total loans increased to 2.14% at September 30, 2013 from 1.14% at December 31, 2012, loan quality is still considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2013	2012
Non-Performing loans:
Loans 90 days or more past due and still accruing	$94,898	$84,948
Non-accrual loans	7,653,242	5,878,554
Total non-performing loans	7,748,140	5,963,502
Other real estate owned	2,808,554	8,332,601
Total non-performing assets	$10,556,694	$14,296,103

Non-performing loans to total loans	2.14%	1.14%
Non-performing loans to total loans excluding mortgage warehouse lines	3.40%	2.51%
Non-performing assets to total assets	1.34%	1.70%
Non-performing assets to total assets excluding mortgage warehouse lines	1.61%	2.57%

Non-performing assets decreased by $3,739,409 to $10,556,694 at September 30, 2013 from $14,296,103 at December 31, 2012.  Other real estate owned decreased by $6,124,047 to $2,208,554 at September 30, 2013 from $8,332,601 at December 31, 2012.  Since December 31, 2012, the Bank sold and transferred properties totaling approximately $7,183,854 out of other real estate owned. In addition, during the nine months ended September 30, 2013, the Bank recorded a provision for loss on other real estate owned of $662,918.

At September 30, 2013, the Bank had eight loans totaling $4,248,442 that were classified as troubled debt restructurings.  Two of these loans totaling $374,173 are included in the above table as non-accrual loans.  The remaining six loans totaling $3,874,269 are considered performing loans.

Non-performing assets represented 1.34% of total assets at September 30, 2013 and 1.70% at December 31, 2012.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, is a loss which is charged against the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

All or part of the principal balance of commercial and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all or part of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.   Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole or in part are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged against the allowance for loan losses.

The specific reserve for impaired loans is established for specific loans which have been identified by management as being high-risk loan assets. These impaired loans are assigned a doubtful risk rating grade because the loan has not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole or part is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual doubtful loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of outstanding loans that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other factors which may cause future losses to deviate from historical levels.

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates, by definition, lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

Loans are placed in a non-accrual status when the ultimate collectability of principal or interest in whole or part is in doubt.  Past-due loans contractually past-due 90 days or more for either principal or interest are also placed in non-accrual status unless they are both well secured and in the process of collection.  Impaired loans are evaluated individually.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Balance, beginning of period	$7,151,212	$5,534,450	$5,534,451

Provision charged to operating expenses	776,664	2,149,992	1,649,994

Loans charged off :
Construction loans	(561,993)	(57,650)	(57,650)
Residential real estate loans	-	(130,694)	(208,552)
Commercial and commercial real estate	(486,034)	(275,888)	(235,402)
Loans to individuals	(90,865)	(83,859)	-
Lease financing	-	-	-
All other loans	-	-	-
	(1,138,892)	(548,091)	(501,604)
Recoveries
Construction loans	417	3,403	3,403
Residential real estate loans	-	-	-
Commercial and commercial real estate	17,947	11,458	6,799
Loans to individuals	12,832	-	-
Lease financing	-	-	-
All other loans	-	-	-
	31,196	14,861	10,202

Net (charge offs) / recoveries	(1,107,696)	(533,230)	(491,402)

Balance, end of period	$6,820,180	$7,151,212	$6,693,043

Loans :
At period end	$362,549,473	$521,814,110	$497,247,199
Average during the period	386,475,158	444,064,283	438,292,781
Net (charge offs)/recoveries to average loans outstanding (annualized)	(0.29)%	(0.12)%	(0.11)%

Allowance for loan losses to :
Total loans at period end	1.88%	1.37%	1.35%
Total loans at period end excluding mortgage warehouse lines	2.99%	3.01%	2.72%
Non-performing loans	88.02%	119.92%	139.47%

The Company recorded a provision for loan losses of $776,664 for the nine months ended September 30, 2013 compared to $1,649,994 for the nine months ended September 30, 2012.  In addition to the results of management’s comprehensive review of the adequacy of the allowance, the decision for the reduced level of the current provision was further supported by the risk profile of the loan portfolio being reduced by a $159,264,637, or 30.5%, decrease in the total loan portfolio at September 30, 2013 compared to the December 31, 2012 balance.  Net charge offs/recoveries amounted to a net charge-off of $1,107,696 for the nine months ended September 30, 2013.

At September 30, 2013, the allowance for loan losses was $6,820,180 compared to $7,151,212 at December 31, 2012, a decrease of $331,032.  The ratio of the allowance for loan losses to total loans was 1.88% and 1.37%, respectively, at September 30, 2013 and December 31, 2012.  The allowance for loan losses as a percentage of non-performing loans was 88.02% at September 30, 2013 compared to 119.92% at December 31, 2012. Management believes that the quality of the loan portfolio remains sound considering the economic climate and economy in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Demand
Non-interest bearing	$147,179,144	$152,334,759
Interest bearing	207,300,503	211,475,765
Savings	191,785,124	202,261,035
Time	140,679,183	141,617,916
	$686,943,954,	$707,689,475

At September 30, 2013, total deposits were $686,943,954, a decrease of $20,745,521, or 2.9%, from $707,689,475 at December 31, 2012.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10,000,000 at September 30, 2013, consisting solely of FHLB long-term borrowings. The balance of borrowings at December 31, 2012 consisted of long-term FHLB borrowings of $10,000,000 and overnight funds purchased of $32,400,000.

The Bank has a fixed-rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2,098,588 to $67,152,120 at September 30, 2013 from $65,053,532 at December 31, 2012.  Tangible book value per common share increased by $0.37, or 3.7%, to $10.39 at September 30, 2013 from $10.02 at December 31, 2012.  The current period increase in tangible book value per common share was the result of net income of $4,405,588 for the nine months ended September 30, 2013.  The ratio of shareholders’ equity to total assets was 8.50% and 7.74%, respectively, at September 30, 2013 and December 31, 2012.  The increase in shareholders’ equity was primarily the result of net income of $4,405,588 for the nine months ended September 30, 2013, which was partially offset by the other comprehensive loss of $2,869,839 for the nine-month period.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) has declared a stock dividend every year since 1992 and has paid such dividends every year since 1993.  Five percent stock dividends were declared in 2012 and 2011 and paid in 2013 and 2012, respectively.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s Board of Directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended September 30, 2013 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2013 and December 31, 2012 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Company
Total Capital to Risk Weighted Assets	$87,981,099	19.30%	$36,455,840	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	82,261,099	18.05%	18,227,920	>4%	N/A	N/A
Tier 1 Capital to Average Assets	82,261,099	10.36%	31,769,544	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$85,640,189	18.79%	$36,455,840	>8%	$45,569,800	>10%
Tier 1 Capital to Risk Weighted Assets	79,930,189	17.54%	18,227,920	>4%	27,341,880	>6%
Tier 1 Capital to Average Assets	79,930,189	10.06%	31,769,440	>4%	39,711,800	>5%

As of December 31, 2012
Company
Total Capital to Risk Weighted Assets	$81,213,909	12.98%	$50,044,960	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	74,062,697	11.84%	25,022,480	>4%	N/A	N/A
Tier 1 Capital to Average Assets	74,062,697	9.29%	31,881,576	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,621,740	12.57%	$50,044,960	>8%	$62,556,200	>10%
Tier 1 Capital to Risk Weighted Assets	71,470,528	11.43%	25,022,480	>4%	37,533,720	>6%
Tier 1 Capital to Average Assets	71,470,528	9.05%	31,604,458	>4%	39,505,573	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2013, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well-capitalized institution.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets).  Banking organizations will also be required to have a total capital  ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules).  The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules become effective for the Company and the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.  Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

Liquidity

At September 30, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $395,084,426, of its total assets at September 30, 2013.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2013, the balance of cash and cash equivalents was $123,815,138.

Net cash provided by operating activities totaled $31,153,912 for the nine months ended September 30, 2013 compared to net cash provided by operations of $5,307,557 for the nine months ended September 30, 2012.  The primary source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $131,274,935 for the nine months ended September 30, 2013 compared to net cash used in investing activities of $6,864,102 for the nine months ended September 30, 2012.  The increase for the 2013 period resulted from a reduction of $155,845,716 in the loan portfolio primarily through repayments.

Net cash used in financing activities totaled $52,658,630 for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $361,464 for the nine months ended September 30, 2012.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2013, prepayments and maturities of investment securities totaled $47,912,035.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases, if any, made by or on behalf of the Company during the three months ended September 30, 2013.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2013	July 31, 2013	-	-	-	187,559

August 1, 2013	August 31, 2013	-	-	-	187,559

September 1, 2013	September 30, 2013	-	-	-	187,559
	Total	-	-	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.

Item 6.	Exhibits.

Exhibit No.		Description

2.1
Agreement and Plan of Merger, dated August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013)

2.2	*	First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company

3(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3(i)(B)
Certificate of Amendment to the Certificate of Incorporation increasing the number of shares designated as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

3(i)(C)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

3(ii)(A)		By-laws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

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

4.5		Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.6		Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, principal executive officer of the Company, and Joseph M. Reardon, principal financial officer of the Company

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date: November 12, 2013	By:	/s/ Robert F. Mangano
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Joseph M. Reardon
Joseph M. Reardon
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1
Agreement and Plan of Merger, dated August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013)

2.2	*	First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company

3(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K filed with the SEC on March 27, 2009)

3(i)(B)
Certificate of Amendment to the Certificate of Incorporation increasing the number of shares designated as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

3(i)(C)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on December 23, 2008)

3(ii)(A)		By-laws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on October 22, 2007)

4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

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

4.5		Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.6		Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Joseph M. Reardon, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, principal executive officer of the Company, and Joseph M. Reardon, principal financial officer of the Company

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*   Filed herewith.