Form 10-K
period 2013-12-31
1ST CONSTITUTION BANCORP
filed 2014-03-31
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(609) 655-4500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class None	Name of each exchange on which registered None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $44,385,349.

As of February 28, 2014, 7,036,087 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness or other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.  Business.

1st Constitution Bancorp

 1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2013, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 North, Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties, New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eighteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee, Princeton, Rumson, Fair Haven, Shrewsbury, Oceanport and Asbury Park, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of February 28, 2014, the Bank had 171 employees, of which 155 were full-time employees.

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer, Somerset and Monmouth Counties and the Fort Lee area of Bergen County and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•	personal service;

•	expansion of its branch network;

•	innovative product offerings; and

•	technological advances and e-commerce.

Expansion of the Bank

On February 7, 2014, the Company and the Bank closed on the merger of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“RFHB”), with and into the Bank, with the Bank continuing as the surviving entity (the “2014 Merger”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated August 14, 2013 and as amended on September 19, 2013 (the “Merger Agreement”), by and between the Company, the Bank and RFHB. As of December 31, 2013, RFHB had approximately $230 million in assets, approximately $149 million in loans and approximately $200 million in deposits.  The financial information regarding RFHB is unaudited and is subject to adjustment.  RFHB operated five offices in Monmouth County, New Jersey which became branches of the Bank as a result of the 2014 Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the 2014 Merger, each share of RFHB common stock issued and outstanding immediately prior to such effective time was converted into and became the right to receive, at the election of the holder, either 0.7772 shares of common stock of the Company, $7.50 in cash or a combination of cash and shares of common stock of the Company, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of common stock of the Company. Cash was paid in lieu of fractional shares. In the aggregate, the Company paid approximately $14,770,000 in cash and issued 1,019,242 shares of common stock of the Company as 2014 Merger consideration to RFHB shareholders.  Included in the cash and stock consideration amounts were a total of $98,919 that was used to cash out outstanding options to acquire shares of RFHB common stock and 5,829 shares of common stock of the Company that were issued in exchange for restricted stock awards for RFHB common stock. Cash used as consideration in the 2014 Merger was provided by the Bank from existing cash assets.

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

Innovative Product Offerings

 The Bank’s Mortgage Warehouse Unit provides a revolving line of credit that is available to licensed mortgage banking companies (the “Warehouse Line of Credit”) and that has been successful since inception in 2008.  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $116,951,357 at December 31, 2013.

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

Competition

 The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, regulated small loan companies and local credit unions, regional and national issuers of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, the Bank’s most direct competitors are large commercial banks including Bank of America, PNC Bank, Wells Fargo and Santander Bank, as well as savings banks and savings and loan associations, including Provident Savings Bank and Hudson City Savings Bank.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has a broad impact on the financial services industry, including significant regulatory and compliance requirements, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a framework for systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2013, 2012 and 2011.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account owner, retroactive to January 1, 2008, and non-interest bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTAs”) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs have unlimited deposit insurance through December 31, 2012. Effective January 1, 2013, non-interest bearing transaction accounts were no longer insured separately from account owners’ other accounts at the same federally insured financial institution. Instead, non-interest bearing transaction accounts are now added to any of an account owner’s other accounts in the applicable ownership category, and the aggregate balance is insured up to $250,000. Effective January 1, 2013, IOLTAs became subject to the $250,000 maximum amount of deposit insurance. If an IOLTA qualifies for pass-through coverage as a fiduciary account, then each separate client for whom a law firm holds funds in such IOLTA may be insured up to $250,000 for his or her funds. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act requires publicly traded companies to give their stockholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Such listing standards have yet to be implemented.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies, which exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital.

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

As of December 31, 2013, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2013, the Company maintained a Tier 1 capital ratio of 18.04% and total qualifying capital ratio of 19.29%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.  Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile.  In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.  At December 31, 2013, the Company’s leverage ratio was 10.82%.

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

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital  ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules become effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

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

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 255,540 shares of common stock of the Company at a price of $7.044 per share.

Certain terms and conditions of the warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  However, the two warrants still provide for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock.  The two warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the warrant originally issued to the Treasury.

The two warrants qualify and are accounted for as permanent equity on the Company’s balance sheet.

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

As a New Jersey-chartered commercial bank, the Bank is subject to supervision and examination by the New Jersey Department of Banking and Insurance.  The Bank is also subject to regulation and examination by the FDIC, which is its principal federal bank regulator.

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

Insurance of Deposits

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. This limit is $250,000 per account owner.  The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2013 compared to 2012. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Lending Limits

In January 2013, the New Jersey Department of Banking and Insurance issued an order requiring a New Jersey chartered bank’s calculation of lending limits to any person or entity to include credit exposure to such person or entity arising from a derivative transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.  Previously, such credit exposure was not included in a New Jersey chartered bank’s calculation of lending limits.  New Jersey chartered banks had until July 1, 2013 to comply with the operative provisions of the order, which include compliance with all of the rules set forth in the Office of the Comptroller of the Currency’s Interim Final Rule on Lending Limits (codified at 12 C.F.R pts. 32, 159 and 160).  This change in the calculation of lending limits did not have a significant impact on the Bank’s operations.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments held as of December 31, 2013 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.

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

The global and U.S. economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate, the purchase of mortgage- backed securities and the purchase of Treasury securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonging of the economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on our financial performance.

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

The Company’s loan portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans and results of operations. A continued decline in the New Jersey real estate markets could adversely affect the Company’s loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company’s loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

During the last five years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which have contributed to increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability.

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

If we do not successfully integrate RFHB and any other banks that we may acquire in the future, the combined bank may be adversely affected.

As a result of the recent consummation of the merger of RFHB with and into the Bank, we will need to integrate RFHB into our existing business and systems. If we make additional acquisitions in the future, we will need to integrate those acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined bank after the merger with RFHB or after any future acquisition. The integration of RFHB or any other acquired entity will also divert the attention of our management. We cannot assure you that we will be successful in integrating RFHB into our own business or integrating any future acquisitions into our own business.

The expected benefits of the 2014 Merger may not be realized if the combined bank does not achieve certain cost savings and other benefits.

Our belief that cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain. The combined bank’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined bank.

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

On July 2, 2013, the Federal Reserve approved a final rule (the “Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, and initially require a buffer amount greater than 0.625% during 2016 in order to avoid these limitations. Following 2016, the required amount of the capital conservation buffer will continue to increase each year until January 1, 2019 when the buffer amount must be greater than 2.5% in order to avoid the above limitations.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

The application of these more stringent capital requirements could increase the Company’s cost of capital, among other things. Any permanent significant increase in the Company’s cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Implementation of changes to asset risk weightings for risk based capital calculations or items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could also result in management modifying the Company’s business strategy and limiting the Company’s ability to repurchase our common stock. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in us having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include higher dilution of common shareholders if we had to issue additional shares and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Any additional changes in the regulation and oversight of the Company, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2012 through the end of fiscal year 2013, our stock price fluctuated between a high of $11.90 per share and a low of $5.74 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The new rates and assessment base have reduced our current FDIC insurance assessment for 2012 compared to 2011. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Insured depository institution failures, as well as deterioration in banking and economic conditions, could significantly increase the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. Effective January 1, 2011, the FDIC increased the designated reserve ratio from 1.25 to 2.00. In addition, the Dodd-Frank Act permanently increased the deposit insurance limit on FDIC deposit insurance coverage to $250,000 per insured depositor, retroactive to January 1, 2008, which may result in even larger losses to the Deposit Insurance Fund.

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

We may issue additional shares of common stock as a result of the 2014 Merger or otherwise, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 30,000,000 shares of common stock, of which 7,036,087 shares were outstanding on February 28, 2014. Since 60% of the 2014 Merger consideration was paid in cash, we may decide to issue additional shares of common stock to replenish our cash position. In addition, we may decide to issue additional shares of common stock for any other corporate purposes. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Company’s operations, net income or reputation.

The Company regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others.  This information is necessary for the conduct of the Company’s business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of the Company’s products and services.  In addition to confidential information regarding its customers, employees and others, the Company compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies.  In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Company.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  A failure in or breach of the Company’s operational or information security systems, or those of the Company’s third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.  As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Company’s systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company.

If this confidential or proprietary information were to be mishandled, misused or lost, the Company could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.  Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who are not permitted to have the information, either by fault of the systems or employees of the Company, or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on the Company’s behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.

Although the Company employs a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed.  Additionally, as information security risks and cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

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

A significant portion of our primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business.  Additionally, surrounding areas, including New Jersey, may be central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.  On October 29, 2012, Hurricane Sandy caused destruction along the East Coast, including in New Jersey, and resulted in, among other things, severe property damage and the closure of many businesses and financial markets.  The financial impact to the Company was minimal as our mortgage loan customers in the areas affected by Hurricane Sandy did not sustain severe damage to their real properties and we experienced no loan delinquencies specifically related to Hurricane Sandy. In 2014, our market area was the subject of severe cold weather and several snow storms which disrupted commercial activities and the Bank’s operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 19 branch offices in New Jersey, which includes the Bank’s main office in Cranbury, New Jersey.  In addition, we have a Mortgage Warehousing Funding Office which we lease in Somerset, New Jersey and an Operations Center which we lease in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of February 28, 2014:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2017
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	---
Cranbury, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2014
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2016
2000 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2019
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	---
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2019
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2019
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2024
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
150 Lawrenceville-Pennington Road,	Owned	2009	---
Lawrenceville, New Jersey

South River Operations Center	Leased	2010	2015
1246 South River Road, Bldg. 2
Cranbury, New Jersey

Rocky Hill Office
995 Route 518	Owned	2011	---
Skillman, New Jersey

Hopewell Office
86 East Broad Street	Owned	2011	---
Hopewell, New Jersey

Hillsborough Office
32 New Amwell Road	Owned	2011	---
Hillsborough, New Jersey

Rumson Office
20 Bingham Avenue	Leased	2014	2016
Rumson, New Jersey

Fair Haven Office
636 River Road	Leased	2014	2016
Fair Haven, New Jersey

Asbury Park Office
511 Cookman Avenue	Owned	2014	---
Asbury Park, New Jersey

Shrewsbury Office
500 Broad Street	Leased	2014	2029
Shrewsbury, New Jersey

Oceanport Office
251 East Main Street	Leased	2014	2014
Oceanport, New Jersey

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

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2013 and 2012, as reported on the Nasdaq Global Market.

	2013 (1)		2012 (1)
	High	Low	High	Low
First Quarter	$9.10	$7.00	$8.16	$5.74
Second Quarter	$9.67	$8.50	$8.58	$7.03
Third Quarter	$11.33	$9.28	$8.62	$7.45
Fourth Quarter	$11.90	$9.70	$8.48	$7.80

(1)
Prices have been retroactively adjusted for (i) the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013 and (ii) the 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012.

As of February 28, 2014, there were approximately 259 record holders of the Company’s common stock.

The Company paid 5% stock dividends on each of January 31, 2013, and February 2, 2012.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2013, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2013	October 31, 2013	-	$-	-	187,559
November 1, 2013	November 30, 2013	-	-	-	187,559
December 1, 2013	December 31, 2013	-	-	-	187,559
	Total	-	$-	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries as of December 31, 2013, which were 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, L.L.C., 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company as of December 31, 2013, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2013 contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the Central New Jersey area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Deferred Income Taxes. The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

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

Merger of Rumson-Fair Haven Bank and Trust Company with and into the Bank in 2014

On February 7, 2014, Rumson-Fair Haven Bank and Trust Company (“RFHB”) was acquired by the Company through a merger of RFHB with and into the Bank. The operating results of RFHB are not included in the following discussion of the Company’s results of operations or in any financial or statistical data as the closing of this merger occurred after December 31, 2013. The Company did incur expenses in connection with this merger which were recorded in the year ended December 31, 2013.

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

Results of Operations

The Company reported net income for the year ended December 31, 2013 of $5,780,088, an increase of 14.2% from the $5,060,504 reported for the year ended December 31, 2012.  The increase was due primarily to an increase in noninterest income, a lower level in the provision for loan losses and a decrease in noninterest expenses which, in total, more than offset a decrease in net interest income and an increase in income taxes for the year ended December 31, 2013 compared to the same period in 2012.

Diluted net income per common share was $0.95 for the year ended December 31, 2013 compared to diluted net income per share of $0.90 for the year ended December 31, 2012.  Basic net income per common share for the year ended December 31, 2013 was $0.97 as compared to $0.92 reported for the year ended December 31, 2012. All per share information has been restated for the effect of (i) a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013 and (ii) a 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012. In addition, during the third quarter of 2012, the Company launched a shareholders’ common stock rights offering, which expired on October 5, 2012. The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights’ offering was fully subscribed. Accordingly, the Company issued a total of 555,555 shares of common stock to the holders of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege. The 555,555 shares issued in the shareholders’ common stock rights offering are included in the calculation of diluted and basic net income per common share for the years ended December 31, 2013 and 2012.

 Return on average assets (“ROA”) and return on average equity (“ROE”) were 0.72% and 8.73%, respectively, for the year ended December 31, 2013, compared to 0.65% and 8.63%, respectively, for the year ended December 31, 2012 and 0.54% and 7.60%, respectively, for the year ended December 31, 2011.  ROA and ROE improved for the year ended December 31, 2013 as compared to the years ended December 31, 2012 and December 31, 2011 due to the higher level of net income for the year ended December 31, 2013.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the year ended December 31, 2013 was 3.44% as compared to the 3.98% net interest margin recorded for the year ended December 31, 2012, a decrease of 54 basis points. This decrease in the Company’s net interest margin for the year ended December 31, 2013 compared with the corresponding 2012 period was primarily due to two factors: (1) the decline in the balance of outstanding borrowings under mortgage warehouse lines and (2) the allocation of excess liquidity to much lower yielding overnight fund balances. The decline in borrowings under mortgage warehouse lines was due to the increase in long-term interest rates during the third and fourth quarters of 2013, which led to lower levels of mortgage refinancings, and the shift from borrowings for mortgage refinancings to borrowings for new mortgages to purchase real property, which typically require more time to document and close. The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during this challenging interest rate environment.

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 80.9% of the Company’s net revenues for the year ended December 31, 2013 and 84.0% of net revenues for the year ended December 31, 2012.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2013, 2012 and 2011, respectively.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2013			2012			2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Assets:
Federal Funds Sold/Short-Term Investments	$120,124,995	$300,061	0.25%	$31,405,164	$81,697	0.26%	$49,462,259	$126,729	0.26%
Investment Securities:
Taxable	162,246,451	3,915,261	2.41%	170,089,425	4,434,108	2.61%	200,218,556	5,422,190	2.71%
Tax-exempt (4)	69,157,995	3,269,772	4.73%	51,118,158	2,482,451	4.86%	45,377,934	2,208,221	4.87%

Total	231,404,446	7,185,033	3.10%	221,207,583	6,916,559	3.13%	245,596,490	7,630,411	3.11%

Loan Portfolio (1):
Construction	43,391,226	2,757,353	6.35%	56,802,621	3,673,709	6.47%	60,260,579	3,865,334	6.41%
Residential Real Estate	11,492,404	589,014	5.13%	11,673,215	603,748	5.17%	11,323,077	705,087	6.23%
Home Equity	9,292,851	494,696	5.32%	10,226,081	574,910	5.62%	12,194,011	698,822	5.73%
Commercial and Commercial Real Estate	145,470,344	10,392,340	7.14%	145,308,719	10,873,003	7.48%	134,446,807	10,153,005	7.55%
Mortgage Warehouse Lines	151,335,795	7,095,925	4.69%	204,852,547	9,734,919	4.75%	131,955,449	6,459,208	4.89%
Installment	265,464	16,900	6.37%	341,400	23,419	6.86%	452,504	31,342	6.93%
All Other Loans	38,214,317	1,221,142	3.20%	34,382,628	1,159,794	3.37%	24,052,479	903,288	3.76%
Total	399,462,401	22,567,370	5.65%	463,587,211	26,643,502	5.75%	374,684,906	22,816,086	6.09%

Total Interest-Earning Assets	750,991,842	30,052,464	4.00%	716,199,958	33,641,758	4.70%	669,743,655	30,573,226	4.56%

Allowance for Loan Losses	(6,857,616)			(6,370,415)			(5,959,591)
Cash and Due From Banks	9,998,816			12,570,141			13,136,295
Other Assets	47,401,097			52,092,249			44,527,891
Total Assets	$801,534,139			$774,491,933			$721,448,250

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$222,581,196	$757,905	0.34%	$203,419,423	$988,999	0.49%	$172,790,166	$1,703,342	0.99%
Savings Accounts	198,168,724	893,509	0.45%	192,958,737	1,163,967	0.60%	179,903,197	1,387,585	0.77%
Certificates of Deposit under $100,000	68,741,109	860,217	1.25%	70,100,750	1,077,425	1.54%	73,470,718	1,260,946	1.72%
Certificates of Deposit of $100,000 and Over	71,616,214	976,287	1.36%	76,526,600	1,084,312	1.42%	79,898,632	1,308,249	1.64%
Other Borrowed Funds	10,284,794	414,904	4.03%	17,804,645	450,462	2.53%	18,400,493	444,185	2.41%
Trust Preferred Securities	18,557,000	352,067	1.90%	18,557,000	385,977	2.08%	18,557,000	683,057	3.68%

Total Interest-Bearing Liabilities	589,949,037	4,254,889	0.72%	579,367,155	5,151,142	0.89%	543,020,206	6,787,364	1.25%

Net Interest Spread (2)			3.28%			3.81%			3.31%

Demand Deposits	137,872,991			127,558,073			117,876,295
Other Liabilities	7,500,084			8,912,516			8,800,907
Total Liabilities	735,322,112			715,837,744			669,697,408
Shareholders' Equity	66,212,027			58,654,189			51,750,842
Total Liabilities and Shareholders' Equity	$801,534,139			$774,491,933			$721,448,250

Net Interest Margin (3)		$25,797,575	3.44%		$28,490,616	3.98%		$23,785,862	3.55%

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

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax- equivalent basis.

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

The Company’s net interest income decreased on a tax-equivalent basis by $2,693,041, or 9.5%, to $25,797,575 for the year ended December 31, 2013 from the $28,490,616 reported for the year ended December 31, 2012.  As indicated in the Rate/Volume Table, the principal factor contributing to the decrease in net interest income for the year ended December 31, 2013 was a decreased volume of loans in the loan portfolio combined with lower rates earned on interest-earning assets.

The Company’s net interest income increased on a tax-equivalent basis by $4,704,754, or 19.8%, to $28,490,616 for the year ended December 31, 2012 from the $23,785,862 reported for the year ended December 31, 2011.  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2012 was an increase in interest income of $3,068,532, resulting from increased volume on the interest-earning loan portfolio.

Rate/Volume Table	Amount of Increase (Decrease)
	2013 versus 2012			2012 versus 2011
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	($857,955)	($58,401)	$(916,356)	$(224,718)	$33,093	$(191,625)
Residential Real Estate	(9,531)	(5,203)	(14,734)	20,250	(121,589)	(101,339)
Home Equity	(50,992)	(29,222)	(80,214)	(111,632)	(12,280)	(123,912)
Commercial and Commercial Real Estate	12,738	(493,401)	(480,663)	817,096	(97,093)	720,003
Mortgage Warehouse Lines	(2,529,065)	(109,930)	(2,638,994)	3,512,559	(236,848)	3,275,711
Installment	(5,028)	(1,491)	(6,519)	(7,653)	(270)	(7,923)
All Other Loans	124,464	(63,115)	61,348	369,363	(112,857)	256,506
Total Loans	(3,315,369)	(760,763)	(4,076,132)	4,375,263	(547,842)	3,827,421
Investment Securities :
Taxable	(191,686)	(327,161)	(518,847)	(802,182)	(185,901)	(988,083)
Tax-exempt	865,256	(77,935)	787,321	279,157	(4,931)	274,226
Total Investment Securities	673,570	(405,096)	268,474	(523,026)	(190,831)	(713,857)
Federal Funds Sold / Short-Term Investments	226,089	(7,725)	218,364	(45,032)	0	(45,032)
Total Interest Income	(2,415,710)	(1,173,584)	(3,589,294)	3,807,205	(738,673)	3,068,532

Interest Expense :
Money Market and NOW Accounts	83,964	(315,058)	($231,094)	$149,846	($864,189)	($714,343)
Savings Accounts	25,120	(295,578)	(270,458)	91,373	(314,991)	(223,618)
Certificates of Deposit under $100,000	(17,428)	(199,780)	(217,208)	(55,598)	(127,923)	(183,521)
Certificates of Deposit of $100,000 and Over	(65,918)	(42,107)	(108,025)	(51,731)	(172,206)	(223,937)
Other Borrowed Funds	(246,439)	210,881	(35,558)	(15,082)	21,359	6,277
Trust Preferred Securities	0	(33,910)	(33,910)	0	(297,080)	(297,080)
Total Interest Expense	(220,701)	(675,552)	(896,253)	118,808	(1,755,030)	(1,636,222)

Net Interest Income	($2,195,009)	($498,032)	($2,693,041)	$3,688,397	$1,016,357	$4,704,754

Average interest-earning assets increased by $34,791,884, or 4.9%, to $750,991,842 for the year ended December 31, 2013 from $716,199,958 for the year ended December 31, 2012.  The average investment securities portfolio increased by $10,196,863, or 4.6%, to $231,404,446 for the year ended December 31, 2013 compared to $221,207,583 for the year ended December 31, 2012.  The average loan portfolio decreased by $64,124,810, or 13.9%, to $399,462,401 for the year ended December 31, 2013 compared to $463,587,211 for the year ended December 31, 2012  The overall risk profile of the loan portfolio was reduced by a change in its composition via a decrease in average construction loans (which are generally riskier than other loans) of $13,411,395, or 23.7%, to $43,391,226 for the year ended December 31, 2013 from $56,802,621 for the year ended December 31, 2012. In addition, the second half of 2013 saw an increase in long-term interest rates that accelerated the decrease in the balance of outstanding mortgage warehouse lines. The average balance of mortgage warehouse lines decreased by $53,516,752, or 26.1%, to $151,335,795 for the year ended December 31, 2013 compared to an average balance of $204,852,547 for the year ended December 31, 2012. Overall, the yield on interest-earning assets, on a tax-equivalent basis, decreased 70 basis points to 4.00% for the year ended December 31, 2013 compared to 4.70% for the year ended December 31, 2012.

Average interest earning assets increased by $46,456,303, or 6.9%, to $716,199,958 for the year ended December 31, 2012 from $669,743,655 for the year ended December 31, 2011  The average total loan portfolio increased by $88,902,305, or 23.7%, to $463,587,211 for the year ended December 31, 2012 from $374,684,906 for the year ended December 31, 2011.  Due to a decrease in the level of market interest rates during 2012, loan yields averaged 5.75% for the year ended December 31, 2012, 34 basis points lower than for the year ended December 31, 2011.  The average investment securities portfolio decreased $24,388,907, or 9.9%, while the yield on that portfolio decreased 2 basis points for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Overall, the yield on interest earning assets increased 14 basis points to 4.70% for the year ended December 31, 2012 from 4.56% for the year ended December 31, 2011.

Interest expense decreased by $896,253, or 17.4%, to $4,254,889 for the year ended December 31, 2013 from $5,151,142 for the year ended December 31, 2012.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts, increased on average by $19,161,773 in 2013, or 9.4%, as compared to 2012, contributing to the funding of investment portfolio growth.  The cost on these deposits decreased 15 basis points in 2013 as compared to 2012.   Average interest bearing liabilities rose 1.8% in 2013 compared to 2012.  The cost of total interest-bearing liabilities decreased 17 basis points to 0.72% in 2013 from 0.89% in 2012.

Interest expense decreased by $1,636,222, or 24.1%, to $5,151,142 for the year ended December 31, 2012, from $6,787,364 for the year ended December 31, 2011.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at significantly lower market interest rate levels.  Money market and NOW accounts increased on average by $30,629,257 in 2012, or 17.7%, as compared to 2011, contributing to the funding of our loan portfolio growth.  The cost on these deposits decreased 50 basis points in 2012 as compared to 2011.  Average interest bearing liabilities rose 6.7% in 2012 from 2011.  The cost of total interest-bearing liabilities decreased 36 basis points to 0.89% in 2012 from 1.25% in 2011.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Using this evaluation process, the Company’s provision for loan losses was $1,076,662 for the year ended December 31, 2013 compared to $2,149,992 for the year ended December 31, 2012. Net charge-offs for the years ended December 31, 2013 and 2012 were $1,189,302 and $533,230, respectively. In addition, the decrease in the provision for loan losses was primarily attributed to the $148,478,028, or 28.5%, decrease in the loan portfolio balance to $373,336,082 at December 31, 2013 from $521,814,110 at December 31, 2012.

Non-Interest Income

Total non-interest income for the year ended December 31, 2013 was $5,827,244 an increase of $559,716, or 10.6%, over non-interest income of $5,267,528 for the year ended December 31, 2012.  This component represented 23.6% of the Company’s net revenues for the year ended December 31, 2013 and 19.0% of net revenues for the year ended December 31, 2012.

Service charges on deposit accounts decreased by $10,343 to $919,819 for the year ended December 31, 2013 compared to $930,162 for the year ended December 31, 2012.  This component of non-interest income represented 15.8% and 17.7% of the total non-interest income for the years ended December 31, 2013 and 2012, respectively.  The decrease for the year ended December 31, 2013 was due to a decrease in the number of deposit accounts subject to service charges.

Gains on sales of loans held for sale increased by $201,460, or 10.8%, to $2,063,679 for the year ended December 31, 2013 from $1,862,219 for the year ended December 31, 2012.  Loan sale volume totaled $166.1 million in 2013 compared to $163.2 million in 2012.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.

In December 2012, the Bank sold available-for-sale securities with an aggregate book value of $5,761,594 that resulted in a pre-tax gain of $313,004.  There were no sales of securities for the year ended December 31, 2013.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $457,069 for the year ended December 31, 2013 compared to $447,525 for the year ended December 31, 2012.  The Bank purchased tax-free BOLI assets to partially offset the cost of employee benefit plans and reduce the Company’s overall effective tax rate.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.  Greater customer demand for these services contributed to the increase in the other income component of non-interest income to $2,386,677 for the year ended December 31, 2013 as compared to $1,714,618 for the year ended December 31, 2012.

Non-Interest Expenses

Non-interest expenses decreased by $2,348,321, or 9.9%, to $21,422,240 for the year ended December 31, 2013 from $23,770,561 for the year ended December 31, 2012.  The decrease in other real estate owned expenses for the year ended December 31, 2013 was the most significant factor contributing to the decrease in total non-interest expenses when compared with non-interest expenses for the year ended December 31, 2012. The following table presents the major components of non-interest expenses for the years ended December 31, 2013 and 2012.

Non-interest Expenses	Year ended December 31,
	2013	2012
Salaries and employee benefits	$12,708,952	$12,434,900
Occupancy expense	2,574,466	2,470,577
Equipment expense	884,092	862,765
Telephone	364,059	351,183
Marketing	294,663	185,738
Data processing services	1,112,470	1,056,629
Regulatory, professional and consulting fees	1,104,037	726,556
FDIC deposit insurance	346,149	565,027
Other real estate owned expenses	352,927	3,553,779
Amortization of intangible assets	267,966	267,967
Other expenses	1,412,459	1,295,440
Total	$21,422,240	$23,770,561

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $274,052, or 2.2%, to $12,708,952 for the year ended December 31, 2013 compared to $12,434,900 for the year ended December 31, 2012.  The increase in salaries and employee benefits for the year ended December 31, 2013 was the result of regular merit increases and increased health care costs.

Occupancy expenses increased by $103,889, or 4.2%, to $2,574,466 for the year ended December 31, 2013 compared to $2,470,577 for the year ended December 31, 2012. The increase in occupancy expenses for the year ended December 31, 2013 was primarily attributable to increased maintenance costs related to the Bank’s branch properties.

The cost of data processing services increased to $1,112,470 for the year ended December 31, 2013 from $1,056,629 for the year ended December 31, 2012 as additional expenses were incurred in connection with a 2013 initiative to upgrade the software capabilities in branch offices in order to fully implement the Bank’s mobile banking system.

Regulatory, professional and other fees increased by $377,481, or 52.0%, to $1,104,037 for the year ended December 31, 2013 compared to $726,556 for the year ended December 31, 2012.  During 2013, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management programs. In addition, the increase in regulatory, professional and other fees for the year ended December 31, 2013 was partially due to the Company’s incurrence of legal fees in connection with the recently completed merger of Rumson-Fair Haven Bank and Trust Company with and into the Bank.

Other real estate owned expenses decreased by $3,200,852 to $352,927 for the year ended December 31, 2013 compared to $3,553,779 for the year ended December 31, 2012 as the Company incurred a lower level of property tax, maintenance and other costs on fewer repossessed properties held as other real estate owned during 2013 compared to 2012.  Other real estate owned expense for 2013 is net of gains on sale of $922,861 and property rental income of $308,641 compared to property rentals of $245,833 in 2012.  In addition, the Company recorded loss provisions of $758,625 during 2013 and $2,357,825 during 2012. At December 31, 2013, the Bank held three properties with an aggregate value of $2,136,341 as other real estate owned compared to six properties with an aggregate value of $8,332,601 at December 31, 2012.

FDIC insurance expense decreased to $346,149 for the year ended December 31, 2013 compared to $565,027 for the year ended December 31, 2012 as a result of the changes to FDIC assessment rules attributable to the Dodd-Frank Act.

All other expenses increased by $117,019 to $1,412,459 for the year ended December 31, 2013 from $1,295,440 for the year ended December 31, 2012 as a result of increases in payroll processing fees, ATM operation expenses and insurance premiums.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 70.1% for the year ended December 31, 2013 compared to 72.1% for the year ended December 31, 2012 primarily as a result of the $3,200,852 decrease in other real estate owned expenses.

Income Taxes

Pre-tax income increased to $8,065,450 for the year ended December 31, 2013 compared to $7,032,469 for the year ended December 31, 2012.

The Company had income tax expense of $2,285,362 for the year ended December 31, 2013 compared to income tax expense of $1,971,965 for year ended December 31, 2012.  The increase in the income tax expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to the $1,032,981 increase in pre-tax income for 2013 compared to 2012.  The Company’s effective tax rate increased slightly to 28.3% in 2013 from 28.0% in 2012 due to a lower ratio of tax-exempt income to pre-tax income in 2013 when compared to 2012.

Financial Condition

Cash and Cash Equivalents

At December 31, 2013, cash and cash equivalents totaled $69,278,771 compared to $14,044,921 at December 31, 2012.  Cash and cash equivalents at December 31, 2013 consisted primarily of cash and due from banks of $69,267,345 and federal funds sold/short-term investments of $11,426.  The corresponding balances at December 31, 2012 were $14,033,501 and $11,420, respectively.  The increase in long-term market interest rates that occurred during the second half of 2013 reduced the demand for mortgage refinancings, which led to a decrease in borrowings under mortgage warehouse lines extended to licensed mortgage banking companies by the Bank. To the extent that the Bank did not utilize the funds for loan originations or purchases of investment securities, the cash inflows accumulated in cash and cash equivalents.

Investment Securities

The investment securities portfolio amounted to $252,015,622, or 33.9% of total assets, at December 31, 2013 compared to $225,868,865, or 26.9% of total assets, at December 31, 2012.  Proceeds from maturities and prepayments for the year ended December 31, 2013 totaled $56,303,911 while purchases of investment securities totaled $88,331,316 during this period.  On an average balance basis, the investment securities portfolio represented 30.8% of average interest-earning assets for each of the years ended December 31, 2013 and 2012.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 3.10% for the year ended December 31, 2013, a decrease of 3 basis points from 3.13% earned for the year ended December 31, 2012.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At December 31, 2013, available-for-sale securities amounted to $99,198,807, a decrease of $10,642,158 from $109,840,965 at December 31, 2012.

Amortized cost, gross unrealized gains and losses, and the estimated fair value by type of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$22,386,761	$33,213	$(910,274)	$21,509,700
Residential collateralized mortgage obligations - GSE	3,547,404	134,388	-	3,681,792
Residential collateralized mortgage obligations – non- GSE	2,782,843	52,227	(8,674)	2,826,396
Residential mortgage backed securities – GSE	31,532,051	872,169	(438,273)	31,965,947
Obligations of State and
Political subdivisions	22,206,959	149,959	(2,710,874)	19,646,044
Trust preferred debt securities – single issuer	2,468,839	-	(455,739)	2,013,100
Corporate debt securities	16,228,474	318,590	(29,336)	16,517,728
Restricted Stock	1,013,100	-	-	1,013,100
Mutual Fund	25,000	-	-	25,000
	$102,191,431	$1,560,546	$(4,553,170)	$99,198,807

Held to maturity-	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,524,860	-	$1,524,860	$10,310	-	$1,535,170
Residential collateralized mortgage obligations – GSE	14,803,739	-	14,803,739	379,815	-	15,183,554
Residential collateralized mortgage obligations- non-GSE	10,682,363	-	10,682,363	119,777	(27,526)	10,774,614
Residential mortgage backed securities – GSE	65,240,620	-	65,240,620	611,062	(387,034)	65,464,648
Obligations of State and Political subdivisions
Trust preferred debt securities - pooled	59,400,916	-	59,400,916	1,399,938	(1,296,357)	59,504,497
Corporate debt securities	656,662	(500,944)	155,718	-	(6,863)	148,855
	1,008,599	-	1,008,599	9,836	-	1,018,435

	$153,317,759	$(500,944)	$152,816,815	$2,530,738	$(1,717,780)	$153,629,773

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	-	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities - GSE	24,912,948	1,576,387	-	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20,682,301
Trust preferred debt securities-single issuer	2,466,009	-	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted stock	2,493,300	-	-	2,493,300
Mutual fund	25,000	-	-	25,000

	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

Held to maturity-	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Income	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies
Residential collateralized mortgage obligations – GSE	$3,073,957	$-	$3,073,957	33,213	$-	$3,107,170
Residential collateralized mortgage obligations-non-GSE	19,660,625	-	19,660,625	1,021,556	-	20,682,181
Residential mortgage backed securities – GSE	13,387,974	-	13,387,974	796,892	(289)	14,184,577
Obligations of State and Political subdivisions	19,950,190	-	19,950,190	849,040	(944)	20,798,286
Trust preferred debt securities - pooled	42,815,706	-	42,815,706	3,039,935	-	45,855,641
Corporate debt securities	656,662	(500,944)	155,718	-	(9,638)	146,080
	16,983,730	-	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

Proceeds from maturities and prepayments of securities available for sale amounted to $22,346,133 for the year ended December 31, 2013 compared to $34,468,644 for the year ended December 31, 2012.  At December 31, 2013, the portfolio had net unrealized losses of $2,992,624 compared to net unrealized gains of $1,806,967 at December 31, 2012.  These unrealized gains/(losses) are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2013, securities held to maturity were $152,816,815, an increase of $36,788,915 from $116,027,900 at December 31, 2012.  The fair value of the held-to-maturity portfolio at December 31, 2013 was $153,629,773.

The amortized cost, estimated fair value and weighted average yield of investment securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

	Amortized Cost	Fair Value	Weighted Average Yield*
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$4,999,345	$5,001,550	0.33%
Residential mortgage backed securities-GSE	2,753	2,769	6.02%
Obligations of State and Political subdivisions	110,000	110,322	6.94%
Corporate Debt Securities	1,009,258	1,011,685	0.73%
Restricted Stock	1,013,100	1,013,100	4.17%
Mutual Fund	25,000	25,000	4.17%
	$7,159,456	$7,164,426	1.04%

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$6,517,670	$6,516,070	1.11%
Residential mortgage backed securities-GSE	7,079,770	6,962,402	1.59%
Obligations of State and Political subdivisions	374,402	375,815	5.56%
Corporate Debt Securities	14,133,770	14,449,933	2.07%
	$28,105,612	$28,304,220	1.78%

Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$10,869,746	$9,992,080	1.77%
Residential collateralized mortgage obligations-GSE	123,301	131,996	4.74%
Residential mortgage backed securities-GSE	8,106,769	8,151,463	2.83%
Obligations of State and Political subdivisions	4,249,720	4,163,057	4.11%
	$23,349,536	$22,438,596	2.60%

Due after ten years
Residential collateralized mortgage obligations-GSE	$3,424,103	$3,549,796	3.33%
Residential collateralized mortgage obligations-non GSE	2,782,843	2,826,396	2.80%
Residential mortgage backed securities-GSE	16,342,759	16,849,313	3.26%
Obligations of State and Political subdivisions	17,472,837	14,996,850	4.21%
Corporate Debt Securities	1,085,446	1,056,110	4.28%
Trust Preferred Debt Securities	2,468,839	2,013,100	0.90%
	$43,576,827	$41,291,565	3.49%

Total	$102,191,431	$99,198,807	2.62%

Held to maturity-
Due in one year or less
Obligations of US government sponsored corporations (“GSE”) and agencies	$1,524,860	$1,535,170	1.20%
Obligations of State and Political subdivisions	6,398,314	6,403,395	1.47%
Corporate Debt Securities	1,008,599	1,018,435	3.56%
	$8,931,773	$8,957,000	1.66%

Due after one year through five years
Obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-	0%
Obligations of State and Political subdivisions	11,538,560	11,900,078	3.81%
Corporate Debt Securities	0	-	0%
	$11,538,660	$11,900,078	3.81%

Due after five years through ten years
Residential collateralized mortgage obligations-GSE	$47,001	$47,265	0.89%
Residential collateralized mortgage Obligations- non GSE	$915,452	$909,965	0.68%
Residential mortgage backed securities-GSE	21,939,890	22,016,399	2.08%
Obligations of State and Political subdivisions	21,469,445	22,088,765	4.72%
	$44,371,788	$45,061,765	3.33%

Due after ten years
Residential collateralized mortgage obligations-GSE	$14,756,736	$15,136,289	3.31%
Residential collateralized mortgage obligations-non GSE	9,766,913	9,864,649	3.47%
Residential mortgage backed securities-GSE	46,300,730	43,448,249	2.90%
Obligations of State and Political subdivisions	19,994,497	19,112,888	4.89%
Trust Preferred Debt Securities	656,662	148,855	0.74%
	$88,475,538	$87,710,930	3.46%

Total	$153,317,759	$153,629,773	3.34%
* computed on a tax-equivalent basis.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $864,727 with respect to this security.  No other-than-temporary impairment losses were recorded during 2013 and 2012.  See Note 2 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2013 amounted to $10,923,689 compared to $35,960,262 at December 31, 2012.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $138,980,555 for 2013 compared with $178,044,892 for 2012. The decrease from December 31, 2012 to December 31, 2103 was primarily due to the increase in long-term interest rates during the second half of 2013.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $399,462,401 for the year ended December 31, 2013, a decrease of $64,124,810, or 13.8%, compared to an average of $463,587,211 for the year ended December 31, 2012.  At December 31, 2013, total loans amounted to $373,336,082 compared to $521,814,110 at December 31, 2012, a decrease of $148,478,028. The decrease in the loan portfolio was primarily the result of two factors: (1) the increase in long-term interest rates during the second half of 2013, which led to lower levels of mortgage refinancings, and (2) the shift from borrowings for mortgage refinancings to borrowings for new mortgages to purchase real property, which typically require more time to document and close. The average yield earned on the loan portfolio was 5.65% for the year ended December 31, 2013 compared to 5.75% for the year ended December 31, 2012, a decrease of 10 basis points.

The following table represents the components of the loan portfolio for the dates indicated.
	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$51,002,172	14%	$55,691,393	11%	$49,285,783	10%	$67,890,703	16%	$79,805,278	21%
Residential real estate loans	13,764,178	4%	10,897,307	2%	12,885,352	3%	10,435,038	3%	10,253,895	3%
Commercial business	82,348,055	22%	57,865,436	11%	50,784,674	11%	54,733,172	13%	57,925,392	15%
Commercial real estate	98,389,730	26%	102,412,694	20%	99,636,976	21%	95,277,814	23%	96,306,097	25%
Mortgage warehouse lines	116,951,357	31%	284,127,530	54%	249,345,831	52%	169,575,899	41%	119,382,078	32%
Loans to individuals	9,766,114	3%	9,643,385	2%	12,219,640	3%	13,349,036	3%	15,554,027	4%
Deferred loan costs	943,950	0%	987,086	0%	1,017,959	0%	543,753	0%	489,809	0%
All other loans	170,526	0%	189,279	0%	255,556	0%	181,924	0%	229,159	0%

Total	$373,336,082	100%	$521,814,110	100%	$475,431,771	100%	$411,987,339	100%	$379,945,735	100%

Commercial and commercial real estate loans averaged $145,470,344 for the year ended December 31, 2013, an increase of $161,625 when compared to $145,308,719 for the year ended December 31, 2012.  Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial and commercial real estate loan portfolio decreased 34 basis points to 7.14% for 2013 from 7.48% for 2012.

Construction loans averaged $43,391,226 for the year ended December 31, 2013, a decrease of $13,411,395, or 23.6%, compared to $56,802,621 for the year ended December 31, 2012.  Due to declining construction activity in the Bank’s market area, management’s strategy has been directed to increasing the lower risk commercial business loans portfolio. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 12 basis points to 6.357% for 2013 from 6.47% for 2012.

The Mortgage warehouse lines component of the loan portfolio decreased by $167,176,173, or 58.8%, to $116,951,357 compared to $284,127,530 at December 31, 2012.

           The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “Warehouse Line of Credit”).  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $116,951,353 at December 31, 2013 compared to $284,127,530 at December 31, 2012.  During 2013 and 2012, Warehouse Lines of Credit averaged $151,335,795 and $204,852,547, respectively, and yielded 4.69% and 4.75%, respectively.  The number of active mortgage banking customers increased from 46 in 2012 to 48 in 2013.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2013.

As of December 31, 2013:	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial & Commercial Real Estate	$44,187,059	$44,757,459	$91,793,267	$180,737,785
Construction Loans	34,016,000	14,434,438	2,551,739	51,002,177
Total	$78,203,059	$59,191,897	$94,345,006	$231,739,962

Fixed rate loans	$11,135,128	$31,003,545	$16,336,141	$58,474,814
Floating rate loans	67,067,931	28,188,352	78,008,865	173,265,148
Total	$78,203,059	$59,191,897	$94,345,006	$231,739,962

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

Non-performing loans increased by $358,454 to $6,321,956 at December 31, 2013, from $5,963,502 at December 31, 2012 The major segment of non-accrual loans consists of commercial real estate loans which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

Non-Performing Assets and Loans
			December 31,
	2013	2012	2011	2010	2009
Non-performing loans :
Loans 90 days or more past due and still accruing	$-	$84,948	$-	$-	$145,898
Nonaccrual loans	6,321,956	5,878,556	2,991,470	8,809,167	4,161,628
Total non-performing loans	6,321,956	5,963,504	2,991,470	8,809,167	4,307,526
Other real estate owned	2,136,341	8,332,601	12,409,201	4,850,818	1,362,621
Total non-performing assets	8,458,297	14,296,105	15,400,671	13,659,985	5,670,147
Performing troubled debt restructurings	3,858,796	2,011,646	773,890	-	1,105,905
Performing troubled debt restructurings and total non-performing assets	$12,317,093	$16,307,751	$16,174,561	$13,659,985	$6,776,052

Non-performing loans to total loans	1.69%	1.14%	0.63%	2.14%	1.13%
Non-performing loans to total loans excluding mortgage
warehouse lines	2.47%	2.51%	1.32%	3.63%	1.65%

Non-performing assets to total assets	1.14%	1.70%	1.95%	2.12%	0.84%
Non-performing assets to total assets excluding mortgage
warehouse lines	1.35%	2.57%	2.84%	2.88%	1.02%

Total non-performing assets and performing troubled debt restructurings
to total assets	1.66%	1.94%	2.04%	2.12%	1.00%

As the table demonstrates, while non-performing loans to total loans increased to 1.69% at December 31, 2013 from 1.14% at December 31, 2012, loan quality is still considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-performing assets decreased by $5,837,806 to $8,458,297 at December 31, 2013 from $14,296,103 at December 31, 2012.  Other real estate owned decreased by $6,196,260 to $2,136,341 at December 31, 2013 from $8,332,601 at December 31, 2012.  During 2013, the Bank was able to successfully dispose of properties with an aggregate carrying value of $8,039,089 for a net loss of $922,860. The Bank recorded loss provisions against other real estate owned properties of $758,625 during 2013 and $2,345,267 during 2012.

Non-performing assets represented 1.14% of total assets at December 31, 2013 compared to 1.70% at December 31, 2012.

At December 31, 2013, the Bank had eight loans totaling $4,232,070 that were troubled debt restructurings.  Two of these loans totaling $373,274 are included in the above table as non-accrual loans and the remaining six loans totaling $3,858,796 are considered performing.

At December 31, 2012, the Bank had ten loans totaling $2,491,879 that were troubled debt restructurings.  Five of these loans totaling $480,233 are included in the above table as non-accrual loans; the remaining five loans totaling $2,011,646 are considered performing.

Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component estimates losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

When analyzing groups of loans under ASC 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•	Delinquencies and nonaccruals
•	Portfolio quality
•	Concentration of credit
•	Trends in volume of loans
•	Quality of collateral
•	Policy and procedures
•	Experience, ability, and depth of management
•	Economic trends – national and local
•	External factors – competition, legal and regulatory

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

The specific allowance for impaired loans is established for specific loans that have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other qualitative factor which may cause future losses to deviate from historical levels.

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

The following discusses the risk characteristics of each of our loan portfolio segments, commercial, mortgage warehouse lines of credit, and consumer.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Unit provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

As a separate segment of the total portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan losses purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008; there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

These factors, along with the other qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and nonaccruals, are also considered and may have positive or negative effects on the allocated allowance.  The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for warehouse lines of credit.

Consumer

The Company’s loan portfolio consumer segment is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	2013	2012	2011	2010	2009
Balance, beginning of year	$7,151,212	$5,534,450	$5,762,712	$4,505,387	$3,684,764

Provision charged to operating expenses	1,076,662	2,149,992	2,558,328	2,325,000	2,553,000

Loans charged off:
Construction loans	(561,993)	(57,650)	(2,361,783)	(450,000)	(1,226,754)
Residential real estate loans	-	(130,694)	-	-	-
Commercial and commercial real estate loans	(594,836)	(275,888)	(437,699)	(609,468)	(511,791)
Loans to individuals	(51,910)	(83,859)		(22,087)	(1,973)
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	(1,208,739)	(548,091)	(2,799,482)	(1,081,555)	(1,740,518)
Recoveries:
Construction loans	417	3,403	8,951	-	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	19,020	11,458	3,941	13,880	2,575
Loans to individuals	-	-	-	-	5,566
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	19,437	14,861	12,892	13,880	8,141

Net (charge offs)	(1,189,302)	(533,230)	(2,786,590)	(1,067,675)	(1,732,377)

Balance, end of period	$7,038,571	$7,151,212	$5,534,450	$5,762,712	$4,505,387

Loans:
At year end	$373,336,082	$521,814,110	$475,431,771	$411,987,339	$379,945,735
Average during the year	248,126,605	444,064,283	362,289,390	387,575,677	384,314,052
Net charge offs to average loans outstanding	(0.48%)	(0.12%)	(0.77%)	(0.28%)	(0.45%)
Allowance for loan losses to:
Total loans at year end	1.89%	1.37%	1.16%	1.40%	1.19%
Total loans at year end excluding Mortgage warehouse lines and related allowance	2.52%	2.41%	1.95%	2.06%	1.52%
Non-performing loans	111.34%	119.92%	185.01%	65.42%	104.59%

At December 31, 2013, the allowance for loan losses was $7,038,571 compared to $7,151,212 at December 31, 2012, a decrease of $112,641. The ratio of the allowance for loan losses to total loans at December 31, 2013 and 2012 was 1.89% and 1.37%, respectively.  The allowance for loan losses as a percentage of non-performing loans was 111.34% at December 31, 2013 compared to 119.92% at December 31, 2012. Management believes that the quality of the loan portfolio remains sound, considering the economic climate and economy in the State of New Jersey, and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following tables describe the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of the dates indicated.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2013			2012			2011
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$4,293,499	2.38%	48%	$3,235,010	2.01%	31%	$2,532,344	2.01%	32%
Construction loans	1,205,267	2.36%	14%	1,990,292	3.57%	11%	1,054,695	2.14%	10%
Residential real estate loans	164,673	1.20%	4%	112,103	1.03%	2%	91,076	0.71%	3%
Loans to individuals	111,032	1.14%	3%	104,854	1.07%	2%	189,729	1.52%	3%
Subtotal	5,774,471	2.26%	68%	5,442,259	2.41%	46%	3,867,844	1.95%	48%
Mortgage warehouse lines	584,757	0.50%	31%	1,420,638	0.50%	54%	1,122,056	0.45%	52%
Unallocated reserves	679,343	-	-	288,315	-	-	544,550	-	-

Total	$7,038,571	1.89%	100%	$7,151,212	1.37%	100%	$5,534,450	1.16%	100%

	December 31,
	2010			2009
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$2,695,859	1.79%	36%	$1,486,659	0.96%	40%
Construction loans	1,744,068	2.57%	16%	1,739,332	2.18%	21%
Residential real estate loans	67,828	0.65%	3%	72,718	0.71%	3%
Loans to individuals	194,367	1.44%	4%	145,542	0.94%	4%
Subtotal	4,702,122	2.06%	59%	3,444,251	1.88%	68%
Mortgage warehouse lines	763,092	0.45%	41%	537,219	0.45%	32%
Unallocated reserves	297,498	-	-	523,917	-	-

Total	$5,762,712	1.40%	100%	$4,505,387	1.19%	100%

The allowance for loan losses excluding the portion related to mortgage warehouse lines increased to $5.8 million at December 31, 2013 from $5.4 million at December 31, 2012.  This $0.4 million increase resulted from an increase of $1.0 million in the specific allowances for loan losses on commercial real estate loans that were individually evaluated for impairment offset by a $0.6 million decrease in the specific allowance on construction loans as a result of charge-offs of $561,993.

The allowance for loan losses excluding the portion related to mortgage warehouse lines increased to $5.4 million at December 31, 2012 from $3.8 million at December 31, 2011. This $1.6 million increase resulted from an $801,000 increase in specific allowances for loan losses on commercial, commercial real estate and construction loans that were individually evaluated for impairment. The remaining increase occurred primarily in the general allowance due to (1) an increase in the qualitative factors caused by a rise in criticized assets, which increased the general allowance by $639,000, and (2) a $16.3 million growth in outstanding commercial, commercial real estate and construction loans during 2012, which increased the general allowance by $274,000.

Deposits

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and time deposits, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus being on the building and expanding of long-term relationships.  Deposits for the year ended December 31, 2013 averaged $698,980,234, a decrease of $28,416,651, or 4.2%, compared to $670,563,583 for the year ended December 31, 2012.  At December 31, 2013, total deposits were $638,552,030, a decrease of $69,137,445, or 9.8%, from $707,689,475 at December 31, 2012. The average rate paid on the Bank’s interest-bearing deposit balances for 2013 was 0.62%, a decrease from the 0.79% average rate for 2012.

Time deposits consist primarily of retail certificates of deposit and certificates of deposit of $100,000 or more.  Time deposits at December 31, 2013 were $135,919,395, a decrease of $5,698,521 from $141,617,916 at December 31, 2012.  The retail certificates of deposit component of time deposits decreased by $1,359,641, or 1.9%, to an average of $68,741,109 for 2013 from an average of $70,100,750 for 2012.  The average cost of these deposits decreased to 1.25% for 2013 from 1.54% for 2012.  Certificates of deposit of $100,000 or more decreased by $4,910,386 to an average of $71,616,214 for 2013 from an average of $76,526,600 for 2012.  Certificates of deposit of $100,000 or more are a less stable funding source and are used primarily as an alternative to other sources of borrowed funds. For information concerning time deposits of $100,000 or more by time remaining until maturity, see Note 9 of the Notes to Consolidated Financial Statements.

Average non-interest bearing demand deposits increased by $10,314,918, or 8.1%, to $137,872,991 for the year ended December 31, 2013 from $127,558,073 for the year ended December 31, 2012.  At December 31, 2013, non-interest bearing demand deposits totaled $121,891,752, a decrease of 20.0% when compared to $152,334,759 at December 31, 2012.  Non-interest bearing demand deposits made up 19.1% and 21.5% of total deposits at December 31, 2013 and 2012, respectively, and represent a stable, interest-free source of funds.

Savings accounts decreased by $22,258,064, or 11.0%, to $180,002,971 at December 31, 2013 from $202,261,035 at December 31, 2012.  The average balance of savings accounts for 2013 increased by $5,209,987 to $198,168,724 compared to an average balance of $192,958,737 for 2012.

Interest bearing demand deposits, which include interest-bearing checking accounts, money market accounts and the Bank’s premier money market product, 1st Choice account, increased by $19,161,773, or 9.5%, to an average of $222,581,196 for 2013 from an average of $203,419,423 for 2012.  The average cost of interest bearing demand deposits decreased 15 basis points to 0.34% for 2013 compared to 0.49% for 2012.

The following table illustrates the components of average total deposits for the dates indicated.

Average Deposit Balances
	2013		2012		2011
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand deposits	$137,872,991	20%	$127,558,073	19%	$117,876,295	19%
Interest bearing demand deposits	222,581,196	32%	203,419,423	30%	172,790,166	28%
Savings deposits	198,168,724	29%	192,958,737	29%	179,903,197	29%
Certificates of deposit of $100,000 or more	68,741,109	9%	76,526,600	11%	79,898,632	13%
Other certificates of deposit	71,616,214	10%	70,100,750	11%	73,470,718	12%
Total	$698,980,234	100%	$670,563,583	100%	$623,939,008	100%

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds decreased by $7,519,851, or 42.2%, to $10,284,794 for the year ended December 31, 2013 from the average balance of $17,804,645 for the year ended December 31, 2012.  The average cost of other borrowed funds increased 150 basis points to 4.03% for 2013 compared to 2.53% for 2012.

The balance of borrowings was $10,000,000 at December 31, 2013, consisting of a long-term FHLB advance of $10,000,000. The balance of borrowings at December 31, 2012 was $42,400,000, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $32,400,000.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $3,304,782, or 5.1%, to $68,358,314 at December 31, 2013 from $65,053,532 at December 31, 2012.  Tangible book value per common share was $10.55 at December 31, 2013 compared to $10.02 at December 31, 2012.  The ratio of average shareholders’ equity to total average assets was 8.26%, 7.57% and 7.17% for 2013, 2012, and 2011, respectively.  The increase in shareholders’ equity from December 31, 2012 to December 31, 2013 was primarily the result of net income of $5,780,088 for 2013, which was partially offset by the other comprehensive loss of $3,051,927 for the year.

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

In lieu of cash dividends, the Company (and its predecessor, the Bank) has declared a stock dividend every year for the years 1992 through 2012 and has paid such dividends every year for the years 1993 through 2013.  No stock dividend was declared in 2013.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2013.  Further discussion of these commitments is included in Note 16 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Standby letters of credit	$2,212,009	$-	$-	$-	$2,212,009
Commitments to extend credit	$328,167,129	$-	$-	$-	$328,167,129
Commitments to sell residential loans	$23,701,689	$-	$-	$-	$23,701,689
Operating leases	$948,922	$1,562,080	$1,344,633	$1,701,268	$5,556,903

Liquidity

At December 31, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $371,162,543, of its total assets at December 31, 2013.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2013 and 2012, the Bank had collateral at FHLB-NY to support additional borrowing of $76,255,003 and $61,358,015, respectively.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2013, the balance of cash and cash equivalents was $69,278,771.

Subsequent to the end of the third quarter of 2012, the Company completed its common stock rights offering, which expired on October 5, 2012.  The Company received gross proceeds of $5.0 million from holders of subscription rights. The rights offering was fully subscribed.  The Company used the proceeds from the rights offering for general corporate purposes.

Net cash provided by operating activities totaled $36,496,256 for the year ended December 31, 2013 compared to net cash used in operations of $5,588,032 for the year ended December 31, 2012.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses and net amortization of premiums on securities.  Cash was used in operations primarily for originating loans held for sale.

Net cash provided by investing activities totaled $119,782,494 for the year ended December 31, 2013 compared to net cash used in investing activities of $38,670,566 for the year ended December 31, 2012.  The net cash provided by investing activities for 2013 as compared to 2012 resulted from a decreased volume of loan closings during 2013.

Net cash used in financing activities totaled $101,044,900 for the year ended December 31, 2013 compared to net cash provided by financing activities of $43,108,260 for the year ended December 31, 2012.  The net cash used in financing activities in 2013 came primarily from the net decrease in deposits and repayment of borrowings.  The net cash provided by financing activities in 2012 came primarily from an increase in deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2013, prepayments and maturities of investment securities totaled $56,303,911.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

Subsequent to December 31, 2013, the Company paid approximately $14,770,000 as cash consideration for the merger of RFHB with and into the Bank. Such cash payment reduced the Company’s liquidity and the Company may seek to replenish this cash in a capital markets transaction.

Interest Rate Sensitivity Analysis

The largest component of the Bank’s total income is net interest income, and the majority of the Bank’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

The following tables set forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the fair value of such instruments at December 31, 2013.

Interest Rate Sensitivity Analysis at December 31, 2013
					Total Within One Year	One Year to Five Years
( $ in thousands )	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$58,951				$58,951			$10,316	$69,267
Federal funds sold	11				11				11
Investment securities	5,628	12,556	7,628	17,797	43,609	94,754	113,653		252,016
Loans held for sale	10,924				10,924				10,924
Loans, net of allowance for loan losses	232,435	8,509	9,823	18,879	269,646	88,028	15,661	(7,038)	366,297
Other assets								43,810	43,810
	$307,949	$21,065	$17,451	$36,676	$383,141	$182,782	$129,314	$47,088	$742,325
Sources of Funds :
Demand deposits - noninterest bearing								$121,892	$121,892
Demand deposits - interest bearing	86,821				86,821	95,299	18,617		200,737
Savings deposits	105,764			28	105,792	39,248	34,993		180,033
Time deposits	5,947	15,811	22,636	23,820	68,214	67,676			135,890
Borrowings					0		10,000		10,000
Redeemable subordinated debentures		18,557			18,557				18,557
Non-interest-bearing sources								75,216	75,216
	$198,532	$34,368	$22,636	$23,848	$279,384	$202,223	$63,610	$197,108	$742,325

Asset (Liability) Sensitivity Gap :
Period Gap	$109,417	$(13,303)	$(5,185)	$12,828	$103,757	$(19,441)	$65,704	$(150,020)	-
Cumulative Gap	$109,417	$96,114	$90,929	$103,757	$103,757	$84,316	$150,020	-	-
Cumulative Gap to Total Assets	14.7%	12.2%	12.2%	14.0%	14.0%	11.4%	-	-	-

The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective and, therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits.

In addition to utilizing the gap ratio for interest rate risk assessment, management utilizes simulation analysis whereby models estimate the variance in net income with a change in interest rates of plus or minus 200, 300 and 400 basis points over 12 and 24 month periods.  Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed by the Company in a Current Report on Form 8-K filed on July 2, 2013 with the SEC, on June 28, 2013 (the “Notification Date”), the Company, after review and recommendation of the Audit Committee of the Company’s Board of Directors, appointed BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm for and with respect to the year ended December 31, 2013, and dismissed ParenteBeard LLC (“ParenteBeard”) from that role.  The Company’s principal audit personnel at ParenteBeard had resigned from ParenteBeard and joined BDO.

During the two years ended December 31, 2012, and from December 31, 2012 through the Notification Date, there were (i) no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ParenteBeard, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the captions “Equity Plans” and “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2013 and 2012.

Consolidated Statements of Income – For the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2013.

2.	All schedules are omitted because they are either inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(i)(B)
Certificate of Amendment to the Certificate of Incorporation increasing the number of shares designated as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 23, 2008)

3	(i)(C)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 23, 2008)

3	(ii)(A)		Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.3
Subscription Agent Agreement, dated as of September 5, 2012, between 1st Constitution Bancorp and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

4.4
Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.5 to 1st Constitution’s Form 10-K filed with the SEC on March 22, 2013)

4.5
Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.6 to 1st Constitution’s Form 10-K filed with the SEC on March 22, 2013)

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
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on April 15, 2008)

10.21	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.22	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.23	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2014)

10.24
Agreement and Plan of Merger, dated as of August 14, 2013, by and between 1st Constitution Bancorp, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013).

10.25
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013).

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23.1	*	Consent of BDO USA, LLP as Independent Registered Public Accounting Firm

23.2	*	Consent of ParenteBeard LLC as Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1st CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
1st Constitution Bancorp
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheet of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2013, and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
1st Constitution Bancorp
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheet of 1st Constitution Bancorp and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PARENTEBEARD LLC

Allentown, Pennsylvania
March 22, 2013

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS

CASH AND DUE FROM BANKS	$69,267,345	$14,033,501

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	11,426	11,420

Total cash and cash equivalents	69,278,771	14,044,921

INVESTMENT SECURITIES
Investment securities available for sale, at fair value	99,198,807	109,840,965
Investment securities held to maturity (fair value of $153,629,773 and $121,839,363 at December 31, 2013and 2012, respectively)	152,816,815	116,027,900
Total securities	252,015,622	225,868,865

LOANS HELD FOR SALE	10,923,689	35,960,262

LOANS	373,336,082	521,814,110
Less- Allowance for loan losses	(7,038,571)	(7,151,212)

Net loans	366,297,511	514,662,898

PREMISES AND EQUIPMENT, net	10,043,505	10,630,295

ACCRUED INTEREST RECEIVABLE	2,542,602	2,872,099

BANK-OWNED LIFE INSURANCE	16,183,574	15,026,506

OTHER REAL ESTATE OWNED	2,136,341	8,332,601

GOODWILL AND INTANGIBLE ASSETS	4,889,575	5,157,542

OTHER ASSETS	8,013,897	8,412,393
Total assets	$742,325,087	$840,968,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$121,891,752	$152,334,759
Interest bearing	516,660,278	555,354,716
Total deposits	638,552,030	707,689,475

BORROWINGS	10,000,000	42,400,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	883,212	1,057,779
ACCRUED EXPENSES AND OTHER LIABILITIES	5,974,531	6,210,596
Total liabilities	673,966,773	775,914,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 6,033,683 and 5,985,275 shares issued and 6,016,845 and 5,977,924 shares outstanding as of December 31, 2013 and 2012, respectively	49,403,450	48,716,032
Retained earnings	21,374,381	15,594,293
Treasury Stock 16,838 shares and, 7,351 shares at December 31, 2013 and 2012, respectively	(171,883)	(61,086)
Accumulated other comprehensive (loss) income	(2,247,634)	804,293
Total shareholders’ equity	68,358,314	65,053,532
Total liabilities and shareholders’ equity	$742,325,087	$840,968,382

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013 and 2012

	2013	2012
INTEREST INCOME:
Loans, including fees	$22,567,370	$26,643,502
Securities:
Taxable	3,915,261	4,434,108
Tax-exempt	2,209,305	1,677,329
Federal funds sold and
short-term investments	300,061	81,697
Total interest income	28,991,997	32,836,636

INTEREST EXPENSE:
Deposits	3,487,918	4,314,703
Borrowings	414,904	450,462
Redeemable subordinated debentures	352,067	385,977

Total interest expense	4,254,889	5,151,142

Net interest income	24,737,108	27,685,494

PROVISION FOR LOAN LOSSES	1,076,662	2,149,992
Net interest income after provision
for loan losses	23,660,446	25,535,502

NON-INTEREST INCOME:
Service charges on deposit accounts	919,819	930,162
Gain on sales of securities available for sale	-	313,004
Gain on sales of loans	2,063,679	1,862,219
Income on Bank-owned life insurance	457,069	447,525
Other income	2,386,677	1,714,618
Total other income	5,827,244	5,267,528

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,708,952	12,434,900
Occupancy expense	2,574,466	2,470,577
Data processing expenses	1,112,470	1,056,629
FDIC insurance expense	346,149	565,027
Other real estate owned expenses	352,927	3,553,779
Other operating expenses	4,327,276	3,689,649

Total other expenses	21,422,240	23,770,561
Income before income taxes	8,065,450	7,032,469

INCOME TAXES	2,285,362	1,971,965
Net income	$5,780,088	$5,060,504

NET INCOME PER COMMON SHARE
Basic	$0.97	$0.92
Diluted	$0.95	$0.90
WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	5,973,323	5,511,114
Diluted	6,102,043	5,607,103

The accompanying notes are an integral part of these financial statements

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013 and 2012

	2013	2012

Net income	$5,780,088	$5,060,504

Other comprehensive (loss) income, net of tax (1):

Unrealized holding (losses) gains on securities available for sale	(4,799,591)	(198,328)

Reclassification adjustment for realized gains on available
for sale securities included in net income	-	(313,004)

Pension liability	193,017	12,880

Other comprehensive (loss), before income tax effect	(4,606,574)	(498,452)
Income tax effect	1,554,647	211,283
Other comprehensive (loss)	(3,051,927)	(287,169)

Comprehensive income	$2,728,161	$4,773,335

(1)	Unrealized holding losses on securities after tax were $3,179,729 and $131,392 for 2013 and 2012, respectively. Pension liability after tax was $127,874 and $8,533 for 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Earnings	Stock	(Loss) Income	Equity

BALANCE, January 1, 2012	$40,847,929	$13,070,606	$(10,222)	$1,091,462	$54,999,775

Exercise of stock options, and issuance of vested
shares under employee benefit programs	412,340		71,706		484,046

Share-based compensation	99,152				99,152

Treasury Stock reissued (purchased Share-based compensation			(122,570)		(122,570)
Shares issued in connection with Shareholders’ Rights program	4,819,794				4,819,794

5% stock dividend declared December 2012	2,536,817	(2,536,817)			-

Net Income for the year ended December 31, 2012		5,060,504			5,060,504

Other comprehensive (loss)				(287,169)	(287,169)
BALANCE, December 31, 2012	48,716,032	15,594,293	(61,086)	804,293	65,053,532

Exercise of stock options, net and issuance of vested
shares under employee benefit programs	603,342				603,342

Share-based compensation	84,076				84,076

Treasury stock purchased			(110,797)		(110,797)

Net Income for the year ended December 31, 2013		5,780,088			5,780,088

Other comprehensive (loss)				(3,051,927)	(3,051,927)
BALANCE, December 31, 2013	$49,403,450	$21,374,381	$(171,883)	$(2,247,634)	$68,358,314

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012
	2013	2012
OPERATING ACTIVITIES:
Net income	$5,780,088	$5,060,504
Adjustments to reconcile net income
to net cash provided by (used in) operating activities-
Provision for loan losses	1,076,662	2,149,992
Provision for loss on other real estate owned	758,625	2,345,267
Depreciation and amortization	1,071,219	1,172,625
Net amortization of premiums and discounts on securities	1,081,057	1,468,338
Gains on sales of securities available for sale	-	(313,004)
(Gains) losses on sales of other real estate owned	(922,860)	13,347
Gains on sales of loans held for sale	(2,063,679)	(1,862,219)
Originations of loans held for sale	(138,980,555)	(178,044,892)
Proceeds from sales of loans held for sale	166,080,807	163,180,960
Income on bank-owned life insurance	(457,069)	(447,525)
Share-based compensation expense	501,196	474,758
Deferred tax expense (benefit)	1,484,909	(1,792,342)
Decrease (increase) in accrued interest receivable	329,497	124,749
(Decrease) increase in other assets	1,166,991	(16,584)
Decrease in accrued interest payable	(174,567)	(128,732)
(Decrease) increase in accrued expense and other liabilities	(236,065)	1,026,726

Net cash provided by (used in) operating activities	36,496,256	(5,588,032)

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(16,947,137)	(57,242,330)
Held to maturity	(71,384,179)	(6,602,385)
Proceeds from maturities and repayments
of securities -
Available for sale	22,346,133	34,468,644
Held to maturity	33,957,778	31,924,139
Proceeds from sales of securities available for sale	-	6,074,598
Net (increase) in loans	144,698,709	(47,469,331)
Purchase of bank-owned life insurance	(700,000)	(1,000,000)
Purchase of premises and equipment	(216,462)	(1,095,649)
Additional investment in other real estate owned	(11,437)	(141,050)
Proceeds from sales of other real estate owned	8,039,089	2,412,798

Net cash provided by (used in) investing activities	119,782,494	(38,670,566)

FINANCING ACTIVITIES:

Exercise of stock options and issuance of vested shares	603,342	484,046
Purchase of Treasury Stock	(110,797)	(122,570)
Net increase (decrease) in demand, savings and time deposits	(69,137,445)	83,826,990
Net (decrease) increase in short term borrowings	(32,400,000)	(45,900,000)
Net proceeds from issuance of common stock through Shareholder’s Rights Plan	-	4,819,794

Net cash (used in ) provided by financing activities	(101,044,900)	43,108,260

Increase (decrease) in cash and cash equivalents	55,233,850	(1,150,338)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	14,044,921	15,195,259

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$69,278,771	$14,044,921

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$4,429,456	$5,279,874
Income taxes	1,751,000	3,177,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$2,590,017	553,762

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey area.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2013, thirteen additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, and Princeton, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2013, 71.2% of our investment securities consisted of U.S. Government and Agency issues, mortgage-backed securities and municipal bonds.  In addition, another 12.7% of our portfolio consisted of highly rated collateralized mortgage obligations.  The remaining 16.1% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2013.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.  Rate lock commitments and related derivative instruments were not deemed to be significant at December 31, 2013 and 2012 and therefore, not recorded on the balance sheet at December 31, 2013 and 2012.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $2,212,029 and $1,620,362 at December 31, 2013 and 2012, respectively.  These letters of credit are primarily related to our real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2013.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2013 and 2012.

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

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2013 and 2012.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2013 and 2012 and has not recognized any liabilities for tax uncertainties as of December 31, 2013 and 2012. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2013 and 2012. The tax years subject to examination by the taxing authorities are, for federal purposes, the years ended December 31, 2012, 2011, and 2010, and, for state purposes, the years ended December 31, 2012, 2011, and 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 8 – Goodwill and Other Intangibles for additional information.

Share-Based Compensation

The Company recognizes compensation expense for stock awards and options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of stock-based compensation is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each stock option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 15 – Share-Based Compensation for additional information.

Benefit Plans

The Company provides certain retirement benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” the Company recognizes the underfunded status of these postretirement plans as a liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income.

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

All per share information has been restated for the effect of (i) a 5% stock dividend declared on December 20, 2012 and paid on January 31, 2013 to shareholders of record on January 14, 2013 and (ii) a 5% stock dividend declared December 15, 2011 and paid February 2, 2012 to shareholders of record on January 17, 2012. In addition, during the third quarter of 2012, the Company launched a shareholders’ common stock rights offering, which expired on October 5, 2012. The Company received gross proceeds of $5.0 million from holders of subscription rights who exercised their basic subscription rights and from holders who exercised the over-subscription privilege. The rights’ offering was fully subscribed. Accordingly, the Company issued a total of 555,555 shares of common stock to the holders of subscription rights who validly exercised their subscription rights, including pursuant to the exercise of the over-subscription privilege. The 555,555 shares issued in the shareholders’ common stock rights offering are included in the calculation of basic and diluted net income per common share for the years ended December 31, 2013 and 2012.

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

	Year Ended December 31, 2013
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$5,780,088	5,973,323	$0.97

Effect of dilutive securities:
Stock options and unvested stock awards		128,720

Diluted EPS:
Net income plus assumed conversion	$5,780,088	6,102,043	$0.95

	Year Ended December 31, 2012
	Income	Weighted- average shares	Per share Amount
Basic earnings per common share:
Net income	$5,060,504	5,511,114	$0.92

Effect of dilutive securities:
Stock options and unvested stock awards		95,989

Diluted EPS:
Net income plus assumed conversion	$5,060,504	5,607,103	$0.90

For the years ended December 31, 2013 and 2012, 78,596 and 108,174 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2013 and 2012.

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

The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods. The FASB has published a short recap highlighting the significant issues the ASU addresses.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The amendments of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012 for public companies and are effective for reporting periods beginning after December 15, 2013 for nonpublic companies. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

2.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$22,386,761	$33,213	$(910,274)	$21,509,700
Residential collateralized mortgage obligations - GSE	3,547,404	134,388	-	3,681,792
Residential collateralized mortgage obligations – non- GSE	2,782,843	52,227	(8,674)	2,826,396
Residential mortgage backed securities – GSE	31,532,051	872,169	(438,273)	31,965,947
Obligations of State and
Political subdivisions	22,206,959	149,959	(2,710,874)	19,646,044
Trust preferred debt securities – single issuer	2,468,839	-	(455,739)	2,013,100
Corporate debt securities	16,228,474	318,590	(29,336)	16,517,728
Restricted Stock	1,013,100	-	-	1,013,100
Mutual Fund	25,000	-	-	25,000
	$102,191,431	$1,560,546	$(4,553,170)	$99,198,807

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-
Obligations of U.S. Government sponsored
Corporations (“GSE”) and agencies	$1,524,860	-	$1,524,860	$10,310	-	$1,535,170
Residential collateralized mortgage obligations – GSE	14,803,739	-	14,803,739	379,815	-	15,183,554
Residential collateralized mortgage obligations-non GSE	10,682,363	-	10,682,363	119,777	(27,526)	10,774,614
Residential mortgage Backed securities -GSE	65,240,620	-	65,240,620	611,062	(387,034)	65,464,648
Obligations of State and
Political subdivisions	59,400,916	-	59,400,916	1,399,938	(1,296,357)	59,504,497
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	-	(6,863)	148,855
Corporate debt securities	1,008,599	-	1,008,599	9,836	-	1,018,435

	$153,317,759	$(500,944)	$152,816,815	$2,530,738	$(1,717,780)	$153,629,773

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$29,384,595	$137,847	$(26,907)	$29,495,535
Residential collateralized mortgage obligations- GSE	6,349,310	283,355	-	6,632,665
Residential collateralized mortgage obligations- non GSE	3,811,933	119,323	(7,074)	3,924,182
Residential mortgage backed securities – GSE	24,912,948	1,576,387	-	26,489,335
Obligations of State and Political subdivisions	20,793,222	375,416	(486,337)	20,682,301

Trust preferred debt securities – single issuer	2,466,009	-	(467,643)	1,998,366
Corporate debt securities	17,797,681	325,731	(23,131)	18,100,281
Restricted Stock	2,493,300	-	-	2,493,300
Mutual fund	25,000	-	-	25,000

	$108,033,998	$2,818,059	$(1,011,092)	$109,840,965

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-
Obligations of U.S. Government sponsored
Corporations (“GSE”) and agencies	$3,073,957	-	$3,073,957	$33,213	-	$3,107,170
Residential collateralized mortgage obligations – GSE	19,660,625	-	19,660,625	1,021,556	-	20,682,181
Residential collateralized mortgage obligations-non GSE	13,387,974	-	13,387,974	796,892	(289)	14,184,577
Residential mortgage Backed securities -GSE	19,950,190	-	19,950,190	849,040	(944)	20,798,286
Obligations of State and
Political subdivisions	42,815,706		42,815,706	3,039,935	-	45,855,641
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	-	(9,638)	146,080
Corporate debt securities	16,983,730	-	16,983,730	84,443	(2,745)	17,065,428

	$116,528,844	$(500,944)	$116,027,900	$5,825,079	$(13,616)	$121,839,363

The carrying value and estimated fair value of investment securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$4,999,345	$5,001,550
Residential mortgage backed securities-GSE	2,753	2,769
Obligations of State and Political subdivisions	110,000	110,322
Corporate debt securities	1,009,258	1,011,685
Restricted stock	1,013,100	1,013,100
Mutual fund	25,000	25,000
	$7,159,456	$7,164,426

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$6,517,670	$6,516,070
Residential mortgage backed securities-GSE	7,079,770	6,962,402
Obligations of State and Political subdivisions	374,402	375,815
Corporate debt securities	14,133,770	14,449,933
	$28,105,612	$28,304,220

Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$10,869,746	$9,992,080
Residential collateralized mortgage obligations-GSE	123,301	131,996
Residential mortgage backed securities-GSE	8,106,769	8,151,463
Obligations of State and Political subdivisions	4,249,720	4,163,057
	$23,349,536	$22,438,596

Due after ten years
Residential collateralized mortgage obligations-GSE	$3,424,103	$3,549,796
Residential collateralized mortgage obligations-non GSE	2,782,843	2,826,396
Residential mortgage backed securities-GSE	16,342,759	16,849,313
Obligations of State and Political subdivisions	17,472,837	14,996,850
Corporate debt securities	1,085,446	1,056,110
Trust preferred debt securities	2,468,839	2,013,100
	$43,576,827	$41,291,565

Total	$102,191,431	$99,198,807

Held to maturity-
Due in one year or less
Obligations of US Government sponsored corporations (“GSE”) and agencies	$1,524,860	$1,535,170
Obligations of State and Political subdivisions	6,398,314	6,403,395
Corporate debt securities	1,008,599	1,018,435
	$8,931,773	$8,957,000

Due after one year through five years
Obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Obligations of State and Political subdivisions	11,538,560	11,900,078
Corporate debt securities	-	-
	$11,538,660	$11,900,078

Due after five years through ten years
Residential collateralized mortgage obligations-GSE	$47,001	$47,265
Residential collateralized mortgage obligations- non GSE	915,452	909,965
Residential mortgage backed securities-GSE	21,939,890	22,016,399
Obligations of State and Political subdivisions	21,469,445	22,088,136
	$44,371,788	$45,061,765

Due after ten years
Residential collateralized mortgage obligations-GSE	$14,756,736	$15,136,289
Residential collateralized mortgage obligations-non GSE	9,766,913	9,864,649
Residential mortgage backed securities-GSE	46,300,730	43,448,249
Obligations of State and Political subdivisions	19,994,497	19,112,888
Trust preferred debt securities	656,662	148,855
	$88,475,538	$87,710,930

Total	$153,317,759	$153,629,773

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 are as follows:

2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government sponsored corporations and agencies	3	$11,507,350	$(910,274)	-	-	$11,507,350	$(910,274)

Residential collateralized mortgage obligations-non-GSE	8	5,328,485	(28,231)	1,094,754	(7,969)	6,423,239	(36,200)

Residential mortgage backed securities GSE	38	40,504,327	(825,307)	-	-	40,504,327	(825,307)

Obligations of State and Political subdivisions	95	19,403,457	(2,285,759)	8,936,441	(1,721,472)	28,339,898	(4,007,231)

Trust preferred debt securities – single issuer	4	-	-	2,013,100	(455,739)	2,013,100	(455,739)

Trust preferred debt securities – pooled	1	-	-	148,855	(507,807)	146,855	(507,807)

Corporate debt securities	1	-	-	1,056,110	(29,336)	1,056,110	(29,336)

Total temporarily impaired securities	150	$76,743,619	$(4,049,571)	$13,249,260	$(2,722,323)	$89,992,879	$(6,771,894)

2012		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government sponsored corporations and agencies	1	$9,842,200	$(26,907)	-	-	$9,842,200	$(26,907)

Residential collateralized mortgage obligations-non-GSE	3	1,960,237	(4,516)	156,505	(2,847)	2,116,742	(7,363)

Residential mortgage backed securities GSE	2	3,989,675	(944)	-	-	3,989,675	(944)

Obligations of State and Political subdivisions	37	12,794,007	(486,337)	-	-	12,794,007	(486,337)

Trust preferred debt securities – single issuer	4	-	-	1,998,366	(467,643)	1,998,366	(467,643)

Trust preferred debt securities – pooled	1	-	-	146,080	(510,582)	146,080	(510,582)

Corporate debt securities	5	3,176,328	(25,876)	-	-	3,176,328	(25,876)

Total temporarily impaired securities	53	$31,762,447	$(544,580)	$2,300,951	$(981,072)	$34,063,398	$(1,525,652)

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

Obligations of State and Political Subdivisions:  The unrealized losses on investments in these securities were caused by interest rate increases.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  In addition, none of the issuers has defaulted on interest payments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2013, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of December 31, 2013 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This December 31, 2013 projection of future cash flows produced a present value factor that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at December 31, 2013.

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

The following table sets forth information with respect to this security at December 31, 2013:

Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's / S&P Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$656,662	$148,855	($507,807)	67.0%	10.4%	22.6%	13.6%	C/NR	$114,000	22.0%

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

3.           Loans and Loans Held for Sale

Loans are as follows:

	2013	2012

Commercial business	$82,348,055	$57,865,436
Commercial real estate	98,389,730	102,412,694
Mortgage warehouse lines	116,951,357	284,127,530
Construction loans	51,002,172	55,691,393
Residential real estate loans	13,764,178	10,897,307
Loans to individuals	9,766,114	9,643,385
All other loans	170,526	189,279
Gross Loans	372,392,132	520,827,024
Deferred loan costs	943,950	987,086
	$373,336,082	$521,814,110

The Bank’s business is concentrated in New Jersey, particularly Middlesex, Mercer and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $10,923,689 at December 31, 2013 and $35,960,262 at December 31, 2012.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis.  The related loan servicing rights are generally released to the purchaser.  Loans held for sale at December 31, 2013 and 2012 were residential mortgage loans that the Bank intends to sell under forward contracts providing for delivery to purchasers generally within a two month period.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2013 and 2012.

4.           Allowance for Loan Losses and Credit Quality Disclosures

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2013:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$-	$-	$51,002,172	$51,002,172	$-	$-
Commercial Business	385,133	58,665	453,325	897,123	81,450,932	82,348,055	-	511,990
Commercial Real Estate	-	-	5,217,173	5,217,173	93,172,557	98,389,730	-	5,555,851
Mortgage Warehouse Lines	-	-	-	-	116,951,357	116,951,357	-	-

Residential Real Estate	315,615	967,099	33,494	1,316,208	12,447,970	13,764,178	-	162,012

Consumer
Loans to Individuals	-	-	-	-	9,766,114	9,766,114	-	92,103
Other	-	-	-	-	170,526	170,526	-	-

Deferred Loan Fees	-	-	-	-	943,950	943,950	-	-

Total	$700,748	$1,025,764	$5,703,992	$7,430,504	$365,905,578	$373,336,082	$-	$6,321,956

The following table provides an aging of the loan portfolio by loan class at December 31, 2012:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$1,581,031	$1,581,031	$54,110,362	$55,691,393	$-	$1,581,031
Commercial Business	202,451	70,192	518,912	791,555	57,073,881	57,865,436	-	629,821
Commercial Real Estate	-	-	3,137,553	3,137,553	99,275,141	102,412,694	-	3,478,607
Mortgage Warehouse Lines	-	-	-	-	284,127,530	284,127,530	-	-

Residential Real Estate	320,729	34,975	-	355,704	10,541,603	10,897,307	-	134,193

Consumer
Loans to Individuals	49,243	-	139,852	189,095	9,454,290	9,643,385	84,948	54,904
Other	-	-	-	-	189,279	189,279	-	-

Deferred Loan Costs	-	-	-	-	987,086	987,086	-	-

Total	$572,423	$105,167	$5,377,348	$6,054,938	$515,759,172	$521,814,110	$84,948	$5,878,556

Additional income before taxes amounting to $398,756 and $362,399 would have been recognized in 2013 and 2012, respectively, if interest on all loans had been recorded based upon original contract terms.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component estimates losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

When analyzing groups of loans under ASC 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•	Delinquencies and nonaccruals
•	Portfolio quality
•	Concentration of credit
•	Trends in volume of loans
•	Quality of collateral
•	Policy and procedures
•	Experience, ability, and depth of management
•	Economic trends – national and local
•	External factors – competition, legal and regulatory

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

The specific allowance for impaired loans is established for specific loans that have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other qualitative factor which may cause future losses to deviate from historical levels.

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

The following discusses the risk characteristics of each of our loan portfolio segments, commercial, mortgage warehouse lines of credit, and consumer.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Unit provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

As a separate segment of the total portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan losses purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008; there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

 These factors, along with the other qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and nonaccruals, are also considered and may have positive or negative effects on the allocated allowance.  The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for warehouse lines of credit.

Consumer

The Company’s loan portfolio consumer segment is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2013.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$47,539,033	$79,832,704	$68,620,450	$116,951,357	$12,635,067
Special Mention	-	1,406,143	19,396,574	-	1,129,111
Substandard	3,463,139	792,057	10,372,706	-	-
Doubtful	-	258,486	-	-	-
Loss	-	58,665	-		-
Total	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,674,011	$170,526
Nonperforming	92,103	-
Total	$9,766,114	$170,526

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2012.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$49,373,827	$55,498,613	$76,096,964	$284,127,530	$10,763,114
Special Mention	-	1,019,586	19,060,621	-	134,193
Substandard	5,777,494	1,064,799	7,255,109	-	-
Doubtful	540,072	282,438	-	-	-
Total	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,454,288	$189,279
Nonperforming	189,097	-
Total	$9,643,385	$189,279

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at December 31, 2013 and 2012, respectively.

Allowance for Loan Losses as of and for the year ended December 31,2013

			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for credit losses:
Beginning Bal. - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$-	$7,151,212
Provision charged to operations	(223,449)	428,176	1,206,130	(835,881)	52,570	58,176	(88)	391,028		1,076,662
Loans charged off	(561,993)	(141,356)	(453,480)	-	-	(51,910)	-	-		(1,208,739)
Recoveries of loans charged off	417	12,124	6,895	-	-	-	-	-		19,436
Ending Bal.- December 31, 2013	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$7,038,571

Ending Balance
Individually evaluated for impairment	-	293,692	1,490,169	-	-	-	-	-	-	1,783,861
Collectively evaluated for impairment	1,205,267	978,041	1,531,597	584,757	164,673	108,849	2,183	679,343	-	5,254,710

Loans receivables:
Ending Balance	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178	$9,766,114	$170,526	$-	$943,950	$373,336,082
Individually evaluated for impairment	19,930	776,101	9,130,605	-	162,012	92,103	-	-	-	10,180,751
Collectively evaluated for impairment	50,982,242	81,571,954	89,259,125	116,951,357	13,602166	9,674,011	170,526	0	943,950	363,155,331

Allowance for Loan Losses as of and for the year ended December 31,2012

			Commercial	Mortgage	Residential				Deferred	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Fees
Allowance for loan losses:
Beginning Bal. - December 31, 2011	$1,054,695	$934,642	$1,597,702	$1,122,056	$91,076	$187,352	$2,377	$544,550	$-	$5,534,450
Provision charged to operations	989,844	191,897	775,199	298,582	151,721	(6,911)	5,895	(256,235)	-	2,149,992
Loans charged off	(57,650)	(165,026)	(110,862)	-	(130,694)	(77,858)	(6,001)	-	-	(548,091)
Recoveries of loans charged off	3,403	11,276	182	-	-	-		-	-	14,861
Ending Bal. – December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$-	$7,151,212

Ending Balance
Individually evaluated for impairment	569,579	253,598	447,193	-	21,693	-	-	-	-	1,292,063
Collectively evaluated for impairment	1,420,713	719,191	1,815,028	1,420,638	90,410	102,583	2,271	288,315	-	5,859,149

Loans receivables:
Ending Balance	$55,691,393	$57,865,436	$102,412,694	$284,127,530	$10,897,307	$9,643,385	$189,279	-	$987,086	$521,814,110
Individually evaluated for impairment	2,842,031	906,526	3,952,546	-	134,193	54,904	-	-	-	7,890,200
Collectively evaluated for impairment	52,849,362	56,958,910	98,460,148	284,127,530	10,763,114	9,588,481	189,279	-	987,086	513,923,910

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

Impaired Loans Receivables (By Class) - December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2013 Average Recorded Investment	Year to Date 2013 Interest Income Recognized

With no related allowance:

Commercial
Construction	$19,930	$19,930	-	$965,268	$33,946
Commercial Business	243,840	400,297	-	258,139	5,094
Commercial Real Estate	-	-	-	1,032,115	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	263,770	420,227	-	2,255,522	39,040

Residential Real Estate	162,012	162,012	-	117,746	-

Consumer
Loans to Individuals	92,103	92,103	-	34,292	-
Other	-	-	-	-	-
Subtotal	92,103	92,103	-	34,292	-

Subtotal with no related allowance	517,885	674,342	-	2,407,560	39,040

With an allowance:

Commercial
Construction	-	-	-	246,853	-
Commercial Business	532,261	532,261	293,692	562,346	9,728
Commercial Real Estate	9,130,605	9,130,605	1,490,169	5,546,690	247,277
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,662,866	9,662,866	1,783,861	6,355,889	257,005

Residential Real Estate	-	-	-	44,196	-

Consumer
Loans to Individuals	-	-	-	4,238	-
Other	-	-	-	-	-
Subtotal	-	-	-	4,238	-

Subtotal with an allowance	9,662,866	9,662,866	1,783,861	6,404,323	257,005

Total:
Construction	19,930	19,930	-	1,212,121	33,946
Commercial Business	776,101	932,558	293,692	820,485	14,822
Commercial Real Estate	9,130,605	9,130,605	1,490,169	6,578,805	247,277
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	162,012	162,012	-	161,942	-
Consumer	92,103	92,103	-	38,530	-
Total	$10,180,751	$10,337,208	$1,783,861	$8,811,883	$296,045

Impaired Loans Receivables (By Class) - December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2012 Average Recorded Investment	Year to Date 2012 Interest Income Recognized

With no related allowance:

Commercial
Construction	$1,360,914	$1,360,914	-	$412,716	-
Commercial Business	387,950	430,632	-	474,839	9,490
Commercial Real Estate	-	-	-	321,743	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	1,748,864	1,791,546	-	1,209,298	9,490

Residential Real Estate	-	-	-	23,600	0

Consumer
Loans to Individuals	54,904	54,904	-	54,904	-
Other	-	-	-	-	-
Subtotal	54,904	54,904	-	54,904	-

Subtotal with no related allowance	1,803,768	1,846,450	-	1,287,802	-

With an allowance:

Commercial
Construction	1,481,117	1,481,117	569,579	123,426	-
Commercial Business	518,576	663,403	253,598	456,541	15,746
Commercial Real Estate	3,952,546	3,999,032	447,193	2,964,744	29,291
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,952,239	6,143,552	1,270,370	3,544,711	45,037

Residential Real Estate	134,193	134,193	21,693	287,395	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

Subtotal with an allowance	6,086,432	6,277,745	1,292,063	3,832,106	45,037

Total:
Construction	2,842,031	2,842,031	569,579	536,142	-
Commercial Business	906,526	1,094,035	253,598	931,380	25,236
Commercial Real Estate	3,952,546	3,999,032	447,193	3,286,487	29,291
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	134,193	134,193	21,693	310,995	-
Consumer	54,904	54,904	-	54,904	-
Total	$7,890,200	$8,124,195	$1,292,063	$5,119,908	$54,527

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

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2013 and 2012.

During 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$371,834	$367,034

During 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$137,028	$86,794
Commercial Real Estate	1	1,278,362	1,261,000

The following is a summary of troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2013 and 2012:

During 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
that subsequently defaulted:	None

During 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
that subsequently defaulted:
Commercial	2	$82,113

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  All of the modifications employed by the Bank during 2013 and 2012 have resulted in lower amortization payments for a limited time period without any reduction in the interest rate.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

5.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2013 and 2012 is as follows:
	December 31,
	2013	2012
Balance, beginning of year	$3,256,734	$3,077,361
Loans granted	244,198	412,581
Repayments of loans	(1,914,141)	(233,208)

Balance, end of year	$1,586,791	$3,256,734

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2013 and 2012.

6.           Premises and Equipment

Premises and equipment consist of the following:

		December 31,
	Estimated Useful Lives	2013	2012
Land		$1,797,528	$1,797,528
Building	40 Years	7,272,293	7,272,293
Leasehold improvements	10 Years	4,127,626	4,016,113
Furniture and equipment	3 – 15 Years	3,851,500	3,745,340
		17,048,947	16,831,274
Less: Accumulated depreciation		(7,005,442)	(6,200,979)
		$10,043,505	$10,630,295

Depreciation expense was $803,252 and $904,658 for the years ended December 31, 2013 and 2012, respectively.

7.           Other Real Estate Owned (“OREO”)

The Bank held three properties valued at $2,136,341 at December 31, 2013 and six properties valued at $8,332,601 at December 31, 2012.  The Company incurred impairment write-downs of $758,625 and $2,345,267 on OREO property during the years ended December 31, 2013 and 2012, respectively.  Further declines in real estate values may result in increased foreclosed real estate expense in the future.  Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.  Net OREO expenses, including impairment write-downs and sales gains and losses, amounted to $352,927 and $3,553,779 for the years ended December 31, 2013 and 2012, respectively, and are included in other operating expenses.

8.           Goodwill and Intangible Assets

Goodwill and intangible assets are included in other assets and are summarized as follows:

	2013	2012
Goodwill	$3,764,314	$3,764,314
Core deposits intangible	1,125,261	1,393,228
Total	$4,889,575	$5,157,542

Amortization expense of intangible assets was $267,967 for the years ended December 31, 2013 and  2012.

Scheduled amortization of the core deposits intangible is as follows:

2014	$258,054
2015	231,255
2016	231,255
2017	231,255
2018	173,442

$1,125,261

9.           Deposits

Deposits consist of the following:

	2013	2012
Demand
Non-interest bearing	$121,891,752	$152,334,759
Interest bearing	200,737,912	211,475,765
Savings	180,002,971	202,261,035
Time	135,919,395	141,617,916
	$638,552,030	$707,689,475

At December 31, 2013, time deposits have contractual maturities as follows:

Year	Amount
2014	$68,243,871
2015	36,221,632
2016	14,403,422
2017	10,444,467
2018	6,606,003
$135,919,395

Individual time deposits in amounts of $100,000 or greater amounted to $72,166,380 and $72,248,706 at December 31, 2013 and 2012, respectively.  As of December 31, 2013, time certificates of deposit in amounts of $100,000 or more have remaining maturities as follows:

Maturity Range	Amount
Three months or less	$10,237,908
Over three months through six months	14,215,637
Over six months through twelve months	12,948,213
Over twelve months	34,764,622
$72,166,380

10.           Borrowings

The balance of borrowings was $10,000,000 at December 31, 2013, consisting of a long-term FHLB advance of $10,000,000. The balance of borrowings was $42,400,000 at December 31, 2012, consisting of a long-term FHLB advance of $10,000,000 and overnight funds purchased of $32,400,000.

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $371,162,543, of its total assets at December 31, 2013.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2013 and 2012, the Bank had collateral at FHLB-NY to support additional borrowing of $76,255,003 and $61,358,015, respectively.  The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank that will expire on June 30, 2014, at which time it will be subject to review and renewal.

The Bank has one ten-year fixed rate convertible advances from the FHLB.  This advance, in the amount of $10,000,000 bears interest at the rate of 4.08%.  This advance is convertible quarterly at the option of the FHLB and is fully secured by marketable securities.  The FHLB advance matures on July 31, 2016. Due to the call provision, expected maturity could differ from contractual maturity.  The $32,400,000 in overnight funds purchased at December 31, 2012, had an interest rate of 0.31% and matured on January 2, 2013.

11.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.89285% at December 31, 2013). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

12.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

	2013	2012
Federal-
Current	$655,751	$3,089,047
Deferred	1,205,078	(1,415,505)
	1,860,829	1,673,542
State-
Current	144,702	675,260
Deferred	279,831	(376,837)
	424,533	298,423
	$2,285,362	$1,971,965

A comparison of income tax expense at the Federal statutory rate in 2013 and 2012 to the Company’s provision for income taxes is as follows:

	2013	2012

Federal income tax	$2,742,253	$2,391,039
Add (deduct) effect of:
State income taxes net of federal income tax effect	280,192	196,959
Tax-exempt interest income	(751,164)	(570,292)
Bank-owned life insurance	(155,403)	(152,158)
Other items, net	169,484	106,417
Provision for income taxes	$2,285,362	$1,971,965

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2013	2012
Deferred tax assets (liabilities):
Write-downs and expenses of OREO	$100,044	$1,443,644
Allowance for loan losses	2,811,205	2,856,194
Unrealized gain on securities available for sale	1,060,098	(571,763)
SERP Liability	1,823,427	1,737,663
Other than temporary impairment loss	170,321	170,321
Depreciation	172,840	334,896
Nonaccrual interest	159,263	144,742
Pension liability	(11,721)	65,493
Other	110,963	145,512
Net deferred tax assets	$6,396,440	$6,326,702

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

13.           Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

Year ended December 31, 2013:
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) on available for sale securities	$(2,992,624)	$1,060,098	$(1,932,526)
Reclassification adjustment for (gains) realized in income	--	--	--
Other comprehensive (loss) on available for sale securities	(2,992,624)	1,060,098	(1,932,526)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	27,236	(11,721)	15,515

Total other comprehensive (loss)	$(3,466,332)	$1,218,698	$(2,247,634)

Year ended December 31, 2012:
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains on available for sale securities	$1,806,967	$(571,763)	$1,235,204
Reclassification adjustment for (gains) realized in income	--	--	--
Other comprehensive (loss) gain on available for sale Securities	1,806,967	(571,763)	1,235,204

Unrealized impairment (loss) on held to maturity security:	(500,944)	170,321	(330,623)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	(165,781)	65,493	(100,288)

Total other comprehensive gain (loss)	$1,140,242	$(335,949)	$804,293

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding (Losses) Gains on Available for Sale Securities	Unrealized Impairment Loss On Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$1,530,078	$(330,623)	$(107,993)	$1,091,462
Other comprehensive income (loss) before reclassifications	(294,874)	-	7,705	(287,169)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(294,874)	-	7,705	(287,169)
Balance, December 31, 2012	1,235,204	(330,623)	(100,288)	804,293
Other comprehensive income (loss) before Reclassifications	(3,167,730)	-	115,803	(3,051,927)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(3,167,730)	-	115,803	(3,051,927)
Balance, December 31, 2013	$(1,932,526)	$(330,623)	$15,515	$(2,247,634)

14.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(K) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2013 and 2012 up to 6% of base compensation.  Employer contributions to the plan amounted to $229,464 in 2013 and $204,918 in 2012.

Benefit Plans

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  The present value of the benefits accrued under these plans as of December 31, 2013 and 2012 is approximately $4,538,179 and $4,517,757, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense of $213,438and $568,215 is included in the accompanying consolidated statements of income for the years ended December 31, 2013 and 2012, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $15.5 million and $15.0 million as of December 31, 2013 and 2012, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

	2013	2012
Change in Benefit Obligation
Liability for pension, beginning	$4,517,757	$3,952,450
Service cost	273,676	247,293
Interest cost	199,200	200,290
Actuarial (gain) loss	(452,454)	117,724
Benefits paid	-	-
Liability for pension, ending	$4,538,179	$4,517,757

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$(4,538,179)	$(4,517,757)
Net actuarial gain included in accumulated other comprehensive income	(27,236)	157,336
Prior service cost included in accumulated other comprehensive income	-	8,445
Net recognized pension liability	$(4,565,415)	$(4,351,977)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,538,179	$4,517,757
Accumulated benefit obligation	4,211,047	3,380,461

Components of Net Periodic Benefit Cost	2013	2012
Service cost	$273,676	$247,293
Interest cost	199,200	200,290
Amortization of prior service cost	(267,883)	99,432
Recognized net actuarial gain	8,445	21,201
Net periodic benefit expense	$213,438	$568,216
The net periodic benefit cost for the year ended December 31, 2014 is projected to be $407,313.

During the year ended December 31, 2014, actuarial (gains) of $(19,943) is expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2013	2012
Discount Rate	4.9%	6.00%
Salary Scale	4.0%	4.00%

Projected Annual Benefit Payments*
2014	$730,141
2015	$3,906,536
2016	$-
2017	$873,279
2018	$-
2019-2022	$-

* Represents management’s expectation as of December 31, 2013 as to when such payments will be made.

15.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 440,701 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2013, there were 393,466 shares of common stock available for future grants under the Stock Plans, of which 343,540 shares are available for future grant under the 2013 Equity Incentive Plan and 49,926 shares are available for future grant under the 2006 Directors Stock Plan.

Stock-based compensation expense related to stock options was $101,330 and $99,152 for the years ended December 31, 2013 and 2012, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2013 and 2012 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	206,751	$9.20
Granted	28,007	6.11
Exercised	(9,040)	7.43
Forfeited	-	-
Expired	(3,824)	7.95
Outstanding at December 31, 2012	221,894	8.91	6.2	$193,917
Granted	25,305	8.06
Exercised	(11,601)	8.86
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2013	235,598	$8.81	5.6	$623,916

Exercisable at December 31, 2013	174,965	$9.44	4.8	$381,551

The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2013 and 2012 was $27,826 and $16,122, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2013:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.92 to $6.21	62,000	7.9	$6.15	31,598	7.8	$6.16
$6.79 to $10.75	110,080	6.5	$8.06	79,849	5.7	$8.14
$11.51 to $13.77	63,518	2.1	$12.70	63,518	2.1	$12.70
	235,598	5.6	$8.81	174,965	4.8	$9.44

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2013 and 2012 are as follows:

	January 2013	January 2012
Fair value of options granted	$2.69	$2.20
Risk-free rate of return	0.81%	0.84%
Expected option life in years	7	7
Expected volatility	30.82%	31.48%
Expected dividends (1)	-	-

   (1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2013, there was approximately $124,889 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2013 and 2012 (as adjusted to reflect the 5% stock dividend declared in December 2012 and the 5% stock dividend declared in December 2011):

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at January 1, 2012	159,341	$6.54
Granted	47,034	8.73
Vested	(65,800)	8.38
Forfeited	-	-
Non-vested at December 31, 2012	140,575	6.41
Granted	45,093	9.75
Vested	(49,178)	8.97
Forfeited	-	-
Non-vested at December 31, 2013	136,490	$6.59

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $399,866 and $375,606 for the years ended December 31, 2013 and 2012.

As of December 31, 2013, there was approximately $851,159 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

16.           Commitments and Contingencies

As of December 31, 2013, future minimum rental payments under non-cancelable operating leases are as follows:
2014	$948,922
2015	807,645
2016	754,435
2017	750,057
2018	594,576
Thereafter	1,701,268
$5,556,903

Rent expense aggregated $1,151,243 and $1,303,584 for the years ended December 31, 2013 and 2012, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $328,167,129 and $160,459,141 to its borrowers as of December 31, 2013 and December 31, 2012, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $2,212,009 at December 31, 2013 and $1,620,362 at December 31, 2012.  The current amount of the liability as of December 31, 2013 and 2012 for guarantors under standby letters of credit is not material.

The Bank also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales contracts was approximately $23.7 million at December 31, 2013 and $36.0 million at December 31, 2012.  Changes in fair value of the forward sales contracts, and the related loan origination commitments and closed loans, were not significant at December 31, 2013 and 2012.

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

17.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Marketing	$294,663	$185,738
Equipment	884,092	862,765
Telephone	364,059	351,183
Regulatory, professional and other consulting fees	1,104,037	726,556
Amortization of intangible assets	267,966	267,967
Other expenses	1,412,459	1,295,440
	$4,327,276	$3,689,649

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2013, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2013 and 2012 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Company
Total Capital to Risk Weighted Assets	$89,532,373	19.29%	$37,123,200	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	83,716,373	18.04%	18,561,600	>4%	N/A	N/A
Tier I Capital to Average Assets	83,716,373	10.89%	30,757,840	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$87,253,384	18.80%	$37,123,200	>8%	$46,404,000	>10%
Tier I Capital to Risk Weighted Assets	81,437,384	17.55%	18,561,600	>4%	27,842,400	>6%
Tier I Capital to Average Assets	81,437,384	10.59%	30,757,840	>4%	38,447,300	>5%

As of December 31, 2012
Company
Total Capital to Risk Weighted Assets	$81,213,909	12.98%	$50,044,960	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	74,062,697	11.84%	25,022,480	>4%	N/A	N/A
Tier I Capital to Average Assets	74,062,697	9.29%	31,881,576	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$78,621,740	12.57%	$50,044,960	>8%	$62,556,200	>10%
Tier I Capital to Risk Weighted Assets	71,470,528	11.43%	25,022,480	>4%	37,533,720	>6%
Tier I Capital to Average Assets	71,470,528	9.05%	31,604,458	>4%	39,505,573	>5%

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

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 255,540 shares of common stock of the Company at a price of $7.044 per share.

Certain terms and conditions of the warrant issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.  However, the two warrants still provide for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock.  The two warrants remain outstanding, are immediately exercisable and continue to have an expiration date of December 23, 2018, which was the expiration date of the warrant originally issued to the Treasury.

The new warrants qualify and are accounted for as permanent equity on the Company’s balance sheet.

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

In July 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value. During the year ended December 31, 2013, the Company repurchased 12,355 shares for an aggregate price of approximately $110,797. During the year ended December 31, 2012, the Company repurchased 2,337 shares for an aggregate price of approximately $20,916.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$19,994,430	$1,515,270	$-	$21,509,700
Residential collateralized mortgage obligations GSE	-	3,681,792	-	3,681,792
Residential collateralized mortgage obligations – non GSE	-	2,826,396	-	2,826,396
Residential mortgage backed securities - GSE	-	31,965,947	-	31,965,947
Obligations of State and Political subdivisions	-	19,646,044	-	19,464,044
Trust preferred debt securities - single issuer	-	2,013,100	-	2,013,100
Corporate debt securities	-	16,517,728	-	16,517,728
Restricted stock	-	1,013,100	-	1,013,100
Mutual fund	-	25,000	-	25,000

December 31, 2012:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$27,923,670	$1,571,865	$-	$29,495,535
Residential collateralized mortgage obligations GSE	-	6,632,665	-	6,632,665
Residential collateralized mortgage obligations – non GSE	-	3,924,182	-	3,924,182
Residential mortgage backed securities - GSE	-	26,489,335	-	26,489,335
Obligations of State and Political subdivisions	-	20,682,301	-	20,682,301
Trust preferred debt securities - single issuer	-	1,998,366	-	1,998,366
Corporate debt securities	-	18,100,281	-	18,100,281
Restricted stock	-	2,493,300	-	2,493,300
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012 are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013:
Impaired loans	-	-	$7,879,005	$7,879,005
Other real estate owned	-	-	209,937	209,937

December 31, 2012:
Impaired loans	-	-	$4,794,369	$4,794,369
Other real estate owned	-	-	6,568,781	6,568,781

Impaired loans, measured at fair value and included in the above table, consisted of 17 loans having an aggregate balance of $10,088,648 and specific loan loss allowances of $1,783,861 at December 31, 2013 and 16 loans having an aggregate balance of $6,086,432 and specific loan loss allowances of $1,292,063 at December 31, 2012.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013

Impaired loans	$7,879,005	Appraisal of collateral (1)	Appraisal adjustments (2)	5-15% (8.8%)

Other real estate owned	$209,937	Appraisal of collateral (1)	Appraisal adjustments (2)	5-45% (21.7%)

December 31, 2012

Impaired loans	$4,794,369	Appraisal of collateral (1)	Appraisal adjustments (2)	5-15% (9.7%)

Other real estate owned	$6,568,781	Appraisal of collateral (1)	Appraisal adjustments (2)	10-50% (32.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The estimated fair values, and the recorded book balances, at December 31, 2013 were as follows:

December 31, 2013
	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Cash and cash equivalents	$69,278,771	$69,278,771	-	-	$69,278,771
Securities available for sale	99,198,807	19,994,430	79,204,377	-	99,198,807
Securities held to maturity	152,816,815	-	153,629,773	-	153,629,773
Loans held for sale	10,923,689	-	10,924,000	-	10,924,000
Loans	366,297,511	-	-	372,548,000	372,548,000
Accrued interest receivable	2,542,602	-	2,542,602	-	2,542,602
Deposits	(638,552,030)	-	(639,539,000)	-	(639,539,000)
Borrowings	(10,000,000)	-	(11,148,000)	-	(11,148,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(883,212)	-	(883,212)	-	(883,212)

December 31, 2012
	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Cash and cash equivalents	$14,044,921	$14,044,921	-	-	$14,044,921
Securities available for sale	109,840,965	27,923,670	81,917,295	-	109,840,965
Securities held to maturity	116,027,900	-	121,839,363	-	121,839,363
Loans held for sale	35,960,262	-	35,960,262	-	35,960,262
Loans	514,662,898	-	-	515,577,788	515,577,788
Accrued interest receivable	2,872,099	-	2,872,099	-	2,872,099
Deposits	(707,689,475)	-	(709,678,000)	-	(709,678,000)
Borrowings	(42,400,000)	-	(43,906,000)	-	(43,906,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(1,057,779)	-	(1,057,779)	-	(1,057,779)

Loan commitments and standby letters of credit as of December 31, 2013 and 2012 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

21.           Condensed Financial Statements of 1st Constitution Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Cash	$55,409	$271,638
Investment securities available for sale	557,000	557,000
Investment in subsidiaries	84,079,325	80,461,566
Other assets	2,223,580	2,320,328
Total Assets	$86,915,314	$83,610,532

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557,000	$18,557,000
Shareholders’ equity	68,358,314	65,053,532
Total Liabilities and Shareholders’ Equity	$86,915,314	$83,610,532

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012
Income:
Interest	$11,464	$14,541
Total Income	11,464	14,541

Expense:
Interest	362,961	397,920
Total Expense	362,961	397,920

Loss before income taxes and equity in undistributed income of subsidiaries	(351,497)	(383,379)
Federal income tax benefit	(120,188)	(131,232)

Loss before equity in undistributed income of subsidiaries	(231,309)	(252,147)
Equity in undistributed income of subsidiaries	6,011,397	5,312,651
Net Income	5,780,088	5,060,504
Equity in other comprehensive loss of subsidiaries	(3,051,927)	(287,169)
Comprehensive Income	$2,728,161	$4,773,335

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2013	2012
Operating Activities:
Net Income	$5,780,088	$5,060,504
Adjustments:
Decrease (increase) in other assets	96,748	(134,972)
Equity in undistributed income of subsidiaries	(6,011,397)	(5,312,651)
Net cash used in operating activities	(134,561)	(387,119)

Cash Flows From Investing Activities:
Investment in subsidiary	(574,213)	(5,181,472)
Net cash (used in) investing activities	(574,213)	(5,181,472)

Cash Flows From Financing Activities:
Issuance of common stock, net	603,342	5,303,840
Purchase of treasury stock	(110,797)	(122,570)
Net cash provided by financing activities	492,545	5,181,470

Net (decrease) in cash	(216,229)	(387,321)
Cash at beginning of year	271,638	658,959
Cash at end of year	$55,409	$271,638

22.           Unaudited Quarterly Financial Data

The following sets forth a condensed summary of the Company’s quarterly results of operations:

	2013
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$6,999,053	$7,338,854	$7,182,252	$7,471,838
Interest expense	1,011,952	1,033,832	1,061,623	1,147,482
Net interest income	5,987,101	6,305,022	6,120,629	6,324,356
Provision for loan losses	299,998	539,998	236,666	0
Net interest income after provision
for loan losses	5,687,103	5,765,024	5,883,963	6,324,356
Non-interest income	1,154,274	1,616,548	1,447,859	1,608,563
Non-interest expense	4,923,489	5,253,483	5,162,300	6,082,968
Income before income taxes	1,917,888	2,128,089	2,169,522	1,849,951
Income taxes	543,386	604,851	612,492	524,633
Net income	$1,374,502	$1,523,238	$1,557,030	$1,325,318

Net income per common share :
Basic	$0.24	$0.25	$0.26	$0.22
Diluted	$0.23	$0.25	$0.25	$0.22

	2012
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$8,408,534	$8,486,646	$7,907,189	$8,034,267
Interest expense	1,225,923	1,242,244	1,279,267	1,403,708
Net interest income	7,182,611	7,244,402	6,627,922	6,630,559
Provision for loan losses	499,998	499,998	549,998	559,998
Net interest income after provision
For loan losses	6,682,613	6,744,404	6,077,924	6,030,561
Non-interest income	1,597,670	1,316,727	1,187,966	1,165,165
Non-interest expense	6,600,896	6,183,174	5,373,974	5,612,517
Income before income taxes	1,679,387	1,877,957	1,891,916	1,583,209
Income taxes	438,642	523,038	593,808	416,477
Net income	$1,240,745	$1,354,919	$1,298,108	$1,666,732

Net income per common share :
Basic	$0.21	$0.25	$0.24	$0.22
Diluted	$0.20	$0.25	$0.24	$0.22

23.           Subsequent Event

On February 7, 2014 at 3:30 p.m. (the “Effective Time”), the Company and the Bank closed on the merger of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“RFHB”), with and into the Bank, with the Bank continuing as the surviving entity (the “2014 Merger”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated August 14, 2013 and as amended on September 19, 2013 (the “Merger Agreement”), by and between the Company, the Bank and RFHB.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of RFHB common stock issued and outstanding immediately prior to the Effective Time was converted into and became the right to receive, at the election of the holder, either 0.7772 shares of common stock of the Company, $7.50 in cash or a combination of cash and shares of common stock of the Company, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of common stock of the Company. Cash was paid in lieu of fractional shares. In the aggregate, the Company paid approximately $14,770,000 in cash and issued 1,019,242 shares of common stock of the Company as 2014 Merger consideration to RFHB shareholders.  Included in the cash and stock consideration amounts were a total of $98,919  that was used to cash out outstanding options to acquire shares of RFHB common stock and 5,829 shares of common stock of the Company that were issued in exchange for restricted stock awards for RFHB common stock. Cash used as consideration in the 2014 Merger was provided by the Bank from existing cash assets.

As of December 31, 2013, RFHB had approximately $230 million in assets, approximately $149 million in loans and approximately $200 million in deposits. RFHB operated five offices in Monmouth County, New Jersey which became branches of the Bank as a result of the 2014 Merger. The 2014 Merger will be accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price will be allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired will be recorded as goodwill. The financial information regarding RFHB is unaudited and is subject to adjustment.

The pro forma net interest income and non-interest income of the combined banks for the year ended December 31, 2013 as if the acquisition had occurred on January 1, 2013 (the first day of the Company’s 2013 fiscal year) is approximately $37.8 million.  The pro forma assets, loans and deposits of the combined banks as of December 31, 2013 as if the acquisition had occurred on December 31, 2013 is as follows: approximately $972.6 million in assets, approximately $513.9 million in loans and approximately $838.9 million in deposits. As indicated above, the financial information regarding RFHB is unaudited and is subject to adjustment. The pro forma net interest income and non-interest income is not indicative of the future net interest income and non-interest income of the combined banks, and the pro forma assets, loans and deposits are not indicative of the future assets, loans and deposits of the combined banks. Due to the limited time since the completion of the 2014 Merger, the remaining disclosures for this business combination are incomplete as of March 31, 2014. As such, it is impracticable for the Company to include pro forma earnings and the purchase price allocation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 31, 2014	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 31, 2014
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 31, 2014
Charles S. Crow, III /s/ DAVID C. REED	Director	March 31, 2014
David C. Reed /s/ WILLIAM M. RUE	Director	March 31, 2014
William M. Rue /s/ FRANK E. WALSH, III	Director	March 31, 2014
Frank E. Walsh, III /s/ JOHN P. COSTAS	Director	March 31, 2014
John P. Costas /s/ JOSEPH M. REARDON	Senior Vice President and Treasurer	March 31, 2014
Joseph M. Reardon	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(i)(B)
Certificate of Amendment to the Certificate of Incorporation increasing the number of shares designated as Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 23, 2008)

3	(i)(C)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on December 23, 2008)

3	(ii)(A)		Bylaws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.3
Subscription Agent Agreement, dated as of September 5, 2012, between 1st Constitution Bancorp and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

4.4
Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.5 to 1st Constitution’s Form 10-K filed with the SEC on March 22, 2013)

4.5
Warrant, dated November 23, 2011, to purchase shares of 1st Constitution Bancorp common stock (incorporated by reference to Exhibit 4.6 to 1st Constitution’s Form 10-K filed with the SEC on March 22, 2013)

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
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on April 15, 2008)

10.21	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.22	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed with the SEC on July 14, 2010)

10.23	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2014)

10.24
Agreement and Plan of Merger, dated as of August 14, 2013, by and between 1st Constitution Bancorp, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013).

10.25
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013).

14		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 25, 2004)

21	*	Subsidiaries of the Company

23.1	*	Consent of BDO USA LLP as Independent Registered Public Accounting Firm

23.2	*	Consent of ParenteBeard LLC as Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

Exhibit No.		Description

32	*
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

___________________________
*      Filed herewith.
#      Management contract or compensatory plan or arrangement.