Form 10-Q
period 2014-03-31
1ST CONSTITUTION BANCORP
filed 2014-05-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of May 7, 2014, there were 7,084,725 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CASH AND DUE FROM BANKS	$108,819,056	$69,267,345
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	100,000	11,426
Total cash and cash equivalents	108,919,056	69,278,771
INVESTMENT SECURITIES:
Available for sale, at fair value	117,630,716	99,198,807
Held to maturity (fair value of $155,795,659 and $153,629,773 at March 31, 2014 and December 31, 2013, respectively)	152,734,559	152,816,815
Total investment securities	270,365,275	252,015,622
LOANS HELD FOR SALE	3,253,009	10,923,689
LOANS	531,405,382	373,336,082
Less- Allowance for loan losses	(7,030,842)	(7,038,571)
Net loans	524,374,540	366,297,511
PREMISES AND EQUIPMENT, net	12,370,225	10,043,505
ACCRUED INTEREST RECEIVABLE	2,943,400	2,542,602
BANK-OWNED LIFE INSURANCE	20,783,304	16,183,574
OTHER REAL ESTATE OWNED	2,136,341	2,136,341
GOODWILL AND INTANGIBLE ASSETS	13,673,821	4,889,575
OTHER ASSETS	8,271,642	8,013,897
Total assets	$967,090,613	$742,325,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$166,747,113	$121,891,752
Interest bearing	672,251,094	516,660,278
Total deposits	838,998,207	638,552,030
BORROWINGS	20,978,549	10,000,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	937,278	883,212
ACCRUED EXPENSES AND OTHER LIABILITIES	6,355,156	5,974,531
Total liabilities	885,826,190	673,966,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 7,084,725 and 6,033,683 shares issued and 7,063,996 and 6,016,845 shares outstanding as of March 31,2014 and December 31, 2013, respectively	60,825,466	49,403,450
Retained earnings	22,016,093	21,374,381
Treasury Stock, 20,729 shares and 16,838 shares at March 31, 2014 and December 31, 2013, respectively	(211,727)	(171,883)
Accumulated other comprehensive (loss)	(1,365,409)	(2,247,634)
Total shareholders’ equity	81,264,423	68,358,314
Total liabilities and shareholders’ equity	$967,090,613	$742,325,087

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Loans, including fees	$6,238,439	$5,972,195
Securities:
Taxable	1,121,584	937,085
Tax-exempt	580,981	512,878
Federal funds sold and short-term investments	55,291	49,680
Total interest income	7,996,295	7,471,838

INTEREST EXPENSE:
Deposits	898,731	956,336
Borrowings	115,578	103,273
Redeemable subordinated debentures	85,107	87,873
Total interest expense	1,099,416	1,147,482
Net interest income	6,896,879	6,324,356
PROVISION FOR LOAN LOSSES	499,998	-
Net interest income after provision for loan losses	6,396,881	6,324,356

NON-INTEREST INCOME:
Service charges on deposit accounts	219,116	223,066
Gain on sales of loans	739,581	731,709
Income on Bank-owned life insurance	129,151	112,608
Other income	549,134	541,180
Total other income	1,636,982	1,608,563

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,587,905	3,352,863
Occupancy expense	826,195	677,806
Data processing expenses	316,049	301,382
FDIC insurance expense	150,000	19,687
Other real estate owned expenses	41,432	545,505
Merger-related expenses	1,422,723	-
Other operating expenses	1,001,721	1,185,725
Total other expenses	7,346,025	6,082,968

Income before income taxes	687,838	1,849,951
INCOME TAXES	46,126	524,633
Net income	$641,712	$1,325,318

NET INCOME PER COMMON SHARE:
Basic	$0.09	$0.22
Diluted	$0.09	$0.22

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	$6,756,782	$5,895,763
Diluted	$6,942,943	$6,034,779

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2014	2013
Net Income	$641,712	$1,325,318

Other comprehensive income (loss) :

Unrealized holding gains (losses) on securities available for sale	1,215,201	(781,959)
Tax effect	(370,936)	348,924
Net of tax amount	844,265	(433,035)

Pension liability	63,266	3,220
Tax effect	(25,306)	(1,295)
Net of tax amount	37,960	1,925

Total other comprehensive income (loss)	882,225	(431,110)

Comprehensive income	$1,523,937	$894,208

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532
Issuance of vested shares under employee benefit program (9,307 shares)	187,383				187,383
Share-based compensation	25,187				25,187
Treasury stock purchased (5,224 shares)			(47,230)		(47,230)
Net Income for the three month ended March 31, 2013		1,325,318			1,325,318
Other comprehensive (loss)				(431,110)	(431,110)
Balance, March 31, 2013	$48,928,602	$16,919,611	$(108,316)	$373,183	$66,113,080

Balance, January 1, 2014	$49,403,450	$21,374,381	$(171,883)	$(2,247,634)	$68,358,314
Issuance of vested shares under employee benefit program (31,800 shares)	224,173				224,173
Share-based compensation	37,143				37,143
Treasury stock purchased (3,891 shares)			(39,844)		(39,844)
Acquisition of Rumson Fair Haven Bank (1,019,242 shares)	11,160,700				11,160,700
Net income for the three months ended March 31, 2014		641,712			641,712
Other comprehensive income				882,225	882,225

Balance March 31, 2014	$60,825,466	$22,016,093	$(211,727)	$(1,365,409)	$81,264,423

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$641,712	$1,325,318
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	499,998	-
Provision for loss on other real estate owned	-	662,918
Depreciation and amortization	487,771	270,912
Net amortization of premiums and discounts on securities	240,729	314,201
Gains on sales of other real estate owned	-	(308,010)
Gains on sales of loans held for sale	(739,581)	(731,709)
Originations of loans held for sale	(15,191,079)	(44,012,744)
Proceeds from sales of loans held for sale	23,601,340	49,987,702
Income on Bank – owned life insurance	(129,151)	(112,608)
Share-based compensation expense	37,143	170,114
Decrease in accrued interest receivable	195,814	458,333
Decrease in other assets	231,587	531,820
Decrease in accrued interest payable	(93,308)	(47,298)
Decrease in accrued expenses and other liabilities	(233,905)	(255,455)
Net cash provided by operating activities	9,549,070	8,253,494
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	-	(12,761,368)
Held to maturity	(4,178,849)	-
Proceeds from maturities and prepayments of securities -
Available for sale	12,660,541	5,417,275
Held to maturity	4,167,587	10,241,275
Net (increase) decrease in loans	(15,056,113)	103,647,874
Capital expenditures	(20,793)	(68,309)
Net cash received in the acquisition	21,375,071	-
Proceeds from sales of other real estate owned	-	1,683,830
Net cash provided by investing activities	18,947,444	108,160,577
FINANCING ACTIVITIES:
Issuance of vested shares	224,173	187,383
Purchase of Treasury Stock	(39,844)	(47,230)
Net increase in demand, savings and time deposits	10,959,442	3,240,282
Net increase (decrease) in borrowings	-	(32,400,000)

Net cash provided by (used in) financing activities	11,143,771	(29,019,565)
Increase in cash and cash equivalents	39,640,285	87,394,506
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	69,278,771	14,044,921
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$108,919,056	101,439,427
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,219,917	$1,194,780
Income taxes	192,223	750,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	$2,001,025
Acquisition of Rumson Fair Haven Bank
Noncash assets acquired:
Investment securities available for sale	$30,024,458
Loans	143,714,377
Accrued interest receivable	596,612
Premises and equipment, net	2,551,939
Goodwill	7,698,427
Core deposit intangible	1,188,836
Bank-owned life insurance	4,470,579
Other assets	885,576
	191,130,804

Liabilities assumed:
Deposits	189,490,005
Borrowings	11,030,000
Other liabilities	825,170
	201,345,175

Common stock issued as consideration	$11,160,700

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
March 31, 2014 (Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp., 249 New York Avenue, LLC, and RFHB Investment Company.  1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Acquisition of Rumson-Fair Haven Bank and Trust Company

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“Rumson”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,242 shares of its common stock and paid $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates using information available at the date of the merger, including the use of a third party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the merger. The following table summarizes the estimated fair value of the acquired assets and liabilities.

($ in thousands)	Amount

Consideration paid:
Company stock issued	$11,161
Cash payment	14,770
Total consideration paid	25,931

Recognized amounts of identifiable assets and liabilities assumed at fair value:
Cash and cash equivalents	36,045
Short-term investments	100
Securities available for sale	30,024
Loans	143,714
Premises and equipment, net	2,552
Identifiable intangible assets	1,189
Bank-owned life insurance	4,471
Accrued interest receivable and other assets	1,483
Deposits	(189,490)
Borrowings	(11,030)
Other liabilities	(825)
Total identifiable assets	18,233

Goodwill	$7,698

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete.  During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  During the measurement period, the acquirer also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.  The measurement period may not exceed one year from the acquisition date.  As of March 31, 2014, independent appraisals of branch office real estate and leases had not been completed and the fair value of these assets and liabilities had not been determined.

Loans and leases acquired in the Rumson acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover of Rumson’s allowance for loan losses. The fair values of loans acquired from Rumson were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

At the acquisition date, the Company recorded $141.1 million of loans without evidence of credit quality deterioration and $2.6 million of loans with evidence of credit quality deterioration. The following table summarizes the composition of the loans acquired and recorded at fair value.

	At February 7, 2014
($ in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total

Commercial
Construction	$11,920	-	$11,920
Commercial Real Estate	62,398	1,832	64,230
Commercial Business	18,086	368	18,454
Residential Real Estate	32,743	180	32,923
Consumer	15,953	234	16,187
Total	$141,100	$2,614	$143,714

The following is a summary of the loans acquired with evidence of deteriorated credit quality in the Rumson acquisition as of the closing date.

($ in thousands)	Acquired Credit Impaired Loans

Contractually required principal and interest at acquisition	$4,451
Contractual cash flows not expected to be collected (non-accretable difference)	1,543

Expected cash flows at acquisition	2,908
Interest component of expected cash flows (accretable difference)	294

Fair value of acquired loans	$2,614

The core deposit intangible totaled $1.2 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The following table presents the projected amortization of the core deposits intangible for each period presented :

($ in thousands)
2014	$216
2015	195
2016	173
2017	151
2018	130
Thereafter	324

$1,189

The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2014, the Company incurred $1.4 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Rumson operations included in our Consolidated Statements of Income from the date of the acquisition (i.e., February 7, 2014) through March 31, 2014 under the column “Actual from acquisition date to March 31, 2014.”  In addition, the table provides unaudited condensed pro forma financial information assuming that the Rumson acquisition had been completed as of January 1, 2013. In the table below, merger-related expenses of $1.7 million were excluded from pro forma non-interest expenses for the three months ended March 31, 2014.  Income taxes were also adjusted to exclude income tax benefits of $462,000 related to the merger expenses for the three months ended March 31, 2014.

The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma financial information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Rumson’s operations. The pro forma financial information reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Actual from acquisition date to March 31, 2014	Pro Forma for the three months ended March 31, 2014	Pro Forma for the three months ended March 31, 2013
	(in thousands, except per share amounts)

Net interest income	$1,076	$7,696	$8,007
Non-interest income	41	1,686	1,898
Non-interest expenses	473	7,145	7,432
Income taxes	240	623	756
Net income	399	1,614	1,717
Earnings per share – Fully diluted		$0.22	$0.24

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

	Three Months Ended March 31, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$641,712	6,756,782	$0.09
Effect of dilutive securities:
Stock options, warrants and unvested restricted stock awards		186,161
Diluted EPS:
Net income plus assumed conversion	$641,712	6,942,943	$0.09

	Three Months Ended March 31, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,325,318	5,895,763	$0.22
Effect of Dilutive Securities:
Stock options, warrants and unvested restricted stock awards		139,016
Diluted EPS:
Net income plus assumed conversions	$1,325,318	6,034,779	$0.22

 For the three months ended March 31, 2014 and 2013, 87,296 and 30,500 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common shares.

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,429,804	$-	$(661,119)	$10,768,685
Residential collateralized mortgage obligations- GSE	4,382,539	112,206	(49,956)	4,444,789
Residential collateralized mortgage obligations- non GSE	3,154,429	54,710	(5,781)	3,203,358
Residential mortgage backed securities – GSE	30,427,673	869,202	(342,213)	30,954,662
Obligations of State and Political subdivisions	22,182,476	200,338	(1,900,821)	20,481,993
Trust preferred debt securities – single issuer	2,469,574	-	(401,174)	2,068,400
Corporate debt securities	43,626,642	384,940	(37,753)	43,973,829
Restricted stock	1,710,000	-	-	1,710,000
Mutual fund	25,000	-	-	25,000
	$119,408,137	$1,621,396	$(3,398,817)	$117,630,716

March 31, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,512,570	$-	$1,512,570	$6,130	$-	$1,518,700
Residential collateralized mortgage obligations – GSE	14,077,130	-	14,077,130	424,788	-	14,501,918
Residential collateralized mortgage obligations – non – GSE	10,210,560	-	10,210,560	263,511	(247)	10,473,824
Residential mortgage backed securities – GSE	63,465,847	-	63,465,847	1,021,862	(239,185)	64,248,524
Obligations of State and
Political subdivisions	62,309,859	-	62,309,859	1,761,685	(765,477)	63,306,067
Trust preferred debt securities-pooled	656,661	(500,944)	155,717	583,269	-	738,986
Corporate debt securities	1,002,876	-	1,002,876	4,764	-	1,007,640
	$153,235,503	$(500,944)	$152,734,559	$4,066,009	$(1,004,909)	$155,795,659

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$22,386,761	$33,213	$(910,274)	$21,509,700
Residential collateralized mortgage obligations- GSE	3,547,404	134,388	-	3,681,792
Residential collateralized mortgage obligations- non GSE	2,782,843	52,227	(8,674)	2,826,396
Residential mortgage backed securities - GSE	31,532,051	872,169	(438,273)	31,965,947
Obligations of State and Political subdivisions	22,206,959	149,959	(2,710,874)	19,646,044
Trust preferred debt securities-single issuer	2,468,839	-	(455,739)	2,013,100
Corporate debt securities	16,228,474	318,590	(29,336)	16,517,728
Restricted stock	1,013,100	-	-	1,013,100
Mutual fund	25,000	-	-	25,000
	$102,191,431	$1,560,546	$(4,553,170)	$99,198,807

December 31, 2013	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,524,860	$-	$1,524,860	$10,310	$-	$1,535,170
Residential collateralized mortgage obligations-GSE	14,803,739	-	14,803,739	379,815	-	15,183,554
Residential collateralized mortgage obligations-non- GSE	10,682,363	-	10,682,363	119,777	(27,526)	10,774,614
Residential mortgage backed securities – GSE	65,240,620	-	65,240,620	611,062	(387,034)	65,464,648
Obligations of State and Political subdivisions	59,400,916	-	59,400,916	1,399,938	(1,296,357)	59,504,497
Trust preferred debt securities - pooled	656,662	(500,944)	155,718	-	(6,863)	148,855
Corporate debt securities	1,008,599	-	1,008,599	9,836	-	1,018,435
	$153,317,759	$(500,944)	$152,816,815	$2,530,738	$(1,717,780)	$153,629,773

Restricted stock at March 31, 2014 and December 31, 2013 consisted of $1,710,000 and $1,013,100, respectively, of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Residential mortgage backed securities-GSE	386	387
Obligations of State and Political subdivisions	374,530	375,968
Corporate Debt Securities	16,325,561	16,333,666
Restricted Stock	1,710,000	1,710,000
Mutual Fund	25,000	25,000
	$18,435,477	$18,445,021
Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”)and agencies	$1,545,381	$1,523,385
Residential collateralized mortgage obligations –non GSE	541,290	543,378
Residential mortgage backed securities-GSE	7,007,116	6,919,178
Obligations of State and Political subdivisions	110,000	110,231
Corporate Debt Securities	25,195,136	25,575,393
	$34,398,923	$34,671,565
Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$9,884,423	$9,245,300
Residential collateralized mortgage obligations -GSE	116,140	123,862
Residential mortgage backed Securities - GSE	7,914,672	7,990,787
Obligations of State and Political Subdivisions	4,871,859	4,865,849
Corporate Debt Securities	1,020,784	1,016,250
	$23,807,878	$23,242,048
Due after ten years
Residential collateralized mortgage obligations -GSE	$4,266,399	$4,320,927
Residential collateralized mortgage obligations –non GSE	2,613,139	2,659,980
Residential mortgage backed securities - GSE	15,505,499	16,044,310
Obligations of State and Political subdivisions	16,826,087	15,129,945
Corporate Debt Securities	1,085,161	1,048,520
Trust Preferred Debt Securities	2,469,574	2,068,400
	$42,765,858	$41,272,081

Total	$119,408,137	$117,630,716

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored Corporations (“GSE”) and agencies	$1,512,570	$1,518,700
Obligations of State and Political subdivisions	11,197,967	11,221,464
Corporate Debt Securities	1,002,876	1,007,640
	$13,713,413	$13,747,804

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Obligations of State and Political subdivisions	11,666,066	12,082,277
Corporate Debt Securities	-	-
	$11,666,066	$12,082,277

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$12,765	$12,781
Residential collateralized mortgage obligations-non GSE	877,270	877,023
Residential mortgage backed securities – GSE	21,091,526	21,375,467
Obligations of State and Political subdivisions	19,914,474	20,643,262
	$41,896,035	$42,908,533
Due after ten years
Residential collateralized mortgage obligations - GSE	14,064,365	14,489,137
Residential collateralized mortgage obligations – non GSE	9,333,290	9,596,801
Residential mortgage backed securities - GSE	42,374,321	42,873,057
Obligations of State and Political subdivisions	19,531,352	19,359,064
Trust Preferred Debt Securities - Pooled	656,661	738,986
	$85,959,989	$87,057,045

Total	$153,235,503	$155,795,659

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$10,768,685	$(661,119)	$-	$-	$10,768,685	$(661,119)

Residential collateralized mortgage obligations - GSE	1	1,151,081	(49,956)	-	-	1,151,081	(49,956)

Residential collateralized mortgage obligations – non-GSE	3	877,023	(247)	1,097,207	(5,781)	1,974,230	(6,028)

Residential mortgage backed securities - GSE	20	16,183,114	(454,108)	5,259,063	(127,290)	21,442,177	(581,398)

Obligations of State and Political Subdivisions	88	14,563,695	(893,734)	13,459,681	(1,772,564)	28,023,376	(2,666,298)

Trust preferred debt securities – single issuer	4	-	-	2,068,400	(401,174)	2,068,400	(401,174)

Corporate Debt Securities	5	3,576,105	(1,112)	1,048,520	(36,641)	4,624,625	(37,753)

Total temporarily impaired securities	123	$47,119,703	$(2,060,276)	$22,932,871	$(2,343,450)	$70,052,574	$(4,403,726)

December 31, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$11,507,350	$(910,274)	$-	$-	$11,507,350	$(910,274)

Residential collateralized mortgage Obligations – non-GSE	8	5,328,485	(28,231)	1,094,754	(7,969)	6,423,239	(36,200)

Residential mortgage backed securities GSE	38	40,504,327	(825,307)	-	-	40,504,327	(825,307)

Obligations of State and Political Subdivisions	95	19,403,457	(2,285,759)	8,936,441-	(1,721,472)	28,339,898	(4,007,231)

Trust preferred debt securities – single issuer	4	-	-	2,013,100	(455,739)	2,013,100	(455,739)

Trust preferred debt securities – pooled	1	-	-	148,855	(507,807)	148,855	(507,807)

Corporate debt securities	1	-	-	1,056,110	(29,336)	1,056,110	(29,336)

Total temporarily impaired securities	150	$76,743,619	$(4,049,571)	$13,249,260	$(2,722,323)	$89,992,879	$(6,771,894)

U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies:  The unrealized losses on investments in these securities were caused by increases in market interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity; therefore, these investments are not considered other-than temporarily impaired.

Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuer, which are primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The decline in fair value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before a market price recovery or maturity; therefore, these investments are not considered other-than-temporarily impaired.

Obligations of State and Political Subdivisions:  The unrealized losses or investments in these securities were caused by increases in market interest rates.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  The decline in fair value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity; therefore, these investments are not considered other-than-temporarily impaired.

Corporate debt securities:   The unrealized losses on investments in corporate debt securities were caused by increases to market interest rates.  None of the corporate issuers have defaulted on interest payments.   The decline in fair value is attributable to changes in interest rates and not a decline in credit quality, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity; therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  Both of the issuers continue to maintain investment grade credit ratings and neither has defaulted on interest payments.  The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns about the issuers’ credit quality. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before a market price recovery or maturity; therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of March 31, 2014, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of March 31, 2014 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

b.
We sorted the financial institutions on the issuer list to develop three “buckets” (or categories) for further deferred/default analysis based upon the indicated “Texas Ratio.”  The Texas Ratio is calculated by dividing the institution’s Non-Performing Assets plus loans 90 days past due by the combined total of Tangible Equity plus the Allowance for Loan Losses.  The three buckets consisted of those institutions with a Texas Ratio of:

(1)	Above 100;

(2)	75 to 100; and

(3)	Below 75.

c.	We then applied the following asset specific deferral/default assumptions to each of these buckets:

(1)	Above 100 - 100% default; 0% recovery;

(2)	75 to 100 – 100% deferred; 15% recovery at 2 years from initial date of deferral; and

(3)	Below 75 – no deferral/default.

d.	We then performed a cash flow projection to analyze the impact of future deferral/default activity by applying the following assumption on those institutions in bucket (3) of our analysis:

•	Defaults at 75 basis points applied annually; 15% recovery with a 2-year lag from the initial date of deferral.

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

e.
This March 31, 2014 projection of future cash flows produced a present value that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at March 31, 2014.

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

The following table sets forth information with respect to this security at March 31, 2014:

Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral
PreTSL XXV	B-1	$155,717	$738,986	$583,269	70.7%	6.7%	22.6%	13.6%	Ca/ NR	$146,500	27.0%

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

(in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

            The following table provides an aging of the loan portfolio by loan class at March 31, 2014:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$459,002	$-	$-	$459,002	$62,331,447	$62,790,449	$-	$-
Commercial Business	1,267,501	-	726,190	1,993,691	116,550,108	118,543,799		340,787
Commercial Real Estate	2,690,508	241,192	5,639,123	8,570,823	169,634,524	178,205,347	-	5,554,882
Mortgage Warehouse Lines	-	-	-	-	104,334,990	104,334,990	-	-

Residential Real Estate	538,410	-	1,315,189	1,853,599	39,921,947	41,775,546	-	1,443,499

Consumer
Loans to Individuals	79.608	-	-	79,608	24,804,917	24,884,525	-	116,641
Other	-	-	-	-	205,515	205,515	-	-

Deferred Loan Costs	-	-	-	-	665,211	665,211	-	-

Total	$5,035,029	$241,192	$7,680,502	$12,956,723	$518,448,659	$531,405,382	$-	$7,455,809

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $2,575,110 at March 31, 2014 were not classified as non-performing loans.

The following table provides an aging of the loan portfolio by loan class at December 31, 2013:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$-	$-	$51,002,172	$51,002,172	$-	$-
Commercial Business	385,133	58,665	453,325	897,123	81,450,932	82,348,055	-	511,990
Commercial Real Estate	-	-	5,217,173	5,217,173	93,172,557	98,389,730	-	5,555,851
Mortgage Warehouse Lines	-	-	-	-	116,951,357	116,951,357	-	-

Residential Real Estate	315,615	967,099	33,494	1,316,208	12,447,970	13,764,178	-	162,012

Consumer
Loans to Individuals	-	-	-	-	9,766,114	9,766,114	-	92,103
Other	-	-	-	-	170,526	170,526	-	-

Deferred Loan Costs	-	-	-	-	943,950	943,950	-	-

Total	$700,748	$1,025,764	$5,703,992	$7,430,504	$365,905,578	$373,336,082	-	$6,321,956

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and regulatory interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component is an estimation of losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into internal risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process. It is this process that produces the watch list. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves. In general, for non-homogeneous loans not individually assessed and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans rated as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status. Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Unit provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

As a separate segment of the total portfolio, the warehouse loan portfolio is analyzed as a whole for allowance for loan losses purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008; there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

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

3w. Watch - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

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

7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category should be charged off to the Bank's loan loss reserve.  Any accrued interest should be backed out of income.

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2014.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$59,340,092	$114,608,335	$145,137,802	$104,334,990	$40,141,706
Special Mention	-	2,122,133	22,459,847	-	1,318,225
Substandard	3,450,357	1,225,596	10,607,698	-	315,615
Doubtful	-	587,735	-	-	-
Total	$62,790,449	$118,543,799	$178,205,347	$104,334,990	$41,775,546

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$24,767,884	$205,515
Nonperforming	116,641	-
Total	$24,884,525	$205,515

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2013.
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$47,539,033	$79,832,704	$68,620,450	$116,951,357	$12,635,067
Special Mention	-	1,406,143	19,396,574	-	1,129,111
Substandard	3,463,139	792,057	10,372,706	-	-
Doubtful	-	258,486	-	-	-
Loss	-	58,665	-	-
Total	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,674,011	$170,526
Nonperforming	92,103	-
Total	$9,766,114	$170,526

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2014 and December 31, 2013:

Period-End Allowance for Loan Losses by Impairment Method March 31,2014
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$1,265,430	$1,218,036	$3,135,727	$521,675	$182,005	$92,387	$1,623	$613,959	$-	$7,030,842

Ending Balance
Individually evaluated for impairment	-	73,681	1,490,169	-	15,015	-	-	-	-	1,578,865
Collectively evaluated for impairment	$1,265,430	$1,144,355	$1,645,558	$521,675	$166,990	$92,387	$1,623	$613,959	$-	$5,451,977

Loans receivables:
Ending Balance	$62,790,449	$118,543,799	$178,205,347	$104,334,990	$41,775,546	$24,884,525	$205,515	$-	$665,211	$531,405,382
Individually evaluated for impairment	189,363	428,885	9,117,675	-	1,443,499	90,711	-	-	-	11,270,133
Loans acquired with deteriorated credit quality	-	376,262	1,786,749	-	180,767	231,332	-	-	-	2,575,110
Collectively evaluated for impairment	$62,601,086	$117,738,652	$167,300,923	$104,334,990	$40,151,280	$24,562,482	$205,515	$-	$665,211	$517,560,139

Period-End Allowance for Loan Losses by Impairment Method December 31, 2013
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$7,038,571

Ending Balance
Individually evaluated for impairment	-	293,692	1,490,169	-	-	-	-	-	-	1,783,861
Collectively evaluated for impairment	$1,205,267	$978,041	$1,531,597	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$5,254,710

Loans receivables:
Ending Balance	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178	$9,766,114	$170,526	$-	$943,950	$373,336,082
Individually evaluated for impairment	19,930	776,101	9,130,605	-	162,012	92,103	-	-	-	10,180,751
Collectively evaluated for impairment	$50,982,242	$81,571,954	$89,259,125	$116,951,357	$13,602,166	$9,674,011	$170,526	$-	$943,950	$363,155,331

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2014 and 2013 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2013	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$7,038,571
Provision charged to operations	60,163	454,031	113,961	(63,082)	17,332	(16,462)	(560)	(65,385)	499,998
Loans charged off	-	(510,952)	-	-	-	-	-	-	(510,952)
Recoveries of loans charged off	-	3,225	-	-	-	-	-	-	3,225
Balance - March 31, 2014	$1,265,430	$1,218,037	$3,135,727	$521,675	$182,005	$92,387	$1,623	$613,958	$7,030,842

Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,606	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance - March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,334	$2,059	$658,119	$6,023,282

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

Impaired Loans Receivables (By Class) – March 31, 2014
				Three months ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$189,363	$189,363	$-	$119,741	$1,069
Commercial Business	1,176,713	1,176,713	-	918,192	3,265
Commercial Real Estate	1,109,462	1,109,462	-	783,597	6,742
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	2,475,538	2,475,538	-	1,821,530	11,076
Residential Real Estate	1,318,225	1,318,225	-	789,481	1,724

Consumer
Loans to Individuals	360,080	360,080	-	285,458	1,155
Other	-	-	-	-	-
Subtotal	360,080	360,080	-	285,458	1,155
With no related allowance:	$4,153,843	$4,153,843	$-	$2,896,469	$13,955

With a related allowance:

Commercial
Construction		$-	$-	$-	$-
Commercial Business	193,982	704,934	73,681	471,283	-
Commercial Real Estate	9,117,675	9,117,675	1,490,169	9,123,212	48,873
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,311,657	9,822,609	1,563,850	9,594,495	48,873
Residential Real Estate	315,615	315,615	15,015	105,205	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With a related allowance:	9,627,272	10,138,224	1,578,865	9,699,700	48,873

Total:
Commercial	11,787,195	12,298,147	1,563,850	11,416,025	59,949
Residential Real Estate	1,633,840	1,633,840	-	894,686	1,724
Consumer	360,080	360,080	-	285,458	1,155
Total	$13,781,115	$14,292,067	$1,578,865	$12,596,169	$62,828

Impaired Loans Receivables (By Class)				Year to date
December 31 , 2013				12/31/2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$19,930	$19,930	$-	$965,268	$33,946
Commercial Business	243,840	400,297	-	258,139	5,094
Commercial Real Estate	-	-	-	1,032,115	-
Mortgage Warehouse Lines	-		-	-	-
Subtotal	263,770	420,227	-	2,255,522	39,040

Residential Real Estate	162,012	162,012	-	117,746	-

Consumer
Loans to Individuals	92,103	92,103	-	34,292	-
Other	-	-	-	-	-
Subtotal	92,103	92,103	-	34,292	-
Subtotal with no Related Allowance	517,885	674,342	-	2,407,560	39,040

With an allowance:

Commercial
Construction	-	-	-	246,853	-
Commercial Business	532,261	532,261	293,692	562,346	9,728
Commercial Real Estate	9,130,605	9,130,605	1,490,169	5,546,690	247,277
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,662,866	9,662,866	1,783,861	6,355,889	257,005

Residential Real Estate	-	-	-	44,196	-

Consumer
Loans to Individuals	-	-	-	4,238	-
Other	-	-	-	-	-
Subtotal	-	-	-	4,238	-
Subtotal with an Allowance	9,662,866	9,662,866	1,783,861	6,404,323	257,005

Total:
Construction	19,930	19,930	-	1,212,121	33,946
Commercial Business	776,101	932,558	293,692	820,485	14,822
Commercial Real Estate	9,130,605	9,130,605	1,490,169	6,578,805	247,277
Residential Real Estate	162,012	162,012		161,942	-
Consumer	92,103	92,103	-	38,530	-
Total	$10,180,751	$10,337,208	$1,783,861	$8,811,883	$296,045

Impaired Loans Receivables (By Class)	Three months ended
	March 31, 2013
	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$1,270,340	$17,903
Commercial Business	313,089	1,257
Commercial Real Estate		-
Mortgage Warehouse Lines		-
Subtotal	1,583,429	19,160
Residential Real Estate	22,329	-

Consumer
Loans to Individuals	45,079	-
Other	-	-
Subtotal	45,079	-
With no related allowance:	$1,650,837	$19,160

With an allowance:

Commercial
Construction	$987,411	$-
Commercial Business	552,611	9,576
Commercial Real Estate	2,421,681	8,800
Mortgage Warehouse Lines	-	-
Subtotal	3,961,703	18,376
Residential Real Estate	132,716	-

Consumer
Loans to Individuals	16,952	-
Other	-	-
Subtotal	16,952	-
With an allowance:	4,111,371	18,376

Total:
Commercial	5,545,132	37,536
Residential Real Estate	155,045	-
Consumer	62,031	-
Total	$5,762,208	$37,536

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

There were no loans modified that were TDRs in the period ended March 31, 2014 or December 31, 2013.

Changes in the accretable discount for acquired credit impaired loans for the three months ended March 31, 2014 were as follows:

Balance at beginning of period	$-
Acquisition of impaired loans	293,976
Accretion of discount	(19,593)
Balance at end of period	$274,383

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	February 7, 2014	March 31, 2014
	Acquired loans with Evidence of Credit Deterioration	Acquired loans with Evidence of Credit Deterioration

Outstanding balance	$3,409,340	$3,351,031
Carrying amount	$2,613,826	$2,575,110

There were no changes in the expected cash flows of these loans during the first quarter of 2014. No allowance for loan losses has been recorded for acquired loans with or without evidence of deterioration as of the acquisition date or as of March 31, 2014.

(6)  Share-Based Compensation

The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 440,701 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.  As of March 31, 2014, there were 393,466 shares of common stock available for future grants under the Stock Plans, of which 343,540 shares are available for future grants under the 2013 Equity Incentive Plan and 49,926 shares are available for future grant under the 2006 Directors Stock Plan.

Stock-based compensation expense related to options was $37,143 and $25,187 for the three months ended March 31, 2014 and 2013, respectively.

Transactions under the Stock Plans during the three months ended March 31, 2014 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2014	235,598	$8.81
Granted	8,700	11.29
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2014	244,298	$8.90	5.6	$524,375

Exercisable at March 31, 2014	176,705	$9.45	4.6	$318,997

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2014 are as follows:

January 2014

Fair value of options granted	$4.75
Risk-free rate of return	1.65%
Expected option life in years	7
Expected volatility	38.01%
Expected dividends (1)	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2014, there was approximately $200,614 of unrecognized compensation cost related to nonvested stock option- based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the three months ended March 31, 2014:

		Average
	Number of	Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2014	136,490	$6.59
Granted	31,800	11.29
Vested	(25,265)	6.15
Forfeited	-	-
Non-vested at March 31, 2014	143,025	$7.71

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $126,661 and $108,695 for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, there was approximately $1,083,520 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

(7)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service. The 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $20.8 million and $16.2 million at March 31, 2014 and December 31, 2013, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013

Service cost	$65,460	$183,718
Interest cost	49,626	133,722
Actuarial (gain) loss recognized	(2,378)	(179,829)
Prior service cost recognized	-	5,669
	$112,708	$143,280

(8)  Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended March 31, 2014:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(1,777,421)	$689,160	$(1,088,261)
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive (loss) on available-for-sale securities	(1,777,421)	689,160	(1,088,261)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	90,502	(37,027)	53,475
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	90,502	(37,027)	53,475

Accumulated other comprehensive income ( loss)	$(2,187,863)	$822,454	$(1,365,409)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended March 31, 2013:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	$1,025,006	$(222,837)	$802,169
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive (loss) gain on available-for-sale securities	1,025,006	(222,837)	802,169

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security:	(500,944)	170,321	(330,623)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	(162,561)	64,198	(98,363)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain (loss) on unfunded retirement obligations	(162,561)	64,198	(98,363)

Accumulated other comprehensive income (loss)	$361,501	$11,682	$373,183

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2014:
Balance, beginning of period	$(1,932,526)	$(330,623)	$15,515	$(2,247,634)
Other comprehensive income (loss) before reclassifications	844,265	-	37,960	882,225
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	844,265	-	37,960	882,225
Balance, end of period	$(1,088,261)	$(330,623)	$53,475	$(1,365,409)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Three Months Ended March 31, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income (loss) before reclassifications	(433,035)	-	1,925	(431,110)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(433,035)	-	1,925	(431,110)
Balance, end of period	$802,169	$(330,623)	$(98,363)	$373,183

(9) Recent Accounting Pronouncements

ASU 2014-04 (Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure)

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreements. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

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

Impaired loans.  Loans included in the following table are those which the Company has measured and recognized impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the collateral, or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

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
March 31, 2014:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$9,245,300	$1,523,385	$-	$10,768,685
Residential collateralized mortgage obligations- GSE	-	4,444,789	-	4,444,789
Residential collateralized mortgage obligations - non GSE	-	3,203,358	-	3,203,358
Residential mortgage backed securities – GSE	-	30,954,662	-	30,954,662
Obligations of State and Political subdivisions	-	20,481,993	-	20,481,993
Trust preferred debt securities – single issuer	-	2,086,400	-	2,086,400
Corporate debt securities	-	43,973,829	-	43,973,829
Restricted stock	-	1,710,000	-	1,710,000
Mutual fund	-	25,000	-	25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,994,430	$1,515,270	$-	$21,509,700
Residential collateralized mortgage obligations- GSE	-	3,681,792	-	3,681,792
Residential collateralized mortgage obligations - non GSE	-	2,826,396	-	2,826,396
Residential mortgage backed securities – GSE	-	31,965,947	-	31,965,947
Obligations of State and Political subdivisions	-	19,646,044	-	19,646,044
Trust preferred debt securities – single issuer	-	2,013,100	-	2,013,100
Corporate debt securities	-	16,517,728	-	16,517,728
Restricted stock	-	1,013,100	-	1,013,100
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014:
Impaired loans	$-	$-	$8,048,407	$8,048,407

December 31, 2013:
Impaired loans	$-	$-	$7,879,005	$7,879,005
Other real estate owned	-	-	209,937	209,937

Impaired loans measured at fair value and included in the above table consisted of 10 loans having an aggregate recorded investment of $9,627,272 and specific loan loss allowances of $1,578,865 at March 31, 2014 and 17 loans at December 31, 2013, having an aggregate balance of $9,662,866 and specific loan loss allowances of $1,783,861.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2014
Impaired loans	$8,048,407	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	10-40 (19.1%)

December 31, 2013
Impaired loans	$7,879,005	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-15 (9.7%)
Other real estate owned	$209,937	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	10-50 (32.6%)

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

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

March 31, 2014
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$108,919,056	$108,919,056	$-	$-	$108,919,056
Securities available for sale	117,630,716	9,245,300	108,385,416	-	117,630,716
Securities held to maturity	152,734,559	-	155,795,659	-	155,795,659
Loans held for sale	3,253,009	-	3,298,551	-	3,298,551
Loans, net	524,374,540	-	-	531,865,000	531,865,000
Accrued interest receivable	2,943,400	-	2,943,400	-	2,943,400
Deposits	(838,998,207)	-	(839,805,000)	-	(839,805,000)
Borrowings	(20,978,549)	-	(22,078,000)	-	(22,078,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(937,278)	-	(937,278)	-	(937,278)

December 31, 2013
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$69,278,771	$69,278,771	$-	$-	$69,278,771
Securities available for sale	99,198,807	19,994,430	79,204,377	-	99,198,807
Securities held to maturity	152,816,815	-	153,629,773	-	153,629,000
Loans held for sale	10,923,689	-	10,924,000	-	10,924,000
Loans	366,297,511	-	-	372,548,000	372,548,000
Accrued interest receivable	2,542,602	-	2,542,602	-	2,542,602
Deposits	(638,552,030)	-	(639,539,000)	-	(639,539,000)
Borrowings	(10,000,000)	-	(11,148,000)	-	(11,148,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(883,212)	-	(883,212)	-	(883,212)

Loan commitments and standby letters of credit as of March 31, 2014 and December 31, 2013 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

(11)  Subsequent Event

Subsequent to March 31, 2014, management of the Bank became aware of a fraud against a lead lender in a loan facility in which the Bank is a participant. The borrower under the loan facility appears to have submitted borrowing base certificates that allegedly vastly overstated the amount of its accounts receivable and falsified verifications of those accounts receivable.   The Bank’s total exposure under its participation in the loan facility at March 31, 2014 was $3,656,250. The Bank anticipates that some of that exposure will be reduced by collateral in the possession of the lead lender but the exact amount of the collateral is currently unknown.  Together with the lead lender and another participant in the facility, the Bank is conducting a full review of the matter. The Bank is unable to quantify its potential loss exposure at this time due to the early stage of this investigation and has not provided a specific loan loss reserve or charged-off any portion of the loan as of March 31, 2014, but is likely to recognize losses related to the loan in 2014.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2014 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 1st Constitution Title Agency, LLC, 204 South Newman Street Corp., 249 New York Avenue, LLC. and RFHB Investment Company.  1st Constitution Capital Trust II, (“Trust II”) a subsidiary of the Company,  is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

The Bank operates nineteen branches, and manages an investment portfolio through its subsidiaries, 1st Constitution Investment Company of New Jersey, Inc. and RFHB Investment Company. The Bank plans to merge RFHB Investment Company into 1st Constitution Investment Company of New Jersey, Inc. during the second quarter of 2014.   FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state chartered commercial bank (“Rumson”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,242 shares of its common stock and paid $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Summary

The Company reported net income of $641,712 for the three months ended March 31, 2014 compared to net income of $1,325,318 for the three months ended March 31, 2013. On a diluted per share basis, net income per share was $0.09 for the 2014 first quarter compared to $0.22 for the 2013 first quarter.

On February 7, 2014, the Company completed its merger with Rumson and during the first quarter of 2014 integrated the operations of Rumson. The Company’s financial statements reflect the impact of the merger from February 7, 2014.

The following table provides a reconciliation of net income as reported with net income adjusted for after-tax merger-related expenses :

Net income as reported	$641,712

After-tax merger-related expenses	896,545

Net income as adjusted	$1,538,257

As a result of the merger, the Company incurred pre-tax merger-related expenses of $1,422,723 (or $896,545 after taxes). Excluding after-tax merger-related expenses, net income for the first quarter of 2014 would have been $1,538,254, a 15.8% increase over the first quarter net income of $1,325,318 for 2013. On a diluted per share basis, net income per share would have been $0.22 for the 2014 first quarter and equal to last year’s first quarter diluted net income per share.  The Company has used the measure of net income excluding after-tax merger-related expenses, which is a non-GAAP performance measure.  Management believes that it is useful to calculate net income without the impact of expenses of the merger of the Bank and Rumson that are not part of the ordinary operations of the Company and make this measure more comparable to prior-period net income.  The Company cautions that non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's reported GAAP results. At March 31, 2014, the Company’s book value and tangible book value per common share were $11.47 and $9.54, respectively.

The return on average assets and return on average equity were 0.30% and 3.43%, respectively, for the first quarter of 2014, compared to 0.65% and 8.20%, respectively for the same quarter of 2013. Both the returns on average assets and on average equity for the first quarter of 2014 were adversely affected by the Rumson merger-related expenses. Excluding these after-tax merger-related expenses, the returns on average assets and the return on average equity would have been 0.71% and 8.21%, respectively, for the first quarter of 2014.  The Company has used the measure of net income excluding after-tax merger-related expenses, which is a non-GAAP performance measure, to calculate returns on average assets and on average equity.  Management believes that it is useful to calculate returns on average assets and on average equity by using net income without the impact of expenses of the merger of the Bank and Rumson that are not part of the ordinary operations of the Company and make this measure more comparable to prior-period net income.  The Company cautions that non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's reported GAAP results.

The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.  The net interest margin for the three months ended March 31, 2014 was 3.56% as compared to the 3.53% net interest margin recorded for the three months ended March 31, 2013, an increase of 3 basis points.   The Company will continue to closely monitor the mix of earning assets and funding sources to maximize net interest income during the challenging current interest rate environment.

Earnings Analysis

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 80.8% of the Company’s net revenues for the three month period ended March 31, 2014 and 79.7% of net revenues for the three-month period ended March 31, 2013. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2014 and 2013. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$96,201,833	$55,291	0.23%	$85,173,422	49,680	0.24%
Investment Securities:
Taxable	184,772,750	1,121,584	2.43%	159,023,828	937,085	2.36%
Tax-exempt (4)	79,584,499	880,274	4.42%	63,549,292	777,088	4.89%
Total	264,357,249	2,001,858	3.03%	222,573,120	1,714,173	3.08%

Loan Portfolio: (1)
Construction	60,008,415	1,020,198	6.89%	44,654,565	680,811	6.18%
Residential real estate	35,313,975	333,464	3.83%	10,920,962	144,890	5.38%
Home Equity	18,829,088	213,117	4.59%	9,222,618	124,683	5.48%
Commercial and commercial real estate	227,575,170	3,314,871	5.91%	143,147,048	2,527,366	7.16%
Mortgage warehouse lines	91,860,959	1,079,526	4.77%	189,436,939	2,189,236	4.69%
Installment	274,288	4,107	6.07%	255,018	4,391	6.98%
All Other Loans	22,406,473	273,156	4.94%	49,279,947	300,818	2.48%
Total	456,268,368	6,238,439	5.55%	446,917,097	5,972,195	5.42%

Total Interest-Earning Assets	816,827,450	8,295,588	4.11%	754,663,639	7,736,048	4.14%

Allowance for Loan Losses	(7,740,866)			(7,363,842)
Cash and Due From Bank	17,893,491			30,994,778
Other Assets	53,197,450			51,277,385
Total Assets	$880,177,525			$829,571,960

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$255,097,589	$207,924	0.33%	$231,758,247	$217,524	0.38%
Savings Accounts	199,706,974	222,659	0.45%	209,362,823	236,745	0.46%
Certificates of Deposit	160,831,323	468,148	1.18%	141,505,368	502,067	1.44%
Other Borrowed Funds	15,899,762	115,578	2.95%	11,155,000	103,273	3.75%
Trust Preferred Securities	18,557,000	85,107	1.86%	18,557,000	87,873	1.92%
Total Interest-Bearing Liabilities	650,092,648	1,099,416	0.69%	612,338,438	1,147,482	0.76%

Net Interest Spread (2)			3.42%			3.38%

Demand Deposits	146,567,857			141,764,416
Other Liabilities	7,705,277			9,973,569
Total Liabilities	804,365,782			764,076,423
Shareholders’ Equity	75,811,743			65,495,537
Total Liabilities and Shareholders’ Equity	$880,177,525			$829,571,960
Net Interest Margin (3)		$7,196,173	3.56%		$6,588,566	3.53%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income and includes the average balance of Loans Held for Sale. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax- equivalent basis.

The Company’s net interest income increased on a tax-equivalent basis by $607,607, or 9.2%, to $7,196,173 for the three months ended March 31, 2014 from $6,588,566 reported for the three months ended March 31, 2013. This increase in the Company’s net interest margin for the three months ended March 31, 2014 compared with the comparable 2013 period was primarily due to lower rates paid on interest-bearing liabilities during the current period. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2014 was 0.69%, a reduction of 7 basis points from 0.76% paid for the three months ended March 31, 2013.

Average interest earning assets increased by $62,163,811, or 8.2%, to $816,827,450 for the three month period ended March 31, 2014 from $754,663,639 for the three month period ended March 31, 2013. The overall yield on interest earning assets, on a tax-equivalent basis, decreased 3 basis points to 4.11% for the three month period ended March 31, 2014 when compared to 4.14% for the three month period ended March 31, 2013.

Average interest bearing liabilities increased by $37,754,210, or 6.2%, to $650,092,648 for the three month period ended March 31, 2014 from $612,338,438 for the three month period ended March 31, 2013.  Overall, the cost of total interest bearing liabilities decreased 7 basis points to 0.69% for the three months ended March 31, 2014 from 0.76% for the three months ended March 31, 2013.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.56% for the three months ended March 31, 2014 compared to 3.53% the three months ended March 31, 2013.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $499,998 for the three months ended March 31, 2014 compared to no provision for the three months ended March 31, 2013. At March 31, 2014, non-performing loans increased by $1,133,853, or 17.9%, to $7,455,809 and the ratio of non-performing loans to total loans was 1.40% at March 31, 2014 compared to 1.69% at December 31, 2013.  At March 31, 2014, the loan portfolio balance was $531,405,382, which represented an increase of $158,069,300 compared to the December 31, 2013 balance of $373,336,082.  There were no changes in the expected cash flows of the acquired loans from the Rumson merger during the quarter.  No allowance for loan losses was recorded for acquired loans with or without evidence of deteriorated credit quality as of March 31, 2014.  The primary cause of the current period increase in the loan portfolio balance was the $143,714,000 of loans acquired in the Rumson merger.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2014 was $1,636,982, an increase of $28,419, or 1.8%, over non-interest income of $1,608,563 for the three months ended March 31, 2013.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues decreased nominally to $219,116 for the three months ended March 31, 2014 from $223,066 for the three months ended March 31, 2013. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2014 compared to the first three months of 2013.

Gain on sales of loans originated for sale increased by $7,872, or 1.1%, to $739,581 for the three months ended March 31, 2014 when compared to $731,709 for the three months ended March 31, 2013.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.  The current higher interest rate environment for mortgage loans resulted in a lower demand for mortgage financings. The resulting volume of mortgage loan origination decreased for the first three months of 2014 compared to the first three months of 2013.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $129,151 for the three months ended March 31, 2014 compared to $112,608 for the three months ended March 31, 2013. The Bank acquired $4.5 million of BOLI assets in the Rumson merger.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. Increased customer demand for these services contributed to the other income component of non-interest income amounting to $549,134 for the three months ended March 31, 2014, compared to $541,180 for the three months ended March 31, 2013.

Non-Interest Expense

Non-interest expenses increased by $1,263,057, or 20.8%, to $7,346,025 for the three months ended March 31, 2014 from $6,082,968 for the three months ended March 31, 2013.  Excluding merger related expenses of $1,422,723, non-interest expenses declined to $5,963,305 in the first quarter of 2014. Non-interest expenses attributable to the former Rumson operation were $473,000 from February 7, 2014 (the date of the closing of the Rumson merger) through March 31, 2014. The following table presents the major components of non-interest expenses for the three months ended March 31, 2014 and 2013.

Non-interest Expenses
	Three months ended March 31,
	2014	2013
Salaries and employee benefits	$3,587,905	$3,352,863
Occupancy expenses	826,195	677,806
Data processing services	316,049	301,382
Equipment expense	184,813	311,648
Marketing	69,793	47,583
Regulatory, professional and other fees	206,638	194,993
Office expense	188,316	186,648
Merger-related expenses	1,422,723	-
FDIC insurance expense	150,000	19,687
Directors’ fees	24,500	32,000
Other real estate owned expenses	41,432	545,505
Amortization of intangible assets	103,017	66,992
Other expenses	224,644	345,861
Total	$7,346,025	$6,082,968

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $235,042, or 7.0%, to $3,587,905 for the three months ended March 31, 2014 compared to $3,352,863 for the three months ended March 31, 2013. $82,980 of this increase is due to salary and benefits for former Rumson employees that were retained by the Bank. The balance of the increase in salaries and employee benefits for the three months ended March 31, 2014 was a result of an increase in the number of employees, regular merit increases and increased health care costs. As a result of the Rumson merger completed on February 7, 2014 staffing levels increased to 172 full time equivalent employees at March 31, 2014 as compared to 141 full time equivalent employees at March 31, 2013.

Occupancy expenses increased by $148,389, or 21.9%, to $826,195 for the three months ended March 31, 2014 compared to $677,806 for the three months ended March 31, 2013.  The current period increase resulted from increased depreciation, property taxes and maintenance costs of the five properties acquired as a result of the Rumson merger.

The cost of data processing services increased to $316,049 for the three months ended March 31, 2014 from $301,382 for the three months ended March 31, 2013 as additional expenses were incurred to support and maintain the five new locations acquired through the Rumson merger to the Bank’s data systems.

Equipment expense decreased by $126,835, or 14.6%, to $184,813 for the three months ended March 31, 2014 compared to $311,648 for the three months ended March 31, 2013 primarily due to non-recurring costs associated with the expansion of mobile banking capabilities incurred during the first quarter of 2013.

During the first quarter of 2014, the Company incurred merger-related expenses of $1,422,723 in connection with the Rumson transaction. These pre-tax expenses consisted primarily of (1) change-in-control payments of $883,000; (2) data processing contract termination payments of $174,000; (3) investment banker fees of $215,000; (4) legal fees of $40,000 and (5) severance payments of $111,723.

Regulatory, professional and other fees increased by $11,645, or 6.0%, to $206,638 for the three months ended March 31, 2014 compared to $194,993 for the three months ended March 31, 2013.  During the first three months of 2014, the Company incurred higher professional fees in connection with lending, collections and other general corporate matters.

FDIC insurance expense increased to $150,000 for the three months ended March 31, 2014 compared to $19,687 for the three months ended March 31, 2013 as a result of the inflow of deposits subject to FDIC insurance assessment as a result of the Rumson merger and changes in the insurance premium calculation mandated by the Sarbanes-Oxley Act in 2013.

Other real estate owned expenses decreased by $504,073 to $41,432 for the three months ended March 31, 2014 compared to $545,505 for the three months ended March 31, 2013 as the Company incurred a lower level of property tax, maintenance and other costs on fewer repossessed properties held as other real estate owned during the 2014 period compared with the 2013 period. At March 31, 2014, the Company held three properties with an aggregate value of $2,136,341 as other real estate owned compared to eight properties with an aggregate value of $8,294,887 at March 31, 2013.

Amortization of intangible assets increased $36,025 to $103,017 during the first quarter of 2014 due to the increase in core deposit intangible assets of $1,189,000 as recorded in the Rumson merger.

All other expenses decreased by $121,217 to $224,644 for the three months ended March 31, 2014 compared to $345,861 for the three months ended March 31, 2013 as current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

Income Taxes

Pre-tax income decreased to $687,838 for the three months ended March 31, 2014 compared to $1,849,951 for the three months ended March 31, 2013.

The Company had income tax expense of $46,126 for the three months ended March 31, 2014 and an effective tax rate of 6.7% compared to income tax expense of $524,633 and an effective tax rate of 28.4% for the three months ended March 31, 2013. The decrease in income tax expense for the current period was primarily due to the $1,422,723 of pre-tax merger related expenses incurred by the Company as a result of the Rumson merger completed on February 7, 2014 and the effect of tax-exempt interest income.

Financial Condition

March 31, 2014 Compared with December 31, 2013

Total consolidated assets at March 31, 2013 were $967,090,613, representing an increase of $224,765,526, or 30.3%, from total consolidated assets of $742,325,087 at December 31, 2013.  The increase in assets was primarily attributable to the merger with Rumson, which was completed on February 7, 2014. The merger was accounted for under the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their fair values as of the acquisition date. Included in the acquisition were the assumption of deposit liabilities of $189.5 million, primarily consisting of demand deposits, and the acquisition of cash and cash equivalents of $36.0 million, securities available for sale of $30.0 million and loans of $143.7 million. The Bank recorded goodwill of approximately $7.7 million and a core deposit intangible asset of approximately $1.1 million as a result of the acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2014 totaled $108,919,056 compared to $69,278,771 at December 31, 2013. Cash and cash equivalents at March 31, 2014 consisted of cash and due from banks of $108,819,056 and Federal funds sold/short term investments of $100,000. The corresponding balances at December 31, 2013 were $69,267,345 and $11,426, respectively. The current period increase was primarily due to the cash inflow of approximately $30.0 million resulting from the Rumson merger, which closed on February 7, 2014, which was partially offset by the $14.8 million that was paid as the cash component of the merger consideration to Rumson shareholders. To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2014 amounted to $3,253,009 compared to $10,923,689 at December 31, 2013. As indicated in the Consolidated Statements of Cash Flows, the amount of mortgage loans originated for sale was $15,191,079 for the three months ended March 31, 2014 compared to $44,012,744 for the three months ended March 31, 2013. The increase in long-term market interest rates that occurred during late 2013 and continued into 2014 reduced the demand for mortgage loan financings during the first quarter of 2014. As a result, the balance of Loans Held for Sale decreased accordingly.

Investment Securities

Investment securities represented 28.0% of total assets at March 31, 2014 and 33.9% at December 31, 2013. Total investment securities increased $18,349,653, or 7.3%, to $270,365,275 at March 31, 2014 from $252,015,622 at December 31, 2013 primarily as a result of the Rumson merger.  Purchases of investments totaled $4,178,849 during the three months ended March 31, 2014, and proceeds from calls and repayments totaled $16,828,128 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2014, securities available for sale totaled $117,630,716, which is an increase of $18,431,909, or 18.6%, from securities available for sale totaling $99,198,807 at December 31, 2013.

At March 31, 2014, the securities available for sale portfolio had net unrealized losses of $1,777,421 compared to net unrealized losses of $2,992,624 at December 31, 2013.  These unrealized losses are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2014, securities held to maturity were $152,734,559, a decrease of $82,256, from $152,816,815 at December 31, 2013.  The fair value of the held to maturity portfolio at March 31, 2014 was $155,795,659.

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

The following table represents the components of the loan portfolio at March 31, 2014 and December 31, 2013.

Loan Portfolio Composition	March 31, 2014		December 31, 2013
Component	Amount	%	Amount	%
Construction loans	$62,790,449	12%	$51,002,172	14%
Residential real estate loans	41,775,546	8%	13,764,178	4%
Commercial business	118,543,799	22%	82,348,055	22%
Commercial real estate	178,205,347	34%	98,389,730	26%
Mortgage warehouse lines	104,334,990	20%	116,951,357	31%
Loans to individuals	24,884,525	5%	9,766,114	3%
Deferred loan costs	665,211	0%	943,950	0%
All other loans	205,515	0%	170,526	0%
	$531,405,382	100%	$373,336,082	100%

The loan portfolio increased by $158,069,300, or 42.3%, to $531,405,382 at March 31, 2014 compared to $373,336,082 at December 31, 2013.  The primary cause of this increase in the loan portfolio was the Rumson merger which was completed on February 7, 2014 and added approximately $143.7 million in loans to the existing portfolio, principally in the residential real estate and commercial real estate components.

Commercial and commercial real estate loans totaled $296,749,146 at March 31, 2014, an increase of $116,011,361 when compared to $180,737,785 for the year ended December 31, 2013. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

The Mortgage warehouse lines component of the loan portfolio decreased by $12,616,367 or 10.8%, to $104,334,990 compared to $116,951,357 at December 31, 2013, as the current increased long-term interest rate environment has reduced the demand for mortgage loan financings.

The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “Warehouse Line of Credit”). The Warehouse Line of Credit is used by the  mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Line of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

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

Non-performing loans increased by $1,133,853 to $7,455,809 at March 31, 2014 from $6,321,956 at December 31, 2013.  The major segments of non-accrual loans consist of commercial real estate loans and SBA loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 1.40% at March 31, 2014 from 1.69% at December 31, 2013 principally due to the increase in loans from the Rumson merger.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
	2014	2013
Non-Performing loans:
Loans 90 days or more past due and still accruing	$-	$-
Non-accrual loans	7,455,809	6,321,956
Total non-performing loans	7,455,809	6,321,956
Other real estate owned	2,136,341	2,136,341
Total non-performing assets	9,592,150	8,458,297
Performing troubled debt restructurings	3,840,255	3,858,796
Performing troubled debt restructurings and total non-performing assets	$13,432,405	$12,317,093

Non-performing loans to total loans	1.40%	1.69%
Non-performing loans to total loans excluding mortgage warehouse lines	1.75%	2.47%
Non-performing assets to total assets	0.99%	1.14%
Non-performing assets to total assets excluding mortgage warehouse lines	1.11%	1.35%

Total non-performing assets and performing troubled debt restructurings to total assets	1.39%	1.66%

Non-performing assets increased by $1,133,853 to $9,592,150 at March 31, 2014 from $8,458,297 at December 31, 2013.  Other real estate owned totaled $2,136,341 at March 31, 2014 and December 31, 2013.

 At March 31, 2014, the Bank had seven loans totaling $4,212,561 which were troubled debt restructurings.  Two of these loans totaling $372,306 are included in the above table as non-accrual loans; the remaining four loans totaling $3,840,255 are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $2,575,110 at March 31, 2014 were not classified as non-performing loans.

Non-performing assets represented 0.99% of total assets at March 31, 2014 and 1.14% at December 31, 2013.

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

In most cases, the Company’s collateral is real estate. If the collateral is foreclosed upon, the real estate is carried at the lower of fair market value less the estimated selling costs or the initially recorded amount. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, less estimated selling costs, is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component is an estimation of losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The specific allowance for impaired loans is established for specific loans which have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms which in turn employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit, and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other qualitative factor which may cause future losses to deviate from historical levels.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Unit provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2014	2013	2013
Balance, beginning of period	$7,038,571	$7,151,212	$7,151,212

Provision charged to operating expenses	499,998	1,076,662	-

Loans charged off :
Construction loans	-	(561,993)	(561,993)
Residential real estate loans	-	-	-
Commercial and commercial real estate	(510,952)	(554,827)	(483,966)
Loans to individuals	-	(91,920)	(90,865)
Lease financing	-	-	-
All other loans	-	-	-
	(510,952)	(1,208,740)	(1,136,824)
Recoveries
Construction loans	-	417	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	3,225	19,020	8,895
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	3,225	19,437	8,895

Net (charge offs) / recoveries	(507,727)	(1,189,303)	(1,127,929)

Balance, end of period	$7,030,842	$7,038,571	$6,023,283

Loans :
At period end	$531,405,382	$373,336,082	$415,037,282
Average during the period	450,571,417	248,126,605	412,089,628
Net charge offs to average loans outstanding	(0.11% )	(0.48% )	(0.27% )

Allowance for loan losses to :
Total loans at period end	1.32%	1.89%	1.45%
Total loans at period end excluding mortgage warehouse lines	1.02%	2.52%	2.78%
Non-performing loans	94.30%	111.34%	0.00%

The following table represents the allocation of the allowance for loan losses (ALL”) among the various categories of loans and certain other information as of March 31, 2014 and December 31, 2013, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	March 31, 2014			December 31, 2013
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$4,353,764	2.41%	56%	$4,293,499	2.38%	48%
Construction loans	1,265,430	2.48%	12%	1,205,267	2.36%	14%
Residential real estate loans	182,005	1.32%	8%	164,673	1.20%	4%
Loans to individuals	94,010	0.96%	5%	111,032	1.14%	3%
Subtotal	5,895,209	2.31%	80%	5,774,471	2.26%	69%
Mortgage warehouse lines	521,675	0.45%	20%	584,757	0.50%	31%
Unallocated reserves	613,958	-	-	679,343	-	-

Total	$7,030,842	1.32%	100%	$7,038,571	1.89%	100%

The Company recorded a provision for loan losses of $499,998 for the three months ended March 31, 2014.  The Company recorded no loan loss provision for the three months ended March 31, 2013.  In addition to the results of management’s comprehensive review of the adequacy of the allowance, the decision for the amount of the current provision was further supported by the risk profile of the loan portfolio being increased due to the $158,069,300 increase in the total loan portfolio at March 31, 2014 compared to December 31, 2013 and an increase of $1,133,853 in non-performing loans at March 31, 2014 compared to December 31, 2013.  Net charge offs/recoveries amounted to a net charge-off of $507,728 for the three months ended March 31, 2014.

At March 31, 2014, the allowance for loan losses was $7,030,842 compared to $7,038,571 at December 31, 2013, a decrease of $7,729.  The ratio of the allowance for loan losses to total loans at March 31, 2014 and December 31, 2013 was 1.32% and 1.89%, respectively.  The allowance for loan losses declined to 1.32% of loans at March 31, 2014 due to the recording of $143,714,000 of loans at fair value that were acquired in the Rumson merger. No allowance for loan losses was recorded at the date of acquisition or at March 31, 2014 with respect to these loans.  The allowance for loan losses as a percentage of non-performing loans was 94.30% at March 31, 2014 compared to 111.34% at December 31, 2013. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Demand
Non-interest bearing	$166,747,113	$121,891,752
Interest bearing	287,532,684	200,737,912
Savings	206,170,352	180,002,971
Time	178,548,058	135,919,395
	$838,998,207	$638,552,030

At March 31, 2014, total deposits were $838,998,207, an increase of $200,446,177 or 31.4%, from $638,552,030 at December 31, 2013.  This increase is primarily due to the inflow of deposits resulting from the Rumson merger. On the February 7, 2014 closing date, the Company assumed approximately $189.5 million in total deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $20,978,549 at March 31, 2014, and $10,000,000 at December 31, 2013, consisting solely of long-term FHLB borrowings.  Two long term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10,000,000 and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1,030,000 was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a carrying amount of $10,978,549 at March 31, 2014.

The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $12,906,109, or 18.9%, to $81,264,423 at March 31, 2014 from $68,358,314 at December 31, 2013.  Tangible book value per common share decreased by $0.98 to $9.54 at March 31, 2014 from $10.52 at December 31, 2013.   The ratio of average shareholders’ equity to total average assets was 8.61% at March 31, 2014 and 8.26% at December 31, 2014, respectively.

During the first three months of 2014, the Company issued an aggregate of 1,019,242 shares of its common stock in conjunction with the Rumson merger that increased shareholders’ equity by $11,160,700. Shareholders’ equity was also increased by net income for the three month period of $641,712 and other comprehensive income of $882,225. Partially offsetting these increases were treasury stock purchases of $39,844 during the period.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) had declared a stock dividend every year (except 2013) since 1992 and has paid such dividends every year since 1993 (except 2014). A 5% stock dividend was declared in 2012 and paid in 2013. No stock dividend was declared in 2013.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2014 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Company
Total Capital to Risk Weighted Assets	$93,986,832	13.94%	$53,951,120	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	86,955,832	12.89%	26,975,560	>4%	N/A	N/A
Tier 1 Capital to Average Assets	86,955,832	10.04%	34,660,160	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$91,715,049	13.60%	$53,951,120	>8%	$67,438,900	>10%
Tier 1 Capital to Risk Weighted Assets	84,684,049	12.56%	26,975,560	>4%	40,463,340	>6%
Tier 1 Capital to Average Assets	84,684,049	9.77%	34,660,160	>4%	43,325,200	>5%

As of December 31, 2013
Company
Total Capital to Risk Weighted Assets	$89,532,373	19.29%	$37,123,200	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	83,716,373	18.04%	18,561,600	>4%	N/A	N/A
Tier 1 Capital to Average Assets	83,716,373	10.89%	30,757,840	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$87,253,384	18.80%	$37,123,200	>8%	$46,404,000	>10%
Tier 1 Capital to Risk Weighted Assets	81,437,384	17.55%	18,561,600	>4%	27,842,400	>6%
Tier 1 Capital to Average Assets	81,437,384	10.59%	30,757,840	>4%	38,447,300	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At March 31, 2014, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and continue its status as a well capitalized institution.

 Liquidity

At March 31, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $483,545,307, of its total assets at March 31, 2014.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2014, the Bank pledged collateral to the FHLB to support additional borrowings of $97,693,371. The Bank also maintains an unsecured federal funds line of $20,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2014, the balance of cash and cash equivalents was $108,919,056.

Net cash provided by operating activities totaled $9,549,070 for the three months ended March 31, 2014 compared to net cash provided by operations of $8,253,494 for the three months ended March 31, 2013.  A source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash provided by investing activities totaled $18,947,444 for the three months ended March 31, 2014 compared to net cash provided by investing activities of $108,160,577 for the three months ended March 31, 2013.  Net cash received as a result of the Rumson merger was the primary cause of the cash provided by investing activities in 2014, whereas the 2013 amount was primarily due to the decrease in loans.

Net cash provided by financing activities totaled $11,143,771 for the three months ended March 31, 2014 compared to net cash used in financing activities of $29,019,565 for the three months ended March 31, 2013.  The primary source of funds for the 2014 period was the net increase in deposits while in 2013, the decrease in borrowings was the primary use of funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2014, prepayments and maturities of investment securities totaled $16,828,128.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income, and the majority of the Company’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences and magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2014	January 31, 2014	-	-	-	187,559
February 1, 2014	February 29, 2014	-	-	-	187,559
March 1, 2014	March 31, 2014	-	-	-	187,559
Total		-	-	-	187,559

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.

Item 6.   Exhibits.

10.1		Letter Agreement, dated January 31, 2014, between the Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.2
Amendment to the Amended and Restated Employment Agreement, dated April 4, 2014, between the Company and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly , principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: May 14, 2014	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President and Treasurer
(Principal Financial Officer)