Form 10-Q
period 2014-06-30
1ST CONSTITUTION BANCORP
filed 2014-08-14
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 12, 2014, there were 7,116,055 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CASH AND DUE FROM BANKS	$23,149,148	$69,267,345
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	-	11,426
Total cash and cash equivalents	23,149,148	69,278,771
INVESTMENT SECURITIES:
Available for sale, at fair value	110,878,312	99,198,807
Hel Held to maturity (fair value of $159,434,845 and $153,629,773 at Mar June 30, 2014 and December 31, 2013, respectively)	155,318,690	152,816,815
Total investment securities	266,197,002	252,015,622
LOANS HELD FOR SALE	9,877,863	10,923,689
LOANS	635,459,722	373,336,082
Less- Allowance for loan losses	(7,418,379)	(7,038,571)
Net loans	628,041,343	366,297,511
PREMISES AND EQUIPMENT, net	12,189,136	10,043,505
ACCRUED INTEREST RECEIVABLE	3,161,963	2,542,602
BANK-OWNED LIFE INSURANCE	20,932,291	16,183,574
OTHER REAL ESTATE OWNED	1,860,000	2,136,341
GOODWILL AND INTANGIBLE ASSETS	13,614,963	4,889,575
OTHER ASSETS	6,946,522	8,013,897
Total assets	$985,970,231	$742,325,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$166,866,851	$121,891,752
Interest bearing	653,000,478	516,660,278
Total deposits	819,867,329	638,552,030
BORROWINGS	59,888,511	10,000,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	904,892	883,212
ACCRUED EXPENSES AND OTHER LIABILITIES	5,078,769	5,974,531
Total liabilities	904,296,501	673,966,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 7,136,784 and 6,033,683 shares issued and 7,116,055 and 6,016,845 shares outstanding at June 30,2014 and December 31, 2013, respectively	60,937,366	49,403,450
Retained earnings	21,576,175	21,374,381
Treasury Stock, 20,729 shares and 16,838 shares at June 30, 2014 and December 31, 2013, respectively	(211,727)	(171,883)
Accumulated other comprehensive (loss)	(628,084)	(2,247,634)
Total shareholders’ equity	81,673,730	68,358,314
Total liabilities and shareholders’ equity	$985,970,231	$742,325,087

The accompanying notes are an integral part of these unaudited financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans, including fees	$7,870,260	$5,645,259	$14,108,699	$11,617,454
Securities:
Taxable	1,059,160	901,711	2,180,744	1,838,796
Tax-exempt	588,750	545,620	1,169,731	1,058,498
Federal funds sold and short-term investments	45,417	89,662	100,708	139,342
Total interest income	9,563,587	7,182,252	17,559,882	14,654,090

INTEREST EXPENSE:
Deposits	972,362	869,598	1,871,093	1,825,934
Borrowings	127,839	104,254	243,417	207,527
Redeemable subordinated debentures	85,673	87,771	170,780	175,644
Total interest expense	1,185,874	1,061,623	2,285,290	2,209,105

Net interest income	8,377,713	6,120,629	15,274,592	12,444,985
PROVISION FOR LOAN LOSSES	4,099,998	236,666	4,599,996	236,666
Net interest income after provision for loan losses	4,277,715	5,883,963	10,674,596	12,208,319

NON-INTEREST INCOME:
Service charges on deposit accounts	267,235	221,604	486,351	444,670
Gain on sales of loans	267,155	479,146	1,006,736	1,210,855
Income on Bank-owned life insurance	148,987	119,758	278,138	232,366
Other income	576,655	627,351	1,125,789	1,168,531
Total non-interest income	1,260,032	1,447,859	2,897,014	3,056,422

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,684,723	3,045,241	7,272,628	6,398,104
Occupancy expense	838,895	622,499	1,665,090	1,300,305
Data processing expense	311,760	294,306	627,809	595,688
Other real estate owned expenses	98,609	48,557	140,041	594,062
Merger related expenses	109,430	-	1,532,153	-
FDIC insurance expense	184,631	15,000	334,631	34,687
Other operating expenses	1,477,767	1,136,697	2,479,488	2,322,422
Total non-interest expenses	6,705,815	5,162,300	14,051,840	11,245,268

Income (loss) before income taxes	(1,168,068)	2,169,522	(480,230)	4,019,473
INCOME TAXES	(728,150)	612,492	(682,024)	1,137,125
Net income (loss)	$(439,918)	$1,557,030	$201,794	$2,882,348

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$0.26	$0.03	$0.48
Diluted	$(0.06)	$0.25	$0.03	$0.47

The accompanying notes are an integral part of these unaudited financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Income (loss)	$(439,918)	$1,557,030	$201,794	$2,882,348

Other comprehensive income (loss) :

Unrealized gains (losses) on securities available for sale	1,066,459	(3,833,028)	2,281,660	(4,614,989)
Tax effect	(387,844)	1,353,848	(758,780)	1,702,774
Net of tax amount	678,615	(2,479,180)	1,522,880	(2,912,215)

Realized loss on securities available for sale	2,516	-	2,516	-
Tax effect	(1,006)	-	(1,006)	-
Net of tax amount	1,510	-	1,510	-

Pension liability	95,335	63,266	158,601	66,486
Tax effect	(38,135)	(25,307)	(63,441)	(26,602)
Net of tax amount	57,200	37,959	95,160	39,884

Total other comprehensive income (loss)	737,325	(2,441,221)	1,619,550	(2,872,331)

Comprehensive income (loss)	$297,407	$(884,191)	$1,821,344	$10,017

The accompanying notes are an integral part of these unaudited financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532
Exercise of stock options and issuance of shares under employee benefit program (23,233 shares)	219,783				219,783
Share-based compensation	50,568				50,568
Treasury stock purchased (6,440 shares)			(58,028)		(58,028)
Net income for the six month ended June 30, 2013		2,882,348			2,882,348
Other comprehensive (loss)				(2,872,331)	(2,872,331)
Balance, June 30, 2013	$48,986,383	$18,476,641	$(119,114)	$(2,068,038)	$65,275,872
Balance, January 1, 2014	$49,403,450	$21,374,381	$(171,883)	$(2,247,634)	$68,358,314
Exercise of stock options and issuance of shares under employee benefit program (35,600 shares)	302,850				302,850
Share-based compensation	70,366				70,366
Treasury stock purchased (3,891 shares)			(39,844)		(39,844)
Acquisition of Rumson-Fair Haven Bank and Trust Company (1,019,223 shares)	11,160,700				11,160,700
Net income for the six months ended June 30, 2014		201,794			201,794
Other comprehensive income				1,619,550	1,619,550
Balance June 30, 2014	$60,937,366	$21,576,175	$(211,727)	$(628,084)	$81,673,730

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$201,794	$2,882,348
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	4,599,996	236,666
Provision for loss on other real estate owned	-	662,918
Depreciation and amortization	880,566	539,640
Net amortization of premiums and discounts on securities	546,824	613,720
Loss on sales of securities held for sale	2,516	-
Gains on sales of other real estate owned	(21,012)	(291,452)
Gains on sales of loans held for sale	(1,006,736)	(1,210,855)
Originations of loans held for sale	(39,760,548)	(83,349,024)
Proceeds from sales of loans held for sale	41,813,110	92,285,028
Income on Bank – owned life insurance	(278,138)	(232,366)
Share-based compensation expense	70,366	267,958
(Increase) decrease in accrued interest receivable	(22,749)	317,907
Decrease in other assets	1,196,128	1,270,240
Decrease in accrued interest payable	(125,694)	(114,674)
(Decrease) increase in accrued expenses and other liabilities	(1,414,957)	305,763
Net cash provided by operating activities	6,681,466	14,183,817
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	-	(15,947,558)
Held to maturity	(14,229,098)	(10,839,022)
Proceeds from maturities and prepayments of securities -
Available for sale	14,315,647	15,257,223
Held to maturity	11,534,177	16,295,574
Proceeds from sales of securities available for sale	5,957,188	-
Net (increase) decrease in loans	(122,887,249)	110,901,189
Capital expenditures	(111,489)	(113,402)
Net cash received in the acquisition	21,375,071	-
Proceeds from sales of other real estate owned	230,949	2,653,518
Net cash (used in) provided by investing activities	(83,814,804)	118,207,522
FINANCING ACTIVITIES:
Issuance of vested shares	302,850	219,783
Purchase of Treasury Stock	(39,844)	(58,028)
Net decrease in demand, savings and time deposits	(8,169,253)	(4,089,641)
Net increase (decrease) in borrowings	38,909,962	(32,400,000)
Net cash provided by (used in) financing activities	31,003,715	(36,327,886)
(Decrease) increase in cash and cash equivalents	(46,129,623)	96,063,453
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	69,278,771	14,044,921
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$23,149,148	$110,108,374
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$2,410,984	2,323,779
Income taxes	596,223	1,153,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	2,311,225
Acquisition of Rumson-Fair Haven Bank and Trust Company
Noncash assets acquired:
Investment securities available for sale	$30,024,458
Loans	143,714,377
Accrued interest receivable	596,612
Premises and equipment, net	2,551,939
Goodwill	7,698,427
Core deposit intangible	1,188,836
Bank-owned life insurance	4,470,579
Other assets	885,576
	191,130,804
Liabilities assumed:
Deposits	189,490,005
Advances from FHLB	11,030,000
Other liabilities	825,170
	201,345,175
Common stock issued as consideration	$11,160,700

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Notes To Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

(2)  Acquisition of Rumson-Fair Haven Bank and Trust Company

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“Rumson”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash or a combination thereof, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,223 shares of its common stock and paid $14.8 million in cash in the transaction.

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

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete.  During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  During the measurement period, the acquirer also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.  The measurement period may not exceed one year from the acquisition date.  As of June 30, 2014, independent appraisals of branch office real estate and leases had not been completed and the fair value of these assets and liabilities had not been determined.

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

	At February 7, 2014
($ in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total

Commercial
Construction	$11,920	$-	$11,920
Commercial Real Estate	62,398	1,832	64,230
Commercial Business	18,086	368	18,454
Residential Real Estate	32,743	180	32,923
Consumer	15,953	234	16,187
Total	$141,100	$2,614	$143,714

The following is a summary of the loans acquired with evidence of deteriorated credit quality in the Rumson acquisition as of the closing date.

($ in thousands)	Acquired Credit Impaired Loans

Contractually required principal and interest at acquisition	$4,451
Contractual cash flows not expected to be collected (non-accretable difference)	1,543

Expected cash flows at acquisition	2,908
Interest component of expected cash flows (accretable difference)	294

Fair value of acquired loans	$2,614

The core deposit intangible totaled $1.2 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The following table presents the projected amortization of the core deposits intangible for each period presented:

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

Direct costs related to the acquisition were expensed as incurred. During the six months ended June 30, 2014, the Company incurred $1.5 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Rumson operations included in our Consolidated Statements of Income from the date of the acquisition, February 7, 2014, through June 30, 2014 under the column “Actual from acquisition date to June 30, 2014.”  In addition, the table provides unaudited condensed pro forma financial information assuming that the Rumson acquisition had been completed as of January 1, 2013. In the table below, merger-related expenses of $1.8 million were excluded from pro forma non-interest expenses for the six months ended June 30, 2014.  Income taxes were also adjusted to exclude income tax benefits of $505,000 related to the merger expenses for the six months ended June 30, 2014.

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

	Actual from acquisition date to June 30, 2014	Pro Forma for the six months ended June 30, 2014	Pro Forma for the six months ended June 30, 2013
	(in thousands, except per share amounts)

Net interest income	$2,809	$16,074	$16,258
Non-interest income	123	2,946	3,572
Non-interest expenses	1,120	13,242	14,020
Income taxes (benefit)	724	(61)	1,625
Net income	1,088	1,239	3,778

Earnings per share – diluted		$0.18	$0.53

 (3)  Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock warrants, and common stock options, using the treasury stock method.  For periods when a net loss is incurred, there is no dilutive effect of share equivalents. Accordingly, these shares are not included in the calculation of diluted earnings per share.

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

	Three Months Ended June 30, 2014
	Net (loss)	Weighted- average shares	Per share amount
Basic earnings per common share:
Net (loss)	$(439,918)	7,113,717	$(0.06)

Effect of dilutive securities:
Stock options and warrants		-

Diluted EPS:
Net (loss) plus assumed conversion	$(439,918)	7,113,717	$(0.06)

	Three Months Ended June 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,557,030	5,992,743	$0.26
Effect of Dilutive Securities:
Stock options and warrants		150,867
Diluted EPS:
Net income plus assumed conversions	$1,557,030	6,143,610	$0.25

	Six Months Ended June 30, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$201,794	6,958,901	$0.03
Effect of Dilutive Securities:
Stock options and warrants		120,293
Diluted EPS:
Net income plus assumed conversions	$201,794	7,079,194	$0.03

	Six Months Ended June 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,882,348	5,944,633	$0.48
Effect of Dilutive Securities:
Stock options and warrants		148,498
Diluted EPS:
Net income plus assumed conversions	$2,882,348	6,093,131	$0.47

 For the three months and six months ended June 30, 2014 and 2013, 247,298 and 90,296 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common shares.

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,430,419	$-	$(525,144)	$10,905,275
Residential collateralized mortgage obligations – GSE	4,016,935	104,804	(35,909)	4,085,830
Residential collateralized mortgage obligations – non-GSE	2,774,669	47,862	(6,211)	2,816,320
Residential mortgage backed securities – GSE	29,268,826	966,555	(261,125)	29,974,256
Obligations of State and Political subdivisions	22,047,926	225,727	(1,264,271)	21,009,382
Trust preferred debt securities – single issuer	2,470,301	-	(321,701)	2,148,600
Corporate debt securities	36,036,784	404,998	(44,033)	36,397,749
Restricted stock	3,515,900	-	-	3,515,900
Mutual fund	25,000	-	-	25,000
	$111,586,760	$1,749,946	$(2,458,394)	$110,878,312

June 30, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$501,773	$-	$501,773	$1,572	$-	$503,345
Residential collateralized mortgage obligations – GSE	13,242,024	-	13,242,024	500,621	-	13,742,645
Residential collateralized mortgage obligations – non-GSE	9,679,334	-	9,679,334	346,640		10,025,974
Residential mortgage backed securities – GSE	61,339,357	-	61,339,357	1,404,295	(134,022)	62,609,630
Obligations of State and
Political subdivisions	69,900,076	-	69,900,076	2,023,380	(404,000)	71,519,456
Trust preferred debt securities-pooled	656,661	(500,944)	155,717	376,593	-	532,310
Corporate debt securities	500,409	-	500,409	1,076	-	501,485
	$155,819,634	$(500,944)	$155,318,690	$4,654,177	$(538,022)	$159,434,845

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$22,386,761	$33,213	$(910,274)	$21,509,700
Residential collateralized mortgage obligations – GSE	3,547,404	134,388	-	3,681,792
Residential collateralized mortgage obligations – non-GSE	2,782,843	52,227	(8,674)	2,826,396
Residential mortgage backed securities – GSE	31,532,051	872,169	(438,273)	31,965,947
Obligations of State and Political subdivisions	22,206,959	149,959	(2,710,874)	19,646,044
Trust preferred debt securities-single issuer	2,468,839	-	(455,739)	2,013,100
Corporate debt securities	16,228,474	318,590	(29,336)	16,517,728
Restricted stock	1,013,100	-	-	1,013,100
Mutual fund	25,000	-	-	25,000
	$102,191,431	$1,560,546	$(4,553,170)	$99,198,807

December 31, 2013	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,524,860	$-	$1,524,860	$10,310	$-	$1,535,170
Residential collateralized mortgage obligations – GSE	14,803,739	-	14,803,739	379,815	-	15,183,554
Residential collateralized mortgage obligations – non-GSE	10,682,363	-	10,682,363	119,777	(27,526)	10,774,614
Residential mortgage backed securities – GSE	65,240,620	-	65,240,620	611,062	(387,034)	65,464,648
Obligations of State and Political subdivisions	59,400,916	-	59,400,916	1,399,938	(1,296,357)	59,504,497
Trust preferred debt securities – pooled	656,662	(500,944)	155,718	-	(6,863)	148,855
Corporate debt securities	1,008,599	-	1,008,599	9,836	-	1,018,435

	$153,317,759	$(500,944)	$152,816,815	$2,530,738	$(1,717,780)	$153,629,773

Restricted stock at June 30, 2014 and December 31, 2013 consisted of $3,450,900 and $948,100, respectively, of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Residential mortgage backed securities – GSE	327,904	329,483
Obligations of State and Political subdivisions	264,650	265,665
Corporate Debt Securities	10,350,414	10,377,692
Restricted Stock	3,515,900	3,515,900
Mutual Fund	25,000	25,000
	$14,483,868	$14,513,740
Due after one year through five years
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,542,897	$1,537,275
Residential collateralized mortgage obligations – non-GSE	-	-
Residential mortgage backed securities – GSE	6,945,975	6,882,941
Obligations of State and Political subdivisions	110,000	110,251
Corporate Debt Securities	23,581,409	23,946,637
	$32,180,281	$32,477,104
Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$9,887,522	$9,368,000
Residential collateralized mortgage obligations – GSE	109,945	117,244
Residential mortgage backed Securities – GSE	7,557,870	7,653,670
Obligations of State and Political Subdivisions	4,861,389	4,921,297
Corporate Debt Securities	1,020,008	1,032,500
	$23,436,734	$23,092,711
Due after ten years
Residential collateralized mortgage obligations – GSE	$3,906,991	$3,968,587
Residential collateralized mortgage obligations – non-GSE	2,446,764	2,486,836
Residential mortgage backed securities – GSE	14,764,981	15,437,645
Obligations of State and Political subdivisions	16,811,887	15,712,169
Corporate Debt Securities	1,084,953	1,040,920
Trust Preferred Debt Securities	2,470,301	2,148,600
	$41,485,877	$40,794,757

Total	$111,586,760	$110,878,312

Held to maturity-
Due in one year or less
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$501,773	$503,345
Obligations of State and Political subdivisions	18,863,582	18,878,243
Corporate Debt Securities	500,409	501,485
	19,865,764	19,883,073

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-

Obligations of State and Political subdivisions	11,961,666	12,397,039
Corporate Debt Securities	-	-
	$11,961,666	$12,397,039

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$-	$-
Residential collateralized mortgage obligations – non-GSE	841,639	844,647
Residential mortgage backed securities – GSE	20,221,542	20,553,756
Obligations of State and Political subdivisions	20,832,099	21,759,133
	$41,895,280	$43,157,536
Due after ten years
Residential collateralized mortgage obligations – GSE	$13,242,024	$13,742,645
Residential collateralized mortgage obligations – non-GSE	8,837,695	9,181,327
Residential mortgage backed securities – GSE	41,117,815	42,055,874
Obligations of State and Political subdivisions	18,242,729	18,485,041
Trust Preferred Debt Securities – Pooled	656,661	532,310
	$82,096,924	$83,997,197

Total	$155,819,634	$159,434,845

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$-	$-	$10,905,275	$(525,144)	$10,905,275	$(525,144)

Residential collateralized mortgage obligations – GSE	1	1,126,559	(35,909)	-	-	1,126,559	(35,909)

Residential collateralized mortgage obligations – non-GSE	2	988,947	(382)	105,842	(5,829)	1,094,789	(6,211)

Residential mortgage backed securities – GSE	16	-	-	17,570,016	(395,147)	17,570,016	(395,147)

Obligations of State and Political Subdivisions	79	1,097,189	(6,295)	25,841,204	(1,661,976)	26,938,393	(1,668,271)

Trust preferred debt securities – single issuer	4	-	-	2,148,600	(321,701)	2,148,600	(321,701)

Corporate Debt Securities	1	-	-	1,040,920	(44,033)	1,040,920	(44,033)

Total temporarily impaired securities	105	$3,212,695	$(42,586)	$57,611,857	$(2,953,830)	$60,824,552	$(2,996,416)

December 31, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$11,507,350	$(910,274)	$-	$-	$11,507,350	$(910,274)

Residential collateralized mortgage Obligations – non-GSE	8	5,328,485	(28,231)	1,094,754	(7,969)	6,423,239	(36,200)

Residential mortgage backed securities GSE	38	40,504,327	(825,307)	-	-	40,504,327	(825,307)

Obligations of State and Political Subdivisions	95	19,403,457	(2,285,759)	8,936,441-	(1,721,472)	28,339,898	(4,007,231)

Trust preferred debt securities – single issuer	4	-	-	2,013,100	(455,739)	2,013,100	(455,739)

Trust preferred debt securities – Pooled	1	-	-	148,855	(507,807)	148,855	(507,807)

Corporate debt securities	1	-	-	1,056,110	(29,336)	1,056,110	(29,336)

Total temporarily impaired securities	150	$76,743,619	$(4,049,571)	$13,249,260	$(2,722,323)	$89,992,879	$(6,771,894)

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

Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of securities issued by financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $864,727, of which $363,783 was determined to be a credit loss and charged to operations and $500,944 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of June 30, 2014, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of June 30, 2014 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

Our position is that it is appropriate to apply this future default factor in our analysis as it is not realistic to assume no adverse conditions will occur over the remaining 23-year stated maturity of this pooled security even though the individual institutions are currently performing according to terms.

e.
This June 30, 2014 projection of future cash flows produced a present value that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at June 30, 2014.

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

The following table sets forth information with respect to this security at June 30, 2014:

								Expected Deferrals and		Excess Subordination (2)
Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Amount	% of Current Performing Collateral

PreTSL XXV	B-1	$155,717	$532,310	$376,593	70.7%	6.7%	22.6%	13.7%	Ca/ NR	$146,000	27.0%

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

(in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

(in thousands)	Six months ended June 30, 2014	Six months ended June 30, 2013
Balance at beginning of period	$364	$364
Change during the period	-	-
Balance at end of period	$364	$364

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

            The following table provides an aging of the loan portfolio by loan class at June 30, 2014:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$-	$-	$78,921,897	$78,921,897	$-	$-
Commercial Business	365,090	-	422,820	787,910	106,294,283	107,082,193	53,518	369,302
Commercial Real Estate	1,315,303	211,979	6,604,013	8,131,295	183,823,741	191,955,036	440,425	6,163,588
Mortgage Warehouse Lines	-	-	-	-	181,911,743	181,911,743	-	-

Residential Real Estate	219,759	127,677	1,498,854	1,846,290	48,240,242	50,086,532	183,668	1,442,863

Consumer
Loans to Individuals	77,432	-	233,957	311,389	24,303,646	24,615,035	233,957	-
Other	-	-	-	-	205,573	205,573	-	-

Deferred Loan Costs	-	-	-	-	681,713	681,713	-	-

Total	$1,977,584	$339,656	$8,759,644	$11,076,884	$624,382,838	$635,459,722	$911,568	$7,975,753

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $911,568 at June 30, 2014 were not classified as non-performing loans.

The following table provides an aging of the loan portfolio by loan class at December 31, 2013:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$ _	$-	$51,002,172	$51,002,172	$-	$-
Commercial Business	385,133	58,665	453,325	897,123	81,450,932	82,348,055	-	511,990
Commercial Real Estate	-	-	5,217,173	5,217,173	93,172,557	98,389,730	-	5,555,851
Mortgage Warehouse Lines	-	-	-	-	116,951,357	116,951,357	-	-

Residential Real Estate	315,615	967,099	33,494	1,316,208	12,447,970	13,764,178	-	162,012

Consumer
Loans to Individuals	-	-	-	-	9,766,114	9,766,114	-	92,103
Other	-	-	-	-	170,526	170,526	-	-

Deferred Loan Costs	-	-	-	-	943,950	943,950	-	-

Total	$700,748	$1,025,764	$5,703,992	$7,430,504	$365,905,578	$373,336,082	-	$6,321,956

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Group provides revolving lines of credit that are available to licensed mortgage banking companies (the “Warehouse Line of Credit”). The Warehouse Line of Credit is used by the mortgage banker to fund the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials are abundant, and for service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin.  Such companies have established profitable records over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved.  Management is well-balanced and competent in their responsibilities.  Economic environment is favorable; however, competition is strong.  The prospects for growth are good.  Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above. Loans to individuals are supported by good net worths but whose supporting assets are illiquid.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at June 30, 2014.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$78,921,897	$103,155,373	$165,905,820	$181,911,743	$48,453,325
Special Mention	-	2,545,759	15,475,088	-	1,317,592
Substandard	-	942,648	10,574,128	-	315,615
Doubtful	-	438,413	-	-	-
Total	$78,921,897	$107,082,193	$191,955,036	$181,911,743	$50,086,532

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$24,615,035	$205,573
Nonperforming	-	-
Total	$24,615,035	$205,573

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2013.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$47,539,033	$79,832,704	$68,620,450	$116,951,357	$12,635,067
Special Mention	-	1,406,143	19,396,574	-	1,129,111
Substandard	3,463,139	792,057	10,372,706	-	-
Doubtful	-	258,486	-	-	-
Loss	-	58,665	-	-
Total	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178
Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,674,011	$170,526
Nonperforming	92,103	-
Total	$9,766,114	$170,526

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2014 and December 31, 2013:

Period-End Allowance for Loan Losses by Impairment Method June 30, 2014
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$950,014	$1,546,766	$3,607,083	$909,559	$172,853	$90,732	$1,665	$139,707	$-	$7,418,379

Ending Balance
Individually evaluated for impairment	-	19,141	1,487,047	-	15,015	-	-	-	-	1,521,203
Collectively evaluated for impairment	$950,014	$1,527,625	$2,120,036	$909,559	$157,838	$90,732	$1,665	$139,707	$-	$5,897,176

Loans receivables:
Ending Balance	$78,921,897	$107,082,193	$191,955,036	$181,911,743	$50,086,532	$24,615,035	$205,573	$-	$681,713	$635,459,722
Individually evaluated for impairment	373,663	464,725	10,041,584	-	1,442,866	-	-	-	-	12,322,838
Loans acquired with deteriorated credit quality	-	384,932	1,678,720	-	183,668	233,958	-	-	-	2,481,278
Collectively evaluated for impairment	$78,548,234	$106,232,536	$180,234,732	$181,911,743	$48,459,998	$24,381,077	$205,573	$-	$681,713	$620,655,606

Period-End Allowance for Loan Losses by Impairment Method December 31, 2013
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$7,038,571

Ending Balance
Individually evaluated for impairment	-	293,692	1,490,169	-	-	-	-	-	-	1,783,861
Collectively evaluated for impairment	$1,205,267	$978,041	$1,531,597	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$5,254,710

Loans receivables:
Ending Balance	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178	$9,766,114	$170,526	$-	$943,950	$373,336,082
Individually evaluated for impairment	19,930	776,101	9,130,605	-	162,012	92,103	-	-	-	10,180,751
Collectively evaluated for impairment	$50,982,242	$81,571,954	$89,259,125	$116,951,357	$13,602,166	$9,674,011	$170,526	$-	$943,950	$363,155,331

The activity in the allowance for loan loss by loan class for the six months ended June 30, 2014 and 2013 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2013	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$7,038,571
Provision charged to operations	60,163	454,031	113,961	(63,082)	17,332	(16,462)	(560)	(65,385)	499,998
Loans charged off	-	(510,952)	-	-	-	-	-	-	(510,952)
Recoveries of loans charged off	-	3,225	-	-	-	-	-	-	3,225
Balance – March 31, 2014	$1,265,430	$1,218,037	$3,135,727	$521,675	$182,005	$92,387	$1,623	$613,958	$7,030,842

Provision charged to operations	(315,416)	4,041,190	471,356	387,884	(9,152)	(1,655)	42	(474,251)	4,099,998
Loans charged off	-	(3,713,789)	-	-	-	-	-	-	(3,713,789)
Recoveries of loans charged off	-	1,328	-	-	-	-	-	-	1,328
Balance – June 30, 2014	$950,014	$1,546,766	$3,607,083	$909,559	$172,853	$90,732	$1,665	$139,707	$7,418,379

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,606	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance – March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,234	$2,059	$658,119	$6,023,282

Provision charged to operations	1,872	160,163	321,659	(62,039)	(19,632)	(2,444)	45	(162,958)	236,666
Loans charged off	-	-	-	-	-	-	-	-	-
Recoveries of loans charged off	417	8,575	-	-	-	-	-	-	8
Balance – June 30, 2013	$1,212,578	$985,919	$2,451,856	$928,699	$92,733	$99,890	$2,104	$495,161	$6,268,940

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

Impaired Loans Receivables (By Class)
June 30, 2014
				Three months ended		Six months ended
				June 30, 2014		June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$373,663	$373,663	$0	$338,563	$3,752	$229,152	$4,821
Commercial Business	723,060	1,300,245	0	719,845	8,967	819,018	12,232
Commercial Real Estate	2,625,135	2,812,050	0	2,104,136	10,738	1,052,068	17,480
Mortgage Warehouse Lines	0	0	0	0	0	0	0
Subtotal	3,721,858	4,485,958	0	3,162,544	23,457	$2,100,238	$34,533

Residential Real Estate	1,310,919	1,317,592	0	1,310,990	5,043	1,002,650	6,767

Consumer
Loans to Individuals	233,958	243,438	0	238,397	0	261,941	1,155
Other	0	0	0	0	0	0	0
Subtotal	233,958	243,438	0	238,397	0	261,941	1,155

Subtotal with no related allowance	5,266,735	6,046,988	0	4,711,931	28,500	$3,364,829	42,455

With an allowance:

Commercial
Construction	0	0	0	0	0	0	0
Commercial Business	126,597	283,054	19,141	171,520	0	321,402	0
Commercial Real Estate	9,095,169	9,095,169	1,487,047	9,101,300	64,949	9,112,256	113,822
Mortgage Warehouse Lines	0	0	0	0	0	0	0
Subtotal	9,221,766	9,378,223	1,506,188	9,272,820	64,949	9,433,658	113,822

Residential Real Estate	315,615	315,615	15,015	315,615	0	210,410	0

Consumer
Loans to Individuals	0	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	0	0

Subtotal with an allowance	9,537,381	9,693,838	1,521,203	9,588,435	64,949	9,644,068	113,822

Total:
Construction	373,663	373,663	0	338,563	3,752	229,152	4,821
Commercial Business	849,657	1,583,299	19,141	891,365	8,967	1,140,420	12,232
Connercial Real Estate	11,720,304	11,907,219	1,487,047	11,205,436	75,687	10,164,324	131,302
Mortgage Warehouse Lines	0	0	0	0	0	0	0
Residential Real Estate	1,626,534	1,633,207	15,015	1,626,605	5,043	1,213,060	6,767
Consumer	233,958	243,438	0	238,397	0	261,941	1,155
Total	$14,804,116	$15,740,826	$1,521,203	$14,300,366	$93,449	$13,008,897	$156,277

				Year ended
December 31 , 2013				12/31/2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$19,930	$19,930	$-	$965,268	$33,946
Commercial Business	243,840	400,297		258,139	5,094
Commercial Real Estate	-	-	-	1,032,115	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	263,770	420,227	-	2,255,522	39,040
Residential Real Estate	162,012	162,012	-	117,746	-
Consumer
Loans to Individuals	92,103	92,103	-	34,292	-
Other	-	-	-	-	-
Subtotal	92,103	92,103	-	34,292	-
With no related allowance	$517,885	$674,342	$-	$2,407,560	$39,040

With an allowance:
Commercial
Construction	$-	$-	$-	$246,853	$-
Commercial Business	532,261	532,261	293,692	562,346	9,728
Commercial Real Estate	9,130,605	9,130,605	1,490,169	5,546,690	247,277
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,662,866	9,662,866	1,783,861	6,355,889	257,005
Residential Real Estate	-	-	-	44,196	-
Consumer
Loans to Individuals	-	-	-	4,238	-
Other	-	-	-	-	-
Subtotal	-	-	-	4,238	-
With an allowance	$9,662,866	$9,662,866	$1,783,861	$6,404,323	$257,005

Total:
Construction	19,930	19,930	-	1,212,121	33,946
Commercial Business	776,101	932,558	293,692	820,485	14,822
Commercial Real Estate	9,130,605	9,130,605	1,490,169	6,578,805	247,277
Mortgage Warehouse	-	-	-	-	-
Residential Real Estate	162,012	162,012	-	161,942	-
Consumer	92,103	92,103	-	38,530	-
Total	$10,180,751	$10,337,208	$1,783,861	$8,811,883	$296,045

Impaired Loans Receivables (By Class)				Three months ended
June 30 , 2013				June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$540,975	$540,975	$-	$725,974	$11,078
Commercial Business	177,980	232,022	-	168,683	1,450
Commercial Real Estate	-	-	-	123,945	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	718,955	772,997	-	1,018,602	12,528
Residential Real Estate	164,542	164,542	-	121,246	-

Consumer
Loans to Individuals	-	-	-	22,540	-
Other	-	-	-	-	-
Subtotal		-	-	22,540	-
With no related allowance:	$883,497	$937,539	$-	$1,162,388	$12,528

With an allowance:
Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	614,396	759,223	173,155	617,054	834
Commercial Real Estate	4,477,287	4,477,287	793,926	4,372,626	64,468
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,091,683	5,236,510	967,081	4,989,680	65,302
Residential Real Estate	-	-	-	44,069	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With an allowance:	5,091,683	5,236,510	967,081	5,033,749	65,302

Total:
Commercial	5,810,638	6,009,507	967,081	6,008,282	77,830
Residential Real Estate	164,542	164,542	-	165,315	-
Consumer	-	-	-	22,540	-
Total	$5,975,180	$6,174,049	$967,081	$6,196,137	$77,830

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

There were no loans modified that were TDRs in the six month period ended June 30, 2014. Loans modified during the three month and six month ended June 30, 3013 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	-	-	-
Commercial Real Estate	2	3,224,980	3,154,157
Residential Real Estate	-	-	-

There were no loans modified that were TDR’s during the three and six month periods ended June 30, 2014 and June 30, 2013 that were in default.

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	-	-
Commercial Real Estate	-	-
Residential Real Estate	-	-

Changes in the accretable discount for acquired credit impaired loans for the six months ended June 30, 2014 were as follows:

Balance at beginning of period	$-
Acquisition of impaired loans	293,976
Accretion of discount	(47,333)
Balance at end of period	$246,643

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	February 7, 2014	June 30, 2014
	Acquired loans with Evidence of Credit Deterioration	Acquired loans with Evidence of Credit Deterioration

Outstanding balance	$3,409,340	$3,229,459
Carrying amount	$2,613,826	$2,481,278

There were no changes in the expected cash flows of these loans during the six month period ended June 30, 2014. No allowance for loan losses has been recorded for acquired loans with or without evidence of deterioration as of the acquisition date or as of June 30, 2014.

(6)  Share-Based Compensation

The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 440,701 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.  As of June 30, 2014, there were 346,166 shares of common stock available for future grants under the Stock Plans, of which 300,040 shares are available for future grants under the 2013 Equity Incentive Plan and 46,126 shares are available for future grant under the 2006 Directors Stock Plan.

Stock-based compensation expense related to options was $70,366 and $50,568 for the six months ended June 30, 2014 and 2013, respectively.

Transactions under the Stock Plans during the six months ended June 30, 2014 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2014	235,598	$8.81
Granted	11,700	11.02
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2014	247,298	$8.91	5.4	$485,125

Exercisable at June 30, 2014	199,881	$9.17	4.7	$294,904

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2014 are as follows:

	January 2014	April 2014

Fair value of options granted	$4.75	$4.32
Risk-free rate of return	1.65%	1.70%
Expected option life in years	7	7
Expected volatility	38.01%	38.01%
Expected dividends (1)	-	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of June 30, 2014, there was approximately $69,098 of unrecognized compensation cost related to nonvested stock option- based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the six months ended June 30, 2014:

		Average
	Number of	Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2014	136,490	$6.59
Granted	35,600	11.21
Vested	(29,065)	6.73
Forfeited	-	-
Non-vested at June 30, 2014	143,025	$7.71

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $253,322 and $217,390 for the six months ended June 30, 2014 and 2013.

As of June 30, 2014, there was approximately $956,859 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

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

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $20.9 million and $16.2 million at June 30, 2014 and December 31, 2013, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three month and six month periods ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$43,334	$30,539	$57,167	$214,257
Interest cost	32,852	22,229	43,339	155,951
Actuarial (gain) loss recognized	(1,574)	(29,893)	(2,077)	(209,721)
Prior service cost recognized	-	942	-	6,611
	$74,612	$23,817	$98,429	$167,098

 (8)  Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

June 30, 2014:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(708,448)	$300,312	$(408,136)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	185,837	(75,162)	110,675

Accumulated other comprehensive income ( loss)	$(1,023,555)	$395,471	$(628,084)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

December 31, 2013:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(2,992,624)	$1,060,098	$(1,932,526)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	27,236	(11,721)	(60,404)

Accumulated other comprehensive income ( loss)	$(3,466,332)	$1,218,698	$(2,247,634)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Six Months Ended June 30, 2014:
Balance, beginning of period	$(1,932,526)	$(330,623)	$15,515	$(2,247,634)
Other comprehensive income (loss) before reclassifications	1,522,880	-	95,160	1,618,040
Amounts reclassified from accumulated other comprehensive income (loss) (1)	1,510	-	-	1,510
Other comprehensive income (loss)	1,524,390	-	95,160	1,619,550
Balance, end of period	$(408,136)	$(330,623)	$110,675	$(628,084)

(1) Amounts reclassified are included in Other Income on the Consolidated Statement of Income.

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Six Months Ended June 30, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income (loss) before reclassifications	(2,912,215)	-	39,884	(2,872,331)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(2,912,216)	-	39,884	(2,872,331)
Balance, end of period	$(1,677,012)	$(330,623)	$(60,403)	$(2,068,038)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2014:
Balance, beginning of period	$(1,088,261)	$(330,623)	$53,475	$(1,365,409)
Other comprehensive income (loss) before reclassifications	678,615	-	57,200	735,815
Amounts reclassified from accumulated other comprehensive income (loss) (1)	1,510	-	-	1,510
Other comprehensive income (loss)	680,125	-	57,200	737,325
Balance, end of period	$(408,136)	$(330,623)	$110,675	$(628,084)

(1) Amounts reclassified are included in Other Income on the Consolidated Statement of Income

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2013:
Balance, beginning of period	$(802,169)	$(330,623)	$(98,363)	$(373,183)
Other comprehensive income (loss) before reclassifications	(2,479,180)	-	37,959	(2,441,221)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss)	(2,479,180)	-	37,959	(2,441,221)
Balance, end of period	$(1,677,011)	$(330,623)	$(60,404)	$(2,068,038)

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

ASU 2014-11 Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings.

On June 12, 2014, the FASB issued ASU 2014-11, Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings. This will result in accounting for both types of arrangements as secured borrowings on the balance sheet. Additionally, the ASU introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.

For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

ASU 2014-12 Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FAS Emerging Issues Task Force).

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FAS Emerging Issues Task Force) to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.

ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting.

Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. In current practice, two common performance targets-a change of control event and an IPO-are considered probable when they occur. Consequently, the award would be recognized in earnings at that time.

If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

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
June 30, 2014:
Securities available for sale:
U. S. Treasury securities and
` obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$9,368,000	$1,537,275	$-	$10,905,275
Residential collateralized mortgage obligations – GSE		4,085,830		4,085,830
Residential collateralized mortgage obligations – Non-GSE		2,816,320		2,816,320
Residential mortgage backed securities – GSE		29,974,256		29,974,256
Obligations of State and Political subdivisions		21,009,382		21,009,382
Trust preferred debt securities – single issuer		2,148,600		2,148,600
Corporate debt securities		36,397,749		36,397,749
Restricted stock		3,515,900		3,515,900
Mutual fund		25,000		25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$19,994,430	$1,515,270	$-	$21,509,700
Residential collateralized mortgage obligations – GSE	-	3,681,792	-	3,681,792
Residential collateralized mortgage obligations – non-GSE	-	2,826,396	-	2,826,396
Residential mortgage backed securities – GSE	-	31,965,947	-	31,965,947
Obligations of State and Political subdivisions	-	19,646,044	-	19,646,044
Trust preferred debt securities – single issuer	-	2,013,100	-	2,013,100
Corporate debt securities	-	16,517,728	-	16,517,728
Restricted stock	-	1,013,100	-	1,013,100
Mutual fund	-	25,000	-	25,000

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2014:
Impaired loans	$-	$-	$8,016,178	$8,016,178

December 31, 2013:
Impaired loans	$-	$-	$7,879,005	$7,879,005
Other real estate owned	-	-	209,937	209,937

Impaired loans measured at fair value and included in the above table consisted of 9 loans having an aggregate recorded investment of $9,537,381 and specific loan loss allowances of $1,521,203 at June 30, 2014 and 17 loans at December 31, 2013, having an aggregate balance of $9,662,862 and specific loan loss allowances of $1,783,861.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2014
Impaired loans	$8,016,178	Appraisal of	Appraisal	10-40% (19.1%)
		collateral (1)	adjustments (2)

December 31, 2013
Impaired loans	$7,879,005	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-15% (9.7%)
Other real estate owned	$209,937	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	10-50% (32.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

June 30, 2014
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$23,149,148	23,149,148	$-	$-	$23,149,148
Securities available for sale	110,878,312	9,368,000	101,510,312	-	110,878,312
Securities held to maturity	155,318,690	-	159,434,845	-	159,434,845
Loans held for sale	9,877,863	-	9,900,291	-	9,900,291
Loans, net	628,041,343	-	-	630,109,000	630,109,000
Accrued interest receivable	3,161,963	-	3,161,963	-	3,161,963
Deposits	(819,867,329)	-	(820,796,000)	-	(820,796,000)
Borrowings	(59,888,511)	-	(60,615,000)	-	(60,615,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(904,892)	-	(904,892)	-	(904,892)

December 31, 2013
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$69,278,771	$69,278,771	$-	$-	$69,278,771
Securities available for sale	99,198,807	19,994,430	79,204,377	-	99,198,807
Securities held to maturity	152,816,815	-	153,629,773	-	153,629,000
Loans held for sale	10,923,689	-	10,924,000	-	10,924,000
Loans	366,297,511	-	-	372,548,000	372,548,000
Accrued interest receivable	2,542,602	-	2,542,602	-	2,542,602
Deposits	(638,552,030)	-	(639,539,000)	-	(639,539,000)
Borrowings	(10,000,000)	-	(11,148,000)	-	(11,148,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(883,212)	-	(883,212)	-	(883,212)

Loan commitments and standby letters of credit as of June 30, 2014 and December 31, 2013 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2014 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

The Bank operates nineteen branches, and manages its investment portfolio through its subsidiary, 1st Constitution Investment Company of New Jersey, Inc. During the second quarter of 2014, the Bank completed the merger of RFHB Investment Company, a subsidiary of Rumson that managed Rumson’s investment portfolio, with and into 1st Constitution Investment Company of New Jersey, Inc.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Recent Developments

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state chartered commercial bank (“Rumson”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash or a combination thereof, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,223 shares of its common stock and paid $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

In May of 2013, the Bank entered into a loan participation agreement with a lead lender and another bank to provide financing to Projuban, LLC d/b/a G3K Displays (the “Borrower” or “Projuban”). The loan is secured by a first security interest in the Borrower’s accounts receivable, inventory, equipment and fixtures, and is further secured by the continuing guarantees of the Borrower’s principals.

As previously disclosed in the Company’s Current Report on Form 8-K dated June 20, 2014 (the “Current Report”), the Bank became aware of an apparent fraud by the Borrower and its principals during the second quarter of 2014. The Bank, together with the lending group to the Borrower, commenced a review and investigation of the matter, which included the engagement of forensic accountants. This review and investigation revealed that the principals of the Borrower made fraudulent misrepresentations about the collateral securing the loan and the overall financial condition of the Borrower. The loan was current in payments prior to the initial discovery of the apparent fraud. As reported in the Current Report, management determined that the Borrower’s financial capacity to repay the remaining balance of the loan was unlikely due to the apparent fraud and the Borrower’s cessation of operations, and that substantial doubt existed regarding future repayment of the loan. Accordingly, the Bank recorded a provision for loan losses and a corresponding charge-off of the entire balance of the loan in the amount of $3.7 million in the second quarter of 2014.

Each of these events had a significant impact on the results of operations for the six month period ended June 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Summary

The Company reported a net loss of $439,918, or $0.06 per diluted share, for the three month period ended June 30, 2014 compared to net income of $1,557,030, or $0.25 per diluted share, for the three month period ended June 30, 2013.

The results of operations for the first and second quarters of 2014 were impacted by the two events described above in the “Recent Developments” section. In the first quarter, the Company completed the acquisition of Rumson and incurred $1.4 million of merger-related expenses that reduced earnings in that quarter by $897,000, or $0.13 per diluted share.

In the second quarter of 2014, $109,000 of merger related expenses were incurred, which reduced net income by $65,000, or $0.01 per diluted share. Also in the second quarter, the Projuban loan with a balance of approximately $3.7 million was fully charged off and the provision for loan losses was increased by a similar amount due to the apparent fraud by the borrower and its principals. This additional provision reduced net income in the second quarter by $2.2 million, or $0.30 per diluted share, and resulted in a net loss for the second quarter of 2014. Net income, adjusted for the effect of these events (“Adjusted Net Income”), was $1.8 million, or $0.25 per diluted share. For the three month period ended June 30, 2013, net income was $1.6 million, or $0.25 per diluted share.

Adjusted Net Income and Adjusted Net Income per diluted share are measures not in accordance with generally accepted accounting principles (“GAAP”). The Company used the non-GAAP financial measures, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per diluted share, because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger related expenses incurred in the merger with Rumson and the large provision for loan losses recorded as a result of the apparent fraud by a borrower and its principals. Management believes that these non-GAAP financial measures improve the comparability of the current period results with the results of prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for the Company's GAAP results.

A reconciliation of these non-GAAP measures to the reported net income or loss and net income or loss per diluted share follows.

Reconciliation of Non-GAAP Measures

	Three Month Ended		Six Month Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net Income (loss)	$(439,918)	$1,557,030	$201,794	$2,882,348

Adjustments to Net Income (loss):

Provisions for Loan losses (1)	3,656,000	-	3,656,000	-

Merger-Related Expenses	109,430	-	1,532,153	-

Income Tax Effect of Adjustments (2)	(1,503,913)	-	(2,030,818)	-

Adjusted Net Income	$1,821,599	$1,557,030	$3,359,129	$2,882,348

Average Diluted Shares Outstanding (3)	7,180,127	6,143,610	7,032,265	6,093,131

Adjusted Net Income per Diluted Share	$0.25	$0.25	$0.48	$0.47

Net Income (Loss) per Diluted Share	$(0.06)	$0.25	$0.03	$0.47

(1)	The amount represents the full charge – off of the Projuban loan that was subject to apparent fraud.

(2)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.

(3)
The adjustments to the reported loss for the three month period ended June 30, 2014 result in adjusted net income. Accordingly, diluted shares outstanding include the dilutive share equivalents for purposes of computing adjusted net income per diluted share.

Second Quarter Highlights

•
Net interest income was $8.4 million in the second quarter of 2014 compared to $6.9 million in the first quarter of 2014 and $6.1 million in the second quarter of 2013. The net interest margin for each of these periods was 3.89%, 3.56% and 3.39%, respectively.

•
Loans increased $104 million during the second quarter of 2014 with mortgage warehouse loans increasing $78 million and construction, commercial and commercial real estate loans increasing a combined $26 million. The loan to asset ratio increased to 64.5% at June 30, 2014 compared to 50.3% at December 31, 2013.

•
The integration of the former Rumson operations was completed at the end of the first quarter of 2014 and customer retention has been as expected with loans of $134 million and deposits of $179 million at June 30, 2014.

•
Beginning in the second quarter of 2014, a significant shift in the source and purpose of loans originated by the Bank’s residential lending operations and loans financed by the residential mortgage warehouse operations developed. At June 30, 2014, 75% of the Bank’s residential mortgage pipeline of $57 million (pending loan applications, approved applications and closed loans) was for the purchase of a home compare to 29% at June 30, 2013. A similar shift was experienced in the residential mortgage warehouse lending operation with 70% of the residential mortgages financed for the purchase of a home compared to 30% at June 30, 2013. This trend, if it continues, will provide a more consistent source of revenue in future periods.

Earnings Analysis

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of net income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 86.9% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three month period ended June 30, 2014 and 80.9% of net revenues for the three month period ended June 30, 2013. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

Average interest earning assets increased by $139,590,330, or 18.5%, to $893,599,777 for the three month period ended June 30, 2014 compared to $754,009,447 for the three month period ended June 30, 2013. The overall yield on interest earning assets, on a tax-equivalent basis, increased 46 basis points to 4.42% for the three month period ended June 30, 2014 when compared to 3.96% for the three month period ended June 30, 2013 due primarily to the increase in the higher-yielding average balance of the loan portfolio in the current period.

This increase in the overall yield on interest earning assets for the quarter ended June 30, 2014 compared with the corresponding quarter in 2013 was primarily due to (1) the second quarter increase in construction, commercial real estate and commercial business loans; and (2) the increase in loans and investments resulting from the Rumson merger. All of these factors contributed to an increase in the yield on earning assets, which primarily drove the increase in the net interest margin and net interest income.

Average interest bearing liabilities increased by $116,055,968, or 19.4%, to $713,342,209 for the three month period ended June 30, 2014 compared to $597,286,241 for the three month period ended June 30, 2013.  Overall, the cost of total interest bearing liabilities decreased 4 basis points to 0.67% for the three months ended June 30, 2014 compared to 0.71% for the three months ended June 30, 2013. The increase in average interest bearing liabilities is due principally to the Rumson merger.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.89% for the three months ended June 30, 2014 compared to 3.39% for the three months ended June 30, 2013.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended June 30, 2014 and 2013. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$66,804,945	$45,392	0.27%	$131,756,567	$89,454	0.27%
Investment Securities:
Taxable	180,120,731	1,059,160	2.35%	151,524,528	901,712	2.38%
Tax-exempt (4)	91,394,368	871,349	3.81%	68,322,175	807,517	4.73%
Total	271,515,099	1,930,509	2.84%	219,846,703	1,709,228	3.11%

Loan Portfolio: (1)
Construction	75,431,970	1,362,736	7.25%	39,980,233	614,693	6.17%
Residential real estate	49,348,093	505,144	4.11%	11,143,951	143,421	5.16%
Home Equity	23,974,678	352,091	5.89%	9,010,504	123,961	5.52%
Commercial and commercial real estate	279,259,866	4,158,148	5.97%	140,846,437	2,551,463	7.27%
Mortgage warehouse lines	108,601,198	1,253,362	4.63%	160,777,185	1,885,001	4.70%
Installment	269,618	4,092	6.09%	239,208	3,679	6.17%
All Other Loans	18,394,309	234,687	5.12%	40,408,657	323,040	3.21%
Total	555,279,733	7,870,260	5.68%	402,406,176	5,645,259	5.63%

Total Interest-Earning Assets	893,599,777	9,846,161	4.42%	754,009,447	7,443,941	3.96%

Allowance for Loan Losses	(7,360,782)			(6,221,038)
Cash and Due From Bank	15,110,875			13,663,462
Other Assets	59,535,711			48,937,696
Total Assets	$960,885,581			$810,389,566

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$292,375,327	$239,686	0.33%	$225,749,825	$184,070	0.33%
Savings Accounts	204,238,031	226,884	0.45%	201,463,594	221,449	0.44%
Certificates of Deposit	175,814,908	505,815	1.15%	141,515,821	464,287	1.32%
Other Borrowed Funds	22,356,944	127,839	2.29%	10,000,000	104,255	4.18%
Trust Preferred Securities	18,557,000	85,673	1.83%	18,557,000	87,772	1.87%
Total Interest-Bearing Liabilities	713,342,209	1,185,897	0.67%	597,286,241	1,061,833	0.71%

Net Interest Spread (2)			3.75%			3.25%

Demand Deposits	158,603,674			139,381,895
Other Liabilities	6,898,724			7,263,328
Total Liabilities	878,844,607			743,931,463
Shareholders’ Equity	82,040,974			66,458,103
Total Liabilities and Shareholders’ Equity	$960,885,581			$810,389,566
Net Interest Margin (3)		$8,660,264	3.89%		$6,382,108	3.39%

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

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax-equivalent basis.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal classification, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $4,099,998 for the three months ended June 30, 2014 compared to $236,666 for the three months ended June 30, 2013. The principal reason for the increase in the provision for loan losses in the second quarter of 2014 was the $3.7 million charge-off and replenishment of the allowance due to the Projuban loan, which was previously performing prior to the apparent fraud.  At June 30, 2014, non-performing loans increased by $1,989,117, or 31.5%, to $8,311,073 and the ratio of non-performing loans to total loans was 1.31% at June 30, 2014 compared to 1.69% at December 31, 2013.

At June 30, 2014, the loan portfolio balance was $635,459,722, which represented an increase of $261,123,640 compared to the December 31, 2013 loan portfolio balance of $373,336,082. The primary reasons for the current period increase in the loan portfolio were the $143,714,000 of loans acquired in the Rumson merger and the internal growth of the loan portfolio during the second quarter of 2014.

 There were no changes in the expected cash flows of the acquired loans from the Rumson merger during the second quarter of 2014.  No allowance for loan losses was recorded for acquired loans with or without evidence of deteriorated credit quality as of June 30, 2014.

Non-Interest Income

Total non-interest income for the three months ended June 30, 2014 was $1,260,032, a decrease of $187,827, or 13.0%, from non-interest income of $1,447,859 for the three months ended June 30, 2013. This component represented 13.1% of the Company’s net revenues for the three month period ended June 30, 2014 compared to 19.1% of net revenues for the three month period ended June 30, 2013.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased by $45,631, or 20.6%, to $267,235 for the three months ended June 30, 2014 from $221,604 for the three months ended June 30, 2013. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts in the second quarter of 2014.

Gain on sales of loans held for sale decreased by $211,991, or 44.2%, to $267,155 for the three months ended June 30, 2014 when compared to $479,146 for the three months ended June 30, 2013.  The Bank originates and sells both residential mortgage loans and loans guaranteed by the Small Business Administration in the secondary market.  The higher interest rate environment that existed in the second quarter of 2014 compared to the same period in 2013 resulted in lower demand to refinance residential mortgages. As a result, the volume of mortgage loans originated and sold decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $148,987 for the three months ended June 30, 2014 compared to $119,758 for the three months ended June 30, 2013. The increase in income from BOLI in the second quarter of 2014 was due primarily to the acquisition of $4.5 million of BOLI assets in the Rumson merger.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services contributed to the other income component of non-interest income declining to $576,655 for the three months ended June 30, 2014 compared to $627,351 for the three months ended June 30, 2013, a decrease of $50,697 for the second quarter of 2014 as compared to the second quarter of 2013.

Non-Interest Expense

Non-interest expenses increased by $1,543,515, or 29.9%, to $6,705,815 for the three months ended June 30, 2014 from $5,162,300 for the three months ended June 30, 2013. Non-interest expenses attributable to the former Rumson operation were approximately $690,000 in the second quarter of 2014. The following table presents the major components of non-interest expenses for the three months ended June 30, 2014 and 2013.

Non-interest Expenses
	Three months ended June 30,
	2014	2013
Salaries and employee benefits	$3,684,723	$3,045,241
Occupancy expenses	838,895	622,499
Data processing services	311,760	294,306
Equipment expense	235,528	188,286
Marketing	83,753	92,087
Regulatory, professional and other fees	460,614	271,908
Merger-related expenses	109,430	-
FDIC insurance expense	184,631	15,000
Directors’ fees	21,500	22,000
Other real estate owned expenses	98,609	48,557
Amortization of intangible assets	121,030	66,992
Other expenses	555,342	495,424
Total	$6,705,815	$5,162,300

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $639,482, or 21.0%, to $3,684,723 for the three months ended June 30, 2014 compared to $3,045,241 for the three months ended June 30, 2013. Of this increase, $232,000 was due to salary and benefits for former Rumson employees who were retained by the Bank. The balance of the increase in salaries and employee benefits for the three months ended June 30, 2014 was a result of an increase in the number of employees, regular annual merit increases and increased health care costs. Staffing levels have increased to 179 full time equivalent employees at June 30, 2014 as compared to 156 full time equivalent employees at June 30, 2013.

Occupancy expenses increased by $216,396, or 34.8%, to $838,895 for the three months ended June 30, 2014 compared to $622,499 for the three months ended June 30, 2013.  The current period increase resulted primarily from increased depreciation, property taxes and maintenance costs of the five branch offices acquired as a result of the Rumson merger.

The cost of data processing services increased to $311,760 for the three months ended June 30, 2014 from $294,306 for the three months ended June 30, 2013 as additional expenses were incurred to support and maintain the five new locations acquired as a result of the Rumson merger within the Bank’s information technology systems and the growth of loan and deposit transaction volumes.

Equipment expense increased by $47,242, or 25.1%, to $235,528 for the three months ended June 30, 2014 compared to $188,286 for the three months ended June 30, 2013 primarily due to maintenance agreement costs associated with the expansion of the branch network due to the Rumson merger that were incurred during the second quarter of 2014.

Regulatory, professional and other fees increased by $188,706, or 69.4%, to $460,614 for the three months ended June 30, 2014 compared to $271,908 for the three months ended June 30, 2013.  During the three months ended June 30, 2014, the Company incurred higher professional fees in connection with lending, collections, general corporate matters and post-merger matters.

FDIC insurance expense increased to $184,631 for the three months ended June 30, 2014 compared to $15,000 for the three months ended June 30, 2013 as a result of the assumption of deposits upon completion of the Rumson merger, which accounted for approximately $45,000 of the increase. The balance of the increase is due to changes in the insurance premium calculation in 2013 mandated by the Dodd-Frank Act.

Other real estate owned expenses increased by $50,052 to $98,609 for the three months ended June 30, 2014 compared to $48,557 for the three months ended June 30, 2013 as the Company incurred a higher level of property taxes, maintenance, disposition costs and other costs on repossessed properties held as other real estate owned during the second quarter of 2014 compared to the second quarter of 2013. At June 30, 2014, the Company held one property with a value of $1,860,000 as other real estate owned compared to eight properties with an aggregate value of $7,926,851 at June 30, 2013.

Amortization of intangible assets increased $54,038 to $121,030 during the second quarter of 2014 when compared to the second quarter of 2013 due to the increase in core deposit intangible assets of $1,189,000 recorded in the Rumson merger.

All other expenses increased to $555,342 for the three months ended June 30, 2014 compared to $495,424 for the three months ended June 30, 2013 as current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees, as well as expenses associated with lending activities.

Income Taxes

The pre-tax loss was $1,168,068 for the three months ended June 30, 2014 compared to pre-tax income of $2,169,522 for the three months ended June 30, 2013.

The Company recorded an income tax benefit of $728,150 for the three months ended June 30, 2014 compared to income tax expense of $612,492 for the three months ended June 30, 2013. The effective tax rate for the second quarter of 2014 was a benefit of 62.3%, which was significantly higher than the combined statutory rate of 39.9% due to the impact of tax exempt interest income. The effective tax rate for the 2013 quarter was 28.2%.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Summary

The Company reported net income of $201,794, or $0.03 per diluted share, for the six month period ended June 30, 2014 compared to net income of $2,882,348, or $0.47 per diluted share, for the six month period ended June 30, 2013.

The results of operations for the six months ended June 30, 2014 were impacted by the two events described above in the “Recent Developments” section. In the first quarter of 2014, the Company completed the acquisition of Rumson.  For the six months ended June 30, 2014, the Company incurred a total of $1.5 million of merger-related expenses that reduced net income by $962,000, or $0.14 per diluted share.

In the second quarter, the Projuban loan for approximately $3.7 million was fully charged-off and the provision for loan losses was increased by a similar amount due to the apparent fraud by the borrower and its principals. This additional provision reduced net income by $2.2 million, or $0.31 per diluted share, and resulted in a net loss for the second quarter of 2014 and substantially lower net income for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.

Net income, adjusted for the effect of these events (“Adjusted Net Income”), was $3.4 million for the six month period ended June 30, 2014, or $0.48 per diluted share. For the six month period ended June 30, 2013, net income was $2.9 million, or $0.47 per diluted share. Adjusted Net Income and Adjusted Net Income per diluted share are non-GAAP measures. A reconciliation of these non-GAAP measures to the reported net income or loss and net income of loss per diluted share is summarized in the table entitled “Reconciliation of Non-GAAP Measures” in “Results of Operations, Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013, Summary.”

Earnings Analysis

The Banks’ results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

Net Interest Income

Net interest income, the Company’s largest and most significant component of net income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 84.1% of the Company’s net revenues (defined as net interest income plus non-interest income) for the six month period ended June 30, 2014 and 79.8% of net revenues for the six-month period ended June 30, 2013. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the six month periods ended June 30, 2014 and 2013. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$81,499,665	$100,708	0.25%	$108,464,342	$139,342	0.26%
Investment Securities:
Taxable	182,440,056	2,180,744	2.39%	155,253,462	1,838,797	2.39%
Tax-exempt (4)	85,521,465	1,731,201	4.05%	65,948,918	1,566,576	4.79%
Total	267,961,521	3,911,945	2.92%	221,202,380	3,405,373	3.10%

Loan Portfolio: (1)
Construction	67,764,651	2,382,937	7.09%	42,304,486	1,295,504	6.18%
Residential real estate	42,370,454	838,609	3.99%	11,033,073	288,311	5.50%
Home Equity	21,419,673	565,208	5.32%	9,115,975	248,644	5.48%
Commercial and commercial real estate	253,561,642	7,473,017	5.94%	141,990,388	5,078,830	7.21%
Mortgage warehouse lines	100,277,323	2,332,888	4.69%	175,027,892	4,074,237	4.69%
Installment	271,935	8,198	6.08%	247,069	8,070	6.59%
All Other Loans	20,382,878	507,842	5.02%	44,819,859	623,858	2.81%
Total	506,048,556	14,108,699	5.62%	424,538,742	11,617,453	5.52%

Total Interest-Earning Assets	855,509,742	18,121,352	4.27%	754,206,116	15,162,168	4.05%

Allowance for Loan Losses	(7,549,774)			(6,789,347)
Cash and Due From Bank	16,411,917			22,409,931
Other Assets	56,382,830			51,299,291
Total Assets	$920,754,715			$821,125,991

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$273,839,435	$447,611	0.33%	$228,737,438	$401,594	0.35%
Savings Accounts	201,985,023	449,518	0.45%	205,378,084	457,986	0.45%
Certificates of Deposit	168,364,496	973,964	1.17%	141,510,623	966,354	1.38%
Other Borrowed Funds	19,146,190	243,417	2.56%	10,574,309	207,527	3.96%
Trust Preferred Securities	18,557,000	170,780	1.83%	18,557,000	175,644	1.91%
Total Interest-Bearing Liabilities	681,892,144	2,285,290	0.68%	604,757,454	2,209,105	0.74%

Net Interest Spread (2)			3.59%			3.31%

Demand Deposits	152,619,014			140,566,574
Other Liabilities	7,292,269			9,826,621
Total Liabilities	841,803,427			755,150,649
Shareholders’ Equity	78,951,288			65,975,341
Total Liabilities and Shareholders’ Equity	$920,754,715			$821,125,990
Net Interest Margin (3)		$15,836,062	3.73%		$12,953,063	3.46%

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
(4)  Tax-equivalent basis.

Average interest earning assets increased by $101,303,626, or 13.4%, to $855,509,742 for the six month period ended June 30, 2014 compared to $754,206,116 for the six month period ended June 30, 2013.  The average investment securities portfolio increased by $46,759,141 to $267,961,521 for the six month period ended June 30, 2014 compared to $221,202,380 for the six month period ended June 30, 2013. The average loan portfolio increased by $81,509,814, or 19.2%, to $506,048,556 for the six month period ended June 30, 2014 compared to $424,538,742 for the six month period ended June 30, 2013.

Average interest bearing liabilities increased by $77,134,690, or 12.8%, to $681,892,144 for the six month period ended June 30, 2014 from $604,757,454 for the six month period ended June 30, 2013.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.73% for the six months ended June 30, 2014 compared to 3.46% for the six months ended June 30, 2013.

The Company’s net interest income increased on a tax-equivalent basis by $2,883,000, or 22.3%, to $15,836,062 for the six months ended June 30, 2014 compared to $12,953,063 for the six months ended June 30, 2013. This increase in the Company’s net interest income and net interest margin for the six months ended June 30, 2014 compared to the corresponding period in 2013 was primarily due to higher yields earned on an increased level of interest-earning assets, combined with lower rates paid on interest-bearing liabilities during the current period. The average yield on interest-earning assets was 4.27% for the six month period ended June 30, 2014, an increase of 22 basis points from the yield of 4.05% for the comparable period of 2013. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2014 was 0.68%, a reduction of 6 basis points from 0.74% paid for the six months ended June 30, 2013. The average balances of both interest-earning assets and interest-bearing liabilities increased for the six-month period ended June 30, 2014 compared to the same period in 2013 due primarily to the merger with Rumson, which was completed on February 7, 2014.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $4,599,996 for the six months ended June 30, 2014 compared to a provision of $236,666 for the six months ended June 30, 2013. The provision for loan losses increased to $4.6 million in the first six months of 2014 due to the $3.7 million charge-off of the Projuban loan in the second quarter, other charge-offs of $511,000 in the first quarter of 2014 and growth of the loan portfolio. At June 30, 2014, non-performing loans increased by $1,989,117, or 31.5%, to $8,311,073 and the ratio of non-performing loans to total loans was 1.31% at June 30, 2014 compared to 1.69% at December 31, 2013.  At June 30, 2014, the loan portfolio balance was $635,459,722, which represented an increase of $261,123,640 compared to the December 31, 2013 loan portfolio balance of $373,336,082.

There were no changes in the expected cash flows of the acquired loans from the Rumson merger from the date of merger to June 30, 2014.  No allowance for loan losses was recorded for acquired loans with or without evidence of deteriorated credit quality as of June 30, 2014.  The primary cause of the current period increase in the loan portfolio balance was the $143,714,000 of loans acquired in the Rumson merger and the growth of construction, commercial real estate and commercial loans during the second quarter of 2014.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2014 was $2,897,014, a decrease of $159,408, or 5.2%, compared to non-interest income of $3,056,422 for the six months ended June 30, 2013.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased to $486,351 for the six months ended June 30, 2014 from $444,670 for the six months ended June 30, 2013. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the second quarter of 2014 compared to the second quarter of 2013.

Gain on sales of loans originated for sale decreased by $204,119, or 16.9%, to $1,006,736 for the six months ended June 30, 2014 when compared to $1,210,855 for the six months ended June 30, 2013.  The Bank sells both residential mortgage loans and loans guaranteed by the Small Business Administration in the secondary market. The resulting volume of residential mortgage loans originated and sold decreased for the first six months of 2014 compared to the first six months of 2013 due to the higher interest rate environment and lower level of mortgage refinancing activity in 2014 than in 2013.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $278,138 for the six months ended June 30, 2014 compared to $232,366 for the six months ended June 30, 2013. The increase in income from BOLI was due to the Bank’s acquisition of $4.5 million of BOLI assets in the Rumson merger.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services contributed to the other income component of non-interest income amounting to $1,125,788 for the six months ended June 30, 2014 compared to $1,168,531 for the six months ended June 30, 2013.

Non-Interest Expense

Non-interest expenses increased by $2,806,572, or 25.0%, to $14,051,840 for the six months ended June 30, 2014 from $11,245,268 for the six months ended June 30, 2013.  Excluding merger related expenses of $1,523,153, non-interest expenses would have been $12,528,687 in the first six months of 2014, which would have been an increase of $1,283,419 when compared to non-interest expenses for the first six months of 2013. Non-interest expenses attributable to the former Rumson operation were approximately $1,120,000 from February 7, 2014 (the date of the closing of the Rumson merger) through June 30, 2014. The following table presents the major components of non-interest expenses for the six months ended June 30, 2014 and 2013.

Non-interest Expenses
	Six months ended June 30,
	2014	2013
Salaries and employee benefits	$7,272,628	$6,398,104
Occupancy expenses	1,665,090	1,300,305
Data processing services	627,809	595,688
Equipment expense	420,340	499,933
Marketing	153,547	139,670
Regulatory, professional and other fees	667,252	466,901
Merger-related expenses	1,532,153	0
FDIC insurance expense	334,631	34,687
Directors’ fees	46,000	54,000
Other real estate owned expenses	140,041	594,062
Amortization of intangible assets	224,047	133,984
Other expenses	968,302	1,027,934
Total	$14,051,840	$11,245,268

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $874,524, or 13.7%, to $7,272,628 for the six months ended June 30, 2014 compared to $6,398,104 for the six months ended June 30, 2013. Of this increase, $384,000 was due to salary and benefits for former Rumson employees that were retained by the Bank. The balance of the increase in salaries and employee benefits for the six months ended June 30, 2014 was a result of an increase in the number of employees, regular merit increases and increased health care costs. As a result of the Rumson merger completed on February 7, 2014, staffing levels increased to 179 full time equivalent employees at June 30, 2014 as compared to 156 full time equivalent employees at June 30, 2013.

Occupancy expenses increased by $364,785, or 28.1%, to $1,665,090 for the six months ended June 30, 2014 compared to $1,300,305 for the six months ended June 30, 2013.  The current period increase resulted primarily from increased depreciation, property taxes and maintenance costs of the five new branch office locations acquired as a result of the Rumson merger.

The cost of data processing services increased to $627,809 for the six months ended June 30, 2014 from $595,688 for the six months ended June 30, 2013 as additional expenses were incurred to support and maintain the five new locations acquired as a result of the Rumson merger within the Bank’s information technology systems and the cost of processing a higher level of loan and deposit transactions.

Equipment expense decreased by $79,593, or 15.9%, to $420,340 for the six months ended June 30, 2014 compared to $499,933 for the six months ended June 30, 2013 primarily due to non-recurring costs associated with the expansion of mobile banking capabilities incurred during the first six months of 2013.

During the first six months of 2014, the Company incurred merger-related expenses of $1,532,153 in connection with the Rumson transaction. These pre-tax expenses consisted primarily of (1) change-in-control payments of $883,000; (2) data processing contract termination payments of $228,000; (3) investment banker fees of $207,000; (4) legal fees of $94,430; and (5) severance payments of $119,723.

Regulatory, professional and other fees increased by $200,351 to $667,252 for the six months ended June 30, 2014 compared to $466,901 for the six months ended June 30, 2013.  During the first six months of 2014, the Company incurred higher professional fees in connection with lending, collections other general corporate matters and post-merger related matters.

FDIC insurance expense increased to $334,631 for the six months ended June 30, 2014 compared to $34,687 for the six months ended June 30, 2013 as a result of the assumption of deposits upon completion of the Rumson merger, which accounted for approximately $90,000 of the increase. The balance of the increase is due to changes in the insurance premium calculation in 2013 mandated by the Dodd-Frank Act.

Other real estate owned expenses decreased by $454,021 to $140,041 for the six months ended June 30, 2014 compared to $594,062 for the six months ended June 30, 2013 as the Company incurred a lower level of property tax, maintenance and other costs on fewer repossessed properties held as other real estate owned during the first six months of 2014 compared with the same period in 2013. At June 30, 2014, the Company held one property with a value of $1,860,000 as other real estate owned compared to eight properties with an aggregate value of $7,926,851 at June 30, 2013.

Amortization of intangible assets increased $90,063 to $224,047 during the six months ended June 30, 2014 when compared to the corresponding period in 2013 due to the increase in core deposit intangible assets of $1,189,000 as recorded in the Rumson merger.

All other expenses decreased to $968,302 for the six months ended June 30, 2014 compared to $1,027,934 for the six months ended June 30, 2013 as current year decreases occurred primarily in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses and fees, as well as expenses associated with lending activities.

Income Taxes

The pre-tax loss was $480,230 for the six months ended June 30, 2014 compared to pre-tax income of $4,019,473 for the six months ended June 30, 2013.

The Company recorded an income tax benefit of $682,024 for the six months ended June 30, 2014 compared to income tax expense of $1,137,125 for the six months ended June 30, 2013. The effective tax rate was a 142% tax benefit for the six months ended June 30, 2014 due principally to the pre-tax loss and the effect of tax exempt interest income. The effective tax rate was 28.3% for the six months ended June 30, 2013.

Financial Condition

June 30, 2014 Compared with December 31, 2013

Total consolidated assets at June 30, 2013 were $985,970,231, representing an increase of $243,645,144, or 32.8%, from total consolidated assets of $742,325,087 at December 31, 2013.  The increase in assets was primarily attributable to the merger with Rumson, which was completed on February 7, 2014. The merger was accounted for under the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their fair values as of the acquisition date. Included in the acquisition were the assumption of deposit liabilities of $189.5 million, the acquisition of cash and cash equivalents of $36.0 million, securities available for sale of $30.0 million and loans of $143.7 million. The Bank recorded goodwill of approximately $7.8 million and a core deposit intangible asset of approximately $1.1 million as a result of the acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2014 totaled $23,149,148 compared to $69,278,771 at December 31, 2013. Cash and cash equivalents at June 30, 2014 consisted entirely of cash and due from banks of $23,149,148. The corresponding balances at December 31, 2013 were cash and due from banks of $69,267,345 and short term investments of $11,426, respectively. The current period decrease was primarily due to the cash outflow to fund loan demand which occurred primarily during the second quarter of 2014. To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at June 30, 2014 amounted to $9,877,863 compared to $10,923,689 at December 31, 2013. As indicated in the Consolidated Statements of Cash Flows, the amount of mortgage loans originated for sale was $39,760,548 for the six months ended June 30, 2014 compared to $83,349,024 for the six months ended June 30, 2013. The increase in long-term market interest rates that occurred during late 2013 and continued into 2014 reduced the demand for mortgage loan financings during the first half of 2014. As a result, the balance of Loans Held for Sale decreased accordingly.

Investment Securities

Investment securities represented 27.0% of total assets at June 30, 2014 and 33.9% of total assets at December 31, 2013. Total investment securities increased $14,181,380, or 5.6%, to $266,197,002 at June 30, 2014 from $252,015,622 at December 31, 2013 primarily as a result of the Rumson merger.  Purchases of investments totaled $14,229,098 during the six months ended June 30, 2014, and proceeds from calls and repayments totaled $25,849,824 during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2014, securities available for sale totaled $110,878,312, which is an increase of $11,679,505, or 11.8%, from securities available for sale totaling $99,198,807 at December 31, 2013.

At June 30, 2014, the securities available for sale portfolio had net unrealized losses of $708,448 compared to net unrealized losses of $2,992,624 at December 31, 2013.  These unrealized losses are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2014, securities held to maturity were $155,318,690, an increase of $2,501,075, from $152,816,815 at December 31, 2013.  The fair value of the held to maturity portfolio at June 30, 2014 was $159,434,845.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and commercial real estate mortgage loans on income producing assets.

The following table represents the components of the loan portfolio at June 30, 2014 and December 31, 2013.

Loan Portfolio Composition	June 30, 2014		December 31, 2013
Component	Amount	%	Amount	%
Construction loans	$78,990,549	12%	$51,002,172	14%
Residential real estate loans	50,086,532	8%	13,764,178	4%
Commercial business	107,013,541	17%	82,348,055	22%
Commercial real estate	191,955,036	30%	98,389,730	26%
Mortgage warehouse lines	181,911,743	29%	116,951,357	31%
Loans to individuals	24,615,035	4%	9,766,114	3%
Deferred loan costs	681,713	0%	943,950	0%
All other loans	205,573	0%	170,526	0%
	$635,459,722	100%	$373,336,082	100%

The loan portfolio increased by $262,123,640, or 70.2%, to $635,459,722 at June 30, 2014 compared to $373,336,082 at December 31, 2013.  The primary reason for this increase in the loan portfolio was the Rumson merger which was completed on February 7, 2014 and added approximately $143.7 million in loans to the Bank’s existing loan portfolio, principally in the residential real estate and commercial real estate components. In addition, internally generated loans increased $104 million during the second quarter of 2014.

Commercial and commercial real estate loans totaled $298,968,577 at June 30, 2014, an increase of $118,230,792 when compared to $180,737,785 at December 31, 2013. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. The overall increase was due principally to the Rumson merger; however, construction, commercial and commercial real estate loans also increased a combined $26 million during the second quarter of 2014.

The mortgage warehouse lines component of the loan portfolio increased by $64,960,386, or 55.5%, to $181,911,743 compared to $116,951,357 at December 31, 2013, reflecting the growth in residential mortgages originated for sale by our mortgage banking customers and the seasonality of the residential home purchases in our markets. The principal home buying season occurs in general from April through October.

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

Non-performing loans increased by $1,989,117 to $8,311,073 at June 30, 2014 from $6,321,956 at December 31, 2013.  The major segments of non-accrual loans consist of commercial real estate loans and commercial loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 1.31% at June 30, 2014 from 1.69% at December 31, 2013 principally due to the increase in loans as a result of the Rumson merger.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
	2014	2013
Non-Performing loans:
Loans 90 days or more past due and still accruing	$-	$-
Non-accrual loans	8,311,073	6,321,956
Total non-performing loans	8,311,073	6,321,956
Other real estate owned	1,860,000	2,136,341
Other repossessed asset	66,404	0
Total non-performing assets	10,237,477	8,458,297
Performing troubled debt restructurings	4,011,765	3,858,796
Performing troubled debt restructurings and total non-performing assets	$14,249,242	$12,317,093

Non-performing loans to total loans	1.31%	1.69%
Non-performing loans to total loans excluding mortgage warehouse lines	1.83%	2.47%
Non-performing assets to total assets	1.04%	1.14%
Non-performing assets to total assets excluding mortgage warehouse lines	1.27%	1.35%

Total non-performing assets and performing troubled debt restructurings to total assets	1.45%	1.66%

Non-performing assets increased by $1,779,180 to $10,237,477 at June 30, 2014 from $8,458,297 at December 31, 2013.  Other real estate owned was $1,860,000 and other repossessed assets totaled $66,404 at June 30, 2014.  Other real estate owned was $2,136,341 at December 31, 2013.

At June 30, 2014, the Bank had 7 loans totaling $4,381,679 which were troubled debt restructurings.  Two of these loans totaling $369,914 are included in the above table as non-accrual loans; the remaining four loans totaling $4,011,765 are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. Accordingly, Rumson loans acquired with evidence of deteriorated credit quality of $1,650,366 at June 30, 2014 were not classified as non-performing loans.

Non-performing assets represented 1.04% of total assets at June 30, 2014 and 1.14% at December 31, 2013.

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

In most cases, the Company’s collateral is real estate. If the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, less estimated selling costs, is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with GAAP and interagency supervisory guidance. The allowance for loan losses methodology consists of two major components. The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114). The second major component is an estimation of losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics. The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The following discusses the risk characteristics of each of our loan portfolio segments: commercial, mortgage warehouse lines of credit, and consumer.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Group provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 15% of the loan balances.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2014	2013	2013
Balance, beginning of period	$7,038,571	$7,151,212	$7,151,212

Provision charged to operating expenses	4,599,996	1,076,662	236,666

Loans charged off :
Construction loans	-	(561,993)	(561,993)
Residential real estate loans	-	-	-
Commercial and commercial real estate	(4,224,741)	(554,827)	(483,966)
Loans to individuals	-	(91,920)	(90,865)
Lease financing	-	-	-
All other loans	-	-	-
	(4,224,741)	(1,208,740)	(1,136,824)
Recoveries
Construction loans	-	417	417
Residential real estate loans	-	-	-
Commercial and commercial real estate	4,553	19,020	17,469
Loans to individuals	-	-	-
Lease financing	-	-	-
All other loans	-	-	-
	4,553	19,437	17,886

Net (charge offs) / recoveries	(4,220,188)	(1,189,303)	(1,118,938)

Balance, end of period	$7,418,379	$7,038,571	$6,268,940

Loans :
At period end	$635,459,722	$373,336,082	$407,482,758
Average during the period	506,048,556	248,126,605	424,538,742
Net charge offs to average loans outstanding	(0.83%)	(0.48%)	(0.26%)
Allowance for loan losses to :
Total loans at period end	1.17%	1.89%	1.54%
Total loans at period end excluding mortgage warehouse lines	1.44%	2.52%	2.41%
Non-performing loans	89.26%	111.34%	474.32%

The following table represents the allocation of the allowance for loan losses (ALL”) among the various categories of loans and certain other information as of June 30, 2014 and December 31, 2013, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	June 30, 2014			December 31, 2013
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$5,153,849	1.72%	47%	$4,293,499	2.38%	48%
Construction loans	950,014	1.20%	12%	1,205,267	2.36%	14%
Residential real estate loans	172,853	0.35%	8%	164,673	1.20%	4%
Consumer and other	92,397	0.37%	4%	111,032	1.14%	3%
Subtotal	6,369,113	1.41%	71%	5,774,471	2.26%	69%
Mortgage warehouse lines	909,559	0.50%	29%	584,757	0.50%	31%
Unallocated reserves	139,707	-	-	679,343	-	-
Total	$7,418,379	1.17%	100%	$7,038,571	1.89%	100%

The Company recorded a provision for loan losses of $4,599,996 for the six months ended June 30, 2014 compared to a loan loss provision of $236,666 for the six months ended June 30, 2013.   Net charge offs/recoveries amounted to a net charge-off of $4,220,188 for the six months ended June 30, 2014.  The provision for loan losses and net charge offs for the six months ended June 30, 2014 resulted primarily from the charge-off of the Projuban loan disclosed earlier in the “Recent Developments” section.

At June 30, 2014, the allowance for loan losses was $7,418,379 compared to $7,038,571 at December 31, 2013, an increase of $379,808.  The ratio of the allowance for loan losses to total loans was 1.17% and 1.89%, respectively, at June 30, 2014 and December 31, 2013.  The allowance for loan losses declined to 1.17% of total loans at June 30, 2014 due to the recording of $143,714,000 of loans at fair value that were acquired in the Rumson merger. No allowance for loan losses was recorded at the date of acquisition or at June 30, 2014 with respect to these loans. The allowance for loan losses as a percentage of non-performing loans was 89.26% at June 30, 2014 compared to 111.34% at December 31, 2013. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Demand
Non-interest bearing	$166,866,851	$121,891,752
Interest bearing	282,864,619	200,737,912
Savings	197,119,687	180,002,971
Time	173,016,172	135,919,395
	$819,867,329	$638,552,030

At June 30, 2014, total deposits were $819,867,329, an increase of $181,315,299 or 28.4%, from $638,552,030 at December 31, 2013.  This increase was primarily due to the inflow of deposits resulting from the Rumson merger. On the closing date of February 7, 2014 for the Rumson merger, the Company assumed approximately $189.5 million in total deposits. Of these deposits, $179 million were retained at June 30, 2014.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $59,888,511 at June 30, 2014, consisting of long-term FHLB borrowing of $20,888,511 and overnight borrowings of $39,000,000. The corresponding balance of borrowings at December 31, 2013 was $10,000,000, consisting solely of long-term FHLB borrowings.  Two long term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10,000,000 and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1,030,000 was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a combined carrying amount of $10,888,511 at June 30, 2014.

The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities. The increase in the overnight borrowings of $39 million was utilized to partially fund the $104 million increase in loans during the second quarter of 2014.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $13,315,416, or 19.5%, to $81,673,730 at June 30, 2014 from $68,358,314 at December 31, 2013.  Tangible book value per common share decreased by $0.90 to $9.56 at June 30, 2014 from $10.46 at December 31, 2013.  The ratio of average shareholders’ equity to total average assets was 9.23% at June 30, 2014 and 8.26% at December 31, 2013, respectively.

During February 2014, the Company issued an aggregate of 1,019,223 shares of its common stock in conjunction with the Rumson merger that increased shareholders’ equity by $11,160,700. Shareholders’ equity was also increased by net income of $201,794 and other comprehensive income of $1,619,550 for the six month period ended June 30, 2014. Partially offsetting these increases were treasury stock purchases of $39,844 during the period.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) had declared a stock dividend every year (except 2013) since 1992 and has paid such stock dividends every year since 1993 (except 2014). A 5% stock dividend was declared in 2012 and paid in 2013. No stock dividend was declared in 2013.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended June 30, 2014 is set forth under Part II, Item 2 of this report

Actual capital amounts and ratios for the Company and the Bank as of June 30, 2014 and December 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Company
Total Capital to Risk Weighted Assets	$94,105,230	11.95%	$62,979,600	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	86,686,851	11.01%	31,489,800	>4%	N/A	N/A
Tier 1 Capital to Average Assets	86,686,851	9.14%	37,940,121	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$91,801,622	11.66%	$62,979,600	>8%	$78,724,800	>10%
Tier 1 Capital to Risk Weighted Assets	84,383,243	10.72%	31,489,800	>4%	47,234,700	>6-%
Tier 1 Capital to Average Assets	84,383,243	8.90%	37,940,121	>4%	47,425,152	>5%

As of December 31, 2013
Company
Total Capital to Risk Weighted Assets	$89,532,373	19.29%	$37,123,200	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	83,716,373	18.04%	18,561,600	>4%	N/A	N/A
Tier 1 Capital to Average Assets	83,716,373	10.89%	30,757,840	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$87,253,384	18.80%	$37,123,200	>8%	$46,404,000	>10%
Tier 1 Capital to Risk Weighted Assets	81,437,384	17.55%	18,561,600	>4%	27,842,400	>6%
Tier 1 Capital to Average Assets	81,437,384	10.59%	30,757,840	>4%	38,447,300	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At June 30, 2014, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and expansion of the Bank and continue its status as a well capitalized institution.

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

 Liquidity

At June 30, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with FHLB, which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $492,985,116, of its total assets at June 30, 2014.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2014, the Bank pledged collateral to the FHLB to support a borrowing line of $106,634,000, of which $59,000,000 was utilized at June 30, 2014. The Bank also maintains an unsecured federal funds line of $25,000,000 with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2014, the balance of cash and cash equivalents was $23,149,148.

Net cash provided by operating activities totaled $6,681,466 for the six months ended June 30, 2014 compared to net cash provided by operations of $14,183,817 for the six months ended June 30, 2013.  The decline in the current period was due primarily to a lower level of net proceeds from the origination and sale of residential mortgages compared to the prior year period. A source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $83,814,804 for the six months ended June 30, 2014. The primary uses of funds for the six months ended June 30, 2014 were the increase in the loan portfolio and purchase of securities. For the corresponding period in 2013, net cash was provided by investing activities due to the reduction of loans, primarily mortgage warehouse lines. Net cash of $21,375,071 was received in the Rumson merger and represents cash of $36,145,071 held by Rumson, less cash consideration of $14,770,000 paid to shareholders of Rumson.

Net cash provided by financing activities totaled $31,003,715 for the six months ended June 30, 2014 compared to net cash used in financing activities of $36,327,886 for the six months ended June 30, 2013.  The primary source of funds for the six months ended June 30, 2014 was the net increase in borrowings while for the six months ended June 30, 2013, the decrease in borrowings was the primary use of funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2014, prepayments and maturities of investment securities totaled $25,849,824. Proceeds from the sale of securities were $5,957,188 during  the six month period ended June 30, 2014. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income, and the majority of the Company’s financial instruments are composed of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences and the magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. Management actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

Under our interest rate risk policy established by our Board of Directors, we established quantitative guidelines with respect to our interest rate risk and how interest rate shocks are projected to affect our net interest income and economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on our net interest income and economic value of equity.

Based upon the current interest rate environment, as of June 30, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$5,339	14.7%	($3,698)	(3.50)%
200	3,014	9.1%	(2,604)	(2.46)
-	-	0.0%	-	0.0%

We employ many assumptions to calculate the impact of changes in interest rates on our assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to our actions, if any, in response to the changing rates. In calculating these exposures, we utilized an interest rate simulation model which is validated by third-party reviewers on an annual basis.

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank’s spread by attracting lower-cost retail deposits and increasing loans. As of June 30, 2014, we were in compliance with our interest rate risk policy.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2014, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2014	April 30, 2014	-	-	-	187,559
May 1, 2014	May 30, 2014	-	-	-	187,559
June 1, 2014	June 30, 2014	-	-	-	187,559
Total		-	-	-	187,559

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

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: August 14, 2014	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)