Form 10-Q
period 2014-09-30
1ST CONSTITUTION BANCORP
filed 2014-11-13
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 10, 2014, there were 7,134,774 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CASH AND DUE FROM BANKS	$20,371,823	$69,267,345
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	-	11,426
Total cash and cash equivalents	20,371,823	69,278,771
INVESTMENT SECURITIES:
Available for sale, at fair value	103,959,466	99,198,807
Hel Held to maturity (fair value of $152,466,765 and $153,629,773 at Mar September 30, 2014 and December 31, 2013, respectively)	148,182,693	152,816,815
Total investment securities	252,142,159	252,015,622
LOANS HELD FOR SALE	9,459,172	10,923,689
LOANS	620,395,918	373,336,082
Less- Allowance for loan losses	(7,107,872)	(7,038,571)
Net loans	613,288,046	366,297,511
PREMISES AND EQUIPMENT, net	12,065,252	10,043,505
ACCRUED INTEREST RECEIVABLE	2,798,265	2,542,602
BANK-OWNED LIFE INSURANCE	21,074,473	16,183,574
OTHER REAL ESTATE OWNED	1,748,455	2,136,341
GOODWILL AND INTANGIBLE ASSETS	13,587,701	4,889,575
OTHER ASSETS	7,769,204	8,013,897

Total assets	$954,304,550	$742,325,087
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits

Non-interest bearing	$172,185,545	$121,891,752
Interest bearing	651,379,201	516,660,278
Total deposits	823,564,746	638,552,030
BORROWINGS	20,798,473	10,000,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557,000	18,557,000
ACCRUED INTEREST PAYABLE	802,851	883,212
ACCRUED EXPENSES AND OTHER LIABILITIES	6,105,078	5,974,531
Total liabilities	869,828,148	673,966,773
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 7,165,084, and 6,081,961 shares issued and 7,134,774 and 6,065,123 shares outstanding at September 30,2014 and December 31, 2013, respectively	61,383,079	49,403,450
Retained earnings	23,714,254	21,374,381
Treasury Stock, 30,310 shares and 16,838 shares at September 30, 2014 and December 31, 2013, respectively	(309,871)	(171,883)
Accumulated other comprehensive (loss)	(311,060)	(2,247,634)
Total shareholders’ equity	84,476,402	68,358,314

Total liabilities and shareholders’ equity	$954,304,550	$742,325,087

The accompanying notes are an integral part of these unaudited financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans, including fees	$8,585,950	$5,701,804	$22,694,649	$17,319,258
Securities:
Taxable	961,043	980,004	3,141,787	2,818,800
Tax-exempt	575,977	575,301	1,745,708	1,633,799
Federal funds sold and short-term investments	10,184	81,745	110,892	221,087
Total interest income	10,133,154	7,338,854	27,693,036	21,992,944

INTEREST EXPENSE:
Deposits	955,246	842,372	2,826,339	2,668,306
Borrowings	144,005	103,122	387,422	310,649
Redeemable subordinated debentures	86,534	88,338	257,314	263,982
Total interest expense	1,185,785	1,033,832	3,471,075	3,242,937

Net interest income	8,947,369	6,305,022	24,221,961	18,750,007
PROVISION FOR LOAN LOSSES	649,998	539,998	5,249,994	776,664
Net interest income after provision for loan losses	8,297,371	5,765,024	18,971,967	17,973,343

NON-INTEREST INCOME:
Service charges on deposit accounts	267,625	231,169	753,976	675,839
Gain on sales of loans	556,054	641,966	1,562,790	1,852,821
Income on Bank-owned life insurance	143,884	115,840	422,022	348,206
Other income	514,279	627,573	1,640,068	1,796,104
Total non-interest income	1,481,842	1,616,548	4,378,856	4,672,970

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,922,104	3,060,143	11,194,732	9,458,247
Occupancy expense	833,813	629,922	2,498,903	1,930,227
Data processing expense	313,237	273,272	941,046	868,960
Other real estate owned expenses	131,973	176,796	272,014	770,858
Merger related expenses	0	0	1,532,153	0
FDIC insurance expense	210,000	111,562	544,631	146,249
Other operating expenses	1,312,524	1,001,788	3,792,012	3,324,210
Total non-interest expenses	6,723,651	5,253,483	20,775,491	16,498,751

Income before income taxes	3,055,562	2,128,089	2,575,332	6,147,562
INCOME TAXES	917,483	604,851	235,459	1,741,974
Net income	$2,138,079	$1,523,238	$2,339,873	$4,405,588

NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.25	$0.33	$0.74
Diluted	$0.30	$0.25	$0.33	$0.72

The accompanying notes are an integral part of these unaudited financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Income	$2,138,079	$1,523,238	$2,339,873	$4,405,588

Other comprehensive income (loss) :

Unrealized gains (losses) on securities available for sale	476,686	(53,738)	2,758,346	(4,466,187)
Tax effect	(255,347)	18,270	(1,014,127)	1,518,504
Net of tax amount	221,339	(35,468)	1,744,219	(2,947,683)

Realized loss on securities available for sale (1)	-	-	2,516	-
Tax effect	-	-	(1,006)	-
Net of tax amount	-	-	1,510	-

Pension liability (2)	159,474	63,265	318,075	129,751
Tax effect	(63,789)	(25,305)	(127,230)	(51,907)
Net of tax amount	95,685	37,960	190,845	77,844

Total other comprehensive income (loss)	317,024	2,492	1,936,574	(2,869,839)

Comprehensive income	$2,455,103	$1,525,730	$4,276,447	$1,535,749

The accompanying notes are an integral part of these unaudited financial statements.

(1) Included in other income on the Consolidated Statements of Income.
(2) Included in salaries and employee benefits on the Consolidated Statements of Income.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance, January 1, 2013	$48,716,032	$15,594,293	$(61,086)	$804,293	$65,053,532
Exercise of stock options and issuance of shares under employee benefit program (23,233 shares)	603,342				603,342

Share-based compensation	75,948				75,948

Treasury stock purchased (6,440 shares)			(116,451)		(116,451)

Net income for the nine month ended September 30, 2013		4,405,588			4,405,588

Other comprehensive (loss)				(2,869,839)	(2,869,839)
Balance, September 30, 2013	$49,395,322	$19,999,881	$(177,537)	$(2,065,546)	$67,152,120

Balance, January 1, 2014	$49,403,450	$21,374,381	$(171,883)	$(2,247,634)	$68,358,314
Exercise of stock options and issuance of shares under employee benefit program (63,900 shares)	741,806				741,806

Share-based compensation	77,123				77,123

Treasury stock purchased (13,472 shares)			(137,988)		(137,988)

Acquisition of Rumson-Fair Haven Bank and Trust Company (1,019,223 shares)	11,160,700				11,160,700

Net income for the nine months ended September 30, 2014		2,339,873			2,339,873

Other comprehensive income				1,936,574	1,936,574

Balance, September 30, 2014	$61,383,079	$23,714,254	$(309,871)	$(311,060)	$84,476,402

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,339,873	$4,405,588
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	5,249,994	776,664
Provision for loss on other real estate owned	111,545	662,918
Depreciation and amortization	1,338,569	805.823
Net amortization of premiums and discounts on securities	852,302	868,639
Loss on sales of securities held for sale	2,516	-
Gains on sales of other real estate owned	(21,012)	(292,170)
Gains on sales of loans held for sale	(1,562,790)	(1,852,821)
Originations of loans held for sale	(84,044,668)	(114,126,927)
Proceeds from sales of loans held for sale	87,071,975	137,972,505
Income on Bank – owned life insurance	(422,022)	(348,206)
Share-based compensation expense	443,673	380,471
Decrease in accrued interest receivable	340,949	728,564
(Increase) decrease in other assets	(307,003)	925,461
Decrease in accrued interest payable	(227,735)	(269,852)
Increase (decrease) in accrued expenses and other liabilities	(388,648)	517,255
Net cash provided by operating activities	10,777,518	31,153,912
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	-	(16,947,137)
Held to maturity	(14,229,098)	(62,560,993)
Proceeds from maturities and prepayments of securities -
Available for sale	21,503,769	20,423,187
Held to maturity	18,572,106	27,488,848
Proceeds from sales of securities available for sale	5,957,188	-
Net (increase) decrease in loans	(108,783,950)	155,845,716
Capital expenditures	(262,407)	(147,040)
Net cash received in the acquisition	21,375,071	-
Additional investment in other real estate owned	-	(11,500)
Proceeds from sales of other real estate owned	230,949	7,183,854
Net cash (used in) provided by investing activities	(55,636,372)	131,274,935
FINANCING ACTIVITIES:
Issuance of vested shares	741,806	603,342
Purchase of Treasury Stock	(137,988)	(116,451)
Net decrease in demand, savings and time deposits	(4,471,836)	(20,745,521)
Net increase (decrease in borrowings	(180,076)	(32,400,000)
Net cash used in financing activities	(4,048,094)	(52,658,630)
(Decrease) increase in cash and cash equivalents	(48,906,948)	109,770,217
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	69,278,771	14,044,921
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$20,371,823	$123,815,138
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$3,551,436	3,512,789
Income taxes	656,223	1,721,000
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	$-	2,311,225
Acquisition of Rumson-Fair Haven Bank and Trust Company
Noncash assets acquired:
Investment securities available for sale	$30,024,458
Loans	143,714,377
Accrued interest receivable	596,612
Premises and equipment, net	2,551,939
Goodwill	7,698,427
Core deposit intangible	1,188,836
Bank-owned life insurance	4,470,579
Other assets	885,576
	191,130,804
Liabilities assumed:
Deposits	189,490,005
Advances from FHLB	11,030,000
Other liabilities	825,170
	201,345,175
Common stock issued as consideration	$11,160,700

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete.  During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  During the measurement period, the acquirer also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.  The measurement period may not exceed one year from the acquisition date.  As of September 30, 2014, independent appraisals of branch office real estate and leases had not been completed and the fair value of these assets and liabilities had not been determined.

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

The following table presents the projected amortization of the core deposit intangible for each period presented:

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

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2014, the Company incurred $1.5 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Rumson operations included in the Consolidated Statements of Income from the date of the acquisition, February 7, 2014, through September 30, 2014 under the column “Actual from acquisition date to September 30, 2014.”  In addition, the table provides unaudited condensed pro forma financial information assuming that the Rumson acquisition had been completed as of January 1, 2013. In the table below, merger-related expenses of $1.8 million were excluded from pro forma non-interest expenses for the nine months ended September 30, 2014.  Income taxes were also adjusted to exclude income tax benefits of $624,000 related to the merger expenses for the nine months ended September 30, 2014.

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

	Actual from Acquisition date to September 30, 2014	Pro Forma for the nine months ended September 30, 2014	Pro Forma for the Nine months ended September 30, 2013
	(in thousands, except per share amounts)

Net interest income	$4,430	$25,021	$24,434
Non-interest income	176	4,428	5,476
Non-interest expenses	1,926	19,964	20,802
Income taxes	1,070	839	2,543
Net income	1,610	3,395	5,648

Earnings per share-diluted		$0.48	$0.79

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

	Three Months Ended September 30, 2014
	Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net Income	$2,138,079	7,119,113	$0.30

Effect of dilutive securities:
Stock options and warrants		122,436

Diluted EPS:
Net income plus assumed conversion	$2,138,079	7,241,549	$0.30

	Three Months Ended September 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$1,523,238	5,991,480	$0.25
Effect of Dilutive Securities:
Stock options and warrants		155,182
Diluted EPS:
Net income plus assumed conversions	$1,523,238	6,146,662	$0.25

	Nine Months Ended September 30, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,339,873	7,013,776	$0.33
Effect of Dilutive Securities:
Stock options and warrants		127,792
Diluted EPS:
Net income plus assumed conversions	$2,339,873	7,141,568	$0.33

	Nine Months Ended September 30, 2013
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$4,405,588	5,960,294	$0.74
Effect of Dilutive Securities:
Stock options and warrants		128,539
Diluted EPS:
Net income plus assumed conversions	$4,405,588	6,088,833	$0.72

 For the three months and nine months ended September 30, 2014 and 2013, 90,296 and 247,298 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common shares.

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

September 30, 2014	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$11,431,027	$-	$(444,332)	$10,986,695
Residential collateralized mortgage obligations – GSE	3,684,424	82,520	(43,280)	3,723,664
Residential collateralized mortgage obligations – non GSE	2,564,282	39,395	(6,013)	2,597,664
Residential mortgage backed securities – GSE	28,136,260	822,737	(278,630)	28,680,367
Obligations of State and Political subdivisions	22,023,131	244,381	(649,000)	21,618,512
Trust preferred debt securities – single issuer	2,471,060	-	(287,360)	2,183,700
Corporate debt securities	32,294,145	322,566	(34,747)	32,581,964
Restricted stock	1,561,900	-	-	1,561,900
Mutual fund	25,000	-	-	25,000
	$104,191,229	$1,511,599	$(1,743,362	$103,959,466

September 30, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$-	$-	$-	$-	$-	$-
Residential collateralized mortgage obligations – GSE	12,300,297	-	12,300,297	429,031	-	12,729,328
Residential collateralized mortgage obligations – non-GSE	9,099,412	-	9,099,412	292,039		9,391,451
Residential mortgage backed securities – GSE	58,526,504	-	58,526,504	1,085,369	(122,585)	59,489,288
Obligations of State and Political subdivisions	68,100,762	-	68,100,762	2,250,385	(105,740)	70,245,407
Trust preferred debt securities-pooled	656,662	(500,944)	155,718	455,573	-	611,291
Corporate debt securities	-	-	-	-	-	-
	$148,683,637	$(500,944)	$148,182,693	$4,512,397	$(228,325)	$152,466,765

December 31, 2013	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$22,386,761	$33,213	$(910,274)	$21,509,700
Residential collateralized mortgage obligations – GSE	3,547,404	134,388	-	3,681,792
Residential collateralized mortgage obligations – non GSE	2,782,843	52,227	(8,674)	2,826,396
Residential mortgage backed securities – GSE	31,532,051	872,169	(438,273)	31,965,947
Obligations of State and Political subdivisions	22,206,959	149,959	(2,710,874)	19,646,044
Trust preferred debt securities – single issuer	2,468,839	-	(455,739)	2,013,100
Corporate debt securities	16,228,474	318,590	(29,336)	16,517,728
Restricted stock	1,013,100	-	-	1,013,100
Mutual fund	25,000	-	-	25,000
	$102,191,431	$1,560,546	$(4,553,170	$99,198,807

December 31, 2013	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,524,860	$-	$1,524,860	$10,310	$-	$1,535,170
Residential collateralized mortgage obligations – GSE	14,803,739	-	14,803,739	379,815	-	15,183,554
Residential collateralized mortgage obligations – non-GSE	10,682,363	-	10,682,363	119,777	(27,526)	10,774,614
Residential mortgage backed securities – GSE	65,240,620	-	65,240,620	611,062	(387,034)	65,464,648
Obligations of State and Political subdivisions	59,400,916	-	59,400,916	1,399,938	(1,296,357)	59,504,497
Trust preferred debt securities – pooled	656,662	(500,944)	155,718	-	(6,863)	148,855
Corporate debt securities	1,008,599	-	1,008,599	9,836	-	1,018,435

	$153,317,759	$(500,944)	$152,816,815	$2,530,738	$(1,717,780)	$153,629,773

Restricted stock at September 30, 2014 and December 31, 2013 consisted of $1,496,900 and $998,100, respectively, of Federal Home Loan Bank of New York stock and $65,000 and $15,000, respectively, of Atlantic Central Bankers Bank stock.

The amortized cost and estimated fair value of investment securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

	Amortized Cost	Fair Value
Available for sale-
Due in one year or less
Residential collateralized mortgage obligations - non GSE	$263,345	$264,102
Residential mortgage backed securities – GSE	250	250
Obligations of State and Political subdivisions	264,775	265,665
Corporate debt securities	10,224,296	10,198,171
Restricted stock	1,561,900	1,561,900
Mutual fund	25,000	25,000
	$12,339,566	$12,315,088
Due after one year through five years
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,540,385	$1,535,895
Residential collateralized mortgage obligations – non-GSE	-	-
Residential mortgage backed securities – GSE	7,450,510	7,358,278
Obligations of State and Political subdivisions	681,967	714,360
Corporate debt securities	21,050,621	21,351,292
	$30,723,483	$30,959,825

Due after five years through ten years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$9,890,642	$9,450,800
Residential collateralized mortgage obligations – GSE	102,768	109,333
Residential mortgage backed Securities – GSE	6,661,024	6,742,207
Obligations of State and Political Subdivisions	4,796,387	4,866,134
Corporate debt securities	1,019,227	1,032,500
	$22,470,048	$22,200,974
Due after ten years
Residential collateralized mortgage obligations – GSE	$3,581,657	$3,614,332
Residential collateralized mortgage obligations – non-GSE	2,300,936	2,333,561
Residential mortgage backed securities – GSE	14,024,476	14,579,634
Obligations of State and Political subdivisions	16,280,003	15,772,352
Corporate debt securities	-	-
Trust preferred debt securities	2,471,060	2,183,700
	$38,658,132	$38,483,579

Total	$104,191,229	$103,959,466

Held to maturity-
Due in one year or less
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$-	$-
Obligations of State and Political subdivisions	18,205,158	18,211,282
Corporate debt securities	-	-
	18,205,158	18,211,282

Due after one year through five years
U.S. Treasury securities and obligations of US Government sponsored corporations (“GSE”) and agencies	$-	$-
Obligations of State and Political subdivisions	13,503,851	14,035,745
Corporate debt securities	-	-
	$13,503,851	$14,035,745

Due after five years through ten years
Residential collateralized mortgage obligations – GSE	$-	$-
Residential collateralized mortgage obligations – non-GSE	802,511	805,099
Residential mortgage backed securities – GSE	19,279,679	19,492,168
Obligations of State and Political subdivisions	18,544,514	19,475,290
	$38,626,704	$39,772,557
Due after ten years
Residential collateralized mortgage obligations – GSE	$12,299,996	$12,729,330
Residential collateralized mortgage obligations – non-GSE	8,297,202	8,586,350
Residential mortgage backed securities – GSE	39,246,826	39,997,121
Obligations of State and Political subdivisions	17,847,239	18,523,090
Trust preferred debt securities – pooled	656,661	611,290
	$78,347,924	$80,447,181

Total	$148,683,637	$152,466,765

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations and agencies	2	$1,535,895	$(4,490)	$9,450,800	$(439,842)	$10,986,695	$(444,332)

Residential collateralized mortgage obligations – GSE	1	1,074,027	(43,280)	-	-	1,074,027	(43,280)

Residential collateralized mortgage obligations – non-GSE	2	989,807	(892)	93,295	(5,121)	1,083,102	(6,013)

Residential mortgage backed securities – GSE	18	1,711,545	(1,679)	17,021,564	(399,536)	18,733,109	(401,215)

Obligations of State and Political Subdivisions	63	394,002	(1,596)	21,564,852	(753,144)	21,958,854	(754,740)

Trust preferred debt securities – single issuer	4	-	-	2,183,700	(287,360)	2,183,700	(287,360)

Corporate Debt Securities	2	1,420,594	(1,233)	1,028,880	(33,514)	2,449,474	(34,747)

Total temporarily impaired securities	92	$7,125,870	$(53,170)	$51,343,091	$(1,918,517)	$58,468,961	$(1,971,687)

December 31, 2013		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$11,507,350	$(910,274)	$-	$-	$11,507,350	$(910,274)

Residential collateralized mortgage Obligations – non-GSE	8	5,328,485	(28,231)	1,094,754	(7,969)	6,423,239	(36,200)

Residential mortgage backed securities GSE	38	40,504,327	(825,307)	-	-	40,504,327	(825,307)

Obligations of State and Political Subdivisions	95	19,403,457	(2,285,759)	8,936,441	(1,721,472)	28,339,898	(4,007,231)

Trust preferred debt securities – single issuer	4	-	-	2,013,100	(455,739)	2,013,100	(455,739)

Trust preferred debt securities – Pooled	1	-	-	148,855	(507,807)	148,855	(507,807)

Corporate debt securities	1	-	-	1,056,110	(29,336)	1,056,110	(29,336)

Total temporarily impaired securities	150	$76,743,619	$(4,049,571)	$13,249,260	$(2,722,323)	$89,992,879	$(6,771,894)

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

Residential collateralized mortgage obligations and residential mortgage-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuer, which are primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. These investments are not considered to be other than temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell these investments and it is  not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.

Obligations of State and Political Subdivisions:  The unrealized losses or investments in these securities were caused by increases in market interest rates.  None of the issuers have defaulted on interest payments. It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  These investments are not considered to be other than temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity..

Corporate debt securities:   The unrealized losses on investments in corporate debt securities were caused by increases in market interest rates.  None of the corporate issuers have defaulted on interest payments. These investments are not considered to be other than temporarily impaired because  the decline in fair value is attributable to changes in interest rates and not a decline in credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  Neither of the issuers has defaulted on interest payments.  The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns about the issuers’ credit quality. These investments are not considered to be other than temporarily impaired because the Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before a market price recovery or maturity.

Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of securities issued by financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $864,727, of which $363,783 was determined to be a credit loss and charged to operations, and $500,944 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of September 30, 2014, our evaluation was as follows:

a.
We obtained the PRETSL XXV Depository Institutions Issuer List as of September30, 2014 from the FTN Financial Corp. (“FTN”) website and reviewed the financial ratios and capital levels of each individual financial institution issuer.

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

e.
This September 30, 2014 projection of future cash flows produced a present value that exceeded the carrying value of the pooled trust preferred security; therefore, management concluded that no other-than-temporary impairment issues were present at September 30, 2014.

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

The following table sets forth information with respect to this security at September 30, 2014:

Security	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Percent of Underlying Collateral Performing	Percent of Underlying Collateral In Deferral (1)	Percent of Underlying Collateral In Default (1)	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Moody's S&P / Ratings	Excess Subordination (2)
										Amount	% of Current Performing Collateral

PreTSL XXV	B-1	$155,718	$611,290	$455,572	69.0%	5.8%	25.2%	13.7%	B1/ NR	$136,000	26.0%

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

(in thousands)	Three months ended September 30,		Nine months ended September 30,

	2014	2013	2014	2013
Balance at beginning of period	$364	$364	$364	$364
Change during the period	-	-	-	-
Balance at end of period	$364	$364	$364	$364

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

            The following table provides an aging of the loan portfolio by loan class at September 30, 2014:

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$-	$-	$88,547,583	$88,547,583	$-	$-
Commercial Business	959,386	14,051	390,396	1,363,833	107,689,596	109,053,429	-	356,577
Commercial Real Estate	2,290,804	-	6,119,386	8,410,190	183,957,654	192,367,844	-	5,787,533
Mortgage Warehouse Lines	-	-	-	-	157,333,717	157,333,717	-	-

Residential Real Estate	-	-	1,714,972	1,714,972	47,017,079	48,732,051	320,315	1,394,657

Consumer
Loans to Individuals	279,909	-	-	279,909	23,083,133	23,363,042	-	-
Other	-	-	-	-	197,704	197,704	-	-

Deferred Loan Costs	-	-	-	-	800,548	800,548	-	-

Total	$3,530,099	$14,051	$8,224,754	$11,768,904	$608,627,014	$620,395,918	320,315	$7,538,767

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $1,246,640 at September 30, 2014 were not classified as non-performing loans. Of this amount, loans aggregating $699,287 were included in the Greater than 90 Days category.

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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials are abundant, and for service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and management ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.

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

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower's ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is “one man,” ineffective or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2014.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$88,353,183	$100,658,477	$167,521,583	$157,333,717	$47,017,079
Special Mention	194,400	7,645,736	14,177,468	-	127,977
Substandard	-	715,397	10,668,793	-	1,586,995
Doubtful	-	33,819	-	-	-
Total	$88,547,583	$109,053,429	$192,367,844	$157,333,717	$48,732,051

	Loans To Individuals	Other
Consumer Credit Exposure - By Payment Activity

Performing	$23,363,042	$197,704
Nonperforming	-	-
Total	$23,363,042	$197,704

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2013.

Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$47,539,033	$79,832,704	$68,620,450	$116,951,357	$12,635,067
Special Mention	-	1,406,143	19,396,574	-	1,129,111
Substandard	3,463,139	792,057	10,372,706	-	-
Doubtful	-	258,486
Loss	-	58,665	-	-	-
Total	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$9,674,011	$170,526
Nonperforming	92,103	-
Total	$9,766,114	$170,526

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2014 and December 31, 2013:

Period-End Allowance for Loan Losses by Impairment Method September 30, 2014
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$1,099,053	$1,641,189	$2,974,785	$786,669	$202,146	$91,417	$1,583	$311,030	$-	$7,107,872

Ending Balance
Individually evaluated for impairment	-	1,874	1,274,380	-	-	-	-	-	-	1,276,254
Collectively evaluated for impairment	$1,099,053	$1,639,315	$1,700,405	$786,669	$202,146	$91,417	$1,583	$311,030	$-	$5,831,618

Loans receivables:
Ending Balance	$88,547,583	$109,053,429	$192,367,844	$157,333,717	$48,732,051	$23,363,042	$197,704	$-	$800,548	$620,395,918
Individually evaluated for impairment	449,663	492,940	9,129,396	-	1,394,657	-	-	-	-	11,466,656
Loans acquired with deteriorated credit quality	-	332,175	1,713,910	-	-	-	-	-	-	2,046,085
Collectively evaluated for impairment	$88,097,920	$108,228,314	$181,524,538	$157,333,717	$47,337,394	$23,363,042	$197,704	$-	$800,548	$606,883,177

Period-End Allowance for Loan Losses by Impairment Method December 31, 2013
			Commercial	Mortgage	Residential				Loan	Total
	Construction	Commercial	Real Estate	Warehouse	Real Estate	Consumer	Other	Unallocated	Costs
Allowance for loan losses:
Ending Balance	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$7,038,571

Ending Balance
Individually evaluated for impairment	-	293,692	1,490,169	-	-	-	-	-	-	1,783,861
Collectively evaluated for impairment	$1,205,267	$978,041	$1,531,597	$584,757	$164,673	$108,849	$2,183	$679,343	$-	$5,254,710

Loans receivables:
Ending Balance	$51,002,172	$82,348,055	$98,389,730	$116,951,357	$13,764,178	$9,766,114	$170,526	$-	$943,950	$373,336,082
Individually evaluated for impairment	19,930	776,101	9,130,605	-	162,012	92,103	-	-	-	10,180,751
Collectively evaluated for impairment	$50,982,242	$81,571,954	$89,259,125	$116,951,357	$13,602,166	$9,674,011	$170,526	$-	$943,950	$363,155,331

The activity in the allowance for loan loss by loan class for the nine months ended September 30, 2014 and 2013 was as follows:

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2013	$1,205,267	$1,271,733	$3,021,766	$584,757	$164,673	$108,849	$2,183	$679,343	$7,038,571
Provision charged to operations	60,163	454,031	113,961	(63,082)	17,332	(16,462)	(560)	(65,385)	499,998
Loans charged off	-	(510,952)	-	-	-	-	-	-	(510,952)
Recoveries of loans charged off	-	3,225	-	-	-	-	-	-	3,225
Balance – March 31, 2014	$1,265,430	$1,218,037	$3,135,727	$521,675	$182,005	$92,387	$1,623	$613,958	$7,030,842
Provision charged to operations	(315,416)	4,041,190	471,356	387,884	(9,152)	(1,655)	42	(474,251)	4,099,998
Loans charged off	-	(3,713,789)	-	-	-	-	-	-	(3,713,789)
Recoveries of loans charged off	-	1,328	-	-	-	-	-	-	1,328
Balance – June 30, 2014	$950,014	$1,546,766	$3,607,083	$909,559	$172,853	$90,732	$1,665	$139,707	$7,418,379
Provision charged to operations	149,039	185,109	222,506	(122,890)	44,308	685	(82)	171,323	649,998
Loans charged off	-	(99,402)	(893,804)	-	(15,015)	-	-	-	(1,008,221)
Recoveries of loans charged off	-	8,716	39,000	-	-	-	-	-	47,716
Balance September 30, 2014	$1,099,053	$1,641,189	$2,974,785	$786,669	$202,146	$91,417	$1,583	$311,030	$7,107,872

	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2012	$1,990,292	$972,789	$2,262,221	$1,420,638	$112,103	$102,583	$2,271	$288,315	$7,151,212
Provision charged to operations	(218,010)	(18,319)	245,769	(429,900)	262	50,506	(212)	369,804	-
Loans charged off	(561,993)	(139,289)	(384,688)	-	-	(50,855)	-	-	(1,136,825)
Recoveries of loans charged off	-	2,000	6,895	-	-	-	-	-	8,895
Balance – March 31, 2013	$1,210,289	$817,181	$2,130,197	$990,738	$112,365	$102,334	$2,059	$658,119	$6,023,282
Provision charged to operations	1,872	160,164	321,659	(62,039)	(19,632)	(2,444)	45	(162,958)	236,667
Loans charged off	-	-	-	-	-	-	-	-	-
Recoveries of loans charged off	417	8,574	-	-	-	-	-	-	8,991
Balance – June 30, 2013	$1,212,578	$985,919	$2,451,856	$928,699	$92,733	$99,890	$2,104	$495,161	$6,268,940
Provision charged to operations	(4,555)	34,446	612,392	(256,028)	49,093	10,178	(53)	94,525	539,998
Loans charged off	-	(2,068)	-	-	-	-	-	-	(2,068)
Recoveries of loans charged off	-	13,310	-	-	-	-	-	-	13,310
Balance – September 30, 2013	$1,208,023	$1,031,607	$3,064,248	$672,671	$141,826	$110,068	$2,051	$589,686	$6,820,180

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

Impaired Loans Receivables (By Class) September 30, 2014				Three months ended September 30, 2014		Nine months ended September 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$449,663	$449,663	$-	$449,663	$6,134	$302,656	$10,955
Commercial Business	793,992	1,380,582	-	786,051	6,971	579,721	20,055
Commercial Real Estate	2,913,499	3,215,830	-	2,431,613	35,288	1,511,916	105,522
Mortgage Warehouse Lines	-	-	-	-	-	-	-
Subtotal	4,157,154	5,046,075	-	3,667,327	48,393	2,394,293	136,532
Residential Real Estate	1,394,657	1,409,672	-	1,468,125	6,673	1,298,082	20,942
Consumer
Loans to individuals	-	-	-	77,329	8,164	135,612	15,433
Other	-	-	-	-	-	-	-
Subtotal	-	-	-	77,329	8,164	135,612	15,433
With no related allowance	$5,551,811	$6,455,747	$-	$5,212,691	$63,230	$3,827,987	$172,907

With an allowance:
Commercial
Construction	$-	$-	$-	$-	$-	$-	$-
Commercial Business	31,123	31,123	1,874	94,772	-	245,858	-
Commercial Real Estate	7,929,807	8,638,477	1,274,380	8,700,575	54,695	8,975,029	160,475
Mortgage Warehouse Lines	-	-	-	-	-	-	-
Subtotal	7,960,930	8,669,600	1,276,254	8,795,347	54,695	9,220,887	160,475
Residential Real Estate	-	-	-	-	-	-	-
Consumer
Loans to Individuals	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-	-
With an allowance	$7,960,930	$8,669,600	$1,276,254	$8,795,347	$54,695	$9,220,887	$160,475

Total:
Construction	$449,663	$449,663	-	$449,663	$6,134	$302,656	$10,955
Commercial Business	825,115	1,411,705	1,874	880,823	6,971	825,579	20,055
Commercial Real Estate	10,843,306	11,854,307	1,274,380	11,132,188	89,983	10,468,945	265,997
Mortgage Warehouse Lines	-	-	-	-	-	-	-
Residential Real Estate	1,394,657	1,409,672	-	1,468,125	6,673	1,298,082	20,942
Consumer	-	-	-	77,239	8,164	135,612	15,433
Total	$13,512,741	$15,125,347	$1,276,254	$14,008,038	$117,925	$13,048,874	$333,382

Impaired Loans Receivables (By Class)				Year ended
December 31 , 2013				12/31/2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$19,930	$19,930	$-	$965,268	$33,946
Commercial Business	243,840	400,297		258,139	5,094
Commercial Real Estate	-	-	-	1,032,115	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	263,770	420,227	-	2,255,522	39,040
Residential Real Estate	162,012	162,012	-	117,746	-
Consumer
Loans to Individuals	92,103	92,103	-	34,292	-
Other	-	-	-	-	-
Subtotal	92,103	92,103	-	34,292	-
With no related allowance	$517,885	$674,342	$-	$2,407,560	$39,040

With an allowance:
Commercial
Construction	$-	$-	$-	$246,853	$-
Commercial Business	532,261	532,261	293,692	562,346	9,728
Commercial Real Estate	9,130,605	9,130,605	1,490,169	5,546,690	247,277
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,662,866	9,662,866	1,783,861	6,355,889	257,005
Residential Real Estate	-	-	-	44,196	-
Consumer
Loans to Individuals	-	-	-	4,238	-
Other	-	-	-	-	-
Subtotal	-	-	-	4,238	-
With an allowance	$9,662,866	$9,662,866	$1,783,861	$6,404,323	$257,005

Total:
Construction	19,930	19,930	-	1,212,121	33,946
Commercial Business	776,101	932,558	293,692	820,485	14,822
Commercial Real Estate	9,130,605	9,130,605	1,490,169	6,578,805	247,277
Mortgage Warehouse	-	-	-	-	-
Residential Real Estate	162,012	162,012	-	161,942	-
Consumer	92,103	92,103	-	38,530	-
Total	$10,180,751	$10,337,208	$1,783,861	$8,811,883	$296,045

Impaired Loans Receivables (By Class) – September 30, 2013
				Three months ended		Nine months ended
				September 30, 2013		September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$1,015,112	$1,015,112	$-	$1,184,249	$4,660	$636,741	$37,420
Commercial Business	225,899	382,356	-	157,334	1,516	532,119	-
Commercial Real Estate	-	-	-	4,004,515	-	1,480,516	-
Mortgage Warehouse Lines	-	-	-	-	-	-	-
Subtotal	1,241,011	1,397,468	-	5,346,098	6,176	2,649,376	-
Residential Real Estate	164,542	164,542	-	164,542	-	102,706	-

Consumer
Loans to Individuals	-	-	-	-	-	-	-
Other	-	-	-	-	-	22,540	-
Subtotal		-	-	-	-	22,540	-
With no related allowance:	$1,405,553	$1,562,010	$-	$5,510,640	$6,176	2,774,622	37,420

With an allowance:

Commercial
Construction	$-	$-	$-	$-	$-	$329,138	$-
Commercial Business	475,136	475,136	235,027	566,473	3,915	578,713	28,570
Commercial Real Estate	9,646,821	9,646,821	1,476,632	6,184,255	61,306	4,326,187	182,967
Mortgage Warehouse Lines	-	-	-	-	-	-	-
Subtotal	10,121,957	10,121,957	1,711,659	6,750,728	65,221	5,234,038	211,537
Residential Real Estate	-	-	-	-	-	58,928	-

Consumer
Loans to Individuals	-	-	-	-	-	5,650
Other	-	-	-	-	-	-
Subtotal	-	-	-	-	-	5,650	-
With an allowance:	10,121,957	10,121,957	1,711,659	6,750,728	65,221	5,298,616	-

Total:
Commercial	11,362,968	11,519,425	1,711,659	12,096,826	71,397	7,883,414	248,957
Residential Real Estate	164,542	164,542	-	164,542	-	161,634	-
Consumer	-	-	-	-	-	28,190	-
Total	$11,527,510	$11,683,967	$1,711,659	$12,261,368	$71,397	$8,073,238	$248,957

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

At September 30, 2014 the Bank had 9 loans totaling $4,288,699 which were classified as troubled debt restructurings.
The following table is a summary of troubled debt restructurings, all of which were classified as impaired and occurred during the three months ended September 30, 2014.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$31,123	$31,123
Commercial Real Estate	-	-	-
Residential Real Estate	-	-	-

There were no loans modified that were TDR’s during the three and nine month periods ended September 30, 2014 and September 30, 2013 that were in default.

Changes in the accretable discount for acquired credit impaired loans for the nine months ended September 30, 2014 were as follows:

Balance at beginning of period	$-
Acquisition of impaired loans	240,917
Accretion of discount	(84,409)
Balance at end of period	$156,508

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	February 7, 2014	September 30, 2014
	Acquired loans with Evidence of Credit Deterioration	Acquired loans with Evidence of Credit Deterioration

Outstanding balance	$3,409,340	$2,746,260
Carrying amount	$2,613,826	$2,046,085

There were no changes in the expected cash flows of these loans during the nine month period ended September 30, 2014. No allowance for loan losses has been recorded for acquired loans with or without evidence of deterioration as of the acquisition date or as of September 30, 2014.

(6)  Share-Based Compensation

The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 440,701 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value of the option is calculated using the Black – Scholes option valuation model.  As of September 30, 2014, there were 317,866 shares of common stock available for future grants under the Stock Plans, of which 271,740 shares are available for future grants under the 2013 Equity Incentive Plan and 46,126 shares are available for future grant under the 2006 Directors Stock Plan.

Share-based compensation expense related to options was $77,123 and $75,949 for the nine months ended September 30, 2014 and 2013, respectively.

Transactions under the Stock Plans during the nine months ended September 30, 2014 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2014	235,598	$8.81
Granted	11,700	11.02
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2014	247,298	$8.91	5.1	$502,395

Exercisable at September 30, 2014	199,881	$9.17	4.5	$380,591

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2014 are as follows:

	January 2014	April 2014

Fair value of options granted	$4.75	$4.32
Risk-free rate of return	1.65%	1.70%
Expected option life in years	7	7
Expected volatility	38.01%	38.01%
Expected dividends (1)	-	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of September 30, 2014, there was approximately $62,341 of unrecognized compensation cost related to nonvested stock option- based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the nine months ended September 30, 2014:

		Average
	Number of	Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2014	136,490	$6.59
Granted	60,100	10.81
Vested	(55,410)	8.77
Forfeited	-	-
Non-vested at September 30, 2014	141,180	$7.53

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $366,550 and $326,085 for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, there was approximately $1,141,472 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

(7)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service. The 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over funded or under funded status of a defined benefit post-retirement plan as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $21.1 million and $16.2 million at September 30, 2014 and December 31, 2013, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three month and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$102,337	$30,539	$159,504	$214,257
Interest cost	77,583	22,229	120,922	155,951
Actuarial (gain) loss recognized	(3,718)	(29,893)	(5,795)	(209,721)
Prior service cost recognized	-	942	-	6,611
	$176,202	$23,817	$274,631	$167,098

 (8)  Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

September 30, 2014:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(231,763)	$44,966	$(186,797)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Plan actuarial gains included in other comprehensive income	345,309	(138,949)	206,360

Accumulated other comprehensive income ( loss)	$(387,398)	$76,338	$(311,060)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

December 31, 2013:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(2,992,624)	$1,060,098	$(1,932,526)

Unrealized impairment loss on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(500,944)	170,321	(330,623)

Unfunded pension liability:
Plan actuarial gains included in other comprehensive income	27,236	(11,721)	15,515

Accumulated other comprehensive income ( loss)	$(3,466,332)	$1,218,698	$(2,247,634)

Changes in the components of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2014 and September 30, 2013 are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2014:
Balance, beginning of period	$(408,136)	$(330,623)	$110,675	$(628,084)
Other comprehensive income (loss) before reclassifications	221,339	-	95,685	317,024
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income	221,339	-	95,685	317,024
Balance, end of period	$(186,797)	$(330,623)	$206,360	$(311,060)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2013:
Balance, beginning of period	$(1,677,012)	$(330,623)	$(60,403)	$(2,068,038)
Other comprehensive income (loss) before reclassifications	(35,468)	-	37,960	2,492
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income	(35,468)	-	37,960	2,492
Balance, end of period	$(1,712,480)	$(330,623)	$(22,443)	$(2,065,546)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)

Nine Months Ended September 30, 2014:
Balance, beginning of period	$(1,932,526)	$(330,623)	$15,515	$(2,247,634)
Other comprehensive income (loss) before reclassifications	1,744,219	-	190,845	1,935,064
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	1,510	-	-	1,510
Other comprehensive income	1,745,729	-	190,845	1,936,574
Balance, end of period	$(186,797)	$(330,623)	$206,360	$(311,060)

(1) Amounts reclassified are included in Other Income on the Consolidated Statement of Income.

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income

Nine Months Ended September 30, 2013:
Balance, beginning of period	$1,235,204	$(330,623)	$(100,288)	$804,293
Other comprehensive income (loss) before reclassifications	(2,947,683)	-	77,884	(2,869,839)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income	(2,947,683)	-	77,884	(2,869,839)
Balance, end of period	$(1,712,479)	$(330,623)	$(22,444)	$(2,065,546)

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

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies the principles for recognizing revenue from contracts with customers. This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

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

 ASU 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310 – 40): Classification of Certain Government – Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40); Classification of Certain Government _ Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in this update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

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

Impaired loans.  Loans included in the following table are those which the Company has measured and recognized impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

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
September 30, 2014:
Securities available for sale:
U. S. Treasury securities and
` obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$9,470,990	$1,515,705	$-	$10,986,695
Residential collateralized mortgage obligations – GSE		3,723664		3,723,664
Residential collateralized mortgage obligations – Non-GSE		2,597,664		2,597,664
Residential mortgage backed securities – GSE		28,680,367		28,680,367
Obligations of State and Political subdivisions		21,618,512		21,618,512
Trust preferred debt securities – single issuer		2,183,700		2,183,700
Corporate debt securities		32,581,964		32,581,964
Restricted stock		1,561,900		1,561,900
Mutual fund		25,000		25,000

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 were as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2014:
Impaired loans	$-	$-	$7,265,700	$7,265,700
Other real estate owned	-	-	1,748,455	1,748,455

December 31, 2013:
Impaired loans	$-	$-	$7,879,005	$7,879,005
Other real estate owned	-	-	209,937	209,937

Impaired loans measured at fair value and included in the above table consisted of 10 loans having an aggregate recorded investment of $7,960,930 and specific loan loss allowances of $1,276,254 at September 30, 2014.  Charge-offs of approximately $928,000 of specific reserves for potential losses that were provided in prior periods were recorded during the third quarter ended September 30, 2014 on loans with an aggregate recorded investment of approximately $6,093,000.  At December 31, 2013, there were 17 loans having an aggregate balance of $9,662,862 and specific loan loss allowances of $1,783,861.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2014
Impaired loans	$7,265,700	Appraisal of	Appraisal	10-40% (19.1%)
		collateral (1)	adjustments (2)
Other real estate owned	$1,748,455	Appraisal of	Appraisal	6%
		collateral (1)	adjustments (2)

December 31, 2013
Impaired loans	$7,879,005	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-15% (8.8%)
Other real estate owned	$209,937	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	5-45% (21.7%)

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

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

September 30, 2014
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$20,371,823	$20,371,823	$-	$-	$20,371,823
Securities available for sale	103,959,466	9,470,990	94,488,476	-	103,959,466
Securities held to maturity	148,182,693	-	152,466,765	-	152,466,765
Loans held for sale	9,459,172	-	9,602,000	-	9,602,000
Loans, net	613,288,046	-	-	615,200,000	615,200,000
Accrued interest receivable	2,798,265	-	2,798,265	-	2,798,265
Deposits	(823,564,746)	-	(824,154,00)	-	(824,154,000)
Borrowings	(20,798,473)	-	(21,509,000)	-	(21,509,000)
Redeemable subordinated debentures	(18,557,000)	-	18,557,000)	-	(18,557,000)
Accrued interest payable	(802,851)	-	(802,851)	-	(802,851)

December 31, 2013
	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$69,278,771	$69,278,771	$-	$-	$69,278,771
Securities available for sale	99,198,807	19,994,430	79,204,377	-	99,198,807
Securities held to maturity	152,816,815	-	153,629,773	-	153,629,000
Loans held for sale	10,923,689	-	10,924,000	-	10,924,000
Loans, net	366,297,511	-	-	372,548,000	372,548,000
Accrued interest receivable	2,542,602	-	2,542,602	-	2,542,602
Deposits	(638,552,030)	-	(639,539,000)	-	(639,539,000)
Borrowings	(10,000,000)	-	(11,148,000)	-	(11,148,000)
Redeemable subordinated debentures	(18,557,000)	-	(18,557,000)	-	(18,557,000)
Accrued interest payable	(883,212)	-	(883,212)	-	(883,212)

Loan commitments and standby letters of credit as of September 30, 2014 and December 31, 2013 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit is nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2014 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

The Bank operates nineteen branches, and manages its investment portfolio through its subsidiary, 1st Constitution Investment Company of New Jersey, Inc. During the second quarter of 2014, the Bank completed the merger of RFHB Investment Company, a subsidiary of Rumson-Fair Haven Bank and Trust Company, a New Jersey state chartered commercial bank (“Rumson”) that managed Rumson’s investment portfolio, with and into 1st Constitution Investment Company of New Jersey, Inc.  FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013filed with the SEC on March 31, 2014, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; the ability to realize expected synergies from the Rumson merger in the time frame anticipated and cost or difficulties associated with integration matters that might be greater than anticipated; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; and risks associated with speculative construction lending. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

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

Each of these events had a significant impact on the results of operations for the nine month period ended September 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Summary

The Company reported net income for the three month period ended September 30, 2014 of $2.1 million, a 40% increase compared to $1.5 million reported for the three month period ended September 30, 2013. Net income per diluted share for the three month period ended September 30, 2014 was $0.30, an increase of 20% compared to $0.25 per diluted share for the three month period ended September 30, 2013.

The significant increase in net income for the current quarter was due to the $2.6 million increase in net interest income to $8.9 million, which was driven by growth of our loan portfolio in the second and third quarters and the inclusion of the operations of Rumson. Non-interest income was $1.5 million and included gains from the sale of residential mortgage loans and SBA loans of $556,000.

Return on average assets was 0.88% and return on average equity was 10.25% for the third quarter of 2014 compared to 0.76% and 9.25% respectively, in the third quarter of 2013.

Third Quarter Highlights

•
Net interest income was $8.9 million in the third quarter of 2014 compared to $6.4 million in the second quarter of 2014 and $6.3 million in the third quarter of 2013. The net interest margin for each of these periods was 4.05%, 3.89% and 3.51%, respectively.

•
Loans were $620 million at September 30, 2014 and included $124 million of Rumson loans. Excluding the effect of the Rumson acquisition in the first quarter of 2014, loans increased $123 million since December 31, 2013 primarily during the second and third quarters of 2014, with mortgage warehouse loans increasing $40.4 million, construction loans increasing $30.3 million, commercial and commercial real estate loans increasing a combined $46.8 million and residential mortgages increasing $5.1 million. The loan to asset ratio increased to 65% at September 30, 2014 compared to 50.3% at December 31. 2013.

•
During the third quarter of 2014, our mortgage banking operations originated $50 million of residential mortgage loans and sold $44.7 million of residential mortgage loans. The September 30, 2014 pipeline of residential mortgage loans in process was $53 million.

•
The integration of the former Rumson operations was completed at the end of the first quarter of 2014 and customer retention has been as expected, with loans of approximately $124 million and deposits of approximately $176 million at September 30, 2014.

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of net income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 85.8% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three month period ended September 30, 2014 and 79.6% of net revenues for the three month period ended June 30, 2013. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

Average interest earning assets increased by $159,272,860, or 21.4%, to $902,690,697 for the three month period ended September 30, 2014 compared to $743,417,837 for the three month period ended September 30, 2013. The overall yield on interest earning assets, on a tax-equivalent basis, increased 52 basis points to 4.58% for the three month period ended September 30, 2014 when compared to 4.06% for the three month period ended September 30, 2013 due primarily to the increase in the higher-yielding average balance of the loan portfolio in the current period.

This increase in the overall yield on interest earning assets for the quarter ended September 30, 2014 compared with the corresponding quarter in 2013 was primarily due to (1) the increase in construction, commercial real estate and commercial business loans; and (2) the increase in loans and investments resulting from the Rumson merger. These factors contributed to an increase in the yield on earning assets, which primarily drove the increase in the net interest margin and net interest income.

Average interest bearing liabilities increased by $127,853,647, or 21.8%, to $713,105,066 for the three month period ended September 30, 2014 compared to $585,251,419 for the three month period ended September 30, 2013.  Overall, the cost of total interest bearing liabilities decreased 4 basis points to 0.66% for the three months ended September 30, 2014 compared to 0.70% for the three months ended September 30, 2013. The increase in average interest bearing liabilities is due principally to the Rumson merger.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 4.05% for the three months ended September 30, 2014 compared to 3.51% for the three months ended September 30, 2013.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended September 30, 2014 and 2013. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)
	Three months ended September 30, 2014			Three months ended September 30, 2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$18,858,143	$10,183	0.22%	$120,124,995	$81,745	0.27%
Investment Securities:
Taxable	168,912,644	961,043	2.28%	160,094,754	980,004	2.45%
Tax-exempt (4)	90,191,047	852,447	3.78%	70,880,950	851,446	4.80%
Total	259,103,691	1,813,490	2.80%	230,975,704	1,831,450	3.17%

Loan Portfolio: (1)
Construction	84,776,306	1,408,170	6.59%	41,845,395	631,428	5.99%
Residential real estate	49,466,308	524,861	4.21%	11,104,532	141,896	5.07%
Home Equity	23,097,660	356,320	6.12%	9,391,470	125,134	5.29%
Commercial and commercial real estate	286,369,323	4,306,422	5.97%	145,186,260	2,760,124	7.54%
Mortgage warehouse lines	155,715,974	1,689,856	4.31%	148,660,465	1,734,652	4.63%
Installment	417,619	5,469	5.20%	268,341	4,214	6.23%
All Other Loans	24,885,673	294,851	4.70%	35,860,675	304,357	3.37%
Total	624,728,863	8,585,949	5.45%	392,317,138	5,701,805	5.77%

Total Interest-Earning Assets	902,690,697	10,409,622	4.58%	743,417,837	7,615,000	4.06%

Allowance for Loan Losses	(7,542,268)			(6,754,700)
Cash and Due From Bank	13,872,593			10,627,034
Other Assets	58,467,465			48,058,164
Total Assets	$967,488,487			$795,348,335

Liabilities and Shareholders’ Equity:
Money Market and Now Accounts	$290,077,290	$244,485	0.33%	$18,287,653	$178,204	0.32%
Savings Accounts	196,936,099	226,556	0.46%	197,645,109	218,994	0.44%
Certificates of Deposit	172,114,159	484,203	1.12%	140,761,657	445,176	1.25%
Other Borrowed Funds	35,420,518	144,006	1.61%	10,000,000	103,121	4.09%
Trust Preferred Securities	18,557,000	86,535	1.82%	18,557,000	88,337	1.89%
Total Interest-Bearing Liabilities	713,105,066	1,185,785	0.66%	585,251,419	1,033,832	0.70%

Net Interest Spread (2)			3.92%			3.36%

Demand Deposits	165,617,916			137,526,681
Other Liabilities	6,011,491			7220361
Total Liabilities	884,734,473			729,998,461
Shareholders’ Equity	18,557,000			65,349,874
Total Liabilities and Shareholders’ Equity	$967,488,487			$795,348,335
Net Interest Margin (3)		$9,223,838	4.05%		$6,581,167	3.51%

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

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $649,998 for the three months ended September 30, 2014 compared to $539,998 for the three months ended September 30, 2013.  At September 30, 2014, non-performing loans increased by $1,537,124 or 24.3%, to $7,538,765 and the ratio of non-performing loans to total loans was 1.22% at September 30, 2014 compared to 1.69% at December 31, 2013. Non-performing loans declined at September 30, 2014 compared to $10,237,477 at June 30, 2014.

Net charge-offs were $960,000 in the third quarter of 2014 and included $928,000 of gross charge-offs of specific reserves for potential loan losses that were recorded in prior periods. These charge-offs were recorded for loans in the process of foreclosure or resolution for which management determined the loss would be realized.

At September 30, 2014, the loan portfolio balance was $620,395,918, which represented an increase of $247,059,836 compared to the December 31, 2013 loan portfolio balance of $373,336,082. The primary reasons for the current period increase in the loan portfolio were the $124 million of loans acquired in the Rumson merger and still outstanding and the internal growth of the loan portfolio during 2014.

 There were no changes in the expected cash flows of the acquired loans from the Rumson merger during the third quarter of 2014.  No allowance for loan losses was recorded for acquired loans with or without evidence of deteriorated credit quality as of September 30, 2014.

Non-Interest Income

Total non-interest income for the three months ended September 30, 2014 was $1,481,842, a decrease of $134,706, or 8.3%, from non-interest income of $1,616,548 for the three months ended September 30, 2013. This component represented 14.2% of the Company’s net revenues for the three month period ended September 30, 2014 compared to 20.4% of net revenues for the three month period ended September 30, 2013.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased by $36,456, or 15.8%, to $267,625 for the three months ended September 30, 2014 from $231,169 for the three months ended September 30, 2013. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts in the third quarter of 2014.

Gain on sales of loans originated for sale decreased by $85,912, or 13.4%, to $556,054 for the three months ended September 30, 2014 when compared to $641,966 for the three months ended September 30, 2013.  The Bank originates and sells both residential mortgage loans and loans guaranteed by the Small Business Administration in the secondary market.  The higher interest rate environment that existed in the third quarter of 2014 compared to the same period in 2013 resulted in lower demand to refinance residential mortgages. As a result, the volume of mortgage loans originated and sold decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $143,884 for the three months ended September 30, 2014 compared to $115,840 for the three months ended September 30, 2013. The increase in income from BOLI in the third quarter of 2014 was due primarily to the acquisition of $4.5 million of BOLI assets in the Rumson merger.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services in general contributed to the other income component of non-interest income declining to $514,279 for the three months ended September 30, 2014 compared to $627,573 for the three months ended September 30, 2013, a decrease of $113,294 for the third quarter of 2014.

Non-Interest Expense

Non-interest expenses increased by $1,470,168, or 28.0%, to $6,723,651 for the three months ended September 30, 2014 from $5,253,483 for the three months ended September 30, 2013. The following table presents the major components of non-interest expenses for the three months ended September 30, 2014 and 2013.

Non-interest Expenses
	Three months ended September 30,
	2014	2013
Salaries and employee benefits	$3,922,104	$3,060,143
Occupancy expenses	833,813	629,922
Data processing services	313,237	273,272
Equipment expense	224,872	189,871
Marketing	86,455	79,656
Regulatory, professional and other fees	399,379	303,114
Merger-related expenses	-	-
FDIC insurance expense	210,000	111,562
Directors’ fees	21,500	24,000
Other real estate owned expenses	131,973	176,796
Amortization of intangible assets	121,029	66,992
Other expenses	459,289	338,155
Total	$6,723,651	$5,253,483

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $861,961, or 28.2%, to $3,922,104 for the three months ended September 30, 2014 compared to $3,060,143 for the three months ended September 30, 2013. Of this increase approximately $298,000 was due to salary and benefits for former Rumson employees who were retained by the Bank. The balance of the increase in salaries and employee benefits for the three months ended September30, 2014 was a result of an increase in the number of employees, regular annual merit increases and increased health care costs. Staffing levels have increased to 177 full time equivalent employees at September 30, 2014 as compared to 150 full time equivalent employees at September 30, 2013.

Occupancy expenses increased by $203,891, or 32.4%, to $833,813 for the three months ended September 30, 2014 compared to $629,922 for the three months ended September 30, 2013.  The current period increase resulted primarily from increased depreciation, property taxes and maintenance costs of the five branch offices acquired as a result of the Rumson merger.

The cost of data processing services increased to $313,237 for the three months ended September 30, 2014 from $273,272 for the three months ended September30, 2013 as additional expenses were incurred to support and maintain the five new locations acquired as a result of the Rumson merger within the Bank’s information technology systems and the growth of loan and deposit transaction volumes.

Equipment expense increased by $35,001, or 18.4%, to $224,872 for the three months ended September 30, 2014 compared to $189,871 for the three months ended September 30, 2013 primarily due to maintenance agreement costs associated with the expansion of the branch network due to the Rumson merger. Regulatory, professional and other fees increased by $96,265, or 31.8%, to $399,379 for the three months ended September 30, 2014 compared to $303,114 for the three months ended June 30, 2013.  During the three months ended September 30, 2014, the Company incurred higher professional fees in connection with lending, collections, general corporate matters and post-merger matters.

FDIC insurance expense increased to $210,000 for the three months ended September 30, 2014 compared to $111,562 for the three months ended September 30, 2013 primarily as a result of the assumption of deposits and borrowings upon completion of the Rumson merger, which accounted for approximately $45,000 of the increase.

Other real estate owned expenses decreased by $44,823 to $131,973 for the three months ended September 30, 2014 compared to $176,796 for the three months ended September 30, 2013 as the Company incurred a higher level of property taxes, maintenance, disposition costs and other costs on repossessed properties held as other real estate owned during the third quarter of 2013 compared to the third quarter of 2014. At September 30, 2014, the Company held one property with a value of $1,748,455 as other real estate owned compared to four properties with an aggregate value of $2,808,554 at September 30, 2013.

Amortization of intangible assets increased $54,037 to $121,029 during the third quarter of 2014 when compared to the third quarter of 2013 due to the amortization of core deposit intangible assets of $1,189,000 recorded in the Rumson merger.

All other expenses increased to $459,289 for the three months ended September 30, 2014 compared to $338,155 for the three months ended September 30, 2013 as current year increases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are comprised of a variety of operating expenses and fees, as well as expenses associated with lending activities.

Income Taxes

The pre-tax income was $3,055,562 for the three months ended September 30, 2014 compared to pre-tax income of $2,128,089 for the three months ended September 30, 2013.

The Company recorded income tax expense of $917,483 for the three months ended September 30, 2014 compared to income tax expense of $604,851 for the three months ended September 30, 2013. The effective tax rate for the third quarter of 2014 was of 30.02%, which was lower than the combined statutory rate of 39.9% due primarily to the impact of tax exempt interest income. The effective tax rate for the 2013 quarter was 28.4%.

 Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Summary

The Company reported net income of $2,339,873, or $0.33 per diluted share, for the nine month period ended September 30, 2014 compared to net income of $4,405,588, or $0.72 per diluted share, for the nine month period ended September 30, 2013.

The results of operations for the nine months ended September 30, 2014 were impacted by the two events described above in the “Recent Developments” section. In the first quarter of 2014, the Company completed the acquisition of Rumson.  For the nine months ended September 30, 2014, the Company incurred a total of $1.5 million of merger-related expenses that reduced net income by $962,000, or $0.13 per diluted share.

In the second quarter, the Projuban loan for approximately $3.7 million was fully charged-off and the provision for loan losses was increased by a similar amount due to the apparent fraud by the borrower and its principals. This additional provision reduced net income by $2.2 million, or $0.31 per diluted share, and resulted in a net loss for the second quarter of 2014 and substantially lower net income for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.

Net income, adjusted for the effect of these events (“Adjusted Net Income”), was $5.5 million for the nine month period ended September 30, 2014, or $0.77 per diluted share. For the nine month period ended September 30, 2013, net income was $4.4 million, or $0.72 per diluted share. Adjusted Net Income and Adjusted Net Income per diluted share are non-GAAP measures. A reconciliation of these non-GAAP measures to the reported net income or loss and net income of loss per diluted share is summarized in the table below:

Reconciliation of Non-GAAP Measures (1)
(Unaudited)
	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2014	September 30, 2013
Adjusted Net Income:

Net Income	$2,340	$4,405

Adjustments :

Provisions for Loan losses	3,656	-

Merger-Related Expenses	1,532	-

Income Tax Effect of Adjustments (2)	(2,031)	-

Adjusted Net Income	$5,497	$4,405

Adjusted Net Income per Diluted Share

Adjusted Net Income	$5,497	$4,405

Diluted Shares Outstanding	7,142	6,137

Adjusted Net Income per Diluted Share	$0.77	$0.72

(1)
The Company used the non-GAAP financial measures, Adjusted Net Income and Adjusted Net Income per Diluted Share, because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger related expenses incurred in the merger with Rumson Fair Haven Bank and Trust Company and the large provision for loan losses recorded as a result of the apparent fraud by a borrower and its principals. These non-GAAP financial measures improve the comparability of the current period results with the results of prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP results

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of net income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 81.2% of the Company’s net revenues (defined as net interest income plus non-interest income) for the nine month period ended September 30, 2014 and 80.0% of net revenues for the nine-month period ended September 30, 2013. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the nine month periods ended September 30, 2014 and 2013. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates
(yields on a tax-equivalent basis)
	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$60,616,449	$110,892	0.24%	$112,351,662	$221,087	0.26%
Investment Securities:
Taxable	177,880,389	3,141,788	2.36%	156,884,880	2,818,801	2.40%
Tax-exempt (4)	87,095,642	2,583,648	3.97%	67,610,995	2,418,022	4.77%
Total	264,976,031	5,725,436	2.89%	224,495,875	5,236,823	3.11%

Loan Portfolio: (1)
Construction	73,497,268	3,791,105	6.90%	42,149,774	1,926,931	6.11%
Residential real estate	44,761,735	1,363,469	4.07%	11,057,154	430,207	5.20%
Home Equity	21,985,052	921,528	5.60%	9,208,816	373,778	5.43%
Commercial and commercial real estate	264,617,694	11,779,442	5.95%	143,067,333	7,838,953	7.33%
Mortgage warehouse lines	118,959,945	4,022,743	4.52%	166,142,165	5,808,889	4.67%
Installment	321,030	13,668	5.69%	254,238	12,284	6.46%
All Other Loans	21,900,870	802,694	4.90%	41,800,648	928,216	2.97%
Total	546,043,594	22,694,649	5.56%	413,680,128	17,319,258	5.60%

Total Interest-Earning Assets	871,636,074	28,530,977	4.38%	750,527,665	22,777,168	4.05%

Allowance for Loan Losses	(7,547,794)			(6,777,671)
Cash and Due From Bank	15,325,837			18,481,914
Other Assets	57,087,058			48,636,271
Total Assets	$936,501,175			$810,868,179

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$279,311,533	$692,097	0.33%	$225,215,899	$579,798	0.34%
Savings Accounts	200,283,559	676,075	0.45%	202,754,977	676,979	0.45%
Certificates of Deposit	169,628,119	1,458,167	1.15%	141,258,225	1,411,530	1.34%
Other Borrowed Funds	24,630,579	387,422	2.10%	10,380,769	310,649	4.00%
Trust Preferred Securities	18,557,000	257,314	1.85%	18,557,000	263,981	1.90%
Total Interest-Bearing Liabilities	692,410,790	3,471,075	0.67%	598,166,870	3,242,937	0.72%

Net Interest Spread (2)			3.71%			3.33%

Demand Deposits	156,999,596			139,542,141
Other Liabilities	6,859,237			7,394,439
Total Liabilities	856,269,623			745,103,450
Shareholders’ Equity	80,231,552			65,764,729
Total Liabilities and Shareholders’ Equity	$936,501,175			$810,868,179
Net Interest Margin (3)		$25,059,902	3.84%		$19,534,230	3.48%

(1)
Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income and include the average balances of loans held for sale. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax-equivalent basis.

Average interest earning assets increased by $121,108,409, or 16.1%, to $871,636,074 for the nine month period ended September 30, 2014 compared to $750,527,665 for the nine month period ended September 30, 2013.  The average investment securities portfolio increased by $40,480,156 to $264,976,031 for the nine month period ended September 30, 2014 compared to $224,495,875 for the nine month period ended September 30, 2013. The average loan portfolio increased by $132,363,466, or 32.0%, to $546,043,594 for the nine month period ended September 30, 2014 compared to $413,680,128 for the nine month period ended September 30, 2013.

Average interest bearing liabilities increased by $94,243,920, or 15.8%, to $692,410,790 for the nine month period ended September 30, 2014 from $598,166,870 for the nine month period ended September 30, 2013.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest earning assets, was 3.84% for the nine months ended September 30, 2014 compared to 3.48% for the nine months ended September 30, 2013.

The Company’s net interest income increased on a tax-equivalent basis by $5,525,672, or 28.3%, to $25,059,902 for the nine months ended September 30, 2014 compared to $19,534,230 for the nine months ended September 30, 2013. This increase in the Company’s net interest income and net interest margin for the nine months ended September 30, 2014 compared to the corresponding period in 2013 was primarily due to higher yields earned on an increased level of interest-earning assets, combined with lower rates paid on interest-bearing liabilities during the current period. The average yield on interest-earning assets was 4.38% for the nine month period ended September 30, 2014, an increase of 33 basis points from the yield of 4.05% for the comparable period of 2013. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2014 was 0.67%, a reduction of 5 basis points from 0.72% paid for the nine months ended September 30, 2013. The average balances of both interest-earning assets and interest-bearing liabilities increased for the nine-month period ended September 30, 2014 compared to the same period in 2013 due primarily to the merger with Rumson, which was completed on February 7, 2014.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $5,249,994 for the nine months ended September 30, 2014 compared to a provision of $776,664 for the nine months ended September 30, 2013. The provision for loan losses increased to $5.2 million in the first nine months of 2014 due to the $3.7 million provision for and charge-off of the Projuban loan in the second quarter, other charge-offs of $1.5 million in 2014 and growth of the loan portfolio. Other charge-offs include $928,000 of gross charge-offs of specific reserves for potential losses that were recorded in prior periods. At September 30, 2014, non-performing loans increased by $1,537,124, or 24.3%, to $7,859,080 and the ratio of non-performing loans to total loans was 1.27% at September 30, 2014 compared to 1.69% at December 31, 2013.  At September 30, 2014, the loan portfolio balance was $620,395,918, which represented an increase of $247,059,836 compared to the December 31, 2013 loan portfolio balance of $373,336,082.

There were no changes in the expected cash flows of the acquired loans from the Rumson merger from the date of merger to September 30, 2014.  No allowance for loan losses was recorded for acquired loans with or without evidence of deteriorated credit quality as of September 30, 2014.  The primary cause of the current period increase in the loan portfolio balance was the approximate $124 million of loans acquired in the Rumson merger and the growth of construction, commercial real estate and commercial loans during the second and third quarters of 2014.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2014 was $4,378,856, a decrease of $294,114, or 6.3%, compared to non-interest income of $4,672,970 for the nine months ended September 30, 2013.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased to $753,976 for the nine months ended September 30, 2014 from $675,839 for the nine months ended September 30, 2013. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first nine months of 2014 compared to the first nine months of 2013.

Gain on sales of loans originated for sale decreased by $290,031, or 15.7%, to $1,562,790 for the nine months ended September 30, 2014 when compared to $1,852,821 for the nine months ended September 30, 2013.  The Bank sells both residential mortgage loans and loans guaranteed by the Small Business Administration in the secondary market. The resulting volume of residential mortgage loans originated and sold decreased for the first nine months of 2014 compared to the first nine months of 2013 due to the higher interest rate environment and lower level of mortgage refinancing activity in 2014 than in 2013 which resulted in a $708,000 decline in gains from the sale of residential mortgages. Gains from the sale of SBA loans increased $418,000 to $1.0 million, which partially offset the decline in gains from the sale of residential mortgages.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $422,022 for the nine months ended September 30, 2014 compared to $348,206 for the nine months ended September 30, 2013. The increase in income from BOLI was due to the Bank’s acquisition of $4.5 million of BOLI assets in the Rumson merger.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees, cash counting fees and Automated Teller Machine fees for non-Bank customers. Decreased customer demand for these services contributed to the decline in the other income component of non-interest income to $1,640,068 for the nine months ended September 30, 2014 compared to $1,796,104 for the nine months ended September 30, 2013.

Non-Interest Expense

Non-interest expenses increased by $4,276,740, or 25.9%, to $20,775,491 for the nine months ended September 30, 2014 from $16,498,751 for the nine months ended September 30, 2013.  Excluding merger related expenses of $1,532,153, non-interest expenses would have been $19,243,338 in the first nine months of 2014, which would have been an increase of $2,744,587 when compared to non-interest expenses for the first nine months of 2013. Non-interest expenses attributable to the former Rumson operation were approximately $1.9 million February 7, 2014 (the date of the closing of the Rumson merger) through September 30, 2014. The following table presents the major components of non-interest expenses for the nine months ended September 30, 2014 and 2013.

Non-interest Expenses
	Nine months ended September 30,
	2014	2013
Salaries and employee benefits	$11,194,732	$9,458,247
Occupancy expenses	2,498,903	1,930,227
Data processing services	941,046	868,960
Equipment expense	645,212	689,804
Marketing	240,001	219,326
Regulatory, professional and other fees	1,066,631	770,015
Merger-related expenses	1,532,153	0
FDIC insurance expense	544,631	146,249
Directors’ fees	67,500	78,000
Other real estate owned expenses	272,014	770,858
Amortization of intangible assets	345,076	200,975
Other expenses	1,427,592	1,366,090
Total	$20,775,491	$16,498,751

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1,736,485, or 18.4%, to $11,194,732 for the nine months ended September 30, 2014 compared to $9,458,247 for the nine months ended September 30, 2013. Of this increase, approximately $744,000 was due to salary and benefits for former Rumson employees that were retained by the Bank. The balance of the increase in salaries and employee benefits for the nine months ended September 30, 2014 was a result of an increase in the number of employees, regular merit increases and increased health care costs. As a result of the Rumson merger completed on February 7, 2014, staffing levels increased to 177 full time equivalent employees at September 30, 2014 as compared to 150 full time equivalent employees at September 30, 2013.

Occupancy expenses increased by $568,676, or 29.5%, to $2,498,903 for the nine months ended September 30, 2014 compared to $1,930,227 for the nine months ended September 30, 2013.  The current period increase resulted primarily from increased depreciation, property taxes and maintenance costs of the five new branch office locations acquired as a result of the Rumson merger.

The cost of data processing services increased to $941,046 for the nine months ended September 30, 2014 from $868,960 for the nine months ended September 30, 2013 as additional expenses were incurred to support and maintain the five new locations acquired as a result of the Rumson merger within the Bank’s information technology systems and the cost of processing a higher level of loan and deposit transactions.

Equipment expense decreased by $44,592, or 6.5%, to $645,212 for the nine months ended September 30, 2014 compared to $689,804 for the nine months ended September 30, 2013 primarily due to non-recurring costs associated with the expansion of mobile banking capabilities incurred during the first nine months of 2013.

Regulatory, professional and other fees increased by $296,616 to $1,066,631 for the nine months ended September 30, 2014 compared to $770,015 for the nine months ended September 30, 2013.  During the first nine months of 2014, the Company incurred higher professional fees in connection with lending, collections other general corporate matters and post-merger related matters.

During the first nine months of 2014, the Company incurred merger-related expenses of $1,532,153 in connection with the Rumson transaction. These pre-tax expenses consisted primarily of (1) change-in-control payments of $883,000; (2) data processing contract termination payments of $228,000; (3) investment banker fees of $207,000; (4) legal fees of $94,430; and (5) severance payments of $119,723.

FDIC insurance expense increased to $554,631 for the nine months ended September 30, 2014 compared to $146,249 for the nine months ended September 30, 2013 as a result of the assumption of deposits upon completion of the Rumson merger, which accounted for approximately $90,000 of the increase.

 Other real estate owned expenses decreased by $498,844 to $272,014 for the nine months ended September 30, 2014 compared to $770,858 for the nine months ended September 30, 2013 as the Company incurred a lower level of property tax, maintenance and other costs on fewer repossessed properties held as other real estate owned during the first nine months of 2014 compared with the same period in 2013. At September 30, 2014, the Company held one property with a value of $1,748,455 as other real estate owned compared to four properties with an aggregate value of $2,808,554 at September 30, 2013.

Amortization of intangible assets increased $144,101 to $345,076 during the nine months ended September 30, 2014 when compared to the corresponding period in 2013 due to the amortization of the core deposit intangible asset of $1,189,000 recorded in the Rumson merger.

All other expenses increased to $1,427,591 for the nine months ended September 30, 2014 compared to $1,366,090 for the nine months ended September 30, 2013 as current year increases occurred primarily in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses and fees, as well as expenses associated with lending activities.

Income Taxes

Pre-tax income was $2,575,332 for the nine months ended September 30, 2014 compared to pre-tax income of $6,147,562 for the nine months ended September 30, 2013.

The Company recorded income tax expense of $235,459 for the nine months ended September 30, 2014 compared to income tax expense of $1,741,974 for the nine months ended September 30, 2013. The effective tax rate was a 9.1% for the nine months ended September 30, 2014 due principally to the lower level of pre-tax income and the effect of tax exempt interest income. The effective tax rate was 28.3% for the nine months ended September 30, 2013.

Financial Condition

September 30, 2014 Compared with December 31, 2013

Total consolidated assets at September 30, 2014 were $954,304,550, representing an increase of $211,979,463, or 28.6%, from total consolidated assets of $742,325,087 at December 31, 2013.  The increase in assets was primarily attributable to the merger with Rumson, which was completed on February 7, 2014. The merger was accounted for under the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their fair values as of the acquisition date. Included in the acquisition were the assumption of deposit liabilities of $189.5 million, the acquisition of cash and cash equivalents of $36.0 million, securities available for sale of $30.0 million and loans of $143.7 million. The Bank recorded goodwill of approximately $7.7 million and a core deposit intangible asset of approximately $1.2 million as a result of the acquisition.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2014 totaled $20,371,823 compared to $69,278,771 at December 31, 2013. Cash and cash equivalents at September 30, 2014 consisted entirely of cash and due from banks of $20,371,823. The corresponding balances at December 31, 2013 were cash and due from banks of $69,267,345 and short term investments of $11,426, respectively. The current period decrease was primarily due to the cash outflow to fund loan demand which occurred primarily during the second and third quarters of 2014. To the extent that the Bank did not utilize the funds for loan originations, securities purchases or repayment of borrowings, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at September 30, 2014 were $9,459,172 compared to $10,923,689 at December 31, 2013. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans.

Investment Securities

Investment securities represented 26.4% of total assets at September 30, 2014 and 33.9% of total assets at December 31, 2013. Total investment securities increased $126,537 to $252,142,159 at September 30, 2014 from $252,015,622 at December 31, 2013.  Purchases of investments totaled $14.2 million during the nine months ended September 30, 2014, and proceeds from calls, sales and repayments totaled $46 million during this period. Approximately $30 million of investment securities were acquired in the Rumson merger.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2014, securities available for sale totaled $103,959,466, which is an increase of $4,760,659, or 4.8%, from securities available for sale totaling $99,198,807 at December 31, 2013.

At September 30, 2014, the securities available for sale portfolio had net unrealized losses of $231,762 compared to net unrealized losses of $2,992,624 at December 31, 2013.  These unrealized losses are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2014, securities held to maturity were $148,182,693, a decrease of $4,634,122, from $152,816,815 at December 31, 2013.  The fair value of the held to maturity portfolio at September 30, 2014 was $152,466,765.

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

The following table represents the components of the loan portfolio at September 30, 2014 and December 31, 2013.

Loan Portfolio Composition

	September 30, 2014		December 31, 2013
Component	Amount	%	Amount	%
Construction loans	$88,547,583	14%	$51,002,172	14%
Residential real estate loans	48,732,051	8%	13,764,178	4%
Commercial business	109,053,429	18%	82,348,055	22%
Commercial real estate	192,367,844	31%	98,389,730	26%
Mortgage warehouse lines	157,333,717	25%	116,951,357	31%
Loans to individuals	23,363,042	4%	9,766,114	3%
Deferred loan costs	800,548	0%	943,950	0%
All other loans	197,704	0%	170,526	0%
	$620,395,918	100%	$373,336,082	100%

The loan portfolio increased by $247,059,836, or 66.2%, to $620,395,918 at September 30, 2014 compared to $373,336,082 at December 31, 2013.  The primary reasons for the increase in the loan portfolio were the Rumson merger which added approximately $124 million in loans to the Bank’s loan portfolio, principally in the residential real estate and commercial real estate components and the origination of approximately $123 million of new loans in the second and third quarters of 2014.

Commercial and commercial real estate loans totaled $301,421,273 at September 30, 2014, an increase of $120,683,488 when compared to $180,737,785 at December 31, 2013. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower. Excluding the effect of the Rumson merger, commercial and commercial real estate loans increased a combined $46.8 million in the second and third quarters.

Construction loans, excluding loans acquired in the Rumson merger, increased $29.3 million, reflecting increased real estate development activity of our customers.

The mortgage warehouse lines component of the loan portfolio increased by $40,382,360, or 34.5%, to $157,333,717 compared to $116,951,357 at December 31, 2013, reflecting the growth in residential mortgages originated for sale by our mortgage banking customers and the seasonality of the residential home purchases in our markets. The principal home buying season occurs in general from April through October.

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

Non-performing loans increased by $1,537,124 to $7,859,080 at September 30, 2014 from $6,321,956 at December 31, 2013, but declined from $8,311,073 at June 30, 2014.  The major segments of non-accrual loans consist of commercial real estate loans and commercial loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 1.27% at September 30, 2014 from 1.69% at December 31, 2013 primarily due to the increase in loans as a result of the Rumson merger and the internal growth of loans during 2014. At the date of this report, loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	September 30,	December 31,
	2014	2013
Non-Performing loans:
Loans 90 days or more past due and still accruing	$320,315	$-
Non-accrual loans	7,538,765	6,321,956
Total non-performing loans	7,859,080	6,321,956
Other real estate owned	1,748,455	2,136,341
Other repossessed asset	66,404	0
Total non-performing assets	9,673,939	8,458,297
Performing troubled debt restructurings	3,927,889	3,858,796
Performing troubled debt restructurings and total non-performing assets	$13,601,828	$12,317,093

Non-performing loans to total loans	1.27%	1.69%
Non-performing loans to total loans excluding mortgage warehouse lines	1.70%	2.47%
Non-performing assets to total assets	1.01%	1.14%
Non-performing assets to total assets excluding mortgage warehouse lines	1.21%	1.35%

Total non-performing assets and performing troubled debt restructurings to total assets	1.43%	1.66%

Non-performing assets increased by $1,215,642 to $9,673,939 at September 30, 2014 from $8,458,297 at December 31, 2013, but declined from $10,237,477 at June 30, 2014.  Other real estate owned was $1,748,455 and other repossessed assets totaled $66,404 at September 30, 2014.  Other real estate owned was $2,136,341 at December 31, 2013 and $1,860,000 at June 30, 2014.

At September 30, 2014, the Bank had 9 loans totaling $4,288,699 which were troubled debt restructurings.  Two of these loans totaling $360,810 are included in the above table as non-accrual loans; the remaining seven loans totaling $3,927,889 are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. Accordingly, Rumson loans acquired with evidence of deteriorated credit quality of $1,246,640 at September 30, 2014 were not classified as non-performing loans.

Non-performing assets represented 1.01% of total assets at September 30, 2014 and 1.14% at December 31, 2013.

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

All, or part, of the principal balance of commercial, commercial real estate and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience
•
The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses
	September 30,	December 31,	September 30,
	2014	2013	2013
Balance, beginning of period	$7,038,571	$7,151,212	$7,151,212

Provision charged to operating expenses	5,249,994	1,076,662	776,664

Loans charged off :
Construction loans	-	(561,993)	(561,993)
Residential real estate loans	(15,015)	-	-
Commercial and commercial real estate	(5,217,947)	(554,827)	(486,034)
Loans to individuals	-	(91,920)	(90,865)
Lease financing	-	-	-
All other loans	-	-	-
	(5,232,962)	(1,208,739)	(1,138,892)
Recoveries
Construction loans	-	417	417
Residential real estate loans	-	-	-
Commercial and commercial real estate	52,269	19,020	17,947
Loans to individuals	-	-	12,832
Lease financing	-	-	-
All other loans	-	-	-
	52,269	19,437	31,196

Net (charge offs) / recoveries	(5,180,693)	(1,189,302)	(1,107,696)

Balance, end of period	$7,107,872	$7,038,571	$6,820,180

Loans :
At period end	$620,395,918	$373,336,082	$362,549,473
Average during the period	539,261,215	248,126,605	386,475,158
Net charge offs to average loans outstanding	(0.96%)	(0.48%)	(0.29%)

Allowance for loan losses to :
Total loans at period end	1.15%	1.89%	1.88%
Total loans at period end excluding mortgage warehouse lines	1.34%	2.52%	2.99%
Non-performing loans	90.44%	111.34%	88.02%

The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of September 30, 2014 and December 31, 2013, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	September 30, 2014			December 31, 2013
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$4,615,974	1.53%	49%	$4,293,499	2.38%	48%
Construction loans	1,099,053	1.24%	14%	1,205,267	2.36%	14%
Residential real estate loans	202,146	0.41%	8%	164,673	1.20%	4%
Consumer and other	93,000	0.39%	4%	111,032	1.14%	3%
Subtotal	6,010,173	1.30%	75%	5,774,471	2.26%	69%
Mortgage warehouse lines	786,669	0.50%	25%	584,757	0.50%	31%
Unallocated reserves	311,030	-	-	679,343	-	-
Total	$7,107,872	1.15%	100%	$7,038,571	1.89%	100%

The Company recorded a provision for loan losses of $5,249,994 for the nine months ended September 30, 2014 compared to a loan loss provision of $776,664 for the nine months ended September 30, 2013.  Net charge offs/recoveries amounted to a net charge-off of $5,180,693 for the nine months ended September 30, 2014.  The higher provision for loan losses and net charge offs for the nine months ended September 30, 2014 resulted primarily from the provision and charge-off of the Projuban loan which was described earlier in the “Recent Developments” section. In addition, net charge-offs were $960,000 in the third quarter of 2014 and included $928,000 of gross charge-offs of specific reserves for potential loan losses that were recorded in prior periods. These charge-offs were recorded for loans in the process of foreclosure or resolution for which management determined the loss would be realized.

At September 30, 2014, the allowance for loan losses was $7,107,872 compared to $7,038,571 at December 31, 2013, an increase of $69,301.  The ratio of the allowance for loan losses to total loans was 1.15% and 1.89%, respectively, at September 30, 2014 and December 31, 2013.  The allowance for loan losses declined to 1.15% of total loans at September 30, 2014 due primarily to the recording of $143,714,000 of loans at fair value that were acquired in the Rumson merger. No allowance for loan losses was recorded at the date of acquisition or at September 30, 2014 with respect to these loans. The allowance for loan losses as a percentage of non-performing loans was 90.44% at September 30, 2014 compared to 111.34% at December 31, 2013. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Demand
Non-interest bearing	$172,185,545	$121,891,752
Interest bearing	283,403,448	200,737,912
Savings	196,578,527	180,002,971
Time	171,397,226	135,919,395
	$823,564,746	$638,552,030

At September 30, 2014, total deposits were $823,564,746, an increase of $185,012,716 or 29.0%, from $638,552,030 at December 31, 2013.  This increase was primarily due to the inflow of deposits resulting from the Rumson merger. On the closing date of February 7, 2014 for the Rumson merger, the Company assumed approximately $189.5 million in total deposits. Of these deposits, $176 million were retained at September 30, 2014.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $20,798,473 at September 30, 2014, consisting solely of long-term FHLB borrowings. The corresponding balance of borrowings at December 31, 2013 was $10,000,000, consisting solely of long-term FHLB borrowings.  Two long term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10,000,000 and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1,030,000 was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a combined carrying amount of $10,798,473 at September 30, 2014.

The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10,000,000 that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $16,117,088, or 23.6%, to $84,476,402 at September 30, 2014 from $68,358,314 at December 31, 2013.  Tangible book value per common share decreased by $0.52 to $9.94 at September 30, 2014 from $10.46 at December 31, 2013.  The ratio of average shareholders’ equity to total average assets was 8.57% at September 30, 2014 and 8.26% at December 31, 2013, respectively.

During February 2014, the Company issued an aggregate of 1,019,223 shares of its common stock in conjunction with the Rumson merger that increased shareholders’ equity by $11,160,700. Shareholders’ equity was also increased by net income of $2,339,873 and other comprehensive income of $1,936,574 for the nine month period ended September 30, 2014. Partially offsetting these increases were treasury stock purchases of $137,988 during the period.

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

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended September 30, 2014 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.” There were no repurchases of Company shares under this repurchase program during the first nine months of 2014.

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2014 and December 31, 2013 were as follows:

			For Capital		To Be Well Capitalized Under Prompt Corrective Action
		Actual	Adequacy Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Company
Total Capital to Risk Weighted Assets	$96,307,633	12.33%	$62,509,840	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	89,199,761	11.42%	31,254,920	>4%	N/A	N/A
Tier 1 Capital to Average Assets	89,199,761	9.35%	38,171,292	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$94,071,043	12.04%	$62,509,840	>8%	$78,137,300	>10%
Tier 1 Capital to Risk Weighted Assets	86,963,171	11.13%	31,254,920	>4%	46,882,380	>6-%
Tier 1 Capital to Average Assets	86,963,171	9.11%	38,171,292	>4%	47,714,115	>5%

As of December 31, 2013
Company
Total Capital to Risk Weighted Assets	$89,532,373	19.29%	$37,123,200	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	83,716,373	18.04%	18,561,600	>4%	N/A	N/A
Tier 1 Capital to Average Assets	83,716,373	10.89%	30,757,840	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$87,253,384	18.80%	$37,123,200	>8%	$46,404,000	>10%
Tier 1 Capital to Risk Weighted Assets	81,437,384	17.55%	18,561,600	>4%	27,842,400	>6%
Tier 1 Capital to Average Assets	81,437,384	10.59%	30,757,840	>4%	38,447,300	>5%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 capital to average assets ratio of 4.0%, a Tier 1 capital to risk weighted assets ratio of 4.0% and a total capital to risk weighted assets ratio of 8.0%.  To be considered “well capitalized,” an institution must have a minimum Tier 1 leverage ratio of 5.0%.  At September 30, 2014, the ratios of the Company exceeded the ratios required to be considered well capitalized. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and expansion of the Bank and continue its status as a well capitalized institution.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules become effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Under the new capital rules in effect on January 1, 2015, management estimates that the Bank’s common equity Tier 1 capital to risk weighted assets, total capital to risk weighted assets and Tier 1 capital to average assets ratios would be 11.23%, 12.13% and 9.24%, respectively at September 30, 2014.

 Liquidity

At September 30, 2014, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Short-term and long-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earning assets.

The Bank has established a borrowing relationship with FHLB, which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $477,152,275, of its total assets at September 30, 2014.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2014, the Bank pledged collateral to the FHLB to support a borrowing line of $132 million, of which $20 million was utilized at September 30, 2014. The Bank also maintains an unsecured federal funds line of $25 million with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2014, the balance of cash and cash equivalents was $20,371,823.

Net cash provided by operating activities totaled $10.8 million for the nine months ended September 30, 2014 compared to net cash provided by operations of $31.2 million for the nine months ended September 30, 2013.  The decline in the current period was due primarily to a lower level of net proceeds from the origination and sale of residential mortgages compared to the prior year period. A source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.

Net cash used in investing activities totaled $55.6 million for the nine months ended September 30, 2014. The primary uses of funds for the nine months ended September 30, 2014 were the increase in the loan portfolio and purchase of securities. For the corresponding period in 2013, net cash was provided by investing activities due to the reduction of loans, primarily mortgage warehouse lines. Net cash of $21.4 million was received in the Rumson merger and represents cash of $36.1 million held by Rumson, less cash consideration of $14.8 million paid to shareholders of Rumson.

Net cash used in financing activities totaled $4.0 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $52.7 million for the nine months ended September 30, 2013.  The primary use of funds for the nine months ended September 30, 2014 was the net decrease in total deposits of $4.5 million while for the nine months ended September 30, 2013, the decrease in borrowings of $32.4 million and the decrease in deposits of $20.7 million were the primary uses of funds.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2014, prepayments and maturities of investment securities totaled $40.1 million. Proceeds from the sale of securities were $6.0 million during the nine month period ended September 30, 2014. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Based upon the current interest rate environment, as of September 30, 2014, our sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$2,489	7.1%	($3,821)	(3.25)%
200	1,393	4.0%	(2,540)	(2.16)
-	-	0.0%	-	0.0%

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

The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management has focused its efforts on increasing the Bank’s interest rate spread by attracting lower-cost retail deposits and increasing loans. As of September 30, 2014 we were in compliance with our interest rate risk policy.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2014, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2014	July 31, 2014	-	-	-	134,115

August 1, 2014	August 31, 2014	-	-	-	134,115

September 1, 2014	September 30, 2014	9,581	$10.24	9,581	124,534
Total		9,581	$10.24	9,581	124,534

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
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert F. Mangano, principal executive officer of the Company, and Stephen J. Gilhooly, principal financial officer of the Company

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

1ST CONSTITUTION BANCORP

Date: November 13, 2014	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)