Form 10-K
period 2014-12-31
1ST CONSTITUTION BANCORP
filed 2015-03-26
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(609) 655-4500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common stock, no par value	Name of each exchange on which registered NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $58,458,134.

As of February 28, 2015, 7,160,253 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form10-K.

FORM 10-K

TABLE OF CONTENTS

PART I

i

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.  Business.

1st Constitution Bancorp

 1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2014, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eighteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee, Princeton, Rumson, Fair Haven, Shrewsbury, Oceanport and Asbury Park, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2014, the Bank had 185 employees, of which 173 were full-time employees.

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

Expansion of the Bank

On February 7, 2014, the Company and the Bank closed on the merger of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“RFHB”), with and into the Bank, with the Bank continuing as the surviving entity (the “2014 Merger”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated August 14, 2013 and as amended on September 19, 2013 (the “Merger Agreement”), by and between the Company, the Bank and RFHB. At the time of the merger, RFHB had approximately $220 million in assets, approximately $144 million in loans and approximately $190 million in deposits.  RFHB operated five offices in Monmouth County, New Jersey which became branches of the Bank as a result of the 2014 Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the 2014 Merger, each share of RFHB common stock issued and outstanding immediately prior to such effective time was converted into and became the right to receive, at the election of the holder, either 0.7772 shares of common stock of the Company, $7.50 in cash or a combination of cash and shares of common stock of the Company, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of common stock of the Company. Cash was paid in lieu of fractional shares. In the aggregate, the Company paid approximately $14.8 million in cash and issued 1,019,223 shares of common stock of the Company as 2014 Merger consideration to RFHB shareholders.  Included in the cash and stock consideration amounts were a total of $98,919 that was used to cash out outstanding options to acquire shares of RFHB common stock and 5,829 shares of common stock of the Company that were issued in exchange for restricted stock awards for RFHB common stock. Cash used as consideration in the 2014 Merger was provided by the Bank from existing cash assets.

The Bank continually evaluates opportunities to expand its products and services to existing and new customers and expand into new markets through the acquisition of other banks and bank offices within and contiguous to its existing markets and/or by opening new branch offices.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central and coastal New Jersey and the Fort Lee area of Bergen County. The Bank’s focus is to understand the needs of the community and the customers and tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Technological Advances and e-Commerce

 The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers and businesses may also access their accounts and make deposits through their mobile devices.  Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. This overall expansion in electronic banking offers the Bank’s customers means to access the Bank’s services easily and at their own convenience.

Competition

 The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, mutual funds, regulated small loan companies and local credit unions, regional and national sponsors of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, the Bank’s most direct competitors are large commercial banks including Bank of America, PNC Bank, JP Morgan Chase, Wells Fargo and Santander Bank, as well as savings banks and savings and loan associations, including Provident Bank, Investors Bank and Hudson City Savings Bank.

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

In addition, non-bank financial institutions offer services that compete for customers’ investable funds and deposits with the Bank.  For example, brokerage firms and insurance companies offer such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.  It is expected that competition in these areas will continue to increase. Some of these competitors are not subject to the same degree of regulation and supervision as the Company and the Bank and therefore may be able to offer customers more attractive products than the Bank.

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

Lending Activities

 The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders.  The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loans.

Commercial Lending

 The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although occasionally the Bank makes commercial loans on an unsecured basis. Generally, the Bank requires personal guarantees of its commercial loans to offset the risks associated with such loans.

Commercial Construction Financing

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties.  First mortgage construction loans are made to developers and builders primarily for single family homes or smaller multi-family buildings (less than ten units) that are presold, or are to be sold or leased on a speculative basis.

The Bank lends to builders and developers with established relationships, successful operating histories and sound financial resources.

Residential Consumer Lending

 A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential first mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable storefront locations in commercial buildings. The Bank also offers construction loans, reverse mortgages, second mortgage home improvement loans and home equity lines of credit.

The Bank finances the construction of individual, owner-occupied single-family houses on the basis of written underwriting and construction loan management guidelines.  These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.   The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project within the budget and changes in interest rates.

The Bank will generally sell its originated residential mortgage loans in the secondary market. The decision to sell is made prior to origination. The sale to the secondary market allows the Bank to mitigate its interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15- to 30 year period generally associated with such loans.

For commercial and residential mortgage loans the Bank in most cases requires borrowers to obtain and maintain title, fire, and extended casualty insurance, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause, which gives the Bank the right to declare a loan immediately due and payable in certain circumstances, including, without limitation, upon the sale or other disposition by the borrower of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses.

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

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters net of dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve Board of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has a broad impact on the financial services industry, including significant regulatory and compliance requirements, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a framework for systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  As of the date of this Form 10-K, we do not pay interest on demand deposits.  This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2014, and 2013.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account owner. The Dodd-Frank Act also provided unlimited deposit insurance for non-interest bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTAs”), where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs, through December 31, 2012. Effective January 1, 2013, non-interest bearing transaction accounts were no longer insured separately from account owners’ other accounts at the same federally insured financial institution. Instead, non-interest bearing transaction accounts are now added to any of an account owner’s other accounts in the applicable ownership category, and the aggregate balance is insured up to $250,000. Effective January 1, 2013, IOLTAs became subject to the $250,000 maximum amount of deposit insurance. If an IOLTA qualifies for pass-through coverage as a fiduciary account, then each separate client for whom a law firm holds funds in such IOLTA may be insured up to $250,000 for his or her funds. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

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

Prior to January 1, 2015, the regulations implementing these provisions of FDICIA provided that a bank would be classified as “well capitalized” if it (i) had a total risk-based capital ratio of at least 10.0 percent, (ii) had a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) had a Tier 1 leverage ratio of at least 5.0 percent, and (iv) met certain other requirements. A bank would be classified as “adequately capitalized” if it (i) had a total risk-based capital ratio of at least 8.0 percent, (ii) had a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) had a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, and (iv) did not meet the definition of “well capitalized.” A bank would be classified as “undercapitalized” if it (i) had a total risk-based capital ratio of less than 8.0 percent, (ii) had a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) had a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth. A bank would be classified as “significantly undercapitalized” if it (i) had a total risk-based capital ratio of less than 6.0 percent, (ii) had a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) had a Tier 1 leverage ratio of less than 3.0 percent. An institution would be classified as “critically undercapitalized” if it had a tangible equity to total assets ratio that was equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC had determined (i) that the insured depository institution was in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and had not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2014, the Bank’s capital ratios exceed the requirements to be considered a “well capitalized” institution under these regulations.

Prior to January 1, 2015, the risk-based capital guidelines for bank holding companies such as the Company required a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital was required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. At December 31, 2014, the Company maintained a Tier 1 capital ratio of 11.41% and a total capital ratio of 12.28%.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total average assets) guidelines for bank holding companies. Prior to January 1, 2015, these guidelines provided for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and were not contemplating or experiencing significant growth or expansion. All other bank holding companies were required to maintain a leverage ratio of at least 4%.  Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels.  Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile.  In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they were exposed.  At December 31, 2014, the Company’s leverage ratio was 9.53%.

The risk-based capital guidelines prior to January 1, 2015 were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

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

With respect to the Bank, the FDIC also revised its prompt corrective action rules by (i) introducing a Common Equity Tier 1, or CET1, ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. Effective as of January 1, 2015, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

  Under the new capital rules in effect on January 1, 2015, management estimates that the Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios would be 11.23%, 11.23% ,12.09%, and 9.40%,  respectively, at December 31, 2014. The Bank is classified as a non-advanced approaches bank for regulatory purposes and plans to permanently opt out of including the amount of accumulated other comprehensive income in the computation of regulatory capital. Management estimates that the new capital rules will not have a significant effect on the Company’s regulatory capital position.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly-owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirror the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.  Based on the final regulatory rule, the Company has included all of its $18 million trust preferred securities in Tier 1 capital at December 31, 2014 and 2013.

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire as of December 31, 2014, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 255,540 shares of common stock of the Company at a price of $7.044 per share.

The two warrants provide for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock.  As of the date of this Form 10-K, the two warrants remain outstanding, are immediately exercisable and have an expiration date of December 23, 2018.

Restrictions on Dividends

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) if the company is an “accelerated filer” or a “large accelerated filer”, an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.  The Company is currently classified as a “Smaller Reporting Company” and accordingly, is not subject to the auditor’s attestation report requirements.

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

FIRREA also imposes certain independent appraisal requirements upon a bank’s real estate lending activities and further imposes certain loan-to-value restrictions on a bank’s real estate lending activities.  Banking regulators have promulgated regulations in these areas.

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

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments held as of December 31, 2014 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Form 10-K and the Company’s other filings with the SEC.

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

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a further continued significant broad-based deterioration in economic conditions in the New Jersey metropolitan area could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operations of the Company’s business.

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

During the last seven years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. While the Federal Reserve Board may raise interest rates in 2015, we believe that interest rates will still remain relatively low for the near future. Accordingly, our net interest margin may decline, which may have an adverse effect on our profitability.

 The Company is subject to risks associated with speculative construction lending.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas.

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

If we do not successfully integrate banks that we may acquire in the future, the combined bank may be adversely affected.

 If we make any acquisitions in the future, we will need to integrate those acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined bank after any future acquisitions. The integration of any acquired entity will also divert the attention of our management. We cannot assure you that we will be successful in integrating any future acquisitions into our own business.

The expected benefits from acquiring another entity may not be realized if the combined bank does not achieve certain cost savings and other benefits.

Our belief that cost savings and revenue enhancements are achievable in any future acquisition is a forward-looking statement that is inherently uncertain. The combined bank’s actual cost savings and revenue enhancements, if any, for any future acquisition cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined bank.

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

Legislative and regulatory reforms may materially adversely impact our financial condition, results of operations, liquidity, or stock price.

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

On July 2, 2013, the Federal Reserve approved a final rule (the “Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. Effective January 1, 2015, these new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, and initially require a buffer amount greater than 0.625% during 2016 in order to avoid these limitations. Following 2016, the required amount of the capital conservation buffer will continue to increase each year until January 1, 2019 when the buffer amount must be greater than 2.5% in order to avoid the above limitations.

The new regulations also changed what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  Under the new capital rules in effect on January 1, 2015, management estimates that the Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios would be 11.23%, 11.23%, 12.09%, and 9.40%,  respectively, at December 31, 2014.

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

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2013 through the end of fiscal year 2014, our stock price fluctuated between a high of $11.90 per share and a low of $7.00 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The revised initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

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

In the future, the Company may attempt to increase its capital resources or, if the Company’s or the Bank’s capital ratios fall below the required minimums, the Company or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

The Company may issue additional shares of common stock which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 7,160,253 shares were outstanding on February 28, 2015. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

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

There may be claims and litigation.

From time to time as part of the Company’s normal course of business, customers make claims and take legal actions against the Company based on actions or inactions of the Company.  If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services.  This may also impact customer demand for the Company’s products and services.  Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 19 branch offices in New Jersey, which includes the Bank’s main office in Cranbury, New Jersey.  In addition, we have a Mortgage Warehouse Funding Office which we lease in Somerset, New Jersey and an Operations Center which we lease in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of February 28, 2015:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130	Leased	1989	2017
Cranbury, New Jersey

Village Office
74 North Main Street	Owned	2005	-
Cranbury, New Jersey

Plainsboro Office
Plainsboro Village Center	Leased	1998	2021
11 Shalks Crossing Road
Plainsboro, New Jersey

Hamilton Office
3659 Nottingham Way	Leased	1999	2024
Hamilton, New Jersey

Princeton Office
The Windrows at Princeton Forrestal	Leased	2001	2016
2000 Windrow Drive
Princeton, New Jersey

Perth Amboy Office
145 Fayette Street	Leased	2003	2019
Perth Amboy, New Jersey

Jamesburg Office
1 Harrison Street	Owned	2002	-
Jamesburg, New Jersey

West Windsor Office
44 Washington Road	Leased	2004	2017
Princeton Jct, New Jersey

Fort Lee Office
180 Main Street	Leased	2006	2019
Fort Lee, New Jersey

Hightstown Office
140 Mercer Street	Leased	2007	2024
Hightstown, New Jersey

Mortgage Warehouse Funding Office
285 Davidson Avenue	Leased	2009	2015
Somerset, New Jersey

Lawrenceville Property
150 Lawrenceville-Pennington Road	Owned	2009	-
Lawrenceville, New Jersey

South River Operations Center	Leased	2010	2020
1246 South River Road, Bldg. 2
Cranbury, New Jersey

Rocky Hill Office
995 Route 518	Owned	2011	-
Skillman, New Jersey

Hopewell Office
86 East Broad Street	Owned	2011	-
Hopewell, New Jersey

Hillsborough Office
32 New Amwell Road	Owned	2011	-
Hillsborough, New Jersey

Rumson Office
20 Bingham Avenue	Leased	2014	2016
Rumson, New Jersey

Fair Haven Office
636 River Road	Leased	2014	2017
Fair Haven, New Jersey

Asbury Park Office
511 Cookman Avenue	Owned	2014	-
Asbury Park, New Jersey

Shrewsbury Office
500 Broad Street	Leased	2014	2030
Shrewsbury, New Jersey

Oceanport Office
251 East Main Street	Leased	2014	2015
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2014 and 2013, as reported on the Nasdaq Global Market.

	2014		2013 (1)
	High	Low	High	Low
First Quarter	$11.30	$10.00	$9.10	$7.00
Second Quarter	10.77	10.02	9.67	8.50
Third Quarter	10.94	9.70	11.33	9.28
Fourth Quarter	11.50	10.10	11.90	9.70

 (1) Prices have been retroactively adjusted in the first quarter of 2013 for the 5% stock dividend declared December 20, 2012 and paid January 31, 2013 to shareholders of record on January 14, 2013.

As of February 20, 2015, there were approximately 296 record holders of the Company’s common stock.

The Company did not declare a stock dividend in 2014 or 2013.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On July 21, 2005, the Board of Directors of the Company authorized a common stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2014, which purchases were made under the stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2014	October 31, 2014	-	$-	-	124,534
November 1, 2014	November 30, 2014	600	10.56	600	123,934
December 1, 2014	December 31, 2014	-	-	-	123,934
	Total	600	$-	600	123,934

(1)
The Company’s common stock repurchase program covers a maximum of 225,824 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent stock dividends.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries as of December 31, 2014, which were 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc.,  204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company as of December 31, 2014, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2014 contains a summary of the Company’s significant accounting policies.

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

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure is recorded at fair value less estimated selling costs at the date of acquisition or transfer, and subsequently at the lower of its new cost or fair value less estimated selling costs.  Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations.  Appraisals are critical in determining the fair value of the other real estate owned amount.  Assumptions for appraisals are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property.  The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable.

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

       Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax assets it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

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

Merger of Rumson-Fair Haven Bank and Trust Company with and into the Bank in 2014

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey State chartered commercial bank (“RFHB”), by merging RFHB with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and RFHB (the “Merger Agreement”) provided that the shareholders of RFHB would receive, at their election, for each outstanding share of RFHB common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash or a combination thereof, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019, 223 shares of its common stock and paid approximately $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. RFHB’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

The merger of RFHB had a significant positive effect on the financial position and operations of the Company. At the time of the merger, RFHB had loans of $144 million, investment securities of $30 million, deposits of $190 million and borrowings of $10 million.

Results of Operations

Summary

The Company reported net income of $4.4 million or $0.61 per diluted share for the year ended December 31, 2014 compared to net income of $5.8 million or $0.95 per diluted share for the year ended December 31, 2013.  The results of operations for 2014 were impacted by two events during the first and second quarters of 2014.  For the first quarter ended March 31, 2014, the Company completed the merger of RFHB with and into the Bank and incurred $1.4 million of merger-related expenses that reduced net income by $0.9 million or $0.13 per diluted share.  For the second quarter ended June 30, 2014, a loan for approximately $3.7 million was fully charged off and the provision for loan losses was increased by a similar amount due to an apparent fraud by the borrower and its principals.  The additional provision for loan losses reduced net income by $2.2 million or $0.30 per diluted share.

Net income adjusted for the effect of these events (Adjusted Net Income) was $7.5 million for the year ended December 31, 2014 and earnings per diluted share, as adjusted (Adjusted Earnings per Diluted Share), was $1.05.  For the year ended December 31, 2013, net income as adjusted for the after-tax cost of RFHB merger-related expenses of $0.3 million was $6.1 million or $1.00 per diluted share. These adjusted measures are considered non-GAAP measures.

The following is a reconciliation of the non-GAAP measures to reported net income and net income per diluted share.

1st Constitution Bancorp Reconciliation of Non-GAAP Measures (1)
	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013

Adjusted Net Income
Net Income	$4,356	$5,780
Adjustments:
Provision for loan losses related to fraud	3,656	-
Merger-related expenses	1,532	326
Income tax effect of adjustments (2)	(2,031)	(24)
Adjusted net income	$7,513	$6,082

Adjusted Net Income per Diluted Share
Adjusted net income	$7,513	$6,082
Diluted shares outstanding	7,146,654	6,102,043
Adjusted net income per diluted shares	$1.05	$1.00

Adjusted return on assets	0.79%	0.76%
Adjusted return on equity	9.21%	9.19%

(1)
The Company used the non-GAAP financial measures, adjusted net income and adjusted net income per diluted share because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger related expenses incurred in the merger with RFHB and the large provision for loan losses recorded as a result of the apparent fraud by a borrower and its principals.  These non-GAAP measures improve the comparability of the current period results with the results of prior periods.  The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP results.

(2)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.

Return on average assets (“ROAA”) and return on average equity (“ROAE”) as reported were 0.46% and 5.34%, respectively, for the year ended December 31, 2014, compared to 0.72% and 8.73%, respectively, for the year ended December 31, 2013.  ROAA and ROAE decreased for the year ended December 31, 2014 due to a decrease in net income for the year ended December 31, 2014 that was due primarily to the charge-off of an apparently fraudulent loan and one-time expenses related to the RFHB merger. ROAA and ROAE as adjusted were 0.79% and 9.21% for the year ended December 31, 2014 compared to 0.76% and 9.19% for the year ended December 31, 2013, respectively.

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 85.0% of the Company’s net revenues (net interest income plus non-interest income) for the year ended December 31, 2014 and 81% of net revenues for the year ended December 31, 2013.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased on a tax equivalent basis by $8.0 million, or 31.1%, to $33.8 million for the year ended December 31, 2014 from $25.8 million reported for the year ended December 31, 2013. The increase was driven by the internal growth of the loan portfolio and the inclusion of the operations of RFHB.

The net interest margin for the year ended December 31, 2014 was 3.84% as compared to the 3.44% net interest margin recorded for the year ended December 31, 2013, an increase of 40 basis points. This increase in the Company’s net interest income and net interest margin for the year ended December 31, 2014 as compared with the corresponding 2013 period was primarily due to three factors: (1) the increase of $129.8 million in interest-earning assets primarily due to the loans and securities acquired as a result of the merger with RFHB; (2) the increase in the average loan to average asset ratio to 59.6% in 2014 compared to 49.8% in 2013; and (3) the decrease of 5 basis points in the average cost of interest-bearing liabilities to 0.67% for the year ended December 31, 2014 compared to 0.72% for the year ended December 31, 2013.

The following tables set forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2014, 2013 and 2012, respectively.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Average Balance Sheets with Resultant Interest and Rates

(yields on a tax-equivalent basis)	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Assets:
Federal Funds Sold/Short-Term Investments	$60,933	$150	0.25%	$120,125	$300	0.25%	$31,405	$82	0.26%
Investment Securities:
Taxable	168,992	4,022	2.38%	162,246	3,915	2.41%	170,090	4,434	2.61%
Tax-exempt (4)	87,455	3,419	3.91%	69,158	3,270	4.73%	51,118	2,482	4.86%

Total	256,447	7,441	2.90%	231,404	7,185	3.10%	221,207	6,916	3.13%

Loan Portfolio (1):
Construction	77,159	5,233	6.78%	43,391	2,757	6.35%	56,803	3,674	6.47%
Residential Real Estate	45,572	1,855	4.07%	11,492	589	5.13%	11,673	604	5.17%
Home Equity	22,070	1,201	5.44%	9,293	495	5.33%	10,226	575	5.62%
Commercial business and Commercial Real Estate	271,888	15,893	5.85%	145,470	10,392	7.14%	145,309	10,873	7.48%
Mortgage Warehouse Lines	124,127	5,589	4.50%	151,336	7,096	4.69%	204,853	9,735	4.75%
Installment	340	19	5.58%	266	17	6.39%	341	23	6.86%
All Other Loans	22,223	1,090	4.90%	38,214	1,221	3.20%	34,383	1,160	3.37%
Total	563,379	30,879	5.48%	399,462	22,568	5.65%	463,588	26,644	5.75%

Total Interest-Earning Assets	880,759	38,470	4.37%	750,991	30,052	4.00%	716,200	33,642	4.70%

Allowance for Loan Losses	(7,487)			(6,857)			(6,370)
Cash and Due From Banks	14,620			9,999			12,570
Other Assets	57,689			47,401			52,092
Total Assets	$945,581			$801,534			$774,492

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$286,235	$954	0.33%	$222,581	$758	0.34%	$203,419	$989	0.49%
Savings Accounts	199,078	904	0.45%	198,169	894	0.45%	192,959	1,164	0.60%
Certificates of Deposit under $100,000	70,574	910	1.29%	68,741	860	1.25%	70,101	1,077	1.54%
Certificates of Deposit of $100,000 and Over	98,891	1,031	1.04%	71,616	976	1.36%	76,526	1,084	1.42%
Other Borrowed Funds	23,724	516	2.18%	10,285	415	4.04%	17,805	451	2.53%
Trust Preferred Securities	18,557	344	1.90%	18,557	352	1.90%	18,557	386	2.08%

Total Interest-Bearing Liabilities	697,059	4,658	0.67%	589,949	4,255	0.72%	579,367	5,151	0.89%

Net Interest Spread (2)			3.70%			3.28%			3.81%

Demand Deposits	159,935			137,873			127,558
Other Liabilities	7,065			7,500			8,913
Total Liabilities	864,059			735,322			715,838
Shareholders' Equity	81,522			66,212			58,654
Total Liabilities and Shareholders' Equity	$945,581			$801,534			$774,492

Net Interest Margin (3)		$33,812	3.84%		$25,797	3.44%		$28,491	3.98%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	Tax- equivalent basis.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields, and associated funding costs.  The Rate/Volume Table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

  As indicated in the Rate/Volume Table, the principal factor contributing to the increase in net interest income for the year ended December 31, 2014 was an increase in the volume of loans in the loan portfolio, partially offset by the lower yield earned on loans.

Rate/Volume Table	Amount of Increase (Decrease)

(Dollars in thousands)	2014 versus 2013			2013 versus 2012
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans:
Construction	$2,216	$259	$2,476	$(858)	$(58)	$(916)
Residential Real Estate	1,568	(302)	1,266	(10)	(5)	(15)
Home Equity	688	19	706	(51)	(29)	(80)
Commercial and Commercial Real Estate	8,202	(2,701)	5,501	13	(493)	(480)
Mortgage Warehouse Lines	(1,248)	(259)	(1,507)	(2,529)	(110)	(2,639)
Installment	4	(2)	2	(5)	(2)	(7)
All Other Loans	(646)	515	(131)	124	(63)	61
Total Loans	10,784	(2,471)	8,312	(3,316)	(760)	(4,076)
Investment Securities :
Taxable	159	(52)	107	(191)	(327)	(518)
Tax-exempt	791	(642)	149	865	(78)	787
Total Investment Securities	950	(694)	256	674	(405)	269
Federal Funds Sold / Short-Term Investments	(150)	-	(150)	226	(8)	218
Total Interest Income	11,585	(3,165)	8,418	(2,416)	(1,173)	(3,589)

Interest Expense :
Money Market and NOW Accounts	217	(22)	196	84	(315)	$(231)
Savings Accounts	10	-	10	25	(295)	(270)
Certificates of Deposit under $100,000	23	27	50	(17)	(200)	(217)
Certificates of Deposit of $100,000 and Over	334	(280)	55	(66)	(42)	(108)
Other Borrowed Funds	417	(316)	101	(247)	211	(36)
Trust Preferred Securities	-		(8)	-	(34)	(34)
Total Interest Expense	1,001	(598)	403	(221)	(675)	(896)

Net Interest Income	$10,583	$(2,567)	$8,015	$(2,195)	$(498)	$(2,693)

As of December 31, 2014 loans were $654 million and had increased $281 million compared to $373 million at December 31, 2013. The primary driver of the 75% increase in loans during 2014 was the origination of new loans and the $163 million of internal growth of the Bank’s loan portfolio. Loans acquired in the RFHB merger were $118 million at the end of 2014.

Average interest-earning assets increased by $129.8 million, or 17.3%, to $880.8 million for the year ended December 31, 2014 from $751.0 million for the year ended December 31, 2013.  Overall, the yield on interest-earning assets, on a tax-equivalent basis, increased 37 basis points to 4.37% for the year ended December 31, 2014 compared to 4.00% for the year ended December 31, 2013 due primarily to the increase in construction, residential, commercial real estate and commercial business loans resulting from the internal growth of loans and the inclusion of the operations of RFHB. The growth in average interest-earning assets and the increase in loans as a percentage of average interest-earning assets generated an $8.4 million increase in total interest income for 2014.

Interest expense increased by $403,000, or 9.5%, to $4.7 million for the year ended December 31, 2014 from $4.3 million for the year ended December 31, 2013. This increase in interest expense was principally attributable to the increase in money market, NOW account and certificate of deposit balances that were assumed as a result of the RFHB merger.  Money market and NOW accounts increased on average by $63.7 million in 2014, or 28.6%, as compared to 2013, and the cost on these deposits decreased one basis point in 2014 as compared to 2013. Average interest-bearing liabilities increased 18.2% in 2014 compared to 2013 principally due to the RFHB merger.  The cost of total interest-bearing liabilities decreased 5 basis points to 0.67% in 2014 from 0.72% in 2013.

Average interest earning assets increased by $34.8 million, or 4.9%, to $751.0 million for the year ended December 31, 2013 from $716.2 million for the year ended December 31, 2012.  The average loan portfolio decreased by $64.1 million, or 13.9%, to $399.5 million for the year ended December 31, 2013 compared to $463.6 million for the year ended December 31, 2012.  The second half of 2013 saw an increase in long-term interest rates that resulted in the decrease in the balance of outstanding mortgage warehouse lines due to a significant decline in the volume of residential mortgages originated by mortgage warehouse customers. The average balance of mortgage warehouse lines decreased by $53.5 million, or 26.1%, to $151.3 million for the year ended December 31, 2013 compared to an average balance of $204.9 million for the year ended December 31, 2012. Overall, the yield on interest-earning assets, on a tax-equivalent basis, decreased 70 basis points to 4.00% for the year ended December 31, 2013 compared to 4.70% for the year ended December 31, 2012.

 The Company’s net interest income decreased on a tax-equivalent basis by $2.7 million, or 9.5%, to $25.8 million for the year ended December 31, 2013 from $28.5 million reported for the year ended December 31, 2012.  As indicated in the Rate/Volume Table, the principal factor contributing to the decrease in net interest income for the year ended December 31, 2013 was a decrease in the volume of loans in the loan portfolio, combined with lower rates earned on interest-earning assets.

Interest expense decreased by $896,000, or 17.4%, to $4.3 million for the year ended December 31, 2013 from $5.2 million for the year ended December 31, 2012.  This decrease in interest expense was principally attributable to higher levels of interest-bearing liabilities priced at a significantly lower market interest rate level.  Money market and NOW accounts increased on average by $19.2 million in 2013, or 9.4%, as compared to 2012, which contributed to the funding of investment portfolio growth.  The cost on these deposits decreased 15 basis points in 2013 as compared to 2012.   Average interest-bearing liabilities rose 1.8% in 2013 compared to 2012.  The cost of total interest-bearing liabilities decreased 17 basis points to 0.72% in 2013 from 0.89% in 2012.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans, and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Using this evaluation process, the Company’s provision for loan losses was $5.7 million for the year ended December 31, 2014 compared to $1.1 million for the year ended December 31, 2013. Net charge-offs for the years ended December 31, 2014 and 2013 were $5.9 million and $1.2 million, respectively.  The increase in the provision for loan losses and net-charge offs was primarily attributable to the $3.7 million provision for loan losses and corresponding charge-off of the entire balance of an apparently fraudulent loan in the second quarter of 2014. Charge-offs in 2014 also included $0.9 million of gross charge-offs of specific reserves for potential loan losses that were recorded in prior periods.

Non-Interest Income

Total non-interest income for the year ended December 31, 2014 was relatively unchanged at $5.8 million when compared to the year ended December 31, 2013.  This component represented 15% of the Company’s net revenues for the year ended December 31, 2014 and 19% of net revenues for the year ended December 31, 2013.

Service charges on deposit accounts increased by $68,000 to $988,000 for the year ended December 31, 2014 compared to $920,000 for the year ended December 31, 2013.  This component of non-interest income represented 17.2% and 15.8% of the total non-interest income for the years ended December 31, 2014 and 2013, respectively.  The increase for the year ended December 31, 2014 was due to an increase in the number of deposit accounts subject to service charges, primarily as a result of the acquisition of deposit accounts from the RFHB merger.

Gains on sales of loans held for sale were relatively flat at $2.1 million for each of the years ended December 31, 2014 and 2013.  The Bank sells both residential mortgage loans and Small Business Administration loans in the secondary market.

Gains on sales of residential mortgages were $0.8 million in 2014 compared to $1.4 million in 2013 and loan sales declined to $108.6 million compared to $138.7 million in 2013 due to the increase in residential mortgage rates beginning in the second half of 2013 and continuing in general through 2014. Higher interest rates significantly reduced the volume of residential mortgages being refinanced in 2014 compared to 2013.

In 2014 sales of SBA loans were $10.8 million and generated gains of $1.2 million compared to sales of SBA loans of $5.2 million in 2013, and gains of $0.6 million. SBA loan originations and sales were higher in 2014 due to an increased focus on originating SBA eligible commercial loans.

In 2014, the Bank sold available-for-sale securities with an aggregate book value of $28.1 million that resulted in a pre-tax loss of $1,000.  There were no sales of securities for the year ended December 31, 2013.

            Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $564,000 for the year ended December 31, 2014 compared to $457,000 for the year ended December 31, 2013.  The increase in BOLI income was due to the Bank’s acquisition of $4.5 million of BOLI assets in the RFHB merger.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.   The other income component of non-interest income was $2.2 million for the year ended December 31, 2014 as compared to $2.4 million for the year ended December 31, 2013.

Non-Interest Expenses

Non-interest expenses increased by $5.9 million, or 27.4%, to $27.3 million for the year ended December 31, 2014 from $21.4 million for the year ended December 31, 2013. The increase in non-interest expenses included $1.5 million of RFHB merger related expenses and $2.8 million of expenses related to the inclusion of the former RFHB operations. The following table presents the major components of non-interest expenses for the years ended December 31, 2014 and 2013.

Non-interest Expenses	Year ended December 31,
(Dollars in thousands)	2014	2013
Salaries and employee benefits	$15,066	$12,709
Occupancy expense	3,355	2,574
Data processing services	1,264	1,112
Equipment expense	870	884
Marketing	302	295
Telephone	422	364
Regulatory, professional and consulting fees	1,360	1,104
Merger-related expenses	1,532	326
FDIC deposit insurance	715	346
Directors’ fees	92	103
Other real estate owned expenses	236	353
Amortization of intangible assets	456	268
Other expenses	1,617	984
Total	$27,287	$21,422

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $2.4 million, or 18.5%, to $15.1 million for the year ended December 31, 2014 compared to $12.7 million for the year ended December 31, 2013. The increase in salaries and employee benefits for the year ended December 31, 2014 was due primarily to an increase in the number of employees, regular merit increases and increased health care costs.  Salaries and benefits expense for former RFHB employees was $1.1 million. As a result of the RFHB merger completed on February 7, 2014 and growth of the company’s operations, staffing levels increased to 179 full time equivalent employees at December 31, 2014 compared to 151 full time equivalent employees at December 31, 2013.

Occupancy expenses increased by $781,000, or 30.3%, to $3.4 million for the year ended December 31, 2014 compared to $2.6 million for the year ended December 31, 2013. The increase in occupancy expenses for the year ended December 31, 2014 was primarily attributable to increased depreciation, property taxes and maintenance costs related to the five branch offices acquired as a result of the RFHB merger.

The cost of data processing services increased to $1.3 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013 as additional expenses were incurred to support and maintain the five new branch locations acquired as a result of the RFHB merger within the Bank’s information technology systems and the growth of loan and deposit transaction volumes.

Regulatory, professional and consulting fees increased by $256,000, or 23.2%, to $ 1.4 million for the year ended December 31, 2014 compared to $1.1 million for the year ended December 31, 2013.  During 2014, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management programs. In addition, the increase in regulatory, professional and consulting fees for the year ended December 31, 2014 was partially due to the Company’s incurrence of higher legal fees in connection with the collection and recovery of non-performing assets.

During 2014, the Company incurred merger-related expenses of $1.5 million in connection with the RFHB merger. These pre-tax expenses consisted primarily of (1) change-in-control payments of $883,000; (2) data processing contract termination payments of $228,000; (3) investment banker fees of $207,000; (4) legal fees of $94,000; and (5) severance payments of $120,000.

Other real estate owned expenses decreased by $117,000  to $236,000 for the year ended December 31, 2014 compared to $353,000 for the year ended December 31, 2013  as the Company incurred a lower level of property tax, maintenance and other costs on repossessed properties held as other real estate owned during 2014 compared to 2013.  In addition, the Company recorded loss provisions of $112,000 during 2014 and $759,000 during 2013. At December 31, 2014, the Bank held three properties with an aggregate value of $5.7 million as other real estate owned compared to three properties with an aggregate value of $2.1 million at December 31, 2013.

FDIC insurance expense increased to $715,000 for the year ended December 31, 2014 compared to $346,000 for the year ended December 31, 2013 due to the adjustment of accrued expenses in 2013 and the assumption of deposits and borrowings upon completion of the RFHB merger.

Amortization of intangible assets increased $188,000 to $456,000 for the year ended December 31, 2014 when compared to $268,000 for the year ended December 31, 2013 due to the recognition of the core deposit intangible asset of $1.2 million recorded as a result of the RFHB merger.

All other expenses increased by $633,000 to $1.6 million for the year ended December 31, 2014 from $984,000 for the year ended December 31, 2013 as a result of increases in payroll processing fees, ATM operation expenses and insurance premiums.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by tax equivalent net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased to 68.9% for the year ended December 31, 2014 compared to 67.7% for the year ended December 31, 2013 primarily as a result of the $5.9 million increase in expenses, including one-time merger expenses of $1.5 million. Excluding the merger related expenses, the 2014 efficiency ratio was 65.1%.

Income Taxes

Pre-tax income decreased to $5.4 million for the year ended December 31, 2014 from $8.1 million for the year ended December 31, 2013.

The Company had income tax expense of $1.1 million for the year ended December 31, 2014 compared to income tax expense of $2.3 million for year ended December 31, 2013.  The decrease in the income tax expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the $2.6 million decrease in pre-tax income for 2014 compared to 2013.  The Company’s effective tax rate decreased to 19.8% in 2014 from 28.3% in 2013 due to lower pre-tax income in 2014 and the effect of tax exempt interest income.

Financial Condition

Cash and Cash Equivalents

At December 31, 2014, cash and cash equivalents totaled $14.5 million compared to $69.3 million at December 31, 2013.  Cash and cash equivalents at December 31, 2014 consisted of cash and due from banks of $14.5 million. There were no federal funds sold/short-term investments at December 31, 2014.   At December 31, 2013, cash and cash equivalents and federal funds/short term investments were $69.3 million and $11,426, respectively.    The decrease in cash and cash equivalents for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to cash outflows to fund an increase in loan demand in the fourth quarter of 2014.

Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$1,538	$-	$(14)	$1,524
Residential collateralized mortgage obligations- GSE	4,455	101	(23)	4,533
Residential mortgage backed securities – GSE	27,089	825	(143)	27,771
Obligations of State and Political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities – single issuer	2,472	-	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,265	1	(11)	1,255
Restricted stock	1,760	-	-	1,760
Mutual fund	25	-	-	25

	$79,734	$1,378	$(951)	$80,161

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$-	$-	$-	$-	$-	$-
Residential collateralized mortgage obligations – GSE	19,304	-	19,304	700	-	20,004
Residential mortgage backed securities - GSE	56,528	-	56,528	1,563	(36)	58,055
Obligations of State and
Political subdivisions	66,887		66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	-	561
Other debt securities	763	-	763	1	-	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$22,387	$33	$(910)	$21,510
Residential collateralized mortgage obligations - GSE	5,227	187	(1)	5,413
Residential mortgage backed securities – GSE	31,532	872	(438)	31,966
Obligations of State and
Political subdivisions	22,207	150	(2,711)	19,646
Trust preferred debt securities – single issuer	2,469	-	(456)	2,013
Corporate debt securities	16,228	319	(29)	16,518
Other debt securities	1,103	-	(8)	1,095
Restricted stock	1,013	-	-	1,013
Mutual fund	25	-	-	25
	$102,191	$1,561	$(4,553)	$99,199

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government sponsored
Corporations (“GSE”) and agencies	$1,525	-	$1, 525	$10	-	$1,535
Residential collateralized mortgage obligations – GSE	24,571	-	24,571	500	(22)	25,049
Residential mortgage backed securities -GSE	65,241	-	65,241	611	(387)	65,465
Obligations of State and
Political subdivisions	59,401	-	59,401	1,400	(1,296)	59,505
Trust preferred debt securities - pooled	657	(501)	156	-	(7)	149
Corporate debt securities	1,008	-	1,008	10	-	1,018
Other debt securities	915	-	915	-	(5)	910

	$153,318	$(501)	$152,817	$2,531	$(1,717)	$153,631

The investment securities portfolio amounted to $223.8 million, or 23.4% of total assets, at December 31, 2014 compared to $252.0 million, or 33.9% of total assets, at December 31, 2013.  Proceeds from maturities and prepayments for the year ended December 31, 2014 totaled $50.8 million while purchases of investment securities totaled $18.4 million during this period.  On an average balance basis, the investment securities portfolio represented 29.1% and 30.8% of average interest-earning assets, respectively, for the years ended December 31, 2014 and 2013.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 2.90% for the year ended December 31, 2014, which was a decrease of 20 basis points from 3.10% earned for the year ended December 31, 2013.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At December 31, 2014, available-for-sale securities amounted to $80.2 million, a decrease of $19.0 million from $99.2 million at December 31, 2013.

The following table sets forth certain information regarding the amortized cost, estimated fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

(Dollars in thousands)	December 31, 2014
	Amortized cost	Estimated Fair Value	Yield
Available for sale
Due in one year or less	$12,592	$12,569	1.01%
Due after one year through five years	18,131	18,241	2.07%
Due after five years through ten years	12,542	12,785	3.25%
Due after ten years	36,469	36,566	3.48%
Total	$79,734	$80,161	2.73%

	Amortized cost	Estimated Fair Value	Yield
Held to maturity
Due in one year or less	$18,073	$18,081	0.98%
Due after one year through five years	14,192	14,638	3.72%
Due after five years through ten years	35,934	37,226	3.41%
Due after ten years	75,940	78,532	3.45%
Total	$144,139	$148,476	3.17%

                 Proceeds from maturities and prepayments of securities available for sale amounted to $23.6 million for the year ended December 31, 2014 compared to $22.3 million for the year ended December 31, 2013.  At December 31, 2014, the portfolio had net unrealized gains of $427,000 compared to net unrealized losses of $3.0 million at December 31, 2013.  These unrealized gains (loss) are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2014, securities held to maturity were $143.6 million, a decrease of $9.2 million from $152.8 million at December 31, 2013.  The fair value of the held-to-maturity portfolio at December 31, 2014 was $148.5 million.

               The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2014 and 2013.  See Note 3 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2014 amounted to $8.4 million compared to $10.9 million at December 31, 2013.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $114.8 million for 2014 compared with $139.0 million for 2013. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $563.4 million for the year ended December 31, 2014, an increase of $163.9 million, or 41.0%, compared to an average of $399.5 million for the year ended December 31, 2013.  At December 31, 2014, total loans amounted to $654.3 million, which was a $281.0 million increase when compared to $373.3 million at December 31, 2013, and included $118.0 million in loans acquired from RFHB.  The average yield earned on the loan portfolio was 5.48% for the year ended December 31, 2014 compared to 5.65% for the year ended December 31, 2013, a decrease of 17 basis points.

The following table represents the components of the loan portfolio for the dates indicated.

(Dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$95,627	15%	$51,002	14%	$55,691	11%	$49,286	10%	$67,891	17%
Residential real estate loans	46,446	7%	13,764	4%	10,897	2%	12,885	3%	10,435	3%
Commercial business	110,771	17%	82,348	22%	57,865	11%	50,785	11%	54,733	13%
Commercial real estate	198,211	30%	98,390	26%	102,413	20%	99,637	21%	95,278	23%
Mortgage warehouse lines	179,172	27%	116,951	31%	284,128	54%	249,346	52%	169,576	41%
Loans to individuals	23,156	4%	9,766	3%	9,643	2%	12,220	3%	13,349	3%
Deferred loan costs	715	0%	944	0%	987	0%	1,018	0%	544	0%
All other loans	199	0%	171	0%	189	0%	256	0%	182	0%

Total	$654,297	100%	$373,336	100%	$521,813	100%	$475,433	100%	$411,988	100%

Commercial business and commercial real estate loans averaged $271.9 million for the year ended December 31, 2014, an increase of $126.4 million when compared to the average of $145.5 million for the year ended December 31, 2013. Of the increase, $56 million reflects internal growth of the loan portfolio and $70 million was due to the RFHB merger. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial business and commercial real estate loan portfolio decreased 129 basis points to 5.85% for 2014 from 7.14% for 2013.

Construction loans averaged $77.2 million for the year ended December 31, 2014, an increase of $33.8 million, or 77.8%, compared to the average of $43.4 million for the year ended December 31, 2013.   Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio increased 43 basis points to 6.78% for 2014 from 6.35% for 2013.

The Mortgage warehouse lines component of the loan portfolio increased by $62.2 million, or 53.2%, to $179.2 million at December 31, 2014 compared to $117.0 million at December 31, 2013. Contrary to the expected seasonal decline in the fourth quarter of 2014, warehouse loans increased, reflecting mortgage warehouse customers’ higher level of residential mortgage originations and sales activity.

           The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “Warehouse Line of Credit”).  The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the Warehouse Funding Group are required to maintain deposit relationships with the Bank that, on average, represent 10% to 12% of the loan balances.  The Bank had outstanding Warehouse Line of Credit advances of $179.2 million at December 31, 2014 compared to $117.0 million at December 31, 2013.  During 2014 and 2013, Warehouse Lines of Credit averaged $124.1 million and $151.3 million, respectively, and yielded 4.50% and 4.69%, respectively.  The number of active mortgage banking customers was 48 in each of 2014 and 2013.

Residential real estate loans increased $32.7 million principally due to the merger with RFHB.

Loans to individuals are comprised primarily of home equity loans and increased $13.4 million principally due to the merger with RFHB.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2014.

(Dollars in thousands)	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial Business & Commercial Real Estate	$88,164	$182,191	$38,627	$308,982
Construction Loans	90,012	3,217	1,398	95,627
Total	$179,176	$185,408	$40,025	$404,609

Fixed rate loans	$23,357	$49,876	$33,169	$106,402
Floating rate loans	155,819	135,532	6,856	298,207
Total	$179,176	$185,408	$40,025	$404,609

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

Non-performing loans decreased by $1.5 million to $4.8 million at December 31, 2014 from $6.3 million at December 31, 2013. The major segment of non-accrual loans consists of commercial real estate loans which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the years indicated.

Non-Performing Assets and Loans
(Dollars in thousands)			December 31,
	2014	2013	2012	2011	2010
Non-Performing loans:
Loans 90 days or more past due and still accruing	$317	$—	$85	$—	$—
Non-accrual loans	4,523	6,322	5,878	2,991	8,809
Total non-performing loans	4,840	6,322	5,964	2,991	8,809
Other real estate owned	5,710	2,136	8,333	12,409	4,851
Other repossessed assets	66	-	-	-	-
Total non-performing assets	10,616	8,458	14,297	15,400	13,660
Performing troubled debt restructurings	3,925	3,859	2,012	774	-
Performing troubled debt restructurings and total non-performing assets	$14,541	$12,317	$16,308	$16,174	$13,660

Non-performing loans to total loans	0.74%	1.69%	1.14%	0.63%	2.14%
Non-performing loans to total loans excluding warehouse lines	1.02%	2.47%	2.51%	1.32%	3.63%

Non-performing assets to total assets	1.11%	1.14%	1.70%	1.95%	2.12%
Non-performing assets to total assets excluding mortgage warehouse lines	1.37%	1.35%	2.57%	2.84%	2.88%

Total non-performing assets and performing troubled debt restructurings to total assets	1.52%	1.66%	1.94%	2.04%	2.12%

As the table demonstrates, non-performing loans to total loans decreased to 0.74% at December 31, 2014 from 1.69% at December 31, 2013 as loan quality continued to be considered sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional income before taxes amounting to $568,000 and $399,000 would have been recognized in 2014 and 2013, respectively, if interest on all loans had been recorded based upon original contract terms.

Non-performing assets increased by $2.1 million to $10.6 million at December 31, 2014 from $8.5 million at December 31, 2013.  Other real estate owned increased by $3.6 million to $5.7 million at December 31, 2014 from $2.1 million at December 31, 2013.  During the fourth quarter of 2014, the Bank foreclosed on its two largest non-performing loans totaling $4.7 million and transferred $3.9 million of real estate to OREO. The Bank is actively marketing the properties for sale. During 2014, the Bank was able to successfully dispose of a property with an aggregate carrying value of $300,000 for a net gain of $43,000. The Bank recorded loss provisions against other real estate owned properties of $112,000 during 2014 and $759,000 during 2013.

Non-performing assets represented 1.11% of total assets at December 31, 2014 compared to 1.14% at December 31, 2013.

At December 31, 2014, the Bank had ten loans totaling $4.4 million that were troubled debt restructurings.  Three of these loans totaling $491,000 are included in the above table as non-accrual loans and the remaining seven loans totaling $3.9 million are considered performing.

At December 31, 2013, the Bank had eight loans totaling $4.2 million that were troubled debt restructurings.  Two of these loans totaling $373,000 are included in the above table as non-accrual loans and the remaining six loans totaling $3.9 million are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. Accordingly, RFHB loans acquired with evidence of deteriorated credit quality totaling $1.2 million at December 31, 2014 were not classified as non-performing loans.

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

In most cases, the Company’s collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral less estimated selling costs is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Group provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest (the spread between our borrowing cost and the rate charged to the client) and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 12% of the loan balances.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$7,039	$7,151	$5,534	$5,763	$4,505

Provision charged to operating expenses	5,750	1,077	2,150	2,558	2,325

Loans charged off:
Construction loans	-	(562)	(57)	(2,362)	(450)
Residential real estate loans	(15)	-	(131)	-	-
Commercial and commercial real estate loans	(5,906)	(594)	(276)	(438)	(609)
Loans to individuals	(1)	(52)	(84)	-	(22)
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	(5,922)	(1,208)	(548)	(2,800)	(1,081)
Recoveries:
Construction loans	-	-	3	9	-
Residential real estate loans	-	-	-	-	-
Commercial and commercial real estate loans	58	19	12	4	14
Loans to individuals	-	-	-	-	-
Lease financing	-	-	-	-	-
All other loans	-	-	-	-	-
	58	19	15	13	14

Net (charge offs)	(5,864)	(1,189)	(533)	(2,787)	(1,068)

Balance, end of year	$6,925	$7,039	$7,151	$5,534	$5,763

Loans:
At year end	$654,297	$373,336	$521,814	$475,432	$411,987
Average during the year	563,379	399,462	463,587	374,685	406,228
Net charge offs to average loans outstanding	(1.04%)	(0.30%)	(0.11%)	(0.74%)	(0.26%)
Net charge-offs to average loans, excluding warehouse loans	(1.33%)	(0.48%)	(0.21%)	(1.15%)	(0.40%)
Allowance for loan losses to:
Total loans at year end	1.06%	1.89%	1.37%	1.16%	1.40%
Total loans at year end excluding Mortgage warehouse lines and related allowance	1.27%	2.52%	2.41%	1.95%	2.06%
Non-performing loans	143.08%	111.34%	119.92%	185.01%	65.42%

At December 31, 2014, the allowance for loan losses was $6.9 million compared to $7.0 million at December 31, 2013, a decrease of $114,000. The ratio of the allowance for loan losses to total loans at December 31, 2014 and 2013 was 1.06% and 1.89%, respectively. The allowance for loan losses as a percentage of non-performing loans was 143.08% at December 31, 2014 compared to 111.34% at December 31, 2013. Management believes that the quality of the loan portfolio remains sound, considering the economic climate and economy in the State of New Jersey, and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The allowance for loan losses declined as a percentage of loans to 1.06% at December 31, 2014 from 1.89% at December 31, 2013 principally due to the application of the acquisition method of accounting in the merger of RFHB. The acquired loans were recorded at fair value and the $1.7 million reserve for loan losses that had been recorded by RFHB was eliminated. The fair value adjustment included a credit risk adjustment discount of $2.8 million, which was comprised of a non-accretive discount of $0.8 million and an accretive general credit discount of $2 million. At December 31, 2014, the total credit risk adjustment was approximately $1.7 million and was comprised of a non-accretive credit discount of $0.6 million and an accretive general credit risk fair value discount of $1.1 million.

The following tables describe the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of the dates indicated (in thousands).  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	December 31,
	2014			2013			2012
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial and commercial real estate	$4,154	1.34%	47%	$4,294	2.38%	48%	$3,235	2.01%	31%
Construction loans	1,215	1.27%	15%	1,205	2.36%	14%	1,990	3.57%	11
Residential real estate loans	197	0.42%	7%	165	1.20%	4%	112	1.03%	2%
Loans to individuals	131	0.57%	3%	111	1.14%	3%	105	1.07%	2%
Subtotal	5,697	1.20%	73%	5,774	2.26%	68%	5,442	2.41%	46%
Mortgage Warehouse lines	896	0.50%	27%	585	0.50%	31%	1,421	0.50%	54%
Unallocated reserves	332	-	-	679	-	-	288	-	-

Total	$6,925	1.06%	100%	$7,039	1.89%	100%	$7,151	1.37%	100%

	December 31,
	2011			2010
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and commercial real estate	$2,532	2.01%	32%	$2,696	1.79%	36%
Construction loans	1,055	2.14%	10%	1,744	2.57%	16%
Residential real estate loans	91	0.71%	3%	68	0.65%	3%
Loans to individuals	190	1.52%	3%	194	1.44%	4%
Subtotal	3,868	1.95%	48%	4,702	2.06%	59%
Mortgage warehouse lines	1,122	0.45%	52%	763	0.45%	41%
Unallocated reserves	544	-	-	298	-	-

Total	$5,534	1.16%	100%	$5,763	1.40%	100%

The allowance for loan losses excluding the portion related to mortgage warehouse lines decreased to $5.7 million at December 31, 2014 from $5.8 million at December 31, 2013.

The allowance for loan losses excluding the portion related to mortgage warehouse lines increased to $5.8 million at December 31, 2013 from $5.4 million at December 31, 2012.  This $332,000 increase resulted from an increase of $1.0 million in the specific allowances for loan losses on commercial real estate loans that were individually evaluated for impairment offset by a $562,000 decrease in the specific allowance on construction loans that were charged off.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate

Non-interest bearing demand	$162,281	20%	0.34%	$121,892	19%	0.33%
Interest bearing demand	297,679	37%	0.46%	200,738	32%	0.47%
Savings	190,817	23%	0.00%	180,003	28%	0.00%
Total core deposits	$650,777	80%	0.27%	502,633	79%	0.27%

Certificates of deposit	$166,984	20%	1.14%	135,919	21%	1.23%

Total deposits	$817,761	100.00%	0.49%	638,552	100.00%	0.51%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2014.
	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

(Dollars in thousands)

Certificates of deposit of $100,000 or more	$20,314	$19,432	$17,879	$43,453	$101,078
Certificates of deposit less than $100,000	14,488	10,547	13,431	27,440	65,906
Total certificates of deposit	$34,802	$29,979	$31,310	$70,893	$166,984

The following table illustrates the components of average total deposits for the years indicated:

Average Deposit Balances
(Dollars in thousands)	2014		2013		2012
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total

Non-interest bearing demand	$159,935	20%	$137,873	20%	$127,558	19%
Interest bearing demand	286,235	35%	222,581	32%	203,419	30%
Savings	199,078	24%	198,169	29%	192,959	29%
Certificates of deposit of $100,000 or more	98,891	12%	71,616	9%	76,526	11%
Other certificates of deposit less than $100,000	70,574	9%	68,741	10%	70,101	11%
Total	$814,713	100%	$698,980	100%	$670,563	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus on the building and expanding of long-term relationships.  Deposits for the year ended December 31, 2014 averaged $814.7 million, an increase of $115.7 million, or 16.6%, compared to $699.0 million for the year ended December 31, 2013.  At December 31, 2014, total deposits were $817.8 million, an increase of $179.2 million, or 28.1%, from $638.6 million at December 31, 2013. The increase in total deposits and average deposits in 2014 was due principally to  RFHB retained deposits of $177 million. The average rate paid on the Bank’s interest-bearing deposit balances for 2014 was 0.58%, a decrease from the 0.62% average rate for 2013.

Average non-interest bearing demand deposits increased by $22.1 million, or 16.0%, to $159.9 million for the year ended December 31, 2014 from $137.9 million for the year ended December 31, 2013.  At December 31, 2014, non-interest bearing demand deposits totaled $162.3 million, an increase of 33.1% when compared to $121.9 million at December 31, 2013.  Non-interest bearing demand deposits made up 19.8% and 19.1%, respectively, of total deposits at December 31, 2014 and 2013, and represent a stable, interest-free source of funds.

Savings accounts increased by $10.8 million, or 6.0%, to $190.8 million at December 31, 2014 from $180.0 million at December 31, 2013.  In 2014, the average balance of savings accounts increased by $909,000 to $199.1 million compared to an average balance of $198.2 million in 2013.

Interest bearing demand deposits, which include interest-bearing checking accounts, money market accounts and the Bank’s premier money market product, 1st Choice account, increased by $63.7 million, or 28.6%, to an average of $286.2 million for 2014 from an average of $222.6 million for 2013.  The average cost of interest bearing demand deposits decreased one basis point to 0.33% for 2014 compared to 0.34% for 2013.

 Certificates of  deposit consist primarily of retail certificates of deposit and certificates of deposit with balances of $100,000 or more.  Certificates of deposit at December 31, 2014 were $167.0 million, an increase of $31 million from $136.0 million at December 31, 2013. Retail certificates of deposit increased by $1.8 million, or 2.7%, to an average of $70.6 million for 2014 from an average of $68.7 million for 2013.  The average cost of these deposits increased to 1.29% for 2014 from 1.25% for 2013.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds increased by $13.4 million to $23.7 million for the year ended December 31, 2014 from an average balance of $10.3 million for the year ended December 31, 2013.  The average cost of other borrowed funds decreased 186 basis points to 2.18% for 2014 compared to 4.04% for 2013.

The balance of borrowings was $25.1 million at December 31, 2014, which consisted of long-term FHLB advances of $20.7 million and FHLB overnight funds purchased in the amount of $4.4 million. The increase in long-term FHLB advances of $10.7 million in 2014 was due to the assumption of $10 million of FHLB advances in the RFHB merger. The balance of borrowings was $10.0 million at December 31, 2013, consisting of a long-term FHLB advance of $10 million.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $18.7 million, or 27.4%, to $87.1 million at December 31, 2014 from $68.4 million at December 31, 2013.  Tangible book value per common share was $10.29 at December 31, 2014 compared to $10.55 at December 31, 2013.  The ratio of average shareholders’ equity to total average assets was 8.62%, 8.26% and 7.57% for 2014, 2013, and 2012, respectively.  The increase in shareholders’ equity from December 31, 2013 to December 31, 2014 was primarily the result of net income of $4.4 million for 2014, an increase of $11.1 million in common stock issued in connection with the RFHB merger and an increase of $2.5 million in other comprehensive income.

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends, including, for example, when net income available for shareholders for the past four quarters net of dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

In lieu of cash dividends, the Company (and its predecessor, the Bank) declared a stock dividend every year for the years 1992 through 2012 and paid such dividends every year for the years 1993 through 2013.  The Company did not declare a stock dividend in 2014 or 2013.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see “Capital Adequacy” in the “Supervision and Regulation” section under Item 1. “Business” and Note 19 of the Notes to Consolidated Financial Statements.

The Company believes that its shareholders’ equity and regulatory capital position are adequate to support the planned operations of the company for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2014.  Further discussion of these commitments is included in Note 17 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Off Balance Sheet:
Standby letters of credit	$2,649	$-	$-	$-	$2,649
Commitments to extend credit	$297,105	$-	$-	$-	$297,105
Commitments to sell residential loans	$28,198	$-	$-	$-	$28,198
Total off balance sheet:	$327,952	$-	$-	$-	$327,952

Contractual Obligations:
Operating Leases	$1,265	$2,245	$1,486	$2,409	$7,405
Borrowed funds and subordinated Debentures	4,400	20,707	-	18,557	43,664
Certificates of deposit	$96,091	53,853	17,040	-	166,984
Retirement benefit obligation	731	5,021			5,752
Total contractual obligations:	$102,487	81,826	18,526	20,966	223,805

Total	$430,439	$81,826	$18,526	$20,966	$551,757

Liquidity

At December 31, 2014, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of its customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, deposits at the Federal Reserve Bank, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $478.4 million, of its total assets at December 31, 2014.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2014 and 2013, the Bank had collateral at FHLB-NY to support additional borrowing of $108.2 million and $76.3 million, respectively. The Bank also maintains an unsecured federal funds line of $25.0 million with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2014, the balance of cash and cash equivalents was $14.5 million.

Net cash provided by operating activities totaled $16.4 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $36.5 million for the year ended December 31, 2013.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities.  Cash was used in operations primarily for originating loans held for sale. The decline in net cash provided by operating activities was due to a lower net amount of cash generated from the origination and sale of loans held for sale.

Net cash used in investing activities totaled $65.7 million for the year ended December 31, 2014 compared to net cash provided by investing activities of $119.8 million for the year ended December 31, 2013.  The increase in net cash used in investing activities for 2014 as compared to 2013 resulted from an increase in loans during 2014.

Net cash used in financing activities totaled $5.5 million for the year ended December 31, 2014 compared to net cash used in financing activities of $101.0 million for the year ended December 31, 2013.  The net cash used in financing activities in 2014 came primarily from the net decrease in deposits, which was partially offset by an increase in borrowings.  The net cash used in financing activities in 2013 came primarily from the net decrease in deposits and repayment of borrowings.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2014, repayments and maturities of investment securities totaled $50.8 million.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.
The Company believes that its liquidity position is adequate to service the needs of its borrowers and depositors and provide for its planned operations.

Interest Rate Sensitivity Analysis

              The largest component of the Company’s total income is net interest income and the majority of the Company’s financial instruments are composed of interest rate sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk. The Company’s assets consist primarily of floating rate construction and commercial lines of credit and its liabilities consist primarily of deposits.  Interest rate risk is derived from timing differences and the magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate sensitive assets and interest rate liabilities.

The following table sets forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments at December 31, 2014.

Interest Rate Sensitivity Analysis at December 31, 2014
					Total Within One Year	One Year to Five Years
($ in millions)	Interest Sensitivity Period						Over Five Years	Non-interest Sensitive
	30 Day	90 Day	180 Day	365 Day					Total
Assets :
Cash and due from banks	$7	-	-	-	$7	-	-	$8	$15
Federal funds sold	-	-	-	-	-	-	-	-	-
Investment securities	9	13	18	16	56	80	88	-	224
Loans held for sale	8	-	-	-	8	-	-	-	8
Loans, net of allowance for loan losses	366	20	21	35	442	189	23	(7)	647
Other assets	-	-	-	-	-	-	-	63	63
	$390	$33	$39	$51	$513	$269	$111	$64	$957
Sources of Funds :
Demand deposits - noninterest bearing	-	-	-	-	-	-	-	$162	$162
Demand deposits - interest bearing	128	-	-	-	128	138	32	-	298
Savings deposits	104	-	-	-	104	49	38	-	191
Time deposits	8	27	30	31	96	71	-	-	167
Borrowings	4	-	-	-	4	21	-	-	25
Redeemable subordinated debentures	-	19	-	-	19	-	-	-	19
Non-interest-bearing sources					-	-	-	95	95
	$244	$46	$30	$31	$351	$279	$70	$257	$957

Asset (Liability) Sensitivity Gap :
Period Gap	$146	$(13)	$9	$20	$162	$(10)	$41	$(193)	-
Cumulative Gap	$146	$133	$142	$162	$162	$152	$193	-	-
Cumulative Gap to Total Assets	15.3%	13.9%	14.8%	16.9%	16.9%	15.9%	-	-	-

Under the Company’s interest rate risk policy established by the Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”).  The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk.  The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income, if the theoretical rate shocks occurred.  The EVE analysis and net interest income simulation model results are presented to the Asset/Liability Committee of the Board quarterly.

Summarized below are the projected effects of a parallel shift of an increase of 200 and 300 basis points, respectively, in market rates on the Company’s net interest income and EVE.

					Next 12 Months
	Economic Value of Equity (2)				Net Interest Income

Change in Interest Rates	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
Basis Point (bp) (1)
	Amount	Change	Change	Amount	Change	Change
	(Dollars in Thousands)

+300 bp	$119,426	$0	0.00%	$39,274	$2,854	7.80%
+200 bp	119,723	295	0.25%	38,019	1,599	4.40%
0 bp	119,428	—	—	36,420	—	—

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates at December 31, 2014, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 0.25% increase in EVE and a $1.6 million, or 4.40%, increase in net interest income over the next twelve months. This data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the estimated EVE and net interest income presented above assumes that composition of the Company’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions the Company may take in response to changes in interest rates. The estimates also assume a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Although the estimated EVE and net interest income provide an indication of the Company’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Company’s EVE and net interest income and will differ from actual results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Item 15(a) (1) and (2) on page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page F-1 hereof.

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

From the Notification Date through December 31, 2013 and for the year ended December 31, 2014, there were (i) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company plans to adopt the Internal Control-Integrated Framework updated in 2013 by COSO for the purpose of assessing the effectiveness of the Company’s internal control over financial reporting in 2015.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers.”

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “Directors and Executive Officers,” “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “Equity Plans” and “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2014 and 2013.

Consolidated Statements of Income – For the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2014 and 2013.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2014.

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

3	(ii)(A)	By-laws, as amended, of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.3
Subscription Agent Agreement, dated as of September 5, 2012, between the Company and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

Exhibit No.		Description

4.4		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.5		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1	#
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

10.23	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2013)

10.24
Agreement and Plan of Merger, dated as of August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013).

10.25
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013).

10.26	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.27	#
Amendment to the Amended and Restated Employment Agreement, dated April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

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

1st CONSTITUTION BANCORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
1st Constitution Bancorp
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 25, 2015

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in Thousands, except share data)

	2014	2013
ASSETS

CASH AND DUE FROM BANKS	$14,545	$69,267

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	-	11

Total cash and cash equivalents	14,545	69,278

INVESTMENT SECURITIES
Investment securities available for sale, at fair value	80,161	99,199
Investment securities held to maturity (fair value of $148,476 and $153,631 at December 31, 2014 and 2013, respectively)	143,638	152,817
Total securities	223,799	252,016

LOANS HELD FOR SALE	8,372	10,924

LOANS	654,297	373,336
Less- Allowance for loan losses	(6,925)	(7,039)

Net loans	647,372	366,297

PREMISES AND EQUIPMENT, net	11,373	10,044

ACCRUED INTEREST RECEIVABLE	3,096	2,543

BANK-OWNED LIFE INSURANCE	21,218	16,184

OTHER REAL ESTATE OWNED	5,710	2,136

GOODWILL AND INTANGIBLE ASSETS	13,711	4,889

OTHER ASSETS	7,583	8,014
Total assets	$956,779	$742,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$162,281	$121,892
Interest bearing	655,480	516,660
Total deposits	817,761	638,552

BORROWINGS	25,107	10,000
REDEEMABLE SUBORDINATED DEBENTURES	18,557	18,557
ACCRUED INTEREST PAYABLE	907	884
ACCRUED EXPENSES AND OTHER LIABILITIES	7,337	5,975
Total liabilities	869,669	673,968

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 7,165,084 and 6,033,683 shares issued and 7,134,174 and 6,016,845 shares outstanding as of December 31, 2014 and 2013, respectively	61,448	49,403
Retained earnings	25,730	21,374
Treasury Stock 30,910 shares and, 16,838 shares at December 31, 2014 and 2013, respectively	(316)	(172)
Accumulated other comprehensive income (loss)	248	(2,248)
Total shareholders’ equity	87,110	68,357
Total liabilities and shareholders’ equity	$956,779	$742,325

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014 and 2013
(Dollars in thousands, except per share data)

	2014	2013
INTEREST INCOME:
Loans, including fees	$30,879	$22,568
Securities:
Taxable	4,022	3,915
Tax-exempt	2,310	2,209
Federal funds sold and
short-term investments	150	300
Total interest income	37,361	28,992

INTEREST EXPENSE:
Deposits	3,798	3,488
Borrowings	516	415
Redeemable subordinated debentures	344	352

Total interest expense	4,658	4,255

Net interest income	32,703	24,737

PROVISION FOR LOAN LOSSES	5,750	1,077
Net interest income after provision
for loan losses	26,953	23,660

NON-INTEREST INCOME:
Service charges on deposit accounts	988	920
Loss on sales of securities available for sale	(1)	-
Gain on sales of loans	2,052	2,064
Income on Bank-owned life insurance	564	457
Other income	2,160	2,386
Total other income	5,763	5,827

NON-INTEREST EXPENSES:
Salaries and employee benefits	15,066	12,709
Occupancy expense	3,355	2,575
Data processing expenses	1,264	1,112
FDIC insurance expense	715	346
Other real estate owned expenses	236	353
Merger-related expenses	1,532	326
Other operating expenses	5,119	4,001

Total other expenses	27,287	21,422
Income before income taxes	5,429	8,065

INCOME TAXES	1,073	2,285
Net income	$4,356	$5,780

NET INCOME PER COMMON SHARE
Basic	$0.62	$0.97
Diluted	$0.61	$0.95
WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	7,016,148	5,973,323
Diluted	7,146,654	6,102,043

The accompanying notes are an integral part of these financial statements

1st Constitution Bancorp
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014 and 2013
(Dollars in thousands)

	2014	2013

Net income	$4,356	$5,780

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) on securities available for sale	3,418	(4,800)
Tax effect	(1,210)	1,632
Net of tax amount	2,208	(3,168)

Reclassification adjustment for realized loss included in income (1)	1	-
Tax effect (2)	-	-
Net of tax amount	1	-

Pension liability	488	453
Tax effect	(195)	(181)
Net of tax amount	293	272

Reclassification adjustment for actuarial gains included in income (3)	(10)	(260)
Tax effect (2)	4	104
Net of tax amount	(6)	(156)

Total other comprehensive income (loss)	2,496	(3,052)

Comprehensive income	$6,852	$2,728

(1)	Included in loss on sales of securities available for sale
(2)	Included in income taxes
(3)	Included in salaries and benefits expense

The accompanying notes are an integral part of these financial statements.

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2014 and 2013
(Dollars in thousands)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Earnings	Stock	(Loss) Income	Equity

BALANCE, January 1, 2013	$48,716	$15,594	$(61)	$804	$65,053

Exercise of stock options, and issuance of vested
shares under employee benefit programs (45,093 shares)	603				603

Share-based compensation	84				84

Treasury Stock purchased (9,837 shares)			(111)		(111)

Net Income for the year ended December 31, 2013		5,780			5,780

Other comprehensive (loss)				(3,052)	(3,052)
BALANCE, December 31, 2013	$49,403	$21,374	$(172)	$(2,248)	$68,357

BALANCE, January 1, 2014	$49,403	$21,374	$(172)	$(2,248)	$68,357

Exercise of stock options and issuance of vested
shares under employee benefit programs (63,900 shares)	815				815

Share-based compensation	69				69

Acquisition of Rumson Fair Haven Bank and Trust Company (1,019,223 shares)	11,161				11,161

Treasury stock purchased (14,072 shares)			(144)		(144)

Net Income for the year ended December 31, 2014		4,356			4,356

Other comprehensive income				2,496	2,496
BALANCE, December 31, 2014	$61,448	$25,730	$(316)	$248	$87,110

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
(Dollars in thousands)
	2014	2013
OPERATING ACTIVITIES:
Net income	$4,356	$5,780
Adjustments to reconcile net income
to net cash provided by operating activities-
Provision for loan losses	5,750	1,077
Provision for loss on other real estate owned	112	759
Depreciation and amortization	1,734	1,071
Net amortization of premiums and discounts on securities	1,127	1,081
Loss on sales of securities available for sale	1	-
Gains on sales of other real estate owned	(43)	(923)
Gains on sales of loans held for sale	(2,052)	(2,064)
Originations of loans held for sale	(114,752)	(138,980)
Proceeds from sales of loans held for sale	119,356	166,081
Income on bank-owned life insurance	(564)	(457)
Share-based compensation expense	585	501
Deferred tax expense (benefit)	(143)	1,484
Decrease (increase) in accrued interest receivable	(553)	330
(Decrease) increase in other assets	104	1,167
Increase (decrease) in accrued interest payable	24	(175)
(Decrease) increase in accrued expense and other liabilities	1,362	(236)

Net cash provided by operating activities	16,404	36,496

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	-	(16,947)
Held to maturity	(18,424)	(71,384)
Proceeds from maturities and repayments
of securities -
Available for sale	23,606	22,346
Held to maturity	27,238	33,957
Proceeds from sales of securities available for sale	28,113	-
Net (increase) decrease in loans	(147,363)	144,698
Purchase of bank-owned life insurance	-	(700)
Capital expenditures	(493)	(216)
Net cash received in the acquisition	21,375
Additional investment in other real estate owned	-	(11)
Proceeds from sales of other real estate owned	287	8,039

Net cash (used in) provided by investing activities	(65,661)	119,782

FINANCING ACTIVITIES:

Exercise of stock options and issuance of vested shares	815	603
Purchase of Treasury Stock	(144)	(111)
Net decrease in demand, savings and time deposits	(10,275)	(69,137)
Net increase(decrease) in borrowings	4,128	(32,400)

Net cash used in financing activities	(5,476)	(101,045)

(Decrease)increase in cash and cash equivalents	(54,733)	55,233

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	69,278	14,045

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$14,545	$69,278

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$4,634	$4,429
Income taxes	784	1,751
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	3,995	2,590

Acquisition of Rumson Fair Haven Bank
Noncash assets acquired:
Investment securities available for sale	30,024
Loans	143,714
Goodwill	7,934
Core deposit intangible	1,189
Bank-owned life insurance, premises and equipment and other assets	8,270
	191,231

Liabilities assumed:
Deposits	189,490
Advances from FHLB	11,030
Other liabilities	825
	201,345

Common stock issued for acquisition	11,161
The accompanying notes are an integral part of these financial statements.

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2014, eighteen additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Princeton, Rumson, Fair Haven, Asbury Park, Shrewsbury and Oceanport, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the accepted practices within the banking industry.  The following is a description of the more significant of these policies and practices.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary security impairment, the fair value of other real estate owned, the valuation of deferred tax assets and the fair value of acquired assets and liabilities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2014, 49.0% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 39.6% of the portfolio consists of municipal bonds.  The remaining 11.4% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase investment securities and to make loans, the majority of which are secured by real estate.  The potential for interest-rate risk exists as a result of the generally shorter duration of interest-sensitive assets compared to the generally longer duration of interest-sensitive liabilities.  In a changing interest rate environment, assets held by the Bank will re-price faster than liabilities of the Bank, thereby affecting net interest income.  For this reason, management regularly monitors the maturity structure and rate adjustment features of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Investment Securities

Investment Securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value, except for restricted stock of the Federal Home Loan Bank of New York which is carried at cost.  Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

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

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2014.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This pool of insurance, due to the advantages of the Bank, is profitable to the Company.  This profitability offsets a portion of current and future benefit costs and is intended to provide a funding source for the payment of future benefits.  The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

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

Loans held for sale are carried at the lower of aggregated cost or fair value. The fair value of loans held for sale are determined, when possible, using quoted secondary market prices.  If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.  Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold. Residential mortgage loans are sold servicing released.

The Bank accounts for its transfers and servicing of financial assets in accordance with ASC Topic 860, “Transfers and Servicing.”  The Bank originates residential mortgages under a definitive plan to sell those loans with servicing generally released.  Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower aggregate cost or estimated fair value.  Gains and losses on sales are also accounted for in accordance with ASC Topic 860.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding “rate lock commitments”.  Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Bank is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments.  Rate lock commitments and related derivative instruments were not deemed to be significant at December 31, 2014 and 2013 and therefore, not recorded on the balance sheet at December 31, 2014 and 2013.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $2.6 million and $2.2 million at December 31, 2014 and 2013, respectively.  These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2014.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2014 and 2013.

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

Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount that is due, in part, to credit quality.  PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e.; the allowance for loan losses).  The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans or the “accretable yield”, is recognized as interest income utilizing the level-yield method over the life of the loans.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference”, are not recognized as a yield adjustment, as a loss accrual or a valuation allowance.  Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes.  Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of buildings are forty years, furniture and fixtures and equipment are three to fifteen years, and leasehold improvements are generally three to ten years.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2014 and 2013.

Derivative Contracts

Derivative contracts, as required by ASC Topic 815, “Derivatives and Hedging,” are carried at fair value as either assets or liabilities in the balance sheet with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, net of related income tax effects for contracts that are classified as cash flow hedges.  Gains and losses on derivative contracts are recognized upon realization utilizing the specific identification method.

Income Taxes

  There are two components of income tax expense or benefit: current and deferred.  Current income tax expense or benefit approximates cash to be paid or refunded for taxes for the applicable period.  Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely.  If management determines that the Company may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to increase the valuation reserve of the net deferred tax asset. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax expense or benefit is recognized for the change in deferred tax liabilities.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2014 and 2013 and has not recognized any liabilities for tax uncertainties as of December 31, 2014 and 2013. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2014 and 2013. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2014, 2013, 2012 and 2011.

Other Real Estate Owned

Other real estate owned obtained through loan foreclosures or the receipt of deeds-in-lieu of foreclosure is recorded at the fair value of the related property, as determined by current appraisals less estimated costs to sell at the initial transfer from the loan portfolio. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent realized, and losses on the disposition of these properties are reflected in current operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 9 – Goodwill and Intangible Assets for additional information.

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

Benefit Plans

The Company provides certain retirement savings benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” the Company recognizes the unfunded status of these postretirement plans as a liability in its statement of financial position and recognizes changes in that unfunded status in the year in which the changes occur through other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, Federal funds sold and short-term investments.  Generally, Federal funds are sold and short-term investments are made for a one or two-day period.

For purposes of the Consolidated Statements of Cash Flows, accounts affected by the RFHB acquisition are presented net of the assets and liabilities acquired. Assets and liabilities acquired are presented in the Supplemental Disclosures of Cash Flow Information.

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

(Dollars in thousands except per share data)	Year Ended December 31, 2014
	Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$4,356	7,016,148	$0.62

Effect of dilutive securities:
Stock options, warrants and unvested stock awards		130,506

Diluted EPS:
Net income plus assumed conversion	$4,356	7,146,654	$0.61

	Year Ended December 31, 2013
	Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$5,780	5,973,323	$0.97

Effect of dilutive securities:
Stock options, warrants and unvested stock awards		128,720

Diluted EPS:
Net income plus assumed conversion	$5,780	6,102,043	$0.95

For the years ended December 31, 2014 and 2013, 63,926 and 78,596 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, other-than-temporary non-credit related security impairments, unrealized gains and losses on cash flows hedges, and changes in the funded status of benefit plans.

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

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2014 and 2013.

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

The Company’s Community Banking segment consists of construction, commercial, retail and mortgage banking operations.  The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company.  For example, construction and commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate, liquidity and credit risk.  This situation is also similar for consumer and residential real estate lending.

Recent Accounting Pronouncements.

ASU 2014-04 (Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure)

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreements. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company’s adoption of ASU 2014-04 is not expected to have a significant impact on its consolidated financial statements.

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)”. The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

ASU 2014-11 Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings.

 In June 2014, the FASB issued ASU 2014-11, Repurchase-to-maturity Transactions, Repurchase Financings, and Disclosures which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. This will result in accounting for both types of arrangements as secured borrowings on the balance sheet. Additionally, the ASU introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

ASU 2014-12 Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FAS Emerging Issues Task Force).

Also in June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period,   which requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter.  Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

 ASU 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310 – 40): Classification of Certain Government – Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40); Classification of Certain Government _ Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company will comply with the provisions of this guidance upon its effective date and, if applicable, record a separate receivable for foreclosed government guaranteed mortgage loans.

2.           Acquisition of Rumson-Fair Haven Bank and Trust Company

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“RFHB”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and RFHB (the “Merger Agreement”) provided that the shareholders of RFHB would receive, at their election, for each outstanding share of RFHB common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash or a combination thereof, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,223 shares of its common stock and paid $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the acquisition date. RFHB’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates using information available at the date of the merger, including the use of a third party valuation specialist.

The estimated fair values of cash and due from banks, federal funds sold, and other liabilities approximate their stated value.

The estimated fair values of the investment securities available for sale were calculated primarily using level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Land, buildings, and leasehold improvements included in premises and equipment, were primarily valued based on appraisals performed by an independent appraisal firm.

The most significant fair value determination related to the valuation of acquired loans. Management measured loan fair values based on loan file reviews including borrower financial statements or tax returns, appraised collateral values, expected cash flows and historical loss factors. The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.

RFHB loans without evidence of credit deterioration were assembled into groupings by characteristics such as loan type, term, collateral and rate and fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. The discount rate utilized was based on market rates for similar loans obtained from various external data sources. Additionally, consideration was given to management’s best estimates of default rates and payment speeds in projecting the expected cash flows. A general credit risk fair value adjustment was calculated using a two part general credit fair value analysis: (1) expected lifetime losses, using an average of historical losses of the Company, RFHB and peer banks; and (2) an estimated fair value adjustment for qualitative factors related to general economic conditions and the risk related to lack of familiarity with RFHB’s underwriting process. At acquisition, RFHB’s loan portfolio without evidence of credit deterioration was recorded at a current fair value of $141.1 million.

RFHB’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued by discounting the expected cash flows at acquisition by an observable discount rate for similar instruments that a market participant would consider in determining fair value. The differences between contractually required payments at the acquisition date and cash flows expected to be collected were recorded as non-accretable differences. $2.6 million of loans with evidence of credit quality deterioration were recorded.

The Company recorded a core deposit intangible asset related to a value ascribed to demand, interest checking, money market and savings account, referred to as core deposits, acquired as part of the acquisition. The value assigned to the acquired core deposits represents the future economic benefit of the potential cost savings from acquiring the core deposits, net of operating expenses and including ancillary fee income, compared to the cost of obtaining alternative funds from available market sources. Management used estimates including the expected attrition rates of depository accounts, future interest rate levels, and the cost of servicing various depository products. The core deposit intangible is being amortized over an estimated life of 10 years.

The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts were assumed to equal the carrying amounts because these deposits are payable on demand.

Certificates of deposit are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of certificates of deposit was calculated as the present value of the certificates’ expected contractual payments discounted by market rates for similar time deposits.

The Company recorded the fair value of borrowings based on the difference in interest expense based on the contractual interest rate and the current market interest rate for the remaining term of the borrowing, which was obtained from the Federal Home Loan Bank. The difference in interest expense was discounted using an observable discount rate for similar instruments.

 The following table summarizes the final fair value of the acquired assets and liabilities.

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$11,161
Cash payment	14,770
Total consideration paid	25,931
Recognized amounts of identifiable assets and liabilities assumed at fair value:
Cash and cash equivalents	36,145
Securities available for sale	30,024
Loans	143,714
Premises and equipment, net	1,913
Identifiable intangible assets	1,189
Bank-owned life insurance	4,471
Accrued interest receivable and other assets	1,738
Deposits	(189,490)
Borrowings	(11,030)
Other liabilities	(832)
Total identifiable assets	17,842
Goodwill	8,089

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the measurement period, the acquirer also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period may not exceed one year from the acquisition date. All measurements for the RFHB acquisition have been completed as of December 31, 2014.

The provisional amounts originally reported have been adjusted to reflect the review and completion of the fair value measurements.  As a result of the completion of independent appraisals, the fair value of acquired real estate assets was reduced by approximately $639,000, deferred tax assets were increased by approximately $403,000 and goodwill was increased by approximately $236,000.  These adjustments had an insignificant effect on the results of operations since the acquisition date.

Loans and leases acquired in the RFHB acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover of RFHB’s allowance for loan losses. The fair values of loans acquired from RFHB were estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

At the acquisition date, the Company recorded $141.1 million of loans without evidence of credit quality deterioration and $2.6 million of loans with evidence of credit quality deterioration. The following table summarizes the composition of the loans acquired and recorded at fair value.

(Dollars in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total

Commercial
Construction	$11,920	$-	$11,920
Commercial Real Estate	62,398	1,832	64,230
Commercial Business	18,086	368	18,454
Residential Real Estate	32,743	180	32,923
Consumer	15,953	234	16,187
Total	$141,100	$2,614	$143,714

The following is a summary of the loans acquired with evidence of deteriorated credit quality in the RFHB acquisition as of the closing date.

(Dollars in thousands)	Loans acquired with credit quality deterioration
Contractually required principal and interest at acquisition	$4,451
Contractual cash flows not expected to be collected (non-accretable difference)	(1,596)
Expected cash flows at acquisition	2,855
Interest component of expected cash flows (accretable difference)	(241)
Fair value of acquired loans	$2,614

The core deposit intangible totaled $1.2 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill and the amortization of the core deposit intangible are not deductible for tax purposes.

The following table presents the projected amortization of the core deposit intangible for each period presented.

(Dollars in thousands)
2015	$196
2016	175
2017	153
2018	131
2019	110
Thereafter	225
$990

The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRA’s represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the RFHB merger were expensed as incurred. During the years ended December 31, 2014 and 2013, the Company incurred $1.5 million and $326,000, respectively, of merger integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former RFHB operations included in the Consolidated Statements of Income from the date of the merger, February 7, 2014, through December 31, 2014 under the column “Actual from merger date to December 31, 2014”. In addition, the table provides unaudited condensed pro forma financial information assuming that the RFHB merger had been completed as of January 1, 2013. In the table below, merger-related expenses of $1.8 million were excluded from pro forma non-interest expenses for the year ended December 31, 2014. Income taxes were also adjusted to exclude income tax benefits of $624,000 related to the merger expenses for the year ended December 31, 2014.

The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma financial information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of RFHB’s operations. The pro forma financial information reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(Dollars in thousands, except per share data)	Actual from Merger date to December 31, 2014	Pro-forma December 31, 2014	Pro-forma December 31, 2013

Net interest income	$5,726	$33,427	$31,480
Non-interest income	226	5,812	6,843
Non-interest expense	(2,762)	(26,459)	(27,684)
Income taxes	(1,274)	(1,709)	(2,912)
Net income	$1,916	$5,258	$6,510
Earnings per share-diluted		$0.74	$0.91

3.           Investment Securities

Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$1,538	$-	$(14)	$1,524
Residential collateralized mortgage obligations- GSE	4,455	101	(23)	4,533
Residential mortgage backed securities – GSE	27,089	825	(143)	27,771
Obligations of State and Political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities – single issuer	2,472	-	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,265	1	(11)	1,255
Restricted stock	1,760	-	-	1,760
Mutual fund	25	-	-	25

	$79,734	$1,378	$(951)	$80,161

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and
obligations of U.S. Government
Sponsored corporations (“GSE”) and agencies	$-	$-	$-	$-	$-	$-
Residential collateralized mortgage obligations – GSE	19,304	-	19,304	700	-	20,004
Residential mortgage backed securities -GSE	56,528	-	56,528	1,563	(36)	58,055
Obligations of State and
Political subdivisions	66,887		66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	-	561
Other debt securities	763	-	763	1	-	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value

Available for sale-
U. S. Treasury securities and
obligations of U.S. Government sponsored
corporations (“GSE”) and agencies	$22,387	$33	$(910)	$21,510
Residential collateralized mortgage obligations - GSE	5,227	187	(1)	5,413
Residential mortgage backed securities – GSE	31,532	872	(438)	31,966
Obligations of State and
Political subdivisions	22,207	150	(2,711)	19,646
Trust preferred debt securities – single issuer	2,469	-	(456)	2,013
Corporate debt securities	16,228	319	(29)	16,518
Other debt securities	1,103	-	(8)	1,095
Restricted stock	1,013	-	-	1,013
Mutual fund	25	-	-	25
	$102,191	$1,561	$(4,553)	$99,199

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Obligations of U.S. Government sponsored
Corporations (“GSE”) and agencies	$1,525	-	$1,525	$10	-	$1,535
Residential collateralized mortgage obligations – GSE	24,571	-	24,571	500	(22)	25,049
Residential mortgage backed securities -GSE	65,241	-	65,241	611	(387)	65,465
Obligations of State and
Political subdivisions	59,401	-	59,401	1,400	(1,296)	59,505
Trust preferred debt securities - pooled	657	(501)	156	-	(7)	149
Corporate debt securities	1,008	-	1,008	10	-	1,018
Other debt securities	915	-	915	-	(5)	910

	$153,318	$(501)	$152,817	$2,531	$(1,717)	$153,631

The carrying value and estimated fair value of investment securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

(Dollars in thousands)	December 31, 2014
	Amortized Cost	Estimated Fair Value	Yield
Available for sale
Due in one year or less	$12,592	$12,569	1.01%
Due after one year through five years	18,131	18,241	2.07%
Due after five years through ten years	12,542	12,785	3.25%
Due after ten years	36,469	36,566	3.48%
Total	$79,734	$80,161	2.73%

Held to maturity
Due in one year or less	$18,073	$18,081	0.98%
Due after one year through five years	14,192	14,638	3.72%
Due after five years through ten years	35,934	37,226	3.41%
Due after ten years	75,940	78,532	3.45%
Total	$144,139	$148,476	3.17%

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 are as follows:

2014		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government sponsored corporations and agencies	1	$1,524	$(14)	-	-	$1,524	$(14)

Residential collateralized mortgage obligations- GSE	1	1,025	(23)	-	-	1,025	(23)

Residential mortgage backed securities GSE	16	755	-	15,441	(179)	16,196	(179)

Obligations of State and Political subdivisions	57	2,491	(23)	15,621	(398)	18,112	(421)

Trust preferred debt securities – single issuer	4	-	-	2,068	(403)	2,068	(403)

Corporate debt securities	7	6,259	(5)	1,017	(23)	7,276	(28)

Other debt securities	2	985	(6)	86	(5)	1,071	(11)

Total temporarily impaired securities	88	$13,039	$(71)	$34,233	$(1,008)	$47,272	$(1,079)

2013		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government sponsored corporations and agencies	3	$11,507	$(910)	-	-	$11,507	$(910)

Residential collateralized mortgage obligations- GSE	5	4,419	(23)	-	-	4,419	(23)

Residential mortgage backed securities GSE	38	40,504	(825)	-	-	40,504	(825)

Obligations of State and Political subdivisions	95	19,403	(2,286)	8,936	(1,721)	28,339	(4,007)

Trust preferred debt securities – single issuer	4	-	-	2,013	(456)	2,013	(456)

Trust preferred debt securities – pooled	1	-	-	149	(508)	149	(508)

Corporate debt securities	1	-	-	1,056	(29)	1,056	(29)

Other debt securities	3	910	(5)	1,095	(8)	2,005	(13)

Total temporarily impaired securities	150	$76,743	$(4,049)	$13,249	$(2,722)	$89,993	$(6,771)

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

Residential collateralized mortgage obligations and residential mortgage-backed securities: The unrealized losses on investments in residential collateralized mortgage obligations and residential mortgage-backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than temporarily impaired.

Obligations of State and Political Subdivisions:  The unrealized losses on investments in these securities were caused by increases in market interest rates.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment.  None of the issuers have defaulted on interest payments. These investments are not considered to be other than temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than temporarily impaired.

Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that both mature in 2027.   The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  One of the issuers continues to maintain an investment grade credit rating and neither has defaulted on interest payments.  The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns about the issuers’ credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Corporate debt securities.  The unrealized losses on investments in corporate debt securities were caused by an increase in market interest rates.  None of the corporate issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates and not credit quality. The Company does not intend to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities-pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”), consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2014, management concluded that no additional other than temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and its overall interest rate risk profile and strategic goals.

4.           Loans and Loans Held for Sale

Loans are as follows:

(Dollars in thousands)	2014	2013

Commercial business	$110,771	$82,348
Commercial real estate	198,211	98,390
Mortgage warehouse lines	179,172	116,951
Construction loans	95,627	51,002
Residential real estate loans	46,446	13,764
Loans to individuals	23,156	9,766
All other loans	199	171
Gross Loans	653,582	372,392
Deferred loan costs	715	944
	$654,297	$373,336

The Bank’s lending focus and business is concentrated primarily in New Jersey, particularly Middlesex, Mercer, Monmouth and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $8.4 million at December 31, 2014 and $10.9 million at December 31, 2013.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2014 and 2013 were residential mortgage loans that the Bank intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period.  The fair value of related derivatives of interest rate lock commitments and forward sales of closed loans were not significant at December 31, 2014 and 2013.

5.           Allowance for Loan Losses and Credit Quality Disclosures

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Nonaccrual Loans
Commercial
Construction Loans	$-	$-	$-	$-	$95,627	$95,627	$-	$-
Commercial Business	1,823	51	492	2,366	108,405	110,771	-	464
Commercial Real Estate	3,988	-	2,772	6,760	191,451	198,211	-	2,435
Mortgage Warehouse Lines	-	-	-	-	179,172	179,172	-	-

Residential Real Estate Loans	-	-	1,688	1,688	44,778	46,446	317	1,361

Loans to Individuals	4	-	263	267	22,889	23,156	-	263
Other	-	-	-	-	199	199	-	-

Deferred Loan Fees	-	-	-	-	715	715	-	-

Total	$5,815	$51	$5,195	$11,061	$643,236	$654,297	$317	$4,523

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan.  Accordingly, loans acquired with evidence of deteriorated credit quality in the amount of $2.0 million at December 31, 2014 were not classified as non-performing loans due to the accretion of income based on expected cash flows. Of this amount, loans aggregating $1.2 million were included in the Greater than 90 Days category.

The following table provides an aging of the loan portfolio by loan class at December 31, 2013:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Nonaccrual Loans
Commercial
Construction Loans	$-	$-	$-	$-	$51,002	$51,002	$-	$-
Commercial Business	385	59	453	897	81,451	82,348	-	512
Commercial Real Estate	-	-	5,217	5,217	93,173	98,390	-	5,556
Mortgage Warehouse Lines	-	-	-	-	116,951	116,951	-	-

Residential Real Estate Loans	316	967	33	1,316	12,448	13,764	-	162

Consumer
Loans to Individuals	-	-	-	-	9,766	9,766	-	92
Other	-	-	-	-	171	171	-	-

Deferred Loan Fees	-	-	-	-	944	944	-	-

Total	$701	$1,026	$5,703	$7,430	$365,906	$373,336	-	$6,322

Additional income before taxes amounting to $568,000 and $399,000 would have been recognized in 2014 and 2013, respectively, if interest on all loans had been recorded based upon original contract terms.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310.  The second major component estimates losses under ASC Topic 450, which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process. It is this process that produces the watch list for loans that have indications of credit weakness. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves. In general, for non-homogeneous loans not individually assessed and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans assigned a rating of special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status. Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses.

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

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical loss estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes, or any other qualitative factor which may cause future losses to deviate from historical levels.

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

Commercial

The Company’s primary lending emphasis is the origination of commercial, construction and commercial real estate loans. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one or a combination of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Group provides revolving lines of credit that are available to licensed mortgage banking companies. The Warehouse Line of Credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the Warehouse Line of Credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment. Additionally, customers of the Warehouse Lines of Credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 12% of the loan balances.

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

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin.  Such companies have established profitable records over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved.  Management is well-balanced and competent in their responsibilities.  Economic environment is favorable; however, competition is strong.  The prospects for growth are good.  Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above. Loans to individuals are supported by good net worth but whose supporting assets are illiquid.

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

4.  Special Mention - Loans or borrowing relationships that require more than the usual amount of attention by Bank management.  Industry conditions may be adverse or weak.  The borrower's ability to meet current payment schedules may be questionable, even though interest and principal are being paid as agreed. Heavy reliance has been placed on the collateral.  Profits, if any, are interspersed with losses.  Management is “one man” or ineffective or there is no plan for management succession.  Expectations of a loan loss are not immediate; however, if present trends continue, a loan loss could be expected.

5.  Substandard - Loans in this category possess weaknesses that jeopardize the ultimate collection of the total loans outstanding.  These weaknesses require close supervision by Bank management.  Current financial statements are unavailable and the loan is inadequately protected by the collateral pledged.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2014:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,391	$103,107	$178,701	$179,172	$44,768
Special Mention	236	6,711	12,052	-	95
Substandard	-	792	7,458	-	1,583
Doubtful	-	161	-	-	-
Loss	-	-	-	-	-
Total	$95,627	$110,771	$198,211	$179,172	$46,446

Consumer Credit Exposure -By Payment Activity	Loans To Individuals	Other

Performing	$22,893	$199
Nonperforming	263	-
Total	$23,156	$199

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2013:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$47,539	$79,833	$68,620	$116,951	$12,635
Special Mention	-	1,406	19,397	-	1,129
Substandard	3,463	792	10,373	-	-
Doubtful	-	258	-	-	-
Loss	-	59	-	-	-
Total	$51,002	$82,348	$98,390	$116,951	$13,764

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$9,674	$171
Nonperforming	92	-
Total	$9,766	$171

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at December 31, 2014 and 2013, respectively.

Allowance for Loan Losses as of and for the year ended December 31, 2014 :

(Dollars in thousands)		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Beginning balance	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$-	$7,039
Provision charged to operations	10	4,794	914	311	47	20	1	(347)	-	5,750
Loans charged off	-	(4,324)	(1,582)	-	(15)	(0)	(1)	-	-	(5,922)
Recoveries of loans charged off	-	19	39	-	-	-		-	-	58
Ending balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$-	$6,925

Ending Balance
Individually evaluated for impairment	-	$122	$593	-	-	$26	-	-	-	$741
Collectively evaluated for impairment	1,215	1,639	1,800	896	197	103	2	332	-	6,184

Loans receivables:
Ending Balance	$95,627	$110,771	$198,211	$179,172	$46,446	$23,156	$199	-	$715	$654,297
Loans acquired with deteriorated credit quality	-	320	1,705	-	-	-	-	-	-	2,025
Individually evaluated for impairment	450	612	5,762	-	1,361	263	-	-	-	8,448
Collectively evaluated for impairment	95,177	109,839	190,744	179,172	45,085	22,893	199	-	715	643,824

Allowance for Loan Losses as of and for the year ended December 31, 2013:

(Dollars in thousands)		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Beginning balance	$1,990	$973	$2,262	$1,421	$112	$103	$2	$288	$-	$7,151
Provision charged to operations	(223)	428	1,206	(836)	53	58	-	391	-	1,077
Loans charged off	(562)	(141)	(453)	-	-	(52)	-	-	-	(1,208)
Recoveries of loans charged off	-	12	7	-	-	-		-	-	19
Ending balance	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$-	$7,039

Ending Balance
Individually evaluated for impairment	-	$294	$1,490	-	-	-	-	-	-	$1,784
Collectively evaluated for impairment	1,205	978	1,532	585	165	109	2	679	-	5,255

Loans receivables:
Ending Balance	$51,002	$82,348	$98,390	$116,951	$13,764	$9,766	$171	-	$944	$373,336
Individually evaluated for impairment	20	776	9,131	-	162	92	-	-	-	10,181
Collectively evaluated for impairment	50,982	81,572	89,259	116,951	13,602	9,674	171	-	944	363,155

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

Impaired Loans Receivables (By Class) - December 31, 2014:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2014 Average Recorded Investment	Year to Date 2014 Interest Income Recognized
(Dollars in thousands)

With no related allowance:
Construction	$450	$450	-	$329	$18
Commercial Business	558	1,145	-	586	20
Commercial Real Estate	4,058	4,344	-	4,144	139
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,066	5,939	-	5,059	177

Residential Real Estate	1,361	1,376	-	1,410	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

Subtotal with no related allowance	6,427	7,315	-	6,469	177

With an allowance:

Commercial
Construction	-	-	-	-	-
Commercial Business	374	374	122	531	3
Commercial Real Estate	3,409	3,409	593	3,439	214
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	3,783	3,783	715	3,970	217

Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	263	263	26	251	-
Other	-	-	-	-	-
Subtotal	263	-	26	251	-
Subtotal with an allowance	4,046	4,046	741	4,221	217

Total:
Construction	450	450	-	329	18
Commercial Business	932	1,519	122	1,117	23
Commercial Real Estate	7,467	7,753	593	7,583	353
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	1,361	1,376	-	1,410	-
Consumer	263	263	26	251	-
Total	$10,473	$11,361	$741	$10,690	$394

Impaired Loans Receivables (By Class) - December 31, 2013 :
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2013 Average Recorded Investment	Year to Date 2013 Interest Income Recognized
(Dollars in thousands)

With no related allowance:

Commercial
Construction	$20	$20	-	$965	$34
Commercial Business	244	400	-	258	5
Commercial Real Estate	-	-	-	1,032	-
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	264	420	-	2,255	39

Residential Real Estate	162	162	-	118	-

Consumer
Loans to Individuals	92	92	-	35	-
Other	-	-	-	-	-
Subtotal	92	92	-	35	-

Subtotal with no related allowance	518	674	-	2,408	39

With an allowance:

Commercial
Construction	-	-	-	247	-
Commercial Business	532	532	294	562	10
Commercial Real Estate	9,131	9,131	1,490	5,547	247
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	9,663	9,663	1,784	6,356	257

Residential Real Estate	-	-	-	44	-

Consumer
Loans to Individuals	-	-	-	4	-
Other	-	-	-	-	-
Subtotal	-	-	-	4	-

Subtotal with an allowance	9,663	9,663	1,784	6,404	257

Total:
Construction	20	20	-	1,212	34
Commercial Business	776	932	294	820	15
Commercial Real Estate	9,131	9,131	1,490	6,579	247
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	162	162	-	162	-
Consumer	92	92	-	39	-
Total	$10,181	$10,337	$1,784	$8,812	$296

Purchased Credit-Impaired Loans
Purchased Credit-Impaired loans (“PCI”), are loans acquired at a discount that is due in part to credit quality.  In conjunction with the RFHB merger loans totaling $2.6 million were deemed to be PCI at February 7, 2014.  PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents additional information regarding acquired credit impaired loans for the year ended December 31, 2014:

(Dollars in thousands)
	Acquired Loans with Evidence of Credit Deterioration
	2/7/2014	12/31/2014

Outstanding balance	$3,409	$2,705
Carrying amount	$2,614	$2,024

There were no changes in the expected cash flows of these loans during the year ended December 31, 2014.  No allowance for loan losses has been recorded for acquired loans with evidence of deterioration as of December 31, 2014.

Changes in accretable discount for acquired credit impaired loans for the twelve months ended December 31, 2014:

(Dollars in thousands)

Balance at beginning of period	$-
Acquisition of impaired loans	241
Accretion of discount	(106)
Balance at end of period	$135

Non-accretable difference at end of period	$546

The following table presents the periods we estimate the remaining accretable discount will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

	Periods ending December 31,
(Dollars in thousands)
	2015	$73
	2016	35
	2017	24
	2018	3
	Thereafter	-
	Total	$135

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

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2014 and 2013.

(Dollars in thousands)
During 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Business	3	$162	$162

During 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$372	$367

There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2014 and 2013.

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  All of the modifications employed by the Bank during 2014 and 2013 have resulted in lower amortization payments.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

6.           Loans to Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2014 and 2013 is as follows:
(Dollars in thousands)	December 31,
	2014	2013
Balance, beginning of year	$1,587	$3,257
Loans granted	212	244
Repayments of loans	(362)	(1,914)

Balance, end of year	$1,437	$1,587

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2014 and 2013.

7.           Premises and Equipment

Premises and equipment consist of the following:

		December 31,
(Dollars in thousands)	Estimated Useful Lives	2014	2013
Land		$1,798	$1,798
Building	40 Years	8,281	7,272
Leasehold improvements	10 Years	5,234	4,128
Furniture and equipment	3 – 15 Years	4,286	3,851
		19,599	17,049
Less: Accumulated depreciation		(8,226)	(7,005)
		$11,373	$10,044

Depreciation expense was $1.1 million and $759,000 for the years ended December 31, 2014 and 2013, respectively.

8.           Other Real Estate Owned (“OREO”)

Activity related to other real estate owned for the years ended December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014	2013

Balance, beginning of year	$2,136	$8,332
Transfers into real estate owned	3,995	2,590
Transfers to other assets	(66)	-
Sale of real estate owned	(243)	(8,039)
Write-down of real estate owned	(112)	(747)
Balance, end of year	$5,710	$2,136

OREO at December 31, 2014 is comprised of three properties located in our general market area: one is an apartment building and two are commercial properties for development.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

(Dollars in thousands)	2014	2013
Goodwill	$11,853	$3,764
Core deposits intangible	1,858	1,125
Total	$13,711	$4,889

Amortization expense of intangible assets was $456,000 and $268,000 for the years ended December 31, 2014 and 2013, respectively.

Scheduled amortization of the core deposits intangible is as follows:

(Dollars in thousands)
	2015	$428
	2016	406
	2017	384
	2018	305
	2019	110
	Thereafter	225
		$1,858

10.           Deposits

Deposits at December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	2014	2013

Non-interest bearing	$162,281	$121,892
Interest bearing	297,679	200,738
Savings	190,817	180,003
Certificates of deposit	166,984	135,919
	$817,761	$638,552

At December 31, 2014, certificates of deposit have contractual maturities as follows:

(Dollars in thousands)
	Year	Amount
	2015	$96,091
	2016	34,828
	2017	19,025
	2018	13,860
	2019	3,180
		$166,984

11.           Borrowings

The balance of borrowings was $25.1 million at December 31, 2014, consisting of three long-term FHLB advances totaling $20.7 million and overnight funds purchased of $4.4 million. The balance of borrowings was $10.0 million at December 31, 2013, consisting of a long-term FHLB advance of $10.0 million. These borrowings are primarily used to fund asset growth not supported by deposit generation.

Two long-term FHLB fixed rate convertible advances were assumed by the Bank as a result of the RFHB merger. These two advances total $10.0 million and bear interest at an average rate of 4.50%. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium is being amortized over the remaining term of the advances. The two advances had a combined carrying amount of $10.7 million at December 31, 2014. Both advances mature on December 14, 2016.

The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10.0 million that bears interest at the rate of 4.08%. This advance may be called by the FHLB quarterly at the option of FHLB if rates rise and the rate earned by FHLB is no longer a “market” rate. This advance is fully secured by marketable securities. The FHLB advance matures on July 31, 2017. Due to the call provision, the expected maturity could differ from the contractual maturity.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.89060% at December 31, 2014). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2014	2013
Federal-
Current	$894	$656
Deferred	18	1,205
	912	1,861
State-
Current	322	145
Deferred	(161)	279
	161	424
	$1,073	$2,285

A comparison of income tax expense at the Federal statutory rate in 2014 and 2013 to the Company’s provision for income taxes is as follows:

(Dollars in thousands)	2014	2013

Federal income tax	$1,846	$2,742
Add (deduct) effect of:
State income taxes net of federal income tax effect	106	280
Tax-exempt interest income	(785)	(751)
Bank-owned life insurance	(192)	(155)
Other items, net	98	169
Provision for income taxes	$1,073	$2,285

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	2014	2013

Deferred tax assets (liabilities):
Write-downs and expenses of OREO	$145	$100
Allowance for loan losses	2,766	2,811
Unrealized (gain) loss on securities available for sale	(151)	1,059
SERP Liability	2,003	1,823
Other than temporary impairment loss	170	170
Depreciation	367	173
Nonaccrual interest	227	159
Pension liability	(202)	(11)
Other	500	111
Acquisition accounting adjustments	709	-
Net deferred tax assets, included in other assets	$6,534	$6,395

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

14.           Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

Year ended December 31, 2014:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding gains on available for sale securities	$426	$(151)	$275
Reclassification adjustment for (gains) realized in income	1	-	1
Other comprehensive gain on securities available for sale	427	(151)	276
Unrealized impairment loss on held to maturity security:
Unrealized impairment loss on held to maturity security	(501)	170	(331)

Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	515	(206)	309
Reclassification adjustment for (gains) realized in income	(10)	4	(6)
Other comprehensive gain from plan actuarial gains	505	(202)	303
Accumulated other comprehensive income (loss)	$431	$(183)	$248

Year ended December 31, 2013:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding losses on available for sale securities	$(2,992)	$1,059	$(1,933)
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment(loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	287	(115)	172
Reclassification adjustment for (gains) realized in income and amortization of prior service cost	(260)	104	(156)
Other comprehensive gain from plan actuarial gains	27	(11)	16

Total accumulated other comprehensive (loss)	$(3,466)	$1,218	$(2,248)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(Dollars in thousands)	Unrealized Holding (Losses) Gains on Available for Sale Securities	Unrealized Impairment Loss On Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$1,235	$(331)	$(100)	$804
Other comprehensive income (loss) before
Reclassifications	(3,168)	-	272	(2,896)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(156)	(156)
Other comprehensive income (loss)	(3,168)	-	116	(3,052)
Balance, December 31, 2013	(1,933)	(331)	16	(2,248)
Other comprehensive income (loss)
Before reclassifications	2,208	-	293	2,501
Amounts reclassified from accumulated
Other comprehensive income (loss)	1	-	(6)	(5)
Other comprehensive income	2,209	-	287	2,496
Balance, December 31, 2014	$276	$(331)	$303	$248

15.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2014 and 2013 up to 6% of base compensation.  Employer contributions to the plan amounted to $244,000 in 2014 and $229,000 in 2013.

Benefit Plans

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  The present value of the benefits accrued under these plans as of December 31, 2014 and 2013 is approximately $5.0 million and $4.6 million, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense of $451,000 and $213,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $21.2 million and $16.2 million as of December 31, 2014 and 2013, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

(Dollars in thousands)	2014	2013
Change in Benefit Obligation
Liability for pension, beginning	$4,538	$3,786
Service cost	262	274
Interest cost	199	199
Actuarial (gain) loss	(488)	279
Benefits paid	-	-
Liability for pension, ending	$4,511	$4,538

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,511	$4,538
Net actuarial gain included in accumulated other comprehensive income	505	27
Prior service cost included in accumulated other comprehensive income	-	-
Net recognized pension liability	$5,016	$4,565

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,511	$4,538
Accumulated benefit obligation	4,092	4,211

Components of Net Periodic Benefit Cost	2014	2013
Service cost	$262	$274
Interest cost	199	199
Amortization of prior service cost	-	8
Recognized net actuarial gain	(10)	(268)
Net periodic benefit expense	$451	$213

The net periodic benefit cost for the year ended December 31, 2015 is projected to be $230,000.

During the year ended December 31, 2015, actuarial gains of $181,000 are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense.

Weighted-Average Assumptions, December 31	2014	2013
Discount Rate	4.9%	4.9%
Salary Scale	4.0%	4.0%

	Projected Annual Benefit Payments*
(Dollars in thousands)	2015	$731
	2016	$-
	2017	$5,021
	2018	$-
	2019	$-
	2020-2024	$-

* Represents management’s expectation as of December 31, 2014 as to when such payments will be made.

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 440,701 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2014, there were 289,486 shares of common stock available for future grants under the Stock Plans, of which 246,960 shares are available for future grant under the 2013 Equity Incentive Plan and 42,526 shares are available for future grant under the 2006 Directors Stock Plan.

Stock-based compensation expense related to stock options was $69,000 and $84,000 for the years ended December 31, 2014 and 2013, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2014 and 2013 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	221,894	$8.91
Granted	25,305	8.06
Exercised	(11,601)	8.86
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2013	235,598	8.81	5.6	$623,916
Granted	11,700	11.02
Exercised	-	-
Forfeited	(7,901)	12.81
Expired	(15,469)	11.51
Outstanding at December 31, 2014	223,928	$8.60	5.3	$606,623

Exercisable at December 31, 2014	177,205	$8.80	4.7	$461,665

There were no options exercised in 2014.The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2013 was $28,000.

The following table summarizes stock options outstanding and exercisable at December 31, 2014:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.92 to $6.21	62,000	6.9	$6.15	43,999	6.8	$6.15
$6.79 to $10.75	111,052	5.6	$8.07	89,290	5.1	$8.05
$11.51 to $13.77	50,876	2.7	$12.73	43,916	1.7	$12.95
	223,928	5.3	$8.60	177,205	4.7	$8.80

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Fair value of options granted	$4.75	$2.69
Risk-free rate of return	1.65%	0.81%
Expected option life in years	7	7
Expected volatility	38.01%	30.82%
Expected dividends (1)	-	-

   (1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2014, there was approximately $71,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes nonvested restricted shares for the years ended December 31, 2014 and 2013:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at January 1, 2013	140,575	$6.41
Granted	45,093	9.75
Vested	(49,178)	8.97
Forfeited	-	-
Non-vested at December 31, 2013	136,490	6.59
Granted	63,900	11.21
Vested	(65,575)	7.73
Forfeited	-	-
Non-vested at December 31, 2014	134,815	$7.89

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $516,000 and $395,000 for the years ended December 31, 2014 and 2013.

As of December 31, 2014, there was approximately $934,000 of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

17.           Commitments and Contingencies

As of December 31, 2014, future minimum rental payments under non-cancelable operating leases are as follows:

(Dollars in thousands)	2015	$1,265
	2016	1,216
	2017	1,029
	2018	804
	2019	682
	Thereafter	2,409
		$7,405

Rent expense aggregated $1.4 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $297.1 million and $328.2 million to its borrowers as of December 31, 2014 and December 31, 2013, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $ 2.6 million at December 31, 2014 and $2.2 million at December 31, 2013.  The current amount of the liability as of December 31, 2014 and 2013 for guarantors under standby letters of credit is not material.

The Bank also enters into best efforts forward sales commitments to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These commitments are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales commitments was approximately $28.2 million at December 31, 2014 and $23.7 million at December 31, 2013.  Changes in fair value of the forward sales commitments, and the related loan origination commitments and closed loans, were not significant at December 31, 2014 and 2013.

Litigation

 The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Company’s financial position or results of operations.

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Marketing	$302	$295
Equipment	870	884
Telephone	422	364
Regulatory, professional and other consulting fees	1,360	1,104
Amortization of intangible assets	456	268
Other expenses	1,709	1,086
	$5,119	$4,001

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  As of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2014, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2014 and 2013 are as follows:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Company
Total Capital to Risk Weighted Assets	$98,309	12.28%	$64,045	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	91,384	11.41%	32,023	>4%	N/A	N/A
Tier I Capital to Average Assets	91,384	9.53%	38,348	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$96,048	12.00%	$64,045	>8%	$80,056	>10%
Tier I Capital to Risk Weighted Assets	89,123	11.13%	32,023	>4%	48,034	>6%
Tier I Capital to Average Assets	89,123	9.30%	38,348	>4%	47,935	>5%

As of December 31, 2013
Company
Total Capital to Risk Weighted Assets	$89,532	19.29%	$37,123	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	83,716	18.04%	18,562	>4%	N/A	N/A
Tier I Capital to Average Assets	83,716	10.89%	30,758	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$87,253	18.80%	$37,123	>8%	$46,404	>10%
Tier I Capital to Risk Weighted Assets	81,437	17.55%	18,562	>4%	27,842	>6%
Tier I Capital to Average Assets	81,437	10.59%	30,758	>4%	38,447	>5%

Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”).  Under the Banking Act and the FDIA, the Bank may not pay any dividends if after paying the dividend it would be undercapitalized under applicable capital requirements.  In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

In the event the Company defers payments on the junior subordinated debentures used to fund payments to be made pursuant to the terms of the Capital Securities, the Company would be unable to pay cash dividends on its common stock until the deferred payments are made.
20.           Shareholders’ Equity

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 255,540 shares of common stock of the Company at a price of $7.044 per share.

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

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including for example when net income available for shareholders for the past four quarters net of dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

In July 2005, the Board of Directors of the Company authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value. During the year ended December 31, 2014, the Company repurchased 14,072 shares for an aggregate price of approximately $144,000. During the year ended December 31, 2013, the Company repurchased 9,837 shares for an aggregate price of approximately $110,000.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$-	$1,524	$-	$1,524
Residential collateralized mortgage Obligations- GSE	-	4,533	-	4,533
Residential mortgage backed securities- GSE	-	27,771	-	27,771
Obligations of State and Political subdivisions	-	21,703	-	21,703
Trust preferred debt securities - single issuer	-	2,069	-	2,069
Corporate debt securities	-	19,521	-	19,521
Other debt securities		1,255		1,255
Restricted stock	-	1,760	-	1,760
Mutual fund	$-	25	$-	25

December 31, 2013:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$19,995	$1,515	$-	$21,510
Residential collateralized mortgage Obligations-GSE	-	5,413	-	5,413
Residential mortgage backed securities – GSE	-	31,966	-	31,966
Obligations of State and Political subdivisions	-	19,646	-	19,646
Trust preferred debt securities - single issuer	-	2,013	-	2,013
Corporate debt securities	-	16,518	-	16,518
Other debt securities		1,095		1,095
Restricted stock	-	1,013	-	1,013
Mutual fund	$-	25	$-	25

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Impaired loans	-	-	$3,883	$3,883
Other real estate owned	-	-	5,710	5,710

December 31, 2013:
Impaired loans	-	-	$7,879	$7,879
Other real estate owned	-	-	210	210

Impaired loans, measured at fair value and included in the above table, consisted of 8 loans having an aggregate balance of $4.0 million and specific loan loss allowances of $0.7 million at December 31, 2014 and 17 loans having an aggregate balance of $10.1 million and specific loan loss allowances of $1.8 million at December 31, 2013.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$3,883	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-17%(10.66%)
Other real estate owned	$5,710	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-39%(25.1%)

December 31, 2013
Impaired loans	$7,879	Appraisal of collateral (1)	Appraisal adjustments (2)	5-15%(8.87%)
Other real estate owned	$210	Appraisal of collateral (1)	Appraisal adjustments (2)	5-45%(21.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of other real estate owned was determined using appraisals, which may be adjusted based on management’s review and changes in market conditions.

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

Loans Held For Sale (Carried at Lower of Aggregated Cost or Fair Value). The fair values of loans held for sale are determined, when possible, using prices based on the best efforts commitment by the purchaser of the loan or quoted secondary market prices. If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.

Gross Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses, and market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

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

The estimated fair values, and the recorded book balances, at December 31, 2014 and 2013 are as follows:

December 31, 2014
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Cash and cash equivalents	$14,545	$14,545	-	-	$14,545
Securities available for sale	80,161	-	80,161	-	80,161
Securities held to maturity	143,638	-	148,476	-	148,476
Loans held for sale	8,372	-	8,500	-	8,500
Loans, net	647,372	-	-	656,153	656,153
Accrued interest receivable	3,096	-	3,096	-	3,096
Deposits	(817,761)	-	(818,265)	-	(818,265)
Borrowings	(25,107)	-	(25,838)	-	(25,838)
Redeemable subordinated debentures	(18,557)	-	(18,557)	-	(18,557)
Accrued interest payable	(907)	-	(907)	-	(907)

December 31, 2013
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Cash and cash equivalents	$69,278	$69,278	-	-	$69,278
Securities available for sale	99,199	19,995	79,204	-	99,199
Securities held to maturity	152,817	-	153,630	-	153,630
Loans held for sale	10,924	-	10,924	-	10,924
Loans, net	366,297	-	-	372,548	372,548
Accrued interest receivable	2,543	-	2,543	-	2,543
Deposits	(638,552)	-	(639,539)	-	(639,539)
Borrowings	(10,000)	-	(11,148)	-	(11,148)
Redeemable subordinated debentures	(18,557)	-	(18,557)	-	(18,557)
Accrued interest payable	(884)	-	(884)	-	(884)

Loan commitments and standby letters of credit as of December 31, 2014 and 2013 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments, standby letters of credit, interest rate lock commitment mortgage servicing rights and forward sales commitments are nominal.

22.           Parent-only Financial Information

The condensed financial statements of 1st Constitution Bancorp (parent company only) are presented below:

1st CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)
	December 31, 2014	December 31, 2013
Assets:
Cash	$66	$55
Investment securities available for sale, at fair value	557	557
Investment in subsidiaries	102,848	84,079
Other assets	2,196	2,223
Total Assets	$105,667	$86,914

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557	$18,557
Shareholders’ equity	87,110	68,357
Total Liabilities and Shareholders’ Equity	$105,667	$86,914

1st CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)
	Year ended December 31,
	2014	2013
Income:
Interest	$11	$11
Total Income	11	11

Expense:
Interest	355	362
Total Expense	355	362

Loss before income taxes and equity in undistributed income of subsidiaries	(344)	(351)
Federal income tax benefit	(117)	(120)

Loss before equity in undistributed income of subsidiaries	(227)	(231)
Equity in undistributed income of subsidiaries	4,583	6,011
Net Income	4,356	5,780
Equity in other comprehensive income (loss) of subsidiaries	2,496	(3,052)
Comprehensive Income	$6,852	$2,728

1st CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)
	Year ended December 31,
	2014	2013
Operating Activities:
Net Income	$4,356	$5,780
Adjustments:
Decrease in other assets	27	967
Equity in undistributed income of subsidiaries	(4,583)	(6,011)
Net cash used in operating activities	(200)	(135)

Cash Flows From Investing Activities:
Investment in subsidiary	(460)	(574)
Net cash (used in) investing activities	(460)	(574)

Cash Flows From Financing Activities:
Issuance of common stock, net	815	603
Purchase of treasury stock	(144)	(111)
Net cash provided by financing activities	671	492

Net increase (decrease) in cash	11	(217)
Cash at beginning of year	55	272
Cash at end of year	$66	$55

23.           Quarterly Financial Data (Unaudited)

The following sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2014 and 2013:

(Dollars in thousands, except per share data)	2014
	Dec. 31	Sept. 30	June 30	March 31

Summary of Operations
Interest income	$9,668	$10,133	$9,564	$7,996
Interest expense	1,187	1,186	1,186	1,099
Net interest income	8,481	8,947	8,378	6,897
Provision for loan losses	500	650	4,100	500
Net interest income after provision
For loan losses	7,981	8,297	4,278	6,397
Non-interest income	1,384	1,482	1,260	1,637
Non-interest expense	6,511	6,724	6,706	7,346
Income before income taxes	2,854	3,055	(1,168)	688
Income taxes	838	917	(728)	46
Net income	$2,016	$2,138	$(440)	$642

Net income (loss) per common share (1) :
Basic	$0.28	$0.30	$(0.06)	$0.09
Diluted	$0.27	$0.30	$(0.06)	$0.09

(1)
The sum of quarterly income (loss) per basic and diluted common share does not equal net income per basic and diluted common share for the year ended December 31, 2014 due to differences in the computation of weighted average basic and diluted common shares on a quarterly and annual basis.

	2013
	Dec. 31	Sept. 30	June 30	March 31
(Dollars in thousands, except per share data)

Summary of Operations
Interest income	$6,999	$7,339	$7,182	$7,472
Interest expense	1,012	1,034	1,061	1,148
Net interest income	5,987	6,305	6,121	6,324
Provision for loan losses	300	540	237	-
Net interest income after provision
For loan losses	5,687	5,765	5,884	6,324
Non-interest income	1,154	1,616	1,448	1,609
Non-interest expense	4,923	5,253	5,162	6,083
Income before income taxes	1,918	2,128	2,170	1,850
Income taxes	543	605	613	525
Net income	$1,375	$1,523	$1,557	$1,325

Net income per common share :
Basic	$0.24	$0.25	$0.26	$0.22
Diluted	$0.23	$0.25	$0.25	$0.22

24.           Subsequent Event
On February 20, 2015, the Company announced that its Board of Directors declared a 5 percent stock dividend to shareholders of record as of the close of business on March 16, 2015, payable on April 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 25, 2015	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 25, 2015
Robert F. Mangano /s/ CHARLES S. CROW, III	(Principal Executive Officer) Chairman of the Board	March 25, 2015
Charles S. Crow, III	Director
David C. Reed /s/ WILLIAM M. RUE	Director	March 25, 2015
William M. Rue /s/ FRANK E. WALSH, III	Director	March 25, 2015
Frank E. Walsh, III /s/ JOHN P. COSTAS	Director	March 25, 2015
John P. Costas /s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 25, 2015
Stephen J. Gilhooly	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(i)(B)
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

3	(ii)(A)		By-laws, as amended, of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2
Rights Agreement, dated as of March 18, 2004, between 1st Constitution Bancorp and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-A12G (SEC File No. 000-32891) filed with the SEC on March 18, 2004)

4.3
Subscription Agent Agreement, dated as of September 5, 2012, between the Company and Registrar and Transfer Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2012)

4.4			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.5			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1		#
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

10.23	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2013)

10.24
Agreement and Plan of Merger, dated as of August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013).

10.25
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013).

10.26	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.27	#
Amendment to the Amended and Restated Employment Agreement, dated April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

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