Form 10-Q
period 2015-03-31
1ST CONSTITUTION BANCORP
filed 2015-05-13
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of May 13, 2015, there were 7,504,014 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements.

1st Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CASH AND DUE FROM BANKS	$11,768	$14,545
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	-	-
Total cash and cash equivalents	11,768	14,545
INVESTMENT SECURITIES:
Available for sale, at fair value	84,062	80,161
Hel Held to maturity (fair value of $146,878 and $148,476 at Mar March 31, 2015 and December 31, 2014, respectively)	141,867	143,638
Total investment securities	225,929	223,799

LOANS HELD FOR SALE	8,710	8,372
LOANS	710,194	654,297
Less- Allowance for loan losses	(7,364)	(6,925)
Net loans	702,830	647,372

PREMISES AND EQUIPMENT, net	11,406	11,373
ACCRUED INTEREST RECEIVABLE	2,812	3,096
BANK-OWNED LIFE INSURANCE	21,352	21,218
OTHER REAL ESTATE OWNED	5,710	5,710
GOODWILL AND INTANGIBLE ASSETS	13,604	13,711
OTHER ASSETS	10,755	7,583
Total assets	$1,014,876	$956,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS
Non-interest bearing	$159,934	$162,281
Interest bearing	650,525	655,480
Total deposits	810,459	817,761

BORROWINGS	87,718	25,107
REDEEMABLE SUBORDINATED DEBENTURES	18,557	18,557
ACCRUED INTEREST PAYABLE	911	907
ACCRUED EXPENSES AND OTHER LIABILITIES	7,701	7,337
Total liabilities	925,346	869,669

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	-	-
Common Stock, no par value; 30,000,000 shares authorized; 7,537,767 and 7,165,084 shares issued and 7,503,138 and 7,134,174 shares outstanding as of March 31,2015 and December 31, 2014, respectively	65,602	61,448
Retained earnings	23,996	25,730
Treasury Stock, 34,629 shares and 30,910 shares at March 31, 2015 and December 31, 2014, respectively	(339)	(316)
Accumulated other comprehensive income	271	248
Total shareholders’ equity	89,530	87,110
Total liabilities and shareholders’ equity	$1,014,876	$956,779

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2015	2014

INTEREST INCOME:
Loans, including fees	$8,289	$6,238
Securities:
Taxable	817	1,122
Tax-exempt	555	581
Federal funds sold and short-term investments	25	55
Total interest income	9,686	7,996

INTEREST EXPENSE:
Deposits	932	899
Borrowings	126	116
Redeemable subordinated debentures	86	85
Total interest expense	1,144	1,100

Net interest income	8,542	6,896
PROVISION FOR LOAN LOSSES	500	500
Net interest income after provision for loan losses	8,042	6,396

NON-INTEREST INCOME:
Service charges on deposit accounts	239	219
Gain on sales of loans	1,047	740
Income on Bank-owned life insurance	134	129
Other income	464	549
Total other income	1,884	1,637

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,941	3,588
Occupancy expense	941	826
Data processing expenses	319	316
FDIC insurance expense	190	150
Other real estate owned expenses	97	41
Merger-related expenses	-	1,423
Other operating expenses	1,123	1,002
Total other expenses	6,611	7,346

Income before income taxes	3,315	687
INCOME TAXES	1,055	45
Net income	$2,260	$642

NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.09
Diluted	$0.30	$0.09

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	7,502,071	7,145,313
Diluted	7,648,849	7,340,782

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Comprehensive Income
 (Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net Income	$2,260	$642

Other comprehensive income:

Unrealized holding gains on securities available for sale	147	1,215
Tax effect	(97)	(370)
Net of tax amount	50	845

Pension liability	-	63
Tax effect	-	(25)
Net of tax amount	-	38

Reclassification adjustment for actuarial gains included in
Income (1)	(45)	-
Tax effect (2)	18	-
Net of tax amount	(27)	-

Total other comprehensive income	23	883

Comprehensive income	$2,283	$1,525

The accompanying notes are an integral part of these financial statements.

(1)	Included in salary and employee benefit expense on the consolidated statements of income
(2)	Included in income taxes on the consolidated statements of income

1st Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2015 and 2014
 (Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance, January 1, 2014	$49,403	$21,374	$(172)	$(2,248)	$68,357

Exercise of stock options and issuance of stock grants (31,800 shares)	224	-	-	-	224
Share-based compensation	37	-	-	-	37

Treasury stock purchased (3,891 shares)	-	-	(40)	-	(40)

Acquisition of Rumson Fair Haven Bank (1,019,223 shares)	11,161	-	-	-	11,161

Net Income for the three month ended March 31, 2014	-	642	-	-	642

Other comprehensive income	-	-	-	882	882
Balance, March 31, 2014	$60,825	$22,016	$(212)	$(1,366)	$81,263

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110
Exercise of stock options (2,559 shares)	19	-	-	-	19

Share-based compensation	141	-	-	-	141

Treasury stock purchased (2,175 shares)	-	-	(23)	-	(23)

5% Stock dividend declared March 2015 (359,662 shares)	3,994	(3,994)	-	-	-

Net income for the three months ended March 31, 2015	-	2,260	-	-	2,260

Other comprehensive income	-	-	-	23	23

Balance March 31, 2015	$65,602	$23,996	$(339)	$271	$89,530

The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,260	$642
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	500	500
Depreciation and amortization	407	488
Net amortization of premiums and discounts on securities	256	241
Gains on sales of loans held for sale	(1,047)	(740)
Originations of loans held for sale	(34,262)	(15,191)
Proceeds from sales of loans held for sale	34,971	23,601
Income on Bank – owned life insurance	(134)	(129)
Share-based compensation expense	141	37
Decrease in accrued interest receivable	284	196
(Increase) Decrease in other assets	(3,289)	231
Increase (Decrease) in accrued interest payable	5	(93)
Increase (Decrease) in accrued expenses and other liabilities	364	(234)
Net cash provided by operating activities	456	9,549
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(7,071)	-
Held to maturity	(7,553)	(4,179)
Proceeds from maturities and prepayments of securities -
Available for sale	3,136	12,661
Held to maturity	9,241	4,168
Net increase in loans	(55,958)	(15,056)
Capital expenditures	(333)	(21)
Net cash received in the acquisition	-	21,375
Net cash (used in) provided by investing activities	(58,538)	18,948
FINANCING ACTIVITIES:
Exercise of stock options and issuance of stock grants	19	224
Purchase of Treasury Stock	(23)	(40)
Net (Decrease)increase in demand, savings and time deposits	(7,302)	10,959
Net increase in borrowings	62,611	-
Net cash provided by financing activities	55,305	11,143
(Decrease) Increase in cash and cash equivalents	(2,777)	39,640
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,545	69,279
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$11,768	$108,919
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,139	$1,220
Income taxes	415	192
Non-cash investing activities statements.
Acquisition of Rumson
Noncash assets acquired :
Investment securities available for sale	$30,024
Loans	143,714
Accrued interest receivable	597
Premises and equipment, net	2,552
Goodwill	7,698
Core deposit intangible	1,189
Bank-owned life insurance	4,471
Other assets	886
191,131

Liabilities assumed :
Deposits	189,490
Advances from FHLB	11,030
Other liabilities	825
201,345

Common stock issued as consideration	11,161

The accompanying notes are an integral part of these financial statement

1st Constitution Bancorp
Notes To Consolidated Financial Statements
March 31, 2015
(Unaudited)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1st Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1st  Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp., and 249 New York Avenue, LLC. 1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014, filed with the SEC on March 26, 2015.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

On April 6, 2015, the Company paid a five percent common stock dividend to shareholders of record on March 16, 2015.  All common shares and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

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

 The following table summarizes the final fair value of the acquired assets and liabilities.

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$11,161
Cash payment	14,770
Total consideration paid	25,931
Recognized amounts of identifiable assets and liabilities assumed at fair value:
Cash and cash equivalents	36,145
Securities available for sale	30,024
Loans	143,714
Premises and equipment, net	1,913
Identifiable intangible assets	1,189
Bank-owned life insurance	4,471
Accrued interest receivable and other assets	1,738
Deposits	(189,490)
Borrowings	(11,030)
Other liabilities	(832)
Total identifiable assets	17,842
Goodwill	$8,089

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the measurement period, the acquirer also shall recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period may not exceed one year from the acquisition date. All measurements for the Rumson acquisition have been completed as of December 31, 2014.

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

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2015
	Net Income	Weighted- average shares	Per share amount

Basic earnings per common share: Net income	$2,260	7,502,071	$0.30
Effect of dilutive securities:
Stock options, warrants and unvested restricted stock awards		146,778
Diluted EPS:
Net income plus assumed conversion	$2,260	7,648,849	$0.30

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$642	7,145,313	$0.09
Effect of dilutive securities:
Stock options, warrants and unvested restricted stock awards		195,469
Diluted EPS:
Net income plus assumed conversion	$642	7,340,782	$0.09

 For the three months ended March 31, 2015 and 2014, 69,800, and 91,660 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(4)           Investment Securities

 Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
March 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,536	$4	$-	$1,540
Residential collateralized mortgage obligations- GSE	4,101	116	-	4,217
Residential mortgage backed securities – GSE	26,123	838	(38)	26,923
Obligations of State and Political subdivisions	21,708	309	(408)	21,609
Trust preferred debt securities – single issuer	2,473	-	(364)	2,109

Corporate debt securities	21,758	149	(22)	21,885
Other debt securities	1,208	-	(10)	1,198

Restricted stock	4,581	-	-	4,581
	$83,488	$1,416	$(842)	$84,062

March 31, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Held to maturity-
Residential collateralized mortgage obligations – GSE	18,064	-	18,064	714	-	18,778
Residential mortgage backed securities – GSE	54,276	-	54,276	1,724	-	56,000
Obligations of State and
Political subdivisions	68,651	-	68,651	2,331	(157)	70,825
Trust preferred debt securities-pooled	656	(501)	155	398	-	553
Other debt securities	721	-	721	1	-	722

	$142,368	$(501)	$141,867	$5,168	$(157)	$146,878

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,538	$-	$(14)	$1,524
Residential collateralized mortgage obligations- GSE	4,455	101	(23)	4,533
Residential mortgage backed securities - GSE	27,089	825	(143)	27,771
Obligations of State and Political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities-single issuer	2,472	-	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,290	1	(11)	1,290
Restricted stock	1,760	-	-	1,760
	$79,734	$1,378	$(951)	$80,161

December 31, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	19,304	-	19,304	700	-	20,004
Residential mortgage backed securities – GSE	56,528	-	56,528	1,563	(36)	58,055
Obligations of State and Political subdivisions	66,887	-	66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	-	561
Other debt securities	763	-	763	1	-	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476

Restricted stock at March 31, 2015 and December 31, 2014 consisted of approximately $4.5 million and $1.7 million, respectively, of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock.

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	-	$-	$-	$-	$-	$-	$-
Residential collateralized mortgage obligations –GSE		-	-	-	-	-	-
Residential mortgage backed securities GSE	11	7,887	(17)	4,152	(21)	12,039	(38)
Obligations of State and Political Subdivisions	59	13,092	(255)	8,558	(310)	21,650	(565)
Trust preferred debt securities- single issuer	4	-	-	2,109	(364)	2,109	(364)
Corporate debt securities	5	9,076	(12)	1,008	(10)	10,084	(22)
Other debt securities	2	987	(6)	69	(4)	1,056	(10)
Total temporarily impaired securities	81	$31,042	$(290)	$15,896	$(709)	$46,938	$(999)

December 31, 2014		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$1,524	$(14)	$-	$-	$1,524	$(14)
Residential collateralized mortgage obligations –GSE	1	1,025	(23)	-	-	1,025	(23)
Residential mortgage backed securities GSE	16	755	-	15,441	(179)	16,196	(179)
Obligations of State and Political Subdivisions	57	2,491	(23)	15,621	(398)	18,112	(421)
Trust preferred debt securities- single issuer	4	-	-	2,069	(403)	2,069	(403)
Corporate debt securities	7	6,259	(5)	1,017	(23)	7,276	(28)
Other debt securities	2	985	(6)	86	(5)	1,071	(11)
Total temporarily impaired securities	88	$13,039	$(71)	$34,234	$(1,008)	$47,273	$(1,079)

The following table sets forth certain information regarding the amortized cost, estimated fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale-Due in one year or less.”

(Dollars in thousands)	March 31, 2015
	Carrying Value	Estimated Fair Value	Yield
Available for sale
Due in one year or less	$12,791	$12,804	2.36%
Due after one year through five years	18,197	18,367	1.98%
Due after five years through ten years	17,040	17,344	2.56%
Due after ten years	35,460	35,547	3.47%
Total	$83,488	$84,062	2.79%

	Carrying Value	Estimated Fair Value	Yield
Held to maturity
Due in one year or less	$20,435	$20,438	0.63%
Due after one year through five years	15,302	15,862	3.79%
Due after five years through ten years	33,283	34,638	3.39%
Due after ten years	72,847	75,940	3.45%
Total	$141,867	$146,878	3.08%

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

Residential collateralized mortgage obligations and residential mortgaged-backed securities: The unrealized losses on investments in residential collateralized residential mortgage obligations and mortgage-backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuers, which are primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow where that present value of cash flow was less than the amortized cost basis of the security.  The present value of cash flow was developed using an EITF 99-20 model that considered performing collateral ratios, the level of subordination to senior tranches of the security, and credit ratings of and projected credit defaults in the underlying collateral.

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required.  As of March 31, 2015, management concluded that no additional other-than-temporary impairment had occurred.

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

The following table provides an aging of the loan portfolio by loan class at March 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$778	$-	$-	$778	$98,709	$99,487	$-	$-
Commercial Business	1,096	-	294	1,390	109,298	110,688	-	398
Commercial Real Estate	4,734	139	2,782	7,655	188,934	196,589	-	2,640
Mortgage Warehouse Lines	-	-	-	-	232,927	232,927	-	-

Residential Real Estate	-	-	1,361	1,361	45,047	46,408	-	1,361
Consumer
Loans to Individuals	19	-	263	282	22,583	22,865	-	263
Other	-	-	-	-	210	210	-	-
Deferred Loan Costs	-	-	-	-	1,020	1,020	-	-

Total	$6,627	$139	$4,700	$11,466	$698,728	$710,194	$-	$4,662

The following table provides an aging of the loan portfolio by loan class at December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans

Commercial
Construction	$-	$-	$-	$-	$95,627	$95,627	$-	$-
Commercial Business	1,823	51	492	2,366	108,405	110,771	-	464
Commercial Real Estate	3,988	-	2,772	6,760	191,451	198,211	-	2,435
Mortgage Warehouse Lines	-	-	-	-	179,172	179,172	-	-
Residential Real Estate	-	-	1,688	1,688	44,778	46,446	317	1,361

Consumer
Loans to Individuals	4	-	263	267	22,889	23,156	-	263
Other	-	-	-	-	199	199	-	-

Deferred Loan Costs	-	-	-	-	715	715	-	-
Total	$5,815	$51	$5,195	$11,061	$643,236	$654,297	$317	$4,523

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $2.0 million at March 31, 2015 and $2.0 million at December 31, 2014 were not classified as non-performing loans.

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

3w. Watch - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problems have not developed to the point which require a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2015.

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$97,498	$101,654	$178,222	$232,927	$44,734
Special Mention	1,989	8,173	10,916	-	95
Substandard	-	707	7,451	-	1,579
Doubtful	-	154	-	-	-
Total	$99,487	$110,688	$196,589	$232,927	$46,408

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$22,602	$210
Nonperforming	263	-
Total	$22,865	$210

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2014.

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate

Grade:
Pass	$95,391	$103,107	$178,701	$179,172	$44,768
Special Mention	236	6,711	12,052	-	95
Substandard	-	792	7,458	-	1,583
Doubtful	-	161	-	-	-
Loss	-	-	-	-	-
Total	$95,627	$110,771	$198,211	$179,172	$46,446

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$22,893	$199
Nonperforming	263	-
Total	$23,156	$199

Impaired Loans Disclosures

Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain or (2) they are contractually past due 90 days or more as to interest or principal payments unless the loans are both well secured and in the process of collection.

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2015 and December 31, 2014:

Period-End Allowance for Loan Losses by Impairment Method as of March 31,2015 (Dollars in thousands)
		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred Loan	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$-	$7,364

Ending Balance
Individually evaluated for impairment	-	122	738	-	-	26	-	-	-	886
Collectively evaluated for impairment	$1,117	$1,639	$1,651	$1,048	$210	$91	$2	$720	$-	$6,478

Loans receivables:
Ending Balance	$99,487	$110,688	$196,589	$232,927	$46,408	$22,865	$210	$-	$1,020	$710,194
Individually evaluated for impairment	453	550	5,758	-	1,361	263	-	-	-	8,385
Loans acquired with deteriorated credit quality	-	308	1,703	-	-	-	-	-	-	2,011
Collectively evaluated for impairment	$99,034	$109,830	$189,128	$232,927	$45,047	$22,602	$210	$-	$1,020	$699,798

Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2014 (Dollars in thousands)
		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred Loan	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Ending Balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$-	$6,925
Ending Balance
Individually evaluated for impairment	-	122	593	-	-	26	-	-	-	741
Collectively evaluated for impairment	$1,215	$1,639	$1,800	$896	$197	$103	$2	$332	$-	$6,184

Loans receivables:
Ending Balance	$95,627	$110,771	$198,211	$179,172	$46,446	$23,156	$199	$-	$715	$654,297
Individually evaluated for impairment	450	612	5,762	-	1,361	263	-	-	-	8,448
Loans acquired with deteriorated credit quality	-	320	1,705	-	-	-	-	-	-	2,025
Collectively evaluated for impairment	$95,177	$109,839	$190,744	$179,172	$45,085	$22,893	$199	$-	$715	$643,824

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2015 and 2014 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged to operations	(98)	62	(4)	152	13	(13)	-	388	500
Loans charged off	-	(62)	-	-	-	-	-	-	(62)
Recoveries of loans charged off	-	-	-	-	-	1	-	-	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

Balance - December 31, 2013	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$7,039
Provision charged to operations	60	454	114	(63)	17	(16)	(1)	(65)	500
Loans charged off	-	(511)	-	-	-	-	-	-	(511)
Recoveries of loans charged off	-	3	-	-	-	-	-	-	3
Balance - March 31, 2014	$1,265	$1,218	$3,136	$522	$182	$93	$2	$614	$7,031

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

Impaired Loans Receivables (By Class) – March 31, 2015
Three months ended March 31, 2015
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$453	$453	$-	$452	$6
Commercial Business	488	924	-	533	5
Commercial Real Estate	2,741	3,087	-	2,736	33
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	3,682	4,464	-	3,721	44
Residential Real Estate	1,361	1,376	-	1,361	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-
With no related allowance:	$5,043	$5,840	$-	$5,082	$44

With a related allowance:

Commercial
Construction	$-	$-	$-	$-	$-
Commercial Business	370	537	122	371	1
Commercial Real Estate	4,720	4,721	738	4,725	71
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,090	5,258	860	5,096	72
Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	263	263	26	263	-
Other	-	-	-	-	-
Subtotal	263	263	26	263	-
With a related allowance:	5,353	5,521	886	5,359	72

Total:
Construction	453	453	-	452	6
Commercial Business	858	1,461	122	904	6
Commercial Real Estate	7,461	7,808	738	7,461	104
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	1,361	1,376	-	1,361	-
Consumer	263	263	26	263	-
Total	$10,396	$11,361	$886	$10,441	$116

Impaired Loans Receivables (By Class) –December 31, 2014

(Dollars in thousands				For the year ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:

Commercial
Construction	$450	$450	$-	$329	$18
Commercial Business	558	1,145	-	586	20
Commercial Real Estate	4,058	4,344	-	4,144	139
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	5,066	5,939	-	5,059	177

Residential Real Estate	1,361	1,376	-	1,410	-

Consumer
Loans to Individuals	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	-	-	-	-	-

With no related allowance	6,427	7,315	-	6,469	177

With a related allowance:

Commercial
Construction	-	-	-	-	-
Commercial Business	374	374	122	531	3
Commercial Real Estate	3,409	3,409	593	3,439	214
Mortgage Warehouse Lines	-	-	-	-	-
Subtotal	3,783	3,783	715	3,970	217

Residential Real Estate	-	-	-	-	-

Consumer
Loans to Individuals	263	263	26	251	-
Other	-	-	-	-	-
Subtotal	263	263	26	251	-

With a related allowance	4,046	4,046	741	4,221	217

Total:
Construction	450	450	-	329	18
Commercial Business	932	1,519	122	1,117	23
Commercial Real Estate	7,467	7,753	593	7,583	353
Mortgage Warehouse Lines	-	-	-	-	-
Residential Real Estate	1,361	1,376	-	1,410	-
Consumer	263	263	26	251	-
Total	$10,473	$11,361	$741	$10,690	$394

Impaired Loans Receivables (By Class)

(Dollars in thousands)	Three months ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial
Construction	$120	$1
Commercial Business	918	3
Commercial Real Estate	784	7
Mortgage Warehouse Lines	-	-
Subtotal	1,822	11
Residential Real Estate	789	2

Consumer
Loans to Individuals	285	1
Other	-	-
Subtotal	285	1
With no related allowance:	$2,896	$14

With a related allowance:

Commercial
Construction	$-	$-
Commercial Business	471	-
Commercial Real Estate	9,123	49
Mortgage Warehouse Lines	-	-
Subtotal	9,594	49

Residential Real Estate	105	-

Consumer
Loans to Individuals	-	-
Other	-	-

Subtotal	-	-
With a related allowance:	9,700	49

Total:
Commercial	11,416	60
Residential Real Estate	895	2
Consumer	285	1
Total	$12,596	$63

Purchased Credit-Impaired Loans

Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality.The following table presents additional information regarding acquired credit-impaired loans at March 31, 2015 and December 31, 2014:

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Outstanding balance	$2,667	$2,705
Carrying amount	$2,011	$2,025

There were no changes in the expected cash flows of these loans during the three months ended March 31, 2015.  No allowance for loan losses has been recorded for acquired loans with evidence of deterioration as of March 31, 2015.

Changes in accretable discount for acquired credit-impaired loans for the three months ended March 31, 2015 and March 31, 2014 were as follows:

(Dollars in thousands)	March 31, 2015	March 31, 2014

Balance at beginning of period	$135	$-
Acquisition of impaired loans	-	241
Accretion of discount	(20)	(20)
Balance at end of period	$115	$221

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

(Dollars in thousands)
	Three months ended March 31,

	2015		2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment

	4	$1,624	1	$33

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

If the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period and maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial statements and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructuring in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default. In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.

There were no loans modified that were TDRs in the three months ended March 31, 2015. For the year ended December 31, 2014, there were 3 loans with a recorded investment of $162,000 that were modified as TDRs.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

As of March 31, 2015, there were 263,771 shares of common stock available for future grants under the Stock Plans, of which 219,119 shares are available for future grants under the 2013 Equity Incentive Plan and 44,652 shares are available for future grant under the 2006 Directors Stock Plan.

Stock-based compensation expense related to options was $12,000 and $37,000 for the three months ended March 31, 2015 and 2014, respectively.

Transactions under the Stock Plans during the three months ended March 31, 2015 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2015	235,124	$8.19
Granted	13,230	10.61
Exercised	(2,559)	7.78
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2015	245,795	$8.32	5.3	$800,208

Exercisable at March 31, 2015	205,698	$8.32	4.8	$678,936

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2015 are as follows:

January 2015

Fair value of options granted	$4.05
Risk-free rate of return	1.37%
Expected option life in years	7
Expected volatility	32.37%
Expected dividends (1)	-

(1)  To date, the Company has not paid cash dividends on its common stock.

As of March 31, 2015, there was approximately $99,000 of unrecognized compensation cost related to non-vested stock option based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes non-vested restricted shares for the three months ended March 31, 2015:

		Average
	Number of	Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2015	141,556	$7.51
Granted	29,558	10.51
Vested	(22,573)	8.58
Forfeited	-	-
Non-vested at March 31, 2015	148,541	$7.94

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock- based compensation expense related to stock grants was $129,000 and $127,000 for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there was approximately $1.2 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years from the date of grant.

(7)  Benefit Plans

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service. The 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plan.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $21.4 million and $21.2 million at March 31, 2015 and December 31, 2014, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2015 and 2014 were as follows:

(Dollars in thousands)	Three months ended March 31,
	2015	2014
Service cost	$74	$65
Interest cost	46	50
Actuarial (gain) loss recognized	(45)	(2)
	$75	$113

(8)  Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
Three Months Ended March 31, 2015:
Unrealized holding gains on available-for-sale securities:
Unrealized holding gains on available-for- sale securities	$574	$(248)	$326
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive gains on available-for- sale securities	574	(248)	326
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	505	(202)	303
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(45)	18	(27)
Other comprehensive gain on unfunded retirement obligations	460	(184)	276

Accumulated other comprehensive income	$533	$(262)	$271

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount

Three Months Ended March 31, 2014:
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) on available-for-sale securities	$(1,777)	$689	$(1,088)
Reclassification adjustment for (gains) realized in income	-	-	-
Other comprehensive (loss) on available-for-sale securities	(1,777)	689	(1,088)
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security:	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	90	(36)	54
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	-	-	-
Other comprehensive gain on unfunded retirement obligations	90	(36)	54

Accumulated other comprehensive loss	$(2,188)	$823	$(1,365)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income
(Dollars in thousands)
Three Months Ended March 31, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income before reclassifications	50	-	-	50
Amounts reclassified from accumulated other comprehensive income	-	-	(27)	(27)
Other comprehensive income	50	-	(27)	23
Balance, end of period	$326	$(331)	$276	$271

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income

Three Months Ended March 31, 2014:
Balance, beginning of period	$(1,933)	$(331)	$16	$(2,248)
Other comprehensive income before reclassifications	845	-	38	883
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Other comprehensive income	845	-	38	883
Balance, end of period	$(1,088)	$(331)	$54	$(1,365)

(9) Recent Accounting Pronouncements

ASU Update 2015-01 (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate the concept of extraordinary items from U.S. GAAP.  The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary and if so, to separately present the item in the income statement, net of tax, after income from continuing operations.  Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations.  For all entities (public and private), the ASU is effective for fiscal years beginning after December 15, 2015.   Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

Impaired loans.  Loans included in the following table are those which the Company has measured and recognized impairment, generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

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
March 31, 2015:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$-	$1,540	$-	$1,540
Residential collateralized mortgage obligations- GSE	-	4,217	-	4,217
Residential mortgage backed securities – GSE	-	26,923	-	26,923
Obligations of State and Political subdivisions	-	21,609	-	21,609
Trust preferred debt securities – single issuer	-	2,109	-	2,109
Corporate debt securities	-	21,885	-	21,885
Other debt securities	-	1,198	-	1,198
Restricted stock	-	4,581	-	4,581
Total		$84,062		$84,062

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Securities available for sale:
U. S. Treasury securities and
obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$-	$1,524	$-	$1,524
Residential collateralized mortgage obligations- GSE	-	4,533	-	4,533
Residential mortgage backed securities – GSE	-	27,771	-	27,771
Obligations of State and Political subdivisions	-	21,703	-	21,703
Trust preferred debt securities – single issuer	-	2,069	-	2,069
Corporate debt securities	-	19,521	-	19,521
Other debt securities	-	1,280	-	1,280
Restricted stock	-	1,760	-	1,760

Total		$80,161		$80,161

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2015:
Impaired loans	$-	$-	$1,101	$1,101

December 31, 2014:
Impaired loans	$-	$-	$3,883	$3,883
Other real estate owned	-	-	5,710	5,710

Impaired loans measured at fair value and included in the above table at March 31, 2015 consisted of 2 loans having an aggregate recorded investment of $1.4 million and specific loan loss allowances of $250,000.  Impaired loans measured at fair value and included in the above table at December 31, 2014 consisted of 8 loans having an aggregate balance of $4.0 million with a specific loan loss allowance of $700,000 and 3 loans totaling $578,000 which were charged down during the year.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2015
Impaired loans	$1,101	Appraisal of	Appraisal	50-54% (52.0%)
		collateral (1)	adjustments (2)

December 31, 2014
Impaired loans	$3,883	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	8%-17% (10.66%)
Other real estate owned	$5,710	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0%-39 (25.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of other real estate owned was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

The following is a summary of fair value versus carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.

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

Gross Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses that use market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings and Subordinated Debentures (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity.

The estimated fair values and carrying amounts of financial assets and liabilities were as follows:

March 31, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$11,768	$11,768	$-	$-	$11,768
Securities available for sale	84,062	-	84,062	-	84,062
Securities held to maturity	141,867	-	146,878	-	146,878
Loans held for sale	8,710	-	8,841	-	8,841
Loans, net	702,830	-	-	705,143	705,143
Accrued interest receivable	2,812	-	2,812	-	2,812
Deposits	(810,459)	-	(811,113)	-	(811,113)
Borrowings	(87,718)	-	(88,222)	-	(88,222)
Redeemable subordinated debentures	(18,557)	-	(18,557)	-	(18,557)
Accrued interest payable	(911)	-	(911)	-	(911)

December 31, 2014
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value

Cash and cash equivalents	$14,545	$14,545	$-	$-	$14,545
Securities available for sale	80,161	-	80,161	-	80,161
Securities held to maturity	143,638	-	148,476	-	148,476
Loans held for sale	8,372	-	8,500	-	8,500
Loans, net	647,372	-	-	656,153	656,153
Accrued interest receivable	3,096	-	3,096	-	3,096
Deposits	(817,761)	-	(818,265)	-	(818,265)
Borrowings	(25,107)	-	(25,838)	-	(25,838)
Redeemable subordinated debentures	(18,557)	-	(18,557)	-	(18,557)
Accrued interest payable	(907)	-	(907)	-	(907)

Loan commitments and standby letters of credit as of March 31, 2015 and December 31, 2014 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2015 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

General

Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., LLC, 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1st Constitution Capital Trust II, (“Trust II”) a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

The Bank operates nineteen branches and manages an investment portfolio through its subsidiary, 1st Constitution Investment Company of New Jersey, Inc.   FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  When used in this and in future filings by the Company with the SEC, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2015, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments

On February 20, 2015 the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on March 16, 2015, which was paid on April 6, 2015.  Per share amounts for the first quarter of 2015 and 2014 have been adjusted to reflect the common stock dividend.

Merger of Rumson-Fair Haven Bank and Trust Company with and into the Bank in 2014

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state-chartered commercial bank (“Rumson”), which merged with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019,223 shares of its common stock and paid $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary

The Company reported net income of $2.3 million for the three months ended March 31, 2015 a 47% increase compared to Adjusted Net Income (as defined below) of $1.5 million for the three months ended March 31, 2014. Net income per diluted share was $0.30 for the first quarter of 2015, a 43% increase compared to Adjusted Net Income per diluted share of $0.21for the first quarter of 2014.

Net income and net income per diluted share as reported were $642,000 and $0.09, respectively, for the first quarter of 2014.

Adjusted Net Income for the first quarter of 2014 excludes the pre-tax merger-related expenses of $1.4 million, or $896,000 net of tax, that were incurred in the merger of Rumson with and into the Bank on February 7, 2014.

The significant increase in net income for the first quarter of 2015 was due primarily to the $1.6 million increase in net interest income to $8.5 million, which was driven by the growth of the Bank’s loan portfolio in 2014 and the first quarter of 2015 and the inclusion of the operations of Rumson for the entire first quarter of 2015. Non-interest income for the first quarter of 2015 increased $247,000 to $1.9 million due to higher gains from the sales of residential mortgages and SBA guaranteed commercial loans.

Adjusted Net Income and Adjusted Net Income per diluted share are non-GAAP measures. The following table provides a reconciliation of  non-GAAP measures to net income and net income per diluted share as reported:

	Reconciliation of Non-GAAP Measures (1) (Dollars in thousands, except per share amounts)
	Three Months Ended March 31,
Adjusted Net Income:	2015	2014
Net income	$2,260	$642
Adjustment
Merger-related expenses	-	1,423
Income tax effect of Adjustment (2)	-	(527)
Adjusted Net Income	2,260	1,538

Adjusted Net Income per Diluted Share
Adjusted Net Income	$2,260	$1,538
Diluted shares outstanding	7,648,849	7,340,782
Adjusted Net Income per Diluted Share	$0.30	$0.21

Adjusted Return on Assets	0.95%	0.71%
Adjusted Return on Equity	10.42%	8.23%

(1)
The Company used the non-GAAP financial measures, Adjusted Net Income and Adjusted Net Income per Diluted Share, because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger related expenses incurred in the merger with Rumson.  The non-GAAP financial measures improve the comparability of the current period results with the results of prior periods.  The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for the Company’s GAAP results.

(2)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.
(3)	Adjusted Return on Assets and Adjusted Return on Equity exclude the after-tax merger-related expenses incurred in the first quarter of 2014.

First Quarter Highlights

•
Net interest income was $8.5 million in the first quarter of 2015 compared to $8.5 million in the fourth quarter of 2014 and $6.9 million in the first quarter of 2014. The net interest margin for each of these periods was 3.96%, 3.83% and 3.56%, respectively.

•
During the first quarter of 2015, the total loan portfolio increased $55.9 million, or 8.5%, to $710.2 million at March 31, 2015.  Mortgage warehouse lines outstanding increased $53.8 million to $232.9 million at March 31, 2015, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers due to favorable residential mortgage market interest rates. Constructions loans increased $3.9 million to $99.5 million at March 31, 2015, reflecting draws on existing lines and financing of new projects for customers. The loan to asset ratio increased to 70% at March 31, 2015 compared to 68% at December 31, 2014 and 55% at March 31, 2014.

•	SBA loan sales were $6.7 million and generated gains on sales of loans of $684,000, and SBA commercial loan originations were $9.7 million during the first quarter of 2015.

•
During the first quarter of 2015, the Bank’s residential mortgage banking operation originated $34.3 million of residential mortgages, of which 74% were refinancings, and sold $35.0 million of residential mortgage loans, which generated gains from the sales of loans of $363,000. At March 31, 2015, the pipeline of residential mortgage loans in process was $52.8 million and approximately 60% of the loans in process were for the refinancing of mortgages.

•
The Company’s efficiency ratio for the first quarter of 2015 improved to 61.7% compared to 64.2% for the fourth quarter of 2014 and 67.1% for the first quarter of 2014, excluding the effect of the merger expenses.

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 81.9% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three month period ended March 31, 2015 and 80.8% of net revenues for the three-month period ended March 31, 2014. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2015 and 2014. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	Three months ended March 31, 2015			Three months ended March 31, 2014

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$43,317	$25	0.24%	$96,202	$55	0.23%
Investment Securities:
Taxable	133,342	816	2.45%	184,773	1,122	2.43%
Tax-exempt (4)	89,667	842	3.75%	79,584	880	4.42%
Total	223,009	1,658	2.97%	264,357	2,002	3.03%
Loan Portfolio: (1)
Construction	97,126	1,541	6.43%	60,008	1,020	6.89%
Residential real estate	45,700	474	4.20%	35,314	333	3.83%
Home Equity	22,149	239	4.37%	18,829	213	4.59%
Commercial and commercial real estate	289,320	3,995	5.60%	227,575	3,315	5.91%
Mortgage warehouse lines	155,826	1,719	4.47%	91,861	1,080	4.77%
Installment	380	5	5.16%	274	4	6.07%
All Other Loans	25,757	316	4.98%	22,406	273	4.94%
Total	636,258	8,289	5.28%	456,268	6,238	5.55%
Total Interest-Earning Assets	902,584	9,972	4.47%	816,827	8,296	4.11%

Allowance for Loan Losses	(7,241)			(7,741)
Cash and Due From Bank	10,095			17,893
Other Assets	62,256			53,197
Total Assets	$967,694			$880,178

Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$308,237	$256	0.34%	$255,098	$208	0.33%
Savings Accounts	195,511	225	0.47%	199,707	223	0.45%
Certificates of Deposit	163,426	452	1.12%	160,831	468	1.18%
Other Borrowed Funds	21,802	126	2.34%	15,900	116	2.95%
Trust Preferred Securities	18,557	86	1.89%	18,557	85	1.86%
Total Interest-Bearing Liabilities	707,533	1,144	0.66%	650,093	1,100	0.69%

Net Interest Spread (2)			3.80%			3.42%

Demand Deposits	163,812			146,568
Other Liabilities	8,372			7,705
Total Liabilities	879,717			804,366
Shareholders’ Equity	87,977			75,812
Total Liabilities and Shareholders’ Equity	$967,694			$880,178
Net Interest Margin (3)		$8,828	3.96%		$7,196	3.56%

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

The Company’s net interest income increased on a tax-equivalent basis by $1.6 million, or 22.7%, to $8.8 million for the three months ended March 31, 2015 from $7.2 million reported for the three months ended March 31, 2014. The increase in the Company’s net interest income for the three months ended March 31, 2015 compared to the comparable 2014 period was due primarily to the growth of average earning assets, an increase in the average yield on interest-earning assets and lower rates paid on interest-bearing liabilities.

Average interest-earning assets increased by $85.8 million, or 10.5%, to $902.6 million for the three month period ended March 31, 2015 from $816.8 million for the three month period ended March 31, 2014. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 36 basis points to 4.47% for the three month period ended March 31, 2015 when compared to 4.11% for the three month period ended March 31, 2014 due primarily to the increase in the average balance of the loan portfolio in the quarter ended March 31, 2015. The growth of the average balance of the loan portfolio in the quarter ended March 31, 2015 reflects the internal growth of loans in 2014 and the first quarter of 2015 and the inclusion of the Rumson operations for the entire first quarter of 2015.

Average interest-bearing liabilities increased by $57.4 million, or 8.8%, to $707.5 million for the three month period ended March 31, 2015 from $650.1 million for the three month period ended March 31, 2014 due primarily to the inclusion of the Rumson operations for the entire first quarter of 2015.  Overall, the cost of total interest-bearing liabilities decreased 3 basis points to 0.66% for the three months ended March 31, 2015 from 0.69% for the three months ended March 31, 2014.

The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 3.96% for the three months ended March 31, 2015 compared to 3.56% the three months ended March 31, 2014.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  Using this evaluation process, the Company recorded a provision for loan losses of $500,000 for the three months ended March 31, 2015 compared to $500,000 for the three months ended March 31, 2014. At March 31, 2015, non-performing loans decreased by $178,000, or 3.7%, to $4.7 million and the ratio of non-performing loans to total loans was 0.66% at March 31, 2015 compared to 0.74% at December 31, 2014.  At March 31, 2015, the loan portfolio balance was $710.2 million, which represented an increase of $55.9 million compared to the December 31, 2014 balance of $654.3 million. The increase in the loan portfolio during the first quarter of 2015 was due primarily to an increase of $53.8 million in mortgage warehouse loans and an increase of $3.9 million in construction loans, which were partially offset by a $1.6 million decrease in commercial real estate loans.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2015 was $1.9 million, an increase of $247,000, or 15.1%, compared to non-interest income of $1.6 million for the three months ended March 31, 2014 due principally to higher gains on the sale of loans.

Service charges on deposit accounts represent a consistent source of non-interest income. Service charge revenues increased nominally to $239,000 for the three months ended March 31, 2015 from $219,000 for the three months ended March 31, 2014. This increase was the result of a higher volume of uncollected funds and overdraft fees collected on deposit accounts during the first three months of 2015 compared to the first three months of 2014.

Gain on sales of loans originated for sale increased by $307,000, or 41.5%, to $1.0 million for the three months ended March 31, 2015 compared to $740,000 for the three months ended March 31, 2014.  The Bank sells both loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. SBA loan sales were $6.7 million and generated gains on sales of loans of $684,000, and SBA commercial loan originations were $9.7 million during the first quarter of 2015.

 During the first quarter of 2015, the Bank’s residential mortgage banking operation originated $35.8 million of residential mortgages, of which 74% were refinancings, and sold $33.9 million of residential mortgage loans, which generated gains from the sales of loans of $363,000. At March 31, 2015, the pipeline of residential mortgage loans in process was $52.8 million and approximately 60% of the loans in process were for the refinancing of mortgages. The current lower interest rate environment for mortgage loans resulted in higher demand for mortgage financings, which generated the higher volume of mortgage loan originations for the first three months of 2015 compared to the first three months of 2014.

Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $134,000 for the three months ended March 31, 2015 compared to $129,000 for the three months ended March 31, 2014. The Bank acquired $4.5 million of BOLI assets in the Rumson merger in 2014.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income decreased to $464,000 for the three months ended March 31, 2015 compared to $549,000 for the three months ended March 31, 2014 due to lower transaction activity.

Non-Interest Expense

Non-interest expenses were $6.6 million for the three months ended March 31, 2015, an increase of $688,000 compared to $5.9 million, excluding the effect of the Rumson merger expense, for the first quarter of 2014. Approximately $233,000 of the increase in non-interest expenses in the first quarter of 2015 reflect the inclusion of the former Rumson operations for the entire first quarter of 2015 compared to only a portion of the first quarter of 2014. The following table presents the major components of non-interest expenses for the three months ended March 31, 2015 and 2014.

Non-interest Expenses
(Dollars in thousands)	Three months ended March 31,
	2015	2014
Salaries and employee benefits	$3,941	$3,588
Occupancy expenses	941	826
Data processing services	319	316
FDIC insurance expense	190	150
Other real estate owned expenses	97	41
Merger-related expenses	-	1,423
Equipment expense	218	185
Marketing	130	70
Regulatory, professional and other fees	277	207
Office expense	212	188
Directors’ fees	28	24
Amortization of intangible assets	108	103
Other expenses	150	225
Total	$6,611	$7,346

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $353,000, or 9.8%, to $3.9 million for the three months ended March 31, 2015 compared to $3.6 million for the three months ended March 31, 2014. Approximately $115,000 of the increase was due to the inclusion of the former Rumson operations for the entire first quarter of 2015. The balance of the increase in salaries and employee benefits for the three months ended March 31, 2015 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Full time equivalent employees at March 31, 2015 increased to 179 as compared to 172 full time equivalent employees at March 31, 2014.

Occupancy expenses increased by $115,000, or 13.9%, to $941,000 for the three months ended March 31, 2015 compared to $826,000 for the three months ended March 31, 2014.  The increase for the quarter ended March 31, 2015 resulted from increased depreciation, property taxes and maintenance costs of the five properties acquired as a result of the Rumson merger and the inclusion of the former Rumson operations for the entire first quarter of 2015.

The cost of data processing services increased slightly to $319,000 for the three months ended March 31, 2015 from $316,000 for the three months ended March 31, 2014, reflecting the operating scale obtained through the integration of the former Rumson operations.

FDIC insurance expense increased to $190,000 for the three months ended March 31, 2015 compared to $150,000 for the three months ended March 31, 2014 primarily as a result of the higher assessment rate for FDIC insurance premiums. The assessment rate increased in 2015 compared to 2014 due primarily to the higher level of charge-offs in 2014 related primarily to the apparent loan fraud perpetrated by Projuban, LLC d/b/a G3K Displays that was previously disclosed in the Company’s Current Report on Form 8-K dated June 20, 2014.

Other real estate owned expenses increased by $56,000 to $97,000 for the three months ended March 31, 2015 compared to $41,000 for the three months ended March 31, 2014 as the Company incurred a higher level of property taxes, maintenance and other costs on foreclosed properties held as other real estate owned during the 2015 period compared with the 2014 period. At March 31, 2015, the Company held three properties with an aggregate value of $5.7 million as other real estate owned compared to two properties with an aggregate value of $2.1 million at March 31, 2014.

There were no merger-related expenses incurred in the first quarter of 2015 compared to merger-related expenses of $1.4 million incurred in the first quarter of 2014 in connection with the Rumson merger.

Equipment expense increased by $33,000, or 17.8%, to $218,000 for the three months ended March 31, 2015 compared to $185,000 for the three months ended March 31, 2014 due to the inclusion of the former Rumson operations.

Regulatory, professional and other fees increased by $70,000, or 33.8%, to $277,000 for the three months ended March 31, 2015 compared to $207,000 for the three months ended March 31, 2014.  During the first three months of 2015, the Company incurred higher professional fees in connection with lending, collections and other general corporate matters.

Amortization of intangible assets increased to $108,000 for the first quarter of 2015 from $103,000 for the first quarter of 2014 due to the increase in core deposit intangible assets of $1.2 million recorded in the Rumson merger.

Other expenses decreased by $75,000 to $150,000 for the three months ended March 31, 2015 compared to $225,000 for the three months ended March 31, 2014 as current year decreases occurred in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses and fees as well as expenses associated with lending activities.

Income Taxes

Pre-tax income increased to $3.3 million for the three months ended March 31, 2015 compared to $688,000 for the three months ended March 31, 2014.

The Company recorded income tax expense of $1.1 million for the three months ended March 31, 2015 which resulted in an effective tax rate of 31.8% compared to income tax expense of $46,000 and an effective tax rate of 6.7% for the three months ended March 31, 2014. The increase in income tax expense for the quarter ended March 31, 2015 was primarily due to the significantly higher amount of pre-tax income in the first quarter of 2015 compared to the first quarter of 2014.  The low effective tax rate in the first quarter of 2014 was due primarily to the amount of tax-exempt income relative to the low amount of pre-tax income in the quarter.

Financial Condition

March 31, 2015 Compared with December 31, 2014

Total consolidated assets at March 31, 2015 were $1.0 billion, representing an increase of $58.1 million, or 6.1%, from total consolidated assets of $956.8 million at December 31, 2014.  The increase in assets was primarily attributable to a $62.6 million increase in FHLB borrowings that was used to primarily fund a $55.9 million increase in loans, including an increase of $53.8 million in mortgage warehouse loans.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2015 totaled $11.8 million compared to $14.5 million at December 31, 2014, a decrease of $2.8 million or 19.1%. To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.

Loans Held for Sale

Loans held for sale at March 31, 2015 were $8.7 million compared to $8.4 million at December 31, 2014. As indicated in the Consolidated Statements of Cash Flows, the amount of mortgage loans originated for sale was $34.3 million for the three months ended March 31, 2015 compared to $15.2 million for the three months ended March 31, 2014. The decrease in long-term market interest rates that occurred during late 2014 and continued into 2015 increased the demand for mortgage loan financings during the first quarter of 2015.  The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities

Investment securities represented 22% of total assets at March 31, 2015 and 23% at December 31, 2014. Total investment securities increased $2.1 million, or 1.0%, to $225.9 million at March 31, 2015 from $223.8 million at December 31, 2014. Purchases of investments totaled $14.6 million during the three months ended March 31, 2015, and proceeds from calls, maturities and repayments totaled $12.4 million during the period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At March 31, 2015, securities available for sale totaled $84.1 million, which is an increase of $3.9 million, or 4.9%, from securities available for sale totaling $80.2 million at December 31, 2014.

At March 31, 2015, the securities available for sale portfolio had net unrealized gains of $574,000 compared to net unrealized gains of $427,000 at December 31, 2014.  These unrealized gains are reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2015, securities held to maturity were $141.9 million, a decrease of $1.8 million from $143.6 million at December 31, 2014.  The fair value of the held to maturity portfolio at March 31, 2015 was $146.9 million.

Loans

The loan portfolio, which represents our largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and commercial real estate loans on income producing assets.

The following table represents the components of the loan portfolio at March 31, 2015 and December 31, 2014.

Loan Portfolio Composition
(Dollars in thousands)
	March 31, 2015		December 31, 2014
Component	Amount	%	Amount	%
Construction loans	$99,487	14%	$95,627	15%
Residential real estate loans	46,408	6%	46,446	7%
Commercial business	110,688	16%	110,771	17%
Commercial real estate	196,589	28%	198,211	30%
Mortgage warehouse lines	232,927	32%	179,172	27%
Loans to individuals	22,865	3%	23,156	4%
Deferred loan costs	1,020	0%	715	0%
All other loans	210	0%	199	0%
	$710,194	100%	$654,297	100%

The loan portfolio increased by $55.9 million, or 8.5%, to $710.2 million at March 31, 2015 compared to $654.3 million at December 31, 2014.

Mortgage warehouse lines outstanding increased $53.8 million, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers due to favorable residential mortgage market interest rates. The growth of this portfolio segment was the primary driver of the increase in the loan portfolio.

The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.  Additionally, customers of the warehouse line of credit are required to maintain deposit relationships with the Bank that, on average, represent 10% to 12% of the loan balances.

Commercial business loans were relatively unchanged during the first quarter of 2015. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Commercial real estate loans declined slightly during the first quarter of 2015. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties primarily and income producing properties secondarily. First mortgage construction loans are made to developers and builders primarily for single family homes or smaller multi-family buildings (less than ten units) that are presold, or are to be sold or leased on a speculative basis. The bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

The bank also finances the construction of individual, owner-occupied single family homes. These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.

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

Non-performing loans decreased by $178,000 to $4.7 million at March 31, 2015 from $4.8 million at December 31, 2014.  The major segments of non-accrual loans consist of commercial real estate loans and commercial loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

As the table demonstrates, non-performing loans to total loans decreased to 0.66% at March 31, 2015 from 0.74% at December 31, 2014 principally due to the decrease in non-performing loans and an increase in total loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	March 31,	December 31,
(Dollars in thousands)	2015	2014
Non-Performing loans:
Loans 90 days or more past due and still accruing	$-	$317
Non-accrual loans	4,662	4,523
Total non-performing loans	4,662	4,840
Other real estate owned	5,710	5,710
Other repossessed assets	66	66
Total non-performing assets	10,438	10,616
Performing troubled debt restructurings	3,930	3,925
Performing troubled debt restructurings and total non-performing assets	$14,368	$14,541

Non-performing loans to total loans	0.66%	0.74%
Non-performing loans to total loans excluding mortgage warehouse lines	0.98%	1.02%
Non-performing assets to total assets	1.03%	1.11%
Non-performing assets to total assets excluding mortgage warehouse lines	1.34%	1.37%
Total non-performing assets and performing troubled debt restructurings to total assets	1.42%	1.52%

Non-performing assets decreased by $178,000 to $10.4 million at March 31, 2015 from $10.6 million at December 31, 2014.  Other real estate owned totaled $5.7 million at March 31, 2015 and December 31, 2014.

At March 31, 2015, the Bank had ten loans totaling $4.4 million which were troubled debt restructurings.  Three of these loans totaling $486,000 are included in the above table as non-accrual loans; the remaining seven loans totaling $3.9 million are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the Rumson merger with evidence of deteriorated credit quality of $2.0 million at March 31, 2015 were not classified as non-performing loans.

Non-performing assets represented 1.03% of total assets at March 31, 2015 and 1.11% of total assets at December 31, 2014.

Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past-due 10 days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. Also, delinquency notices are system-generated when loans are five days past-due and again at 15 days past-due.

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

All, or part, of the principal balance of commercial and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component is an estimation of losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed and for homogeneous groups of loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.  Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

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

The following discusses the risk characteristics of each of our loan portfolio segments-commercial, mortgage warehouse lines of credit, and consumer.

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

As a separate segment of the total portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan loss purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008, there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

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

Consumer
The Company’s consumer loan segment is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores
•	Internal credit risk grades
•	Loan-to-value ratios
•	Collateral
•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses (Dollars in thousands)
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2015	2014	2014
Balance, beginning of period	$6,925	$7,039	$7,039
Provision charged to operating expenses	500	5,750	500
Loans charged off :
Construction loans	-	-
Residential real estate loans	-	(15)	-
Commercial and commercial real estate	(62)	(5,906)	(511)
Loans to individuals	-	(1)	-
Lease financing	-	-	-
All other loans	-	-	-
	(62)	(5,922)	(511)
Recoveries
Construction loans	-	-	-
Residential real estate loans	-	-	-
Commercial and commercial real estate	-	58	3
Loans to individuals	1	-	-
Lease financing	-	-	-
All other loans	-	-	-
	1	58	3

Net charge offs	(61)	(5,864)	(508)

Balance, end of period	$7,364	$6,925	$7,031

Loans :
At period end	$710,194	$654,297	$531,405
Average during the period	629,153	563,379	450,571
Net charge offs to average loans outstanding	(0.01%)	(1.04%)	(0.11%)
Net charge offs to average loans outstanding, excluding
mortgage warehouse loans	(0.01%)	(1.33%)	(0.14%)
Allowance for loan losses to :
Total loans at period end	1.04%	1.06%	1.32%
Total loans at period end excluding mortgage warehouse loans	1.32%	1.27%	1.02%
Non-performing loans	157.90%	143.10%	94.30%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of March 31, 2015 and December 31, 2014, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	March 31, 2015			December 31, 2014
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans

Commercial and Commercial real estate	$4,150	1.35%	44%	4,154	1.34%	48%
Construction loans	1,117	1.12%	14%	1,215	1.27%	15%
Residential real estate loans	210	0.45%	7%	197	0.42%	7%
Loans to individuals	119	0.51%	3%	131	0.57%	3%
Subtotal	5,596	1.18%	68%	5,697	1.20%	73%
Mortgage warehouse lines	1,048	0.45%	32% %	896	0.50%	27%
Unallocated reserves	720	-	-	332	-	-

Total	$7,364	1.04%	100%	$6,925	1.06%	100%

The Company recorded a provision for loan losses of $500,000 for the three months ended March 31, 2015 and 2014.   In addition to the results of management’s comprehensive review of the adequacy of the allowance, the decision for the amount of the current provision was further supported by the risk profile of the loan portfolio and an increase of $55.9 million in total loans at March 31, 2015 compared to December 31, 2014.  Net charge-offs/recoveries amounted to a net charge-off of $61,000 for the three months ended March 31, 2015.

At March 31, 2015, the allowance for loan losses was $7.4 million compared to $6.9 million at December 31, 2014, an increase of $439,000.  The ratio of the allowance for loan losses to total loans at March 31, 2015 and December 31, 2014 was 1.04% and 1.06%, respectively.   The allowance for loan losses as a percentage of non-performing loans was 157.9% at March 31, 2015 compared to 143.1% at December 31, 2014. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2015 and December 31, 2014.

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Demand
Non-interest bearing	$159,934	$162,281
Interest bearing	299,465	297,679
Savings	198,468	190,817
Time	152,592	166,984
	$810,459	$817,761

At March 31, 2015, total deposits were $810.5 million, a decrease of $7.3 million or 0.9% from $817.8 million at December 31, 2014.  This decrease was due primarily to the maturity of brokered deposits acquired from Rumson that were not replaced.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $87.7 million at March 31, 2015, consisting of $67.1 million in overnight borrowings from the FHLB and $20.6 million of long-term FHLB borrowings, compared to $25.1 million at December 31, 2014, consisting of $4.4 million of overnight borrowings from the FHLB and $20.7 million of long-term FHLB borrowings. Two long term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10.0 million and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a carrying amount of $10.6 million at March 31, 2015.

The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10.0 million that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2.4 million, or 2.8%, to $89.5 million at March 31, 2015 from $87.1 million at December 31, 2014.  Tangible book value per common share increased by $0.32 to $10.12 at March 31, 2015 from $9.80 at December 31, 2014.   The ratio of average shareholders’ equity to total average assets was 9.09% at March 31, 2015 and 8.62% at December 31, 2014, respectively.

Shareholders’ equity increased $2.4 million due to net income of $2.3 million, $160,000 from the exercise of stock options and share based compensation and $23,000 in other comprehensive income for the three months ended March 31, 2015. Partially offsetting these increases were treasury stock purchases of $23,000 during the period.

In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) had declared a common stock dividend every year (except 2013 and 2014) since 1992 and has paid such dividends every year since 1993 (except 2014).   On February 20, 2015, the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on March 16, 2015 which was paid on April 6, 2015.  Per share amounts for the current period and prior periods have been adjusted to reflect the common stock dividend.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY”.

In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares, if any, made during the quarter ended March 31, 2015 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Company
Common equity Tier 1 (CET1)	$76,814	8.78%	$39,390	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	102,177	11.67%	70,027	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	94,814	10.83%	52,520	>6%	N/A	N/A
Tier 1 Capital to Average Assets	94,814	9.93%	38,184	>4%	N/A	N/A

Bank
Common equity Tier 1 (CET1)	$92,543	10.57%	$39,390	>4.5%	$56,897	≥6.5%
Total Capital to Risk Weighted Assets	99,907	11.41%	70,027	>8%	87,533	≥10%
Tier 1 Capital to Risk Weighted Assets	92,543	10.57%	52,520	>6%	70,027	≥8%
Tier 1 Capital to Average Assets	92,543	9.69%	38,184	>4%	47,730	>5%

As of December 31, 2014
Company
Total Capital to Risk Weighted Assets	$98,309	12.28%	$64,045	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	91,384	11.41%	32,023	>4%	N/A	N/A
Tier 1 Capital to Average Assets	91,384	9.53%	38,348	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$96,048	12.00%	$64,045	>8%	$80,056	>10%
Tier 1 Capital to Risk Weighted Assets	89,123	11.13%	32,023	>4%	48,034	>6%
Tier 1 Capital to Average Assets	89,123	9.30%	38,348	>4%	47,935	>5%

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act.  The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). Under Basel III Capital Rules, the initial minimum capital ratios effective as of January 1, 2015 are as follows: common equity Tier 1 (CET1) ratio of 4.5% of risk-weighted assets, Tier 1 capital ratio of 6% of risk weighted assets, total capital to risk-weighted assets of 8% and Tier 1 leverage ratio of 4%.

The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets.

At March 31, 2015, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth, the expansion of the Bank and to continue its status as a well-capitalized institution.

Liquidity

At March 31, 2015, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $507.4 million, of its total assets at March 31, 2015.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2015, the Bank pledged collateral to the FHLB to support additional borrowings of $42.1 million. The Bank also maintains an unsecured federal funds line of $25.0 million with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2015, the balance of cash and cash equivalents was $11.8 million.

Net cash provided by operating activities totaled $456,000 for the three months ended March 31, 2015 compared to net cash provided by operating activities of $9.5 million for the three months ended March 31, 2014.  A source of funds is net income from operations adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expenses, and net amortization of premiums on securities.  Net cash provided by operating activities for the three months ended March 31, 2015 was significantly lower than net cash provided by operating activities for the three months ended March 31, 2014 due to greater proceeds from sales of loans than originations of loans in the 2014 period.

Net cash used in investing activities totaled $58.5 million for the three months ended March 31, 2015 compared to net cash provided by investing activities of $18.9 million for the three months ended March 31, 2014.  Net cash used during the first quarter of 2015 was due primarily to the net increase in loans of $55.9 million and net cash received during the first quarter of 2014 was primarily as a result of the Rumson merger.

Net cash provided by financing activities was $55.3 million for the three months ended March 31, 2015 compared to $11.1 million for the three months ended March 31, 2014.  The primary source of funds for the 2015 period was  the increase in borrowed funds, which was partially offset by the decrease in deposits, while the primary source for the 2014 period was the net increase in deposits.

The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2015, prepayments and maturities of investment securities totaled $12.4 million.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

Based upon the current interest rate environment, as of March 31, 2015, our sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
300	$2,940	7.6%	$2,152	$1.79%
200	1,688	4.4%	1,835	1.53%
-	-	0.0%	-	0.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2005, the board of directors authorized a stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding at that date.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2015, if any.

 Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2015	January 31, 2015	-	-	-	130,131
February 1, 2015	February 28, 2015	2,175	$10.57	2,175	127,956
March 1, 2015	March 31, 2015	-	-	-	127,956
Total		2,175	$10.57	2,175	127,956

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

1ST CONSTITUTION BANCORP

Date: May 13, 2015	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)