Form 10-Q
period 2015-06-30
1ST CONSTITUTION BANCORP
filed 2015-08-12
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2015, there were 7,546,835 shares of the registrant’s common stock, no par value, outstanding.

1

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.
1st Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CASH AND DUE FROM BANKS	$16,364	$14,545
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	—	—
Total cash and cash equivalents	16,364	14,545
INVESTMENT SECURITIES:
Available for sale, at fair value	80,576	80,161
Held to maturity (fair value of $130,257 and $148,476 at June 30, 2015 and December 31, 2014, respectively)	126,651	143,638
Total investment securities	207,227	223,799

LOANS HELD FOR SALE	9,231	8,372
LOANS	758,506	654,297
Less- Allowance for loan losses	(7,351)	(6,925)
Net loans	751,155	647,372

PREMISES AND EQUIPMENT, net	11,475	11,373
ACCRUED INTEREST RECEIVABLE	2,976	3,096
BANK-OWNED LIFE INSURANCE	21,301	21,218
OTHER REAL ESTATE OWNED	5,328	5,710
GOODWILL AND INTANGIBLE ASSETS	13,497	13,711
OTHER ASSETS	8,376	7,583
Total assets	$1,046,930	$956,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS
Non-interest bearing	$161,029	$162,281
Interest bearing	637,059	655,480
Total deposits	798,088	817,761

BORROWINGS	130,728	25,107
REDEEMABLE SUBORDINATED DEBENTURES	18,557	18,557
ACCRUED INTEREST PAYABLE	855	907
ACCRUED EXPENSES AND OTHER LIABILITIES	7,175	7,337
Total liabilities	955,403	869,669

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 7,543,580 and 7,165,084 shares issued and 7,508,075 and 7,134,174 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	65,792	61,448
Retained earnings	26,311	25,730
Treasury Stock, 35,505 shares and 30,910 shares at June 30, 2015 and December 31, 2014, respectively	(349)	(316)
Accumulated other comprehensive (loss) income	(227)	248
Total shareholders’ equity	91,527	87,110
Total liabilities and shareholders’ equity	$1,046,930	$956,779
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Loans, including fees	$9,238	$7,870	$17,527	$14,108
Securities:
Taxable	790	1,059	1,607	2,181
Tax-exempt	530	589	1,086	1,170
Federal funds sold and short-term investments	6	46	31	101
Total interest income	10,564	9,564	20,251	17,560

INTEREST EXPENSE:
Deposits	912	972	1,844	1,871
Borrowings	153	128	279	243
Redeemable subordinated debentures	88	86	174	171
Total interest expense	1,153	1,186	2,297	2,285

Net interest income	9,411	8,378	17,954	15,275
PROVISION FOR LOAN LOSSES	—	4,100	500	4,600
Net interest income after provision for loan losses	9,411	4,278	17,454	10,675

NON-INTEREST INCOME:
Service charges on deposit accounts	190	267	429	486
Gain on sales of loans	832	267	1,879	1,007
Income on Bank-owned life insurance	143	149	276	278
Other income	453	577	962	1,126
Total other income	1,618	1,260	3,546	2,897

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,108	3,685	8,049	7,273
Occupancy expense	859	839	1,800	1,665
Data processing expenses	306	312	625	628
FDIC insurance expense	180	185	370	335
Other real estate owned expenses	416	98	513	140
Merger-related expenses	—	109	—	1,532
Other operating expenses	1,733	1,478	2,901	2,479
Total other expenses	7,602	6,706	14,258	14,052

Income (loss) before income taxes	3,427	(1,168)	6,742	(480)
INCOME TAXES	1,112	(728)	2,167	(682)
Net income (loss)	$2,315	$(440)	$4,575	$202

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.31	$(0.06)	$0.61	$0.03
Diluted	$0.30	$(0.06)	$0.60	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,506,310	7,469,403	7,505,019	7,306,846
Diluted	7,684,980	7,469,403	7,674,859	7,433,154
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (loss)	$2,315	$(440)	$4,575	$202

Other comprehensive (loss) income:

Unrealized holding (loss) gains on securities available for sale	(765)	1,066	(619)	2,282
Tax effect	278	(388)	182	(759)
Net of tax amount	(487)	678	(437)	1,523

Reclassification adjustment for loss included in income on securities available for sale (1)	—	3	—	3
Tax effect (2)	—	(1)	—	(1)
Net of tax amount	—	2	—	2

Pension liability	93	95	93	158
Tax effect	(38)	(38)	(38)	(63)
Net of tax amount	55	57	55	95

Reclassification adjustment for actuarial (gains) loss included in
Income (3)	(110)	—	(155)	—
Tax effect (2)	44	—	62	—
Net of tax amount	(66)	—	(93)	—

Total other comprehensive (loss) income	(498)	737	(475)	1,620

Comprehensive income	$1,817	$297	$4,100	$1,822
The accompanying notes are an integral part of these financial statements.
(1)Included in other income on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income
(3)Included in salaries and employee benefit expense on the consolidated statements of income

1st Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance, January 1, 2014	$49,403	$21,374	$(172)	$(2,248)	$68,357

Exercise of stock options	—	—	—	—	—
Share-based compensation	373	—	—	—	373

Treasury stock purchased (3,891 shares)	—	—	(40)	—	(40)

Acquisition of Rumson Fair Haven Bank (1,019,223 shares)	11,161	—	—	—	11,161

Net Income for the six months ended June 30, 2014	—	202	—	—	202

Other comprehensive income (loss)	—	—	—	1,620	1,620
Balance, June 30, 2014	$60,937	$21,576	$(212)	$(628)	$81,673

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110
Exercise of stock options (3,313 shares)	24	—	—	—	24

Share-based compensation (16,332 shares)	326	—	—	—	326

Treasury stock purchased (2,947 shares)	—	—	(33)	—	(33)

5% Stock dividend declared March 2015 (358,851 shares)	3,994	(3,994)	—	—	—

Net income for the six months ended June 30, 2015	—	4,575	—	—	4,575

Other comprehensive income (loss)	—	—	—	(475)	(475)

Balance, June 30, 2015	$65,792	$26,311	$(349)	$(227)	$91,527
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$4,575	$202
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	500	4,600
Provision for loss on other real estate owned	382	—
Depreciation and amortization	777	881
Net amortization of premiums and discounts on securities	460	547
Loss on sales of securities held for sale	—	3
Gains on sales of other real estate owned	—	(21)
Gains on sales of loans held for sale	(1,879)	(1,007)
Originations of loans held for sale	(78,539)	(39,761)
Proceeds from sales of loans held for sale	77,680	41,813
Income on Bank – owned life insurance	(276)	(278)
Share-based compensation expense	326	373
Decrease (Increase) in accrued interest receivable	120	(23)
(Increase) Decrease in other assets	1,338	1,196
Decrease in accrued interest payable	(52)	(126)
Decrease in accrued expenses and other liabilities	(163)	(1,415)
Net cash provided by operating activities	5,249	6,984
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(7,071)	—
Held to maturity	(7,578)	(14,229)
Proceeds from maturities and prepayments of securities -
Available for sale	5,732	14,316
Held to maturity	24,411	11,534
Proceeds from sales of securities available for sale	—	5,957
Net increase in loans	(104,209)	(122,887)
Capital expenditures	(655)	(112)
Net cash received in the acquisition	—	21,375
Proceeds from sales of other real estate owned	—	231
Net cash used in investing activities	(89,370)	(83,815)
FINANCING ACTIVITIES:
Exercise of stock options	24	—
Purchase of treasury stock	(33)	(40)
Net decrease in deposits	(19,672)	(8,169)
Net increase in borrowings	105,621	38,910
Net cash provided by financing activities	85,940	30,701
Increase (Decrease) in cash and cash equivalents	1,819	(46,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,545	69,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,364	$23,149
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$2,349	$2,411
Income taxes	2,275	596
Non-cash activities .
Acquisition of Rumson
Noncash assets acquired :
Investment securities available for sale		$30,024
Loans		143,714
Accrued interest receivable		597
Premises and equipment, net		2,552
Goodwill		7,698
Core deposit intangible		1,189
Bank-owned life insurance		4,471
Other assets		886
		191,131
Liabilities assumed :
Deposits		189,490
Advances from FHLB		11,030
Other liabilities		825
		201,345

Common stock issued as consideration		11,161
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Notes To Consolidated Financial Statements
June 30, 2015
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
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
On April 6, 2015, the Company paid a five percent common stock dividend to shareholders of record on March 16, 2015.  As appropriate, common shares and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the common stock dividend.
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

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$2,315	7,506,310	$0.31
Effect of dilutive securities:
Stock options and warrants		178,670
Diluted EPS:
Net income plus assumed conversion	$2,315	7,684,980	$0.30

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2014
	Net Loss	Weighted- average shares	Per share amount
Basic earnings per common share:
Net loss	$(440)	7,469,403	$(0.06)
Effect of dilutive securities:
Stock options and warrants		—
Diluted EPS:
Net loss plus assumed conversion	$(440)	7,469,403	$(0.06)

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$4,575	7,505,019	$0.61
Effect of dilutive securities:
Stock options and warrants		169,840
Diluted EPS:
Net income plus assumed conversion	$4,575	7,674,859	$0.60

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$202	7,306,846	$0.03
Effect of dilutive securities:
Stock options, warrants and unvested restricted stock awards		126,308
Diluted EPS:
Net income plus assumed conversion	$202	7,433,154	$0.03

For the three months ended June 30, 2015 and 2014, 32,049 and 259,663 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share. For the six months ended June 30, 2015 and 2014, 44,192 and 259,663 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

(4) Investment Securities
Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

(Dollars in thousands)
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,533	$—	$(2)	$1,531
Residential collateralized mortgage obligations- GSE	3,752	101	(2)	3,851
Residential mortgage backed securities – GSE	25,064	710	(94)	25,680
Obligations of State and Political subdivisions	21,174	242	(841)	20,575
Trust preferred debt securities – single issuer	2,473	—	(340)	2,133
Corporate debt securities	19,188	111	(60)	19,239
Other debt securities	1,058	—	(17)	1,041
Restricted stock	6,526	—	—	6,526
	$80,768	$1,164	$(1,356)	$80,576

June 30, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Held to maturity-
Residential collateralized mortgage obligations – GSE	16,403	—	16,403	614	—	17,017
Residential mortgage backed securities – GSE	51,940	—	51,940	1,253	(58)	53,135
Obligations of State and Political subdivisions	57,445	—	57,445	1,787	(382)	58,850
Trust preferred debt securities-pooled	657	(501)	156	392	—	548
Other debt securities	707	—	707	—	—	707

	$127,152	$(501)	$126,651	$4,046	$(440)	$130,257

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury secutiries and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$1,538	$—	$(14)	$1,524
Residential collateralized mortgage obligations- GSE	4,455	101	(23)	4,533
Residential mortgage backed securities - GSE	27,089	825	(143)	27,771
Obligations of State and Political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities-single issuer	2,472	—	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,290	1	(11)	1,280
Restricted stock	1,760	—	—	1,760
	$79,734	$1,378	$(951)	$80,161

December 31, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	19,304	—	19,304	700	—	20,004
Residential mortgage backed securities – GSE	56,528	—	56,528	1,563	(36)	58,055
Obligations of State and Political subdivisions	66,887	—	66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	—	561
Other debt securities	763	—	763	1	—	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476
Restricted stock at June 30, 2015 and December 31, 2014 consisted of approximately $6.5 million and $1.7 million, respectively, of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at each period end.

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$1,531	$(2)	$—	$—	$1,531	$(2)
Residential collateralized mortgage obligations –GSE	1	907	(2)	—	—	907	(2)
Residential mortgage backed securities GSE	16	12,199	(115)	4,094	(37)	16,293	(152)
Obligations of State and Political Subdivisions	78	18,115	(732)	8,368	(491)	26,483	(1,223)
Trust preferred debt securities- single issuer	4	—	—	2,133	(340)	2,133	(340)
Corporate debt securities	6	11,435	(60)	—	—	11,435	(60)
Other debt securities	3	682	—	1,041	(17)	1,723	(17)
Total temporarily impaired securities	109	$44,869	$(911)	$15,636	$(885)	$60,505	$(1,796)

December 31, 2014		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$1,524	$(14)	$—	$—	$1,524	$(14)
Residential collateralized mortgage obligations –GSE	1	1,025	(23)	—	—	1,025	(23)
Residential mortgage backed securities GSE	16	755	—	15,441	(179)	16,196	(179)
Obligations of State and Political Subdivisions	57	2,491	(23)	15,621	(398)	18,112	(421)
Trust preferred debt securities- single issuer	4	—	—	2,069	(403)	2,069	(403)
Corporate debt securities	7	6,259	(5)	1,017	(23)	7,276	(28)
Other debt securities	2	985	(6)	86	(5)	1,071	(11)
Total temporarily impaired securities	88	$13,039	$(71)	$34,234	$(1,008)	$47,273	$(1,079)

The following table sets forth certain information regarding the amortized cost, estimated fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale-Due in one year or less.”

(Dollars in thousands)	June 30, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available for sale
Due in one year or less	$12,054	$12,068	2.51%
Due after one year through five years	18,059	18,154	1.97%
Due after five years through ten years	16,295	16,443	2.48%
Due after ten years	34,360	33,911	3.47%
Total	$80,768	$80,576	2.79%
	Carrying Value	Estimated Fair Value	Yield
Held to maturity
Due in one year or less	$10,187	$10,187	0.63%
Due after one year through five years	15,678	16,153	3.79%
Due after five years through ten years	31,512	32,477	3.37%
Due after ten years	69,274	71,440	3.46%
Total	$126,651	$130,257	3.26%

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
Residential collateralized mortgage obligations and residential mortgage backed securities: The unrealized losses on investments in residential collateralized mortgage obligations and mortgage backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuers, which are primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.
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
Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of trust preferred debt securities issued by financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity.
The primary factor used to determine the credit portion of the impairment loss recognized in the income statement for this security was the discounted present value of projected cash flow where that present value of cash flow was less than the amortized cost basis of the security.  The present value of cash flow was developed using an EITF 99-20 model that considered performing collateral ratios, the level of subordination to senior tranches of the security, and credit ratings of and projected credit defaults in the underlying collateral.
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of June 30, 2015, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$98,307	$98,307	$—	$—
Commercial Business	118	—	263	381	107,148	107,529	—	368
Commercial Real Estate	4,103	26	2,788	6,917	198,570	205,487	—	2,638
Mortgage Warehouse Lines	—	—	—	—	279,664	279,664	—	—
Residential Real Estate	954	—	1,361	2,315	40,511	42,826	—	1,361
Consumer
Loans to Individuals	1	—	263	264	23,065	23,329	—	263
Other	—	—	—	—	215	215	—	—
Deferred Loan Costs	—	—	—	—	1,149	1,149	—	—
Total	$5,176	$26	$4,675	$9,877	$748,629	$758,506	$—	$4,630
The following table provides an aging of the loan portfolio by loan class at December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$95,627	$95,627	$—	$—
Commercial Business	1,823	51	492	2,366	108,405	110,771	—	464
Commercial Real Estate	3,988	—	2,772	6,760	191,451	198,211	—	2,435
Mortgage Warehouse Lines	—	—	—	—	179,172	179,172	—	—
Residential Real Estate	—	—	1,688	1,688	44,758	46,446	317	1,361
Consumer
Loans to Individuals	4	—	263	267	22,889	23,156	—	263
Other	—	—	—	—	199	199	—	—
Deferred Loan Costs	—	—	—	—	715	715	—	—
Total	$5,815	$51	$5,215	$11,081	$643,216	$654,297	$317	$4,523

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $2.0 million at June 30, 2015 and $2.0 million at December 31, 2014 were not classified as non-performing loans.
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
7.  Loss - Loans considered uncollectable and of such little value that their continuance as an active asset is not warranted.  Loans in this category are charged off to the Bank's loan loss reserve.  Any accrued interest is backed out of income.

The following table provides a breakdown of the loan portfolio by credit quality indictor at June 30, 2015:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$96,035	$99,262	$187,304	$279,664	$41,154
Special Mention	2,272	7,473	10,745	—	95
Substandard	—	648	7,438	—	1,577
Doubtful	—	146	—	—	—
Total	$98,307	$107,529	$205,487	$279,664	$42,826

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$23,066	$215
Nonperforming	263	—
Total	$23,329	$215
The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2014:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,391	$103,107	$178,701	$179,172	$44,768
Special Mention	236	6,711	12,052	—	95
Substandard	—	792	7,458	—	1,583
Doubtful	—	161	—	—	—
Loss	—	—	—	—	—
Total	$95,627	$110,771	$198,211	$179,172	$46,446

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,893	$199
Nonperforming	263	—
Total	$23,156	$199

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2015 and December 31, 2014:
Period-End Allowance for Loan Losses by Impairment Method as of June 30, 2015

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Ending Balance	$1,090	$1,659	$2,445	$1,119	$202	$121	$1	$714	$—	$7,351

Individually evaluated for impairment	—	144	738	—	—	26	—	—	—	908
Loans acquired with deteriorated credit quality	—	—	38	—	—	—	—	—	—	38
Collectively evaluated for impairment	$1,090	$1,515	$1,669	$1,119	$202	$95	$1	$714	$—	$6,405

Loans receivables:
Ending Balance	$98,307	$107,529	$205,487	$279,664	$42,826	$23,329	$215	$—	$1,149	$758,506
Individually evaluated for impairment	479	525	5,748	—	1,361	263	—	—	—	8,376
Loans acquired with deteriorated credit quality	—	300	1,699	—	—	—	—	—	—	1,999
Collectively evaluated for impairment	$97,828	$106,704	$198,040	$279,664	$41,465	$23,066	$215	$—	$1,149	$748,131
Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2014

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Ending Balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925

Individually evaluated for impairment	—	122	593	—	—	26	—	—	—	741
Collectively evaluated for impairment	$1,215	$1,639	$1,800	$896	$197	$103	$2	$332	$—	$6,184

Loans receivables:
Ending Balance	$95,627	$110,771	$198,211	$179,172	$46,446	$23,156	$199	$—	$715	$654,297
Individually evaluated for impairment	450	612	5,762	—	1,361	263	—	—	—	8,448
Loans acquired with deteriorated credit quality	—	320	1,705	—	—	—	—	—	—	2,025
Collectively evaluated for impairment	$95,177	$109,839	$190,744	$179,172	$45,085	$22,893	$199	$—	$715	$643,824

The activity in the allowance for loan loss by loan class for the six months ended June 30, 2015 and 2014 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged (credited) to operations	(98)	62	(4)	152	13	(13)	—	388	500
Loans charged off	—	(62)	—	—	—	—	—	—	(62)
Recoveries of loans charged off	—	—	—	—	—	1	—	—	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

Provision charged (credited) to operations	(27)	(81)	49	71	(8)	3	(1)	(6)	—
Loans charged off	—	(26)	—	—	—	—	—	—	(26)
Recoveries of loans charged off	—	5	7	—	—	1	—	—	13
Balance - June 30, 2015	$1,090	$1,659	$2,445	$1,119	$202	$121	$1	$714	$7,351

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2013	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$7,039
Provision charged (credited) to operations	60	454	114	(63)	17	(16)	(1)	(65)	500
Loans charged off	—	(511)	—	—	—	—	—	—	(511)
Recoveries of loans charged off	—	3	—	—	—	—	—	—	3
Balance - March 31, 2014	$1,265	$1,218	$3,136	$522	$182	$93	$1	$614	$7,031

Provision charged (credited) to operations	(315)	4,040	471	388	(9)	(1)	—	(474)	4,100
Loans charged off	—	(3,714)	—	—	—	—	—	—	(3,714)
Recoveries of loans charged off	—	1	—	—	—	—	—	—	1
Balance - June 30, 2014	$950	$1,545	$3,607	$910	$173	$92	$1	$140	$7,418
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

Impaired Loans Receivables (By Class) – June 30, 2015

(Dollars in thousands)				Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$479	$479	$—	$471	$6	$461	$13
Commercial Business	487	1,075	—	487	3	510	7
Commercial Real Estate	2,528	2,774	—	2,666	28	2,702	61
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,494	4,328	—	3,624	37	3,673	81
Residential Real Estate	1,361	1,376	—	1,361	—	1,361	—

Consumer
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With no related allowance:	$4,855	$5,704	$—	$4,985	$37	$5,034	$81

With a related allowance:
Commercial
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	338	532	144	354	1	363	1
Commercial Real Estate	4,920	4,933	776	4,784	87	4,754	158
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	5,258	5,465	920	5,138	88	5,117	159
Residential Real Estate	—	—	—	—	—	—	—
Consumer
Loans to Individuals	263	263	26	263	—	263	—
Other	—	—	—	—	—	—	—
Subtotal	263	263	26	263	—	263	—
With a related allowance:	5,521	5,728	946	5,401	88	5,380	159
Total:
Construction	479	479	—	471	6	461	13
Commercial Business	825	1,607	144	841	4	873	8
Commercial Real Estate	7,447	7,707	776	7,450	115	7,456	219
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,361	1,376	—	1,361	—	1,361	—
Consumer	263	263	26	263	—	263	—
Total	$10,375	$11,432	$946	$10,386	$125	$10,414	$240

Impaired Loans Receivables (By Class) –December 31, 2014

(Dollars in thousands				For the year ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$450	$450	$—	$329	$18
Commercial Business	558	1,145	—	586	20
Commercial Real Estate	4,058	4,344	—	4,144	139
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	5,066	5,939	—	5,059	177
Residential Real Estate	1,361	1,376	—	1,410	—
Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With no related allowance	6,427	7,315	—	6,469	177
With a related allowance:
Commercial
Construction	—	—	—	—	—
Commercial Business	374	374	122	531	3
Commercial Real Estate	3,409	3,409	593	3,439	214
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,783	3,783	715	3,970	217
Residential Real Estate	—	—	—	—	—
Consumer
Loans to Individuals	263	263	26	251	—
Other	—	—	—	—	—
Subtotal	263	263	26	251	—
With a related allowance	4,046	4,046	741	4,221	217

Total:
Construction	450	450	—	329	18
Commercial Business	932	1,519	122	1,117	23
Commercial Real Estate	7,467	7,753	593	7,583	353
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,361	1,376	—	1,410	—
Consumer	263	263	26	251	—
Total	$10,473	$11,361	$741	$10,690	$394

Impaired Loans Receivables (By Class)

(Dollars in thousands)	Three months ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$339	$4
Commercial Business	720	9
Commercial Real Estate	2,104	11
Mortgage Warehouse Lines	—	—
Subtotal	3,163	24
Residential Real Estate	1,311	5
Consumer
Loans to Individuals	238	—
Other	—	—
Subtotal	238	—
With no related allowance:	4,712	29
With a related allowance:
Commercial
Construction	$—	$—
Commercial Business	172	—
Commercial Real Estate	9,101	65
Mortgage Warehouse Lines	—	—
Subtotal	9,273	65
Residential Real Estate	316	—
Consumer
Loans to Individuals	—	—
Other	—	—
Subtotal	—	—
With a related allowance:	9,589	65
Total:
Construction	339	4
Commercial Business	891	9
Commercial Real Estate	11,205	76
Mortgage Warehouse Lines	—	—
Residential Real Estate	1,627	5
Consumer	239	—
Total	$14,301	$94

Purchased Credit-Impaired Loans
Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at June 30, 2015 and December 31, 2014:

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Outstanding balance	$2,673	$2,705
Carrying amount	$1,999	$2,025
There was a change in the expected cash flows on one PCI loan with a balance of $206,000 at June 30, 2015.  An allowance for loan losses in the amount of $38,000 has been recorded for this acquired loan as of June 30, 2015.
Changes in accretable discount for acquired credit-impaired loans for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Balance at beginning of period	$115	$221	$135	$—
Acquisition of impaired loans	—	—	—	241
Accretion of discount	(14)	(27)	(34)	(47)
Balance at end of period	$101	$194	$101	$194
`
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

(Dollars in thousands)
	June 30,
	2015		2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	5	$1,809	1	$33
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
If the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period and maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial statements and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructuring in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default. In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.
There were no loans modified that were TDRs in the three and six months ended June 30, 2015. For the year ended December 31, 2014, there were 3 loans with a recorded investment of $162,000 that were modified as TDRs.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

(6) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 512,736 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black – Scholes option valuation model.
As of June 30, 2015, there were 314,590 shares of common stock available for future grants under the Stock Plans, of which 268,390 shares are available for future grants under the 2013 Equity Incentive Plan and 46,200 shares are available for future grant under the 2015 Directors Stock Plan.
Stock-based compensation expense related to options was $23,000 and $70,000 for the six months ended June 30, 2015 and 2014, respectively.
Transactions under the Stock Plans during the three and six months ended June 30, 2015 are summarized as follows:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2015	235,124	$8.19
Granted	13,230	10.61
Exercised	(3,313)	7.76
Forfeited	(69)	7.65
Expired	—	—
Outstanding at June 30, 2015	244,972	$8.33	5.1	$1,627
Exercisable at June 30, 2015	205,698	$8.32	4.1	$1,296
The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three and six months ended June 30, 2015 are as follows:

January 2015

Fair value of options granted	$4.05
Risk-free rate of return	1.37%
Expected option life in years	7
Expected volatility	32.37%
Expected dividends (1)	—
(1)To date, the Company has not paid cash dividends on its common stock.
As of June 30, 2015, there was approximately $88,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes the activity in non-vested restricted shares for the three and six months ended June 30, 2015:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2015	141,556	$7.51
Granted	33,358	10.62
Vested	(26,373)	9.00
Forfeited	(506)	9.14
Non-vested at June 30, 2015	148,035	$7.94
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period with compensation expense recognized on a straight-line basis.
Stock-based compensation expense related to stock grants was $303,000 for each of the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, there was approximately $1.1 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years from the date of grant.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $21.3 million and $21.2 million at June 30, 2015 and December 31, 2014, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2015 and 2014 were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$91	$43	165	57
Interest cost	78	33	124	43
Actuarial gain recognized	(110)	(2)	(155)	(2)
	$59	$74	134	98

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
June 30, 2015
Unrealized holding (losses) on available-for- sale securities	$(192)	$31	$(161)
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	443	(178)	265
Accumulated other comprehensive income	$(250)	$23	$(227)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
June 30, 2014
Unrealized holding (losses) on available-for-sale securities	$(708)	$300	$(408)
Unrealized impairment (loss) on held to maturity security:	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	186	(75)	111
Accumulated other comprehensive loss	$(1,023)	$395	$(628)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Three Months Ended June 30, 2015:
Balance, beginning of period	$326	$(331)	$276	$271
Other comprehensive income (loss) before reclassifications	(487)	—	55	(432)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(66)	(66)
Other comprehensive income (loss)	(487)	—	(11)	(498)
Balance, end of period	$(161)	$(331)	$265	$(227)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Three Months Ended June 30, 2014:
Balance, beginning of period	$(1,088)	$(331)	$54	$(1,365)
Other comprehensive income (loss) before reclassifications	678	—	57	735
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Other comprehensive income	680	—	57	737
Balance, end of period	$(408)	$(331)	$111	$(628)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Six Months Ended June 30, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	(437)	—	55	(382)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(93)	(93)
Other comprehensive income (loss)	(437)	—	(38)	(475)
Balance, end of period	$(161)	$(331)	$265	$(227)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Six Months Ended June 30, 2014:
Balance, beginning of period	$(1,933)	$(331)	$16	$(2,248)
Other comprehensive income (loss) before reclassifications	1,523	—	95	1,618
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Other comprehensive income	1,525	—	95	1,620
Balance, end of period	$(408)	$(331)	$111	$(628)

(9) Recent Accounting Pronouncements
ASU Update 2015-01 (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate the concept of extraordinary items from U.S. GAAP.  The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary and if so, to separately present the item in the income statement, net of tax, after income from continuing operations.  Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations.  For all entities (public and private), the ASU is effective for fiscal years beginning after December 15, 2015.   Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new revenue standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2015:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$1,531	$—	$1,531
Residential collateralized mortgage obligations- GSE	—	3,851	—	3,851
Residential mortgage backed securities – GSE	—	25,680	—	25,680
Obligations of State and Political subdivisions	—	20,575	—	20,575
Trust preferred debt securities – single issuer	—	2,133	—	2,133
Corporate debt securities	—	19,239	—	19,239
Other debt securities	—	1,041	—	1,041
Restricted stock	—	6,526	—	6,526
Total		$80,576		$80,576

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$1,524	$—	$1,524
Residential collateralized mortgage obligations- GSE	—	4,533	—	4,533
Residential mortgage backed securities – GSE	—	27,771	—	27,771
Obligations of State and Political subdivisions	—	21,703	—	21,703
Trust preferred debt securities – single issuer	—	2,069	—	2,069
Corporate debt securities	—	19,521	—	19,521
Other debt securities	—	1,280	—	1,280
Restricted stock	—	1,760	—	1,760
Total		$80,161		$80,161
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2015:
Impaired loans	$—	$—	$317	$317
Other real estate owned	—	—	1,367	1,367

December 31, 2014:
Impaired loans	$—	$—	$3,883	$3,883
Other real estate owned	—	—	5,710	5,710
Impaired loans measured at fair value and included in the above table at June 30, 2015 consisted of 2 loans having an aggregate recorded investment of $392,000 and specific loan loss allowances of $75,000.  Impaired loans measured at fair value and included in the above table at December 31, 2014 consisted of 8 loans having an aggregate balance of $4.0 million with a specific loan loss allowance of $700,000 and 3 loans totaling $578,000 which were charged down during the year.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015
Impaired loans	$317	Appraisal of collateral (1)	Appraisal adjustments (2)	11% (11%)
Other real estate owned	$1,367	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20%)
December 31, 2014
Impaired loans	$3,883	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-17% (10.66%)
Other real estate owned	$5,710	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-39 (25.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$16,364	$16,364	$—	$—	$16,364
Securities available for sale	80,576	—	80,576	—	80,576
Securities held to maturity	126,651	—	130,257	—	130,257
Loans held for sale	9,231	—	9,370	—	9,370
Loans, net	751,155	—	—	752,475	752,475
Accrued interest receivable	2,976	—	2,976	—	2,976
Deposits	(798,088)	—	(798,546)	—	(798,546)
Borrowings	(130,728)	—	(131,382)	—	(131,382)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(855)	—	(855)	—	(855)

December 31, 2014
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,545	$14,545	$—	$—	$14,545
Securities available for sale	80,161	—	80,161	—	80,161
Securities held to maturity	143,638	—	148,476	—	148,476
Loans held for sale	8,372	—	8,500	—	8,500
Loans, net	647,372	—	—	656,153	656,153
Accrued interest receivable	3,096	—	3,096	—	3,096
Deposits	(817,761)	—	(818,265)	—	(818,265)
Borrowings	(25,107)	—	(25,838)	—	(25,838)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(907)	—	(907)	—	(907)
Loan commitments and standby letters of credit as of June 30, 2015 and December 31, 2014 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2015 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be attained for any other period.
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
Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 26, 2015, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

Recent Developments
On February 20, 2015 the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on March 16, 2015, which was paid on April 6, 2015.  As appropriate, common shares and per common share data presented for 2015 and 2014 have been adjusted to reflect the common stock dividend.
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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Summary
The Company reported net income of $2.3 million for the three months ended June 30, 2015, a 27% increase compared to Adjusted Net Income (as defined below) of $1.8 million for the three months ended June 30, 2014. Net income per diluted share was $0.30 for the second quarter of 2015, a 25% increase compared to Adjusted Net Income per Diluted Share of $0.24 for the second quarter of 2014.
The Company reported net income of $4.6 million or $0.60 per diluted share for the six month period ended June 30, 2015 compared to Adjusted Net Income of $3.4 million or Adjusted Net Income per Diluted Share of $0.45 for the six month period ended June 30, 2014.
Net loss and net loss per diluted share as reported were $440,000 and $0.06, respectively, for the second quarter of 2014 and net income and net income per diluted share as reported were $202,000 and $0.03, respectively, for the six months ended June 30, 2014.
Adjusted Net Income excludes the after-tax effect of merger related expenses that were incurred in the first and second quarters of 2014 in connection with the merger of Rumson with and into the Bank on February 7, 2014 and the provision for loan losses related to the full charge-off of a loan participation due to fraudulent misrepresentations by the borrower and its principals recorded in the second quarter of 2014.

The significant increase in net income for the second quarter of 2015 compared to Adjusted Net Income for the second quarter of 2014 was due primarily to the $1.0 million increase in net interest income to $9.4 million, which was driven by the growth of the Bank’s loan portfolio in 2015. Non-interest income for the second quarter of 2015 increased $358,000 to $1.6 million due to higher gains from the sales of residential mortgages and SBA guaranteed commercial loans.
The significant increase in net income for the six months ended June 30, 2015 compared to Adjusted Net Income for the six months ended June 30, 2014 was due primarily to the $2.7 million increase in net interest income to $18.0 million, which was driven by the growth of the Bank's loan portfolio in 2015.
Adjusted Net Income and Adjusted Net Income per Diluted Share are non-GAAP measures. The following table provides a reconciliation of these non-GAAP measures to net income and net income per diluted share as reported:

	Reconciliation of Non-GAAP Measures (1) (Dollars in thousands, except per share amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Income:	2015	2014	2015	2014
Net income	$2,315	$(440)	$4,575	$202
Adjustment
Provision for loan losses (2)	—	3,656	—	3,656
Merger-related expenses	—	109	—	1,532
Income tax effect of Adjustment (3)	—	(1,504)	—	(2,031)
Adjusted Net Income	$2,315	$1,821	$4,575	$3,359

Adjusted Net Income per Diluted Share
Adjusted Net Income	$2,315	$1,821	$4,575	$3,359
Diluted shares outstanding (4)	7,684,980	7,608,274	7,674,859	7,433,154
Adjusted Net Income per Diluted Share	$0.30	$0.24	$0.60	$0.45

Adjusted Return on Assets (5)	0.94%	0.76%	0.94%	0.74%
Adjusted Return on Equity (5)	10.33%	8.90%	10.38%	8.58%

(1)
The Company used these non-GAAP financial measures, Adjusted Net Income and Adjusted Net Income per Diluted Share, because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger related expenses incurred in the merger with Rumson and the large provision for loan losses recorded as a result of the loss on a loan due to the fraudulent misrepresentations of a borrower and its principals.  Management believes that these non-GAAP financial measures improve the comparability of the current period results with the results of prior periods.  The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s U.S. GAAP results.

(2)	The amount represents the full charge-off of the loan that was subject to fraudulent misrepresentation by a borrower and its principals.

(3)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.

(4)
The adjustments to the reported loss for the three month period ended June 30, 2014 result in adjusted net income. Accordingly, diluted shares outstanding include the dilutive share equivalents for purposes of computing Adjusted Net Income per Diluted Share.

(5)	Adjusted Return on Assets and Adjusted Return on Equity exclude the after-tax effect of the merger-related expenses and the fraud related loan loss provision in 2014.

Second Quarter Highlights

•
Net interest income was $9.4 million in the second quarter of 2015 compared to $8.5 million in the first quarter of 2015 and $8.4 million in the second quarter of 2014. The net interest margin for each of these periods was 4.19%, 3.96% and 3.89%, respectively.

•
During the second quarter of 2015, the total loan portfolio increased $48.3 million, or 6.8%, to $758.5 million at June 30, 2015.  Mortgage warehouse lines outstanding increased $46.7 million to $279.7 million at June 30, 2015, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers due to the seasonal home buying market and favorable residential mortgage interest rates. Approximately 52% of the $1.1 billion of funding activity during the second quarter was for the purchase of homes and home purchase loans represented 62% of the outstanding mortgage warehouse loans at June 30, 2015. The loan to asset ratio increased to 72% at June 30, 2015 compared to 68% at December 31, 2014 and 64% at June 30, 2014.

•
No provision for loan losses was recorded for the second quarter of 2015 due to the Bank's stable loan quality, the insignificant level of net-charge offs and a reduction in the Bank's loan loss reserve factors based on management's assessment of strengthening economic conditions in the Bank's markets and stable loan quality trends.

•	SBA loan sales were $5.2 million and generated gains on sales of loans of $518,000, and SBA commercial loan originations were $3.6 million during the second quarter of 2015.

•
During the second quarter of 2015, the Bank’s residential mortgage banking operation originated $43.3 million of residential mortgages and sold $43.8 million of residential mortgage loans, which generated gains from the sales of loans of $314,000. At June 30, 2015, the pipeline of residential mortgage loans in process was $68.8 million.

•
The Company’s efficiency ratio for the second quarter of 2015 was 67.4% compared to 61.7% for the first quarter of 2015 and 66.5% for the second quarter of 2014, excluding the effect of the merger expenses. The write-down of one OREO property and related expenses and higher collection and asset recovery expenses impacted the efficiency ratio during the second quarter of 2015.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 85.3% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three month period ended June 30, 2015 compared to 86.9% of net revenues for the three months ended June 30, 2014. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.
For the six months ended June 30, 2015, net interest income represented 83.5% of the Company's net revenues compared to 84.1% of net revenues for the six months ended June 30, 2014.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three and six month periods ended June 30, 2015 and 2014. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	Three months ended June 30, 2015			Three months ended June 30, 2014

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	8,223	6	0.29%	66,805	46	0.28%
Investment Securities:
Taxable	129,888	790	2.43%	180,121	1,059	2.35%
Tax-exempt (4)	80,121	785	3.92%	91,394	872	3.82%
Total	210,009	1,575	3.00%	271,515	1,931	2.84%
Loan Portfolio: (1)
Construction	96,898	1,539	6.37%	75,432	1,363	7.25%
Residential real estate	43,904	463	4.23%	49,348	505	4.10%
Home Equity	22,460	267	4.77%	23,975	352	5.89%
Commercial and commercial real estate	292,497	4,199	5.76%	279,260	4,158	5.97%
Mortgage warehouse lines	217,199	2,360	4.36%	108,601	1,253	4.63%
Installment	505	6	4.77%	269	4	5.96%
All Other Loans	32,200	404	5.03%	18,394	235	5.12%
Total	705,663	9,238	5.25%	555,279	7,870	5.68%
Total Interest-Earning Assets	923,895	10,819	4.70%	893,600	9,847	4.42%
Allowance for Loan Losses	(7,698)			(7,361)
Cash and Due From Bank	7,680			15,111
Other Assets	63,073			59,536
Total Assets	986,950			960,886
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	304,755	250	0.33%	292,375	239	0.33%
Savings Accounts	198,252	230	0.47%	204,238	227	0.45%
Certificates of Deposit	152,253	432	1.14%	175,815	506	1.15%
Other Borrowed Funds	51,085	153	1.20%	22,357	128	2.30%
Trust Preferred Securities	18,557	88	1.90%	18,557	86	1.85%
Total Interest-Bearing Liabilities	724,902	1,153	0.64%	713,342	1,186	0.67%
Net Interest Spread (2)			4.06%			3.75%
Demand Deposits	163,223			158,604
Other Liabilities	8,975			6,899
Total Liabilities	897,100			878,845
Shareholders’ Equity	89,850			82,042
Total Liabilities and Shareholders’ Equity	986,950			960,887
Net Interest Margin (3)		9,666	4.19%		8,661	3.89%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and the average balance of loans held for sale. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax- equivalent basis.

	Six months ended June 30, 2015			Six months ended June 30, 2014

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	24,420	31	0.26%	81,500	101	0.25%
Investment Securities:
Taxable	131,611	1,607	2.44%	182,440	2,181	2.39%
Tax-exempt (4)	84,867	1,645	3.88%	85,521	1,772	4.14%
Total	216,478	3,252	3.00%	267,961	3,953	2.95%
Loan Portfolio: (1)
Construction	96,944	3,080	6.41%	67,765	2,382	7.09%
Residential real estate	44,797	937	4.22%	42,370	839	3.99%
Home Equity	22,305	506	4.57%	21,420	565	5.32%
Commercial and commercial real estate	290,985	8,195	5.68%	253,562	7,473	5.94%
Mortgage warehouse lines	186,682	4,079	4.41%	100,277	2,333	4.69%
Installment	443	11	5.01%	272	8	5.93%
All Other Loans	28,996	719	5.00%	20,383	508	5.03%
Total	671,152	17,527	5.27%	506,049	14,108	5.62%
Total Interest-Earning Assets	912,050	20,810	4.60%	855,510	18,162	4.28%
Allowance for Loan Losses	(7,467)			(7,550)
Cash and Due From Bank	10,127			16,412
Other Assets	62,664			56,383
Total Assets	977,374			920,755
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	306,486	506	0.33%	273,839	447	0.33%
Savings Accounts	196,889	455	0.47%	201,985	450	0.45%
Certificates of Deposit	157,809	883	1.13%	168,365	974	1.17%
Other Borrowed Funds	36,524	279	1.54%	19,146	243	2.56%
Trust Preferred Securities	18,557	174	1.86%	18,557	171	1.83%
Total Interest-Bearing Liabilities	716,265	2,297	0.65%	681,892	2,285	0.68%
Net Interest Spread (2)			3.95%			3.60%
Demand Deposits	163,516			152,619
Other Liabilities	8,677			7,292
Total Liabilities	888,458			841,803
Shareholders’ Equity	88,916			78,952
Total Liabilities and Shareholders’ Equity	977,374			920,755
Net Interest Margin (3)		18,513	4.09%		15,877	3.74%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and includes the average balance of loans held for sale. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax- equivalent basis.

Three months ended June 30, 2015 compared to three months ended June 30, 2014
The Company’s net interest income increased on a tax-equivalent basis by $1.0 million, or 11.6%, to $9.7 million for the three months ended June 30, 2015 from $8.7 million reported for the three months ended June 30, 2014. The increase in the Company’s net interest income for the three months ended June 30, 2015 compared to the comparable 2014 period was due primarily to the growth of the loan portfolio, the higher proportion of average loans to average assets, which generated the higher yield on earning assets, and lower rates paid on interest-bearing liabilities.
The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.19% for the three months ended June 30, 2015 compared to 3.89% the three months ended June 30, 2014.
Average interest-earning assets increased by $30.3 million, or 3.4%, to $923.9 million for the three month period ended June 30, 2015 from $893.6 million for the three month period ended June 30, 2014. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 28 basis points to 4.70% for the three month period ended June 30, 2015 when compared to 4.42% for the three month period ended June 30, 2014 due primarily to the increase in the average balance of the loan portfolio in the quarter ended June 30, 2015. The growth of the average balance of the loan portfolio in the quarter ended June 30, 2015 was due primarily to the growth in Mortgage Warehouse, Construction and Commercial Real Estate loans compared to the quarter ended June 30, 2014.
Average interest-bearing liabilities increased by $11.6 million, or 1.6%, to $724.9 million for the three month period ended June 30, 2015 from $713.3 million for the three month period ended June 30, 2014 due primarily to increases in Money Market and NOW Accounts and Borrowed Funds, which were partially offset by decreases in Savings Accounts and Certificates of Deposit.  Overall, the cost of total interest-bearing liabilities decreased 3 basis points to 0.64% for the three months ended June 30, 2015 from 0.67% for the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
For the six months ended June 30, 2015, the Company's net interest income increased on a tax-equivalent basis by $2.6 million, or 16.6%, to $18.5 million compared to $15.9 million for the six months ended June 30, 2014. This increase was due primarily to the growth of the loan portfolio, an increase in the average yield on interest-earning assets and lower rates paid on interest-bearing liabilities.
For the six months ended June 30, 2015, the net interest margin was 4.09% compared to 3.74% for the six months ended June 30, 2014.
Average interest-earning assets increased by $56.5 million, or 6.6%, to $912.1 million for the six month period ended June 30, 2015 from $855.5 million for the six month period ended June 30, 2014. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 32 basis points to 4.60% for the six month period ended June 30, 2015 compared to 4.28% for the six month ended June 30, 2014 primarily due to the $165.1 million increase in the average balance of the loan portfolio during the six months ended June 30, 2015.
Average interest-bearing liabilities increased by $34.4 million or 5.0% to $716.3 million for the six month period ended June 30, 2015 compared to $681.9 million for the six months ended June 30, 2014 due primarily to increases in Money Market and NOW Accounts and Borrowed Funds. The total cost of interest-bearing liabilities decreased by 3 basis points to 0.65% for the six months ended June 30, 2015 from 0.68% for the six months ended June 30, 2014.

Provision for Loan Losses
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values, and the growth and size of the loan portfolio.
In addition to these factors, management takes into consideration current economic conditions and the local real estate market conditions.  On the basis of this evaluation process, the insignificant level of net charge-offs, the Bank's stable loan quality trends over the last four quarters and management's judgment that the loan loss reserve factors should be reduced to reflect these trends, the Company did not record a provision for loan losses for the three months ended June 30, 2015. The loan loss reserve factors were reduced by five basis points (0.05%) across all loan portfolio segments. The lower loan loss reserve factors reduced the provision for loan losses for the second quarter of 2015 by approximately $320,000.
The provision for loan losses was $4.1 million for the three months ended June 30, 2014 and included $3.7 million for the full charge-off and replenishment of the allowance for the loss on a loan due to the fraudulent misrepresentations of a borrower and its principals.
At June 30, 2015, non-performing loans decreased by $210,000, or 4.3%, to $4.6 million from $4.8 million at December 31, 2014 and the ratio of non-performing loans to total loans was 0.61% at June 30, 2015 compared to 0.74% at December 31, 2014.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
The provision for loan losses was $500,000 for the six months ended June 30, 2015 compared to $4.6 million for the six months ended June 30, 2014. The lower provision for loan losses for the first six months of 2015 reflected a significantly lower level of net charge-offs of $74,000 compared to net charge-offs of $4.2 million for the first six months of 2014. The higher level of net charge-offs in the 2014 period included $3.7 million of net charge-offs related to the loss on a loan due to fraudulent misrepresentations described above. Non-performing loans declined to $4.6 million at June 30, 2015 compared to $4.8 million at December 31, 2014 and $8.3 million at June 30, 2014.

Non-Interest Income
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Total non-interest income for the three months ended June 30, 2015 was $1.6 million, an increase of $358,000, or 28.4%, compared to non-interest income of $1.3 million for the three months ended June 30, 2014. This increase was due principally to higher gains on the sale of loans.
Service charge revenues decreased to $190,000 for the three months ended June 30, 2015 from $267,000 for the three months ended June 30, 2014. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the second quarter of 2015 compared to the second quarter of 2014.
Gain on sales of loans originated for sale increased by $565,000 to $832,000 for the three months ended June 30, 2015 compared to $267,000 for the three months ended June 30, 2014.  The Bank sells both loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. SBA loan sales were $5.2 million and generated gains on sales of loans of $518,000, and SBA commercial loan originations were $3.6 million during the second quarter of 2015. Gains on the sale of SBA loans were $156,000 in the second quarter of 2014.
During the second quarter of 2015, the Bank’s residential mortgage banking operation originated $43.3 million of residential mortgages and sold $43.8 million of residential mortgage loans, which generated gains from the sales of loans of $314,000 compared to gains of $111,000 in the second quarter of 2014. At June 30, 2015, the pipeline of residential mortgage loans in process was $68.8 million. The current lower interest rate environment for mortgage loans resulted in higher demand for mortgage financings, which generated the higher volume of mortgage loan originations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $143,000 for the three months ended June 30, 2015 compared to $149,000 for the three months ended June 30, 2014.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income decreased to $453,000 for the three months ended June 30, 2015 compared to $577,000 for the three months ended June 30, 2014 due to lower transaction activity.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Total non-interest income for the six months ended June 30, 2015 was $3.5 million, an increase of $649,000, or 22.4%, compared to non-interest income of $2.9 million for the six months ended June 30, 2014. This increase was due principally to higher gains on the sale of loans.
Service charge revenues decreased to $429,000 for the six months ended June 30, 2015 from $486,000 for the six months ended June 30, 2014. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts.
Gain on sales of loans originated for sale increased by $872,000 to $1.9 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014.  The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA loan sales were $11.9 million and generated gains on sales of loans of $1.2 million. SBA commercial loan originations were $13.3 million during the six months ended June 30, 2015. Gains on sales of SBA loans were $724,000 for the six months ended June 30, 2014.
For the six months ended June 30, 2015, the Bank’s residential mortgage banking operation originated $78.5 million of residential mortgages and sold $77.7 million of residential mortgage loans, which generated gains from the sales of loans of $677,000. Gains on sales of residential mortgages were $283,000 for the six months ended June 30, 2014.
Non-interest income also includes income from BOLI, which amounted to $276,000 for the six months ended June 30, 2015 compared to $278,000 for the six months ended June 30, 2014.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income decreased to $962,000 for the six months ended June 30, 2015 compared to $1.1 million for the six months ended June 30, 2014 due to lower transaction activity.

Non-Interest Expense
Non-interest expenses were $7.6 million for the three months ended June 30, 2015, an increase of $1.0 million compared to $6.6 million for the second quarter of 2014, excluding the effect of the Rumson merger expense. Approximately $382,000 of the increase in non-interest expenses in the second quarter of 2015 reflected the write-down of one OREO property to the net realizable value of the contract for sale that was pending at June 30, 2015. The sale of this property was completed in July, 2015.
Non-interest expenses were $14.3 million for the six months ended June 30, 2015, an increase of $1.7 million, or 13.9%, compared to $12.5 million for the six months ended June 30, 2014, excluding the effect of the Rumson merger expense. As explained above, $382,000 of the increase for the six months ended June 30, 2015 reflects the write-down of one OREO property and approximately $233,000 of the increase reflects the inclusion of the former Rumson operations for the entire first quarter of 2015 compared to only a portion of the first quarter of 2014.
The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2015 and 2014.

Non-interest Expenses
(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$4,108	$3,685	$8,049	$7,273
Occupancy expenses	859	839	1,800	1,665
Data processing services	306	312	625	628
FDIC insurance expense	180	185	370	335
Other real estate owned expenses	416	98	513	140
Merger-related expenses	—	109	—	1,532
Equipment expense	240	236	458	420
Marketing	73	84	203	154
Regulatory, professional and other fees	743	460	1,020	667
Directors’ fees	20	22	48	46
Amortization of intangible assets	116	121	224	224
Other expenses	541	555	948	968
Total	$7,602	$6,706	$14,258	$14,052
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $423,000, or 11.5%, to $4.1 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014. The increase in salaries and employee benefits for the three months ended June 30, 2015 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Full time equivalent employees at June 30, 2015 increased to 181 as compared to 179 full time equivalent employees at June 30, 2014.
Occupancy expenses increased by $20,000, or 2.4%, to $859,000 for the three months ended June 30, 2015 compared to $839,000 for the three months ended June 30, 2014.  The increase for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 resulted primarily from an increase in building maintenance expense, which was partially offset by decreases in rent expense and leasehold depreciation expense.
The cost of data processing services decreased slightly to $306,000 for the three months ended June 30, 2015 from $312,000 for the three months ended June 30, 2014, reflecting the cost containment and operating scale obtained through the integration of the former Rumson operations.
FDIC insurance expense decreased to $180,000 for the three months ended June 30, 2015 compared to $185,000 for the three months ended June 30, 2014 primarily as a result of the lower assessment rate for FDIC insurance premiums. The assessment rate decreased during the second quarter of 2015 compared to 2014 due primarily to the lower level of charge-offs and non-performing assets and a higher ratio of net income before taxes to risk weighted assets in the second quarter of 2015 and the two immediately preceding quarters.
Other real estate owned expenses increased by $318,000 to $416,000 for the three months ended June 30, 2015 compared to $98,000 for the three months ended June 30 2014 primarily due to the write-down of $382,000 of one OREO property to the net realizable value of a contract for sale that was pending at June 30, 2015. At June 30, 2015, the Company held three properties with an aggregate value of $5.3 million as other real estate owned compared to one property with an aggregate value of $1.9 million at June 30, 2014.
Regulatory, professional and other fees increased by $283,000, or 61.5%, to $743,000 for the three months ended June 30, 2015 compared to $460,000 for the three months ended June 30, 2014 due to higher legal fees incurred in pursuing the potential recovery of the loss on a loan that was a result of fraudulent misrepresentations by the borrower and its principals.
Other expenses decreased by $14,000 to $541,000 for the three months ended June 30, 2015 compared to $555,000 for the three months ended June 30, 2014 as a result of decreases in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses, as well as expenses associated with lending activities.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $776,000, or 10.7%, to $8.0 million for the six months ended June 30, 2015 compared to $7.3 million for the six months ended June 30, 2014. Approximately $115,000 of the increase was due to the inclusion of the former Rumson operations for the entire first quarter of 2015 compared to a portion of the first quarter of 2014. The balance of the increase in salaries and employee benefits was a result of an increase in the number of employees, regular merit increases and increased health care costs.
Occupancy expenses increased by $135,000, or 8.1%, to $1.8 million for the six months ended June 30, 2015 compared to $1.7 million for the six months ended June 30, 2014.  The increase in occupancy expense resulted primarily from an increase in building maintenance expense related to the costs of the five properties acquired in the Rumson merger in the first quarter of 2014, which was partially offset by decreases in rent expense and leasehold depreciation expense.
The cost of data processing services decreased slightly to $625,000 for the six months ended June 30, 2015 from $628,000 for the six months ended June 30, 2014, reflecting the cost containment and operating scale obtained through the integration of the former Rumson operations.
FDIC insurance expense increased to $370,000 for the six months ended June 30, 2015 compared to $335,000 for the six months ended June 30, 2014 primarily as a result of the increase in assets at June 30, 2015 compared to June 30, 2014.
Other real estate owned expenses increased by $373,000 to $513,000 for the six months ended June 30, 2015 compared to $140,000 for the six months ended June 30, 2014 primarily due to the write-down of one OREO property of $382,000 to the net realizable value of a contract for sale that was pending at June 30, 2015.
Regulatory, professional and other fees increased by $353,000, or 53%, to $1.0 million for the six months ended June 30, 2015 compared to $667,000 for the six months ended June 30, 2014 due to higher legal fees incurred in pursuing the potential recovery of the loss on a loan that was a result of fraudulent misrepresentations by the borrower and its principals.
Other expenses decreased $20,000 to $948,000 for the six months ended June 30, 2015 compared to $968,000 for the six months ended June 30, 2014 as a result of decreases in correspondent bank fees, maintenance agreements and ATM operating expenses.  All other expenses are also comprised of a variety of operating expenses, as well as expenses associated with lending activities.

Income Taxes
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Pre-tax income increased to $3.4 million for the three months ended June 30, 2015 compared to a pre-tax loss of $1.2 million for the three months ended June 30, 2014.
The Company recorded income tax expense of $1.1 million for the three months ended June 30, 2015, which resulted in an effective tax rate of 32.4% compared to an income tax benefit of $728,000 and a net tax benefit rate of 62.3% for the three months ended June 30, 2014. The increase in income tax expense for the three months ended June 30, 2015 was primarily due to the significantly higher amount of pre-tax income in the period compared to the net loss before taxes for the three months ended June 30, 2014.  The high effective tax benefit rate for the three months ended June 30, 2014 was due primarily to the amount of tax-exempt income relative to the pre-tax loss for that quarter.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Pre-tax income increased to $6.7 million for the six months ended June 30, 2015 compared to a pre-tax loss of $480,000 for the six months ended June 30, 2014.
The Company recorded income tax expense of $2.2 million for the six months ended June 30, 2015, which resulted in an effective tax rate of 32.1% compared to an income tax benefit of $682,000 and a net tax benefit rate of 142% for the six months ended June

30, 2014. The high effective tax benefit rate for the six months ended June 30, 2014 was due primarily to the amount of tax exempt income relative to the pre-tax loss for the period.
Financial Condition
June 30, 2015 Compared with December 31, 2014
Total consolidated assets at June 30, 2015 were $1.05 billion, representing an increase of $90.1 million, or 9.4%, from total consolidated assets of $956.8 million at December 31, 2014.  The increase in assets was primarily attributable to a $104.2 million increase in loans, which was primarily funded by a $105.6 million increase in FHLB borrowings.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2015 totaled $16.4 million compared to $14.5 million at December 31, 2014, an increase of $1.8 million or 12.5%. To the extent that the Bank did not utilize the funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.
Loans Held for Sale
Loans held for sale at June 30, 2015 were $9.2 million compared to $8.4 million at December 31, 2014. As indicated in the Consolidated Statements of Cash Flows, the amount of mortgage loans originated for sale was $78.5 million for the six months ended June 30, 2015 compared to $39.8 million for the six months ended June 30, 2014. The decrease in long-term market interest rates that occurred during late 2014 and continued into 2015 increased the demand for mortgage loan financings during the first six months of 2015.  The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities
Investment securities represented approximately 20% of total assets at June 30, 2015 and approximately 23% of total assets at December 31, 2014. Total investment securities decreased $16.6 million, or 7.4%, to $207.2 million at June 30, 2015 from $223.8 million at December 31, 2014. Purchases of investment securities totaled $14.6 million during the six months ended June 30, 2015, and proceeds from calls, maturities and repayments totaled $30.1 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At June 30, 2015, securities available for sale totaled $80.6 million, an increase of $415,000, or 0.5%, compared to securities available for sale totaling $80.2 million at December 31, 2014.
At June 30, 2015, the securities available for sale portfolio had net unrealized losses of $192,000 compared to net unrealized gains of $427,000 at December 31, 2014.  These unrealized gains (losses) were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2015, securities held to maturity were $126.7 million, a decrease of $16.9 million from $143.6 million at December 31, 2014.  The fair value of the held to maturity portfolio at June 30, 2015 was $130.3 million.
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
The following table represents the components of the loan portfolio at June 30, 2015 and December 31, 2014.

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2015		December 31, 2014
Component	Amount	%	Amount	%
Construction loans	$98,307	13%	$95,627	15%
Residential real estate loans	42,826	6%	46,446	7%
Commercial business	107,529	14%	110,771	17%
Commercial real estate	205,487	27%	198,211	30%
Mortgage warehouse lines	279,664	37%	179,172	27%
Loans to individuals	23,329	3%	23,156	4%
Deferred loan costs	1,149	—%	715	—%
All other loans	215	—%	199	—%
	$758,506	100%	$654,297	100%
The loan portfolio increased by $104.2 million, or 15.9%, to $758.5 million at June 30, 2015 compared to $654.3 million at December 31, 2014.
Mortgage warehouse lines outstanding increased $100.5 million, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers that was due to the seasonal home buying market and favorable residential mortgage market interest rates. The growth of this portfolio segment was the primary driver of the increase in the loan portfolio.
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

Commercial business loans decreased slightly during the first six months of 2015. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $7.3 million, or 3.7% during the first six months of 2015. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.
Construction loans increased $2.7 million, or 2.8%, during the first six months of 2015. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties primarily and income producing properties secondarily. First mortgage construction loans are made to developers and builders primarily for single family homes or smaller multi-family buildings (less than ten units) that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
Non-accrual loans increased $107,000 to $4.6 million at June 30, 2015 from $4.5 million at December 31, 2014.  The major segments of non-accrual loans consist of commercial real estate loans and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.
Non-performing loans to total loans decreased to 0.61% at June 30, 2015 from 0.74% at December 31, 2014 principally due to the increase in total loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Non-Performing Assets and Loans	June 30,	December 31,
(Dollars in thousands)	2015	2014
Non-Performing loans:
Loans 90 days or more past due and still accruing	$—	$317
Non-accrual loans	4,630	4,523
Total non-performing loans	4,630	4,840
Other real estate owned	5,328	5,710
Other repossessed assets	66	66
Total non-performing assets	10,024	10,616
Performing troubled debt restructurings	3,954	3,925
Performing troubled debt restructurings and total non-performing assets	$13,978	$14,541

Non-performing loans to total loans	0.61%	0.74%
Non-performing loans to total loans excluding mortgage warehouse lines	0.97%	1.02%
Non-performing assets to total assets	0.96%	1.11%
Non-performing assets to total assets excluding mortgage warehouse lines	1.31%	1.37%
Total non-performing assets and performing troubled debt restructurings to total assets	1.34%	1.52%
Non-performing assets decreased by $592,000 to $10.0 million at June 30, 2015 from $10.6 million at December 31, 2014.  Other real estate owned totaled $5.3 million at June 30, 2015 compared to $5.7 million at December 31, 2014.  At June 30, 2015, one OREO property with a carrying amount of $1.4 million was under contract for sale. The sale of the property was completed in July, 2015.
At June 30, 2015, the Bank had ten loans totaling $4.5 million which were troubled debt restructurings.  Three of these loans totaling $480,000 are included in the above table as non-accrual loans; the remaining seven loans totaling $4.0 million are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the Rumson merger with evidence of deteriorated credit quality of $2.0 million at June 30, 2015 were not classified as non-performing loans.
Non-performing assets represented 0.96% of total assets at June 30, 2015 and 1.11% of total assets at December 31, 2014.
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
All, or part, of the principal balance of commercial and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans and the entire allowance is available to absorb any and all loan losses.
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
The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger-balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  It is this process that produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans is determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed and for homogeneous groups of loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.
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
The specific allowance for impaired loans is established for specific loans which have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms, which employ their own criteria and assumptions that may include occupancy rates, rental rates, and property expenses, among others.
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
As a separate segment of the total portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan loss purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008, there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from the Bank, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.
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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses (Dollars in thousands)
	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2015	2014	2014
Balance, beginning of period	$6,925	$7,039	$7,039
Provision charged to operating expenses	500	5,750	4,600
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	—	(15)	—
Commercial and commercial real estate	(88)	(5,906)	(4,225)
Loans to individuals	—	(1)	—
Lease financing	—	—	—
All other loans	—	—	—
	(88)	(5,922)	(4,225)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial and commercial real estate	12	58	4
Loans to individuals	2	—	—
Lease financing	—	—	—
All other loans	—	—	—
	14	58	4
Net charge offs	(74)	(5,864)	(4,221)
Balance, end of period	$7,351	$6,925	$7,418
Loans :
At period end	$758,506	$654,297	$635,460
Average during the period	671,152	563,379	506,049
Net charge offs to average loans outstanding	(0.01)%	(1.04)%	(0.83)%
Net charge offs to average loans outstanding, excluding
mortgage warehouse loans	(0.02)%	(1.33)%	(1.12)%
Allowance for loan losses to :
Total loans at period end	0.97%	1.06%	1.17%
Total loans at period end excluding mortgage warehouse loans	1.30%	1.27%	1.44%
Non-performing loans	158.78%	143.10%	89.26%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of June 30, 2015 and December 31, 2014, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	June 30, 2015			December 31, 2014
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial and Commercial real estate	$4,104	1.31%	41%	4,154	1.34%	48%
Construction loans	1,090	1.11%	13%	1,215	1.27%	15%
Residential real estate loans	202	0.47%	6%	197	0.42%	7%
Loans to individuals	122	0.52%	3%	131	0.57%	3%
Subtotal	5,518	1.16%	63%	5,697	1.20%	73%
Mortgage warehouse lines	1,119	0.40%	37%	896	0.50%	27%
Unallocated reserves	714	—	—	332	—	—
Total	$7,351	0.97%	100%	$6,925	1.06%	100%
The Company did not record a provision for loan losses for the three months ended June 30, 2015 compared to a provision in the amount of $4.1 million for the three months ended June 30, 2014.   No provision for loan losses was recorded in the second quarter of 2015 due to the insignificant level of net charge-offs, the Bank's stable loan quality trends over the last four quarters and management’s judgment that the loan loss reserve factors should be reduced to reflect the strengthening economic conditions in the Bank’s markets, the Bank's stable loan quality trends and the level of estimated potential loss in the loan portfolio.  Net charge-offs amounted to $13,000 for the three months ended June 30, 2015.
At June 30, 2015, the allowance for loan losses was $7.4 million, a $426,000 increase from the allowance for loan losses at December 31, 2014. As a percentage of total loans, the allowance was 0.97% at the end of the second quarter of 2015 and 1.06% at year end 2014.   The allowance for loan losses was 159% of non-accrual loans at June 30, 2015 compared to 153% of non-accrual loans at December 31, 2014. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

With respect to the remaining acquired Rumson loans of $103 million at June 30, 2015, the remaining accretable general credit discount was $873,000 and the non-accretable credit discount was $546,000.

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

The following table summarizes deposits at June 30, 2015 and December 31, 2014.

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Demand
Non-interest bearing	$161,029	$162,281
Interest bearing	290,595	297,679
Savings	191,113	190,817
Time	155,351	166,984
	$798,088	$817,761
At June 30, 2015, total deposits were $798.1 million, a decrease of $19.7 million, or 2.4%, from $817.8 million at December 31, 2014.  The decrease in deposits was due primarily to the outflow of municipal deposits acquired in the Rumson merger and a decrease in certificates of deposit.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $130.7 million at June 30, 2015, consisting of $110.2 million in overnight borrowings from the FHLB and $20.5 million of long-term FHLB borrowings, compared to $25.1 million at December 31, 2014, consisting of $4.4 million of overnight borrowings from the FHLB and $20.7 million of long-term FHLB borrowings. Two long term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10.0 million and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a carrying amount of $10.5 million at June 30, 2015.
The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10.0 million that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.
Shareholders’ Equity and Dividends
Shareholders’ equity increased by $4.4 million, or 5.1%, to $91.5 million at June 30, 2015 from $87.1 million at December 31, 2014.  Tangible book value per common share increased by $0.59 to $10.39 at June 30, 2015 from $9.80 at December 31, 2014.   The ratio of average shareholders’ equity to total average assets was 9.10% at June 30, 2015 compared to 8.62% at December 31, 2014.
Shareholders’ equity increased $4.4 million due to net income of $4.6 million, $24,000 from the exercise of stock options and $326,000 in share based compensation for the six months ended June 30, 2015. Partially offsetting these increases was a decline in accumulated other comprehensive income of $475,000 during the period.
In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) had declared a common stock dividend every year (except 2013 and 2014) since 1992 and has paid such dividends every year since 1993 (except 2014 due to the acquisition of Rumson).   On February 20, 2015, the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on March 16, 2015, which was paid on April 6, 2015.  Per share amounts for the prior periods have been adjusted to reflect the common stock dividend.
The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY."
In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares made during the quarter ended June 30, 2015 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Company
Common equity Tier 1 (CET1)	$79,483	8.72%	$40,999	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	104,835	11.51%	72,888	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	97,483	10.70%	54,666	>6%	N/A	N/A
Tier 1 Leverage Capital	97,483	10.00%	38,987	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$95,191	10.45%	$40,999	>4.5%	$59,221	≥6.5%
Total Capital to Risk Weighted Assets	102,542	11.25%	72,888	>8%	91,110	≥10%
Tier 1 Capital to Risk Weighted Assets	95,191	10.45%	54,666	>6%	72,888	≥8%
Tier 1 Leverage Capital	95,191	9.77%	38,987	>4%	48,734	>5%

As of December 31, 2014
Company
Total Capital to Risk Weighted Assets	$98,309	12.28%	$64,045	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	91,384	11.41%	32,023	>4%	N/A	N/A
Tier 1 Leverage Capital	91,384	9.53%	38,348	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$96,048	12.00%	$64,045	>8%	$80,056	>10%
Tier 1 Capital to Risk Weighted Assets	89,123	11.13%	32,023	>4%	48,034	>6%
Tier 1 Leverage Capital	89,123	9.30%	38,348	>4%	47,935	>5%
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
At June 30, 2015, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

Liquidity
At June 30, 2015, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $523.5 million, of its total assets at June 30, 2015.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2015, the Bank pledged collateral to the FHLB to support additional borrowings of $41.8 million. The Bank also maintains an unsecured federal funds line of $25.0 million with a correspondent bank.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2015, the balance of cash and cash equivalents was $16.4 million.
Net cash provided by operating activities totaled $5.2 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $7.0 million for the six months ended June 30, 2014.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses, and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the six months ended June 30, 2015 was less than net cash provided by operating activities for the six months ended June 30, 2014 due to lower net proceeds from sales and origination of loans in 2015 compared to 2014.
Net cash used in investing activities totaled $89.4 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $83.8 million for the six months ended June 30, 2014. The primary use of cash for the first six months of 2015 was the net increase of loans of $104.2 million compared to a net increase in loans of $122.9 million for the first six months of 2014. Net cash received from the acquisition of Rumson of $21.4 million reduced the net cash used for the first six months of 2014.
Net cash provided by financing activities was $85.9 million for the six months ended June 30, 2015 compared to $30.7 million for the six months ended June 30, 2014.  The primary source of funds for the 2015 period was  the increase in borrowed funds of $105.6 million, which was partially offset by the decrease in deposits of $19.7 million, compared to the $38.9 million increase in borrowings, which was partially offset by the decrease in deposits of $8.2 million for the 2014 period.
The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2015 and June 30 2014, prepayments and maturities of investment securities totaled $30.1 million and $25.9 million, respectively.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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
Under the interest rate risk policy established by the Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and economic value of equity.
Based upon the current interest rate environment, as of June 30, 2015, sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
+300	$3,217	8.0%	$1,554	1.25%
+200	1,857	4.6%	1,272	1.03%
—	—	—%	—	—%
The Company employs many assumptions to calculate the impact of changes in interest rates on assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to actions, if any, in response to changing rates. In calculating these exposures, the Company utilized an interest rate simulation model which is validated by third-party reviewers on an annual basis.
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
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 21, 2005, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 5% of its common shares outstanding at that date in open market or privately negotiated transactions.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2015.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2015	April 30, 2015	—	—	—	127,956
May 1, 2015	May 31, 2015	783	$11.50	783	127,173
June 1, 2015	June 30, 2015	93	$12.49	93	127,080
Total		876	$12.63	876	127,080

(1)
The Company’s common stock repurchase program covers a maximum of 237,115 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.

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

1ST CONSTITUTION BANCORP

Date:August 12, 2015	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

1ST CONSTITUTION BANCORP
FORM 10-Q
Index to Exhibits

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