Form 10-Q
period 2015-09-30
1ST CONSTITUTION BANCORP
filed 2015-11-16
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 31, 2015, there were 7,547,064 shares of the registrant’s common stock, no par value, outstanding.

1

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.
1st Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CASH AND DUE FROM BANKS	$14,865	$14,545
FEDERAL FUNDS SOLD / SHORT-TERM INVESTMENTS	—	—
Total cash and cash equivalents	14,865	14,545
INVESTMENT SECURITIES:
Available for sale, at fair value	74,557	80,161
Held to maturity (fair value of $125,445 and $148,476 at September 30, 2015 and December 31, 2014, respectively)	121,025	143,638
Total investment securities	195,582	223,799

LOANS HELD FOR SALE	5,707	8,372
LOANS	709,398	654,297
Less- Allowance for loan losses	(7,132)	(6,925)
Net loans	702,266	647,372

PREMISES AND EQUIPMENT, net	11,289	11,373
ACCRUED INTEREST RECEIVABLE	2,644	3,096
BANK-OWNED LIFE INSURANCE	21,445	21,218
OTHER REAL ESTATE OWNED	4,927	5,710
GOODWILL AND INTANGIBLE ASSETS	13,391	13,711
OTHER ASSETS	8,334	7,583
Total assets	$980,450	$956,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS
Non-interest bearing	$170,255	$162,281
Interest bearing	623,587	655,480
Total deposits	793,842	817,761

BORROWINGS	65,187	25,107
REDEEMABLE SUBORDINATED DEBENTURES	18,557	18,557
ACCRUED INTEREST PAYABLE	753	907
ACCRUED EXPENSES AND OTHER LIABILITIES	7,679	7,337
Total liabilities	886,018	869,669

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 7,569,613 and 7,165,084 shares issued and 7,547,064 and 7,134,174 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	65,777	61,448
Retained earnings	28,773	25,730
Treasury Stock, 22,549 shares and 30,910 shares at September 30, 2015 and December 31, 2014, respectively	(258)	(316)
Accumulated other comprehensive income	140	248
Total shareholders’ equity	94,432	87,110
Total liabilities and shareholders’ equity	$980,450	$956,779
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Loans, including fees	$9,527	$8,586	$27,054	$22,695
Securities:
Taxable	776	961	2,383	3,141
Tax-exempt	522	575	1,608	1,746
Federal funds sold and short-term investments	7	10	38	111
Total interest income	10,832	10,132	31,083	27,693

INTEREST EXPENSE:
Deposits	921	955	2,765	2,827
Borrowings	159	144	438	387
Redeemable subordinated debentures	89	87	263	257
Total interest expense	1,169	1,186	3,466	3,471

Net interest income	9,663	8,946	27,617	24,222
PROVISION FOR LOAN LOSSES	100	650	600	5,250
Net interest income after provision for loan losses	9,563	8,296	27,017	18,972

NON-INTEREST INCOME:
Service charges on deposit accounts	186	268	615	754
Gain on sales of loans, net	455	556	2,336	1,562
Income on Bank-owned life insurance	144	144	420	422
Other income	314	514	1,231	1,640
Total other income	1,099	1,482	4,602	4,378

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,045	3,922	12,096	11,195
Occupancy expense	843	834	2,704	2,499
Data processing expenses	326	313	951	941
FDIC insurance expense	160	210	530	545
Other real estate owned expenses	119	132	631	272
Merger-related expenses	—	—	—	1,532
Other operating expenses	1,559	1,312	4,355	3,791
Total other expenses	7,052	6,723	21,267	20,775

Income before income taxes	3,610	3,055	10,352	2,575
INCOME TAXES	1,148	917	3,315	235
Net income	$2,462	$2,138	$7,037	$2,340

NET INCOME PER COMMON SHARE:
Basic	$0.33	$0.29	$0.94	$0.32
Diluted	$0.32	$0.28	$0.92	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,543,040	7,475,069	7,517,828	7,364,465
Diluted	7,695,082	7,603,627	7,674,946	7,498,647
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$2,462	$2,138	$7,037	$2,340

Other comprehensive income (loss):

Unrealized holding gains on securities available for sale	698	477	80	2,758
Tax effect	(254)	(255)	(73)	(1,013)
Net of tax amount	444	222	7	1,745

Reclassification adjustment for loss included in income on securities available for sale (1)	—	—	—	3
Tax effect (2)	—	—	—	(1)
Net of tax amount	—	—	—	2

Pension liability	(73)	161	19	323
Tax effect	29	(64)	(8)	(129)
Net of tax amount	(44)	97	11	194

Reclassification adjustment for actuarial (gains) loss included in
Income (3)	(55)	(4)	(210)	(6)
Tax effect (2)	22	2	84	2
Net of tax amount	(33)	(2)	(126)	(4)

Total other comprehensive income (loss)	367	317	(108)	1,937

Comprehensive income	$2,829	$2,455	$6,929	$4,277
The accompanying notes are an integral part of these financial statements.
(1)Included in other income on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income
(3)Included in salaries and employee benefits expense on the consolidated statements of income

1st Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance, January 1, 2014	$49,403	$21,374	$(172)	$(2,248)	$68,357

Exercise of stock options and share grants	375	—	—	—	375
Share-based compensation	444	—	—	—	444

Treasury stock purchased (3,891 shares)	—	—	(138)	—	(138)

Acquisition of Rumson Fair Haven Bank (1,019,223 shares)	11,161	—	—	—	11,161

Net Income for the nine months ended September 30, 2014	—	2,340	—	—	2,340

Other comprehensive income	—	—	—	1,937	1,937
Balance, September 30, 2014	$61,383	$23,714	$(310)	$(311)	$84,476

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110
Exercise of stock options and share grants	(148)	—	331	—	183

Share-based compensation	483	—	—	—	483

Treasury stock purchased (23,791 shares)	—	—	(273)	—	(273)

5% Stock dividend declared March 2015 (358,851 shares)	3,994	(3,994)	—	—	—

Net income for the nine months ended September 30, 2015	—	7,037	—	—	7,037

Other comprehensive loss	—	—	—	(108)	(108)

Balance, September 30, 2015	$65,777	$28,773	$(258)	$140	$94,432
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$7,037	$2,340
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	600	5,250
Provision for loss on other real estate owned	382	112
Depreciation and amortization	1,151	1,339
Net amortization of premiums and discounts on securities	622	852
Loss on sales of securities held for sale	—	3
Gains on sales of other real estate owned	—	(21)
Gains on sales of loans held for sale	(2,336)	(1,562)
Originations of loans held for sale	(112,980)	(84,045)
Proceeds from sales of loans held for sale	117,981	87,072
Income on Bank – owned life insurance	(420)	(422)
Share-based compensation expense	483	444
Decrease in accrued interest receivable	452	341
Increase in other assets	(650)	(308)
Decrease in accrued interest payable	(154)	(228)
Increase (Decrease) in accrued expenses and other liabilities	341	(389)
Net cash provided by operating activities	12,509	10,778
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(7,071)	—
Held to maturity	(7,578)	(14,229)
Proceeds from maturities and prepayments of securities -
Available for sale	12,345	21,504
Held to maturity	29,861	18,572
Proceeds from sales of securities available for sale	—	5,957
Net increase in loans	(56,460)	(108,784)
Capital expenditures	(723)	(262)
Net cash received in the acquisition	—	21,375
Proceeds from sales of other real estate owned	1,366	231
Net cash used in investing activities	(28,260)	(55,636)
FINANCING ACTIVITIES:
Exercise of stock options	183	742
Purchase of treasury stock	(273)	(138)
Net decrease in deposits	(23,919)	(4,472)
Net increase in borrowings	40,080	(180)
Net cash provided by (used in) financing activities	16,071	(4,048)
Increase (Decrease) in cash and cash equivalents	320	(48,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,545	69,279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,865	$20,373
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$3,620	$3,551
Income taxes	3,656	656
Non-cash activities .
Acquisition of Rumson
Noncash assets acquired :
Investment securities available for sale		$30,024
Loans		143,714
Accrued interest receivable		597
Premises and equipment, net		2,552
Goodwill		7,698
Core deposit intangible		1,189
Bank-owned life insurance		4,471
Other assets		886
		191,131
Liabilities assumed :
Deposits		189,490
Advances from FHLB		11,030
Other liabilities		825
		201,345

Common stock issued as consideration		11,161
The accompanying notes are an integral part of these financial statements.

1st Constitution Bancorp
Notes To Consolidated Financial Statements
September 30, 2015
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
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
On April 6, 2015, the Company paid a five percent common stock dividend to shareholders of record on March 16, 2015.  As appropriate, common shares and per common share data presented in the consolidated financial statements and the accompanying notes below have been adjusted to reflect the common stock dividend.
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
The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

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

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$2,462	7,543,040	$0.33
Effect of dilutive securities:
Stock options and warrants		152,042
Diluted EPS:
Net income plus assumed conversion	$2,462	7,695,082	$0.32

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,138	7,475,069	$0.29
Effect of dilutive securities:
Stock options and warrants		128,558
Diluted EPS:
Net income plus assumed conversion	$2,138	7,603,627	$0.28

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$7,037	7,517,828	$0.94
Effect of dilutive securities:
Stock options and warrants		157,118
Diluted EPS:
Net income plus assumed conversion	$7,037	7,674,946	$0.92

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2014
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,340	7,364,465	$0.32
Effect of dilutive securities:
Stock options, warrants and unvested restricted stock awards		134,182
Diluted EPS:
Net income plus assumed conversion	$2,340	7,498,647	$0.31

For the three months ended September 30, 2015 and 2014, 75,376 and 94,811 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share. For the nine months ended September 30, 2015 and 2014, 54,414 and 137,864 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

(4) Investment Securities
Amortized cost, gross unrealized gains and losses, and the estimated fair value by security type are as follows:

(Dollars in thousands)
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,531	$8	$—	$1,539
Residential collateralized mortgage obligations- GSE	3,421	99	—	3,520
Residential mortgage backed securities – GSE	24,092	704	(23)	24,773
Obligations of state and political subdivisions	21,150	274	(305)	21,119
Trust preferred debt securities – single issuer	2,474	—	(262)	2,212
Corporate debt securities	16,744	104	(66)	16,782
Other debt securities	1,057	—	(26)	1,031
Restricted stock	3,581	—	—	3,581
	$74,050	$1,189	$(682)	$74,557

September 30, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Held to maturity-
Residential collateralized mortgage obligations – GSE	14,876	—	14,876	553	—	15,429
Residential mortgage backed securities – GSE	49,673	—	49,673	1,518	(8)	51,183
Obligations of state and political subdivisions	55,653	—	55,653	2,093	(101)	57,645
Trust preferred debt securities-pooled	657	(501)	156	375	—	531
Other debt securities	667	—	667	—	(10)	657

	$121,526	$(501)	$121,025	$4,539	$(119)	$125,445

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$1,538	$—	$(14)	$1,524
Residential collateralized mortgage obligations- GSE	4,455	101	(23)	4,533
Residential mortgage backed securities - GSE	27,089	825	(143)	27,771
Obligations of state and political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities-single issuer	2,472	—	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,290	1	(11)	1,280
Restricted stock	1,760	—	—	1,760
	$79,734	$1,378	$(951)	$80,161

December 31, 2014	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	19,304	—	19,304	700	—	20,004
Residential mortgage backed securities - GSE	56,528	—	56,528	1,563	(36)	58,055
Obligations of state and political subdivisions	66,887	—	66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	—	561
Other debt securities	763	—	763	1	—	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476
Restricted stock at September 30, 2015 and December 31, 2014 totaled $3.6 million and $1.7 million, respectively, consisting of $3.5 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at September 30, 2015 and $1.6 million of Federal Home Loan Bank of New York Stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2014.

Gross unrealized losses on available for sale and held to maturity securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	—	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations –GSE	—	—	—	—	—	—	—
Residential mortgage backed securities-GSE	8	4,678	(11)	4,064	(20)	8,742	(31)
Obligations of state and political Subdivisions	57	12,587	(192)	8,636	(214)	21,223	(406)
Trust preferred debt securities- single issuer	4	—	—	2,212	(262)	2,212	(262)
Corporate debt securities	3	8,000	(66)	—	—	8,000	(66)
Other debt securities	3	632	(10)	1,031	(26)	1,663	(36)
Total temporarily impaired securities	75	$25,897	$(279)	$15,943	$(522)	$41,840	$(801)

December 31, 2014		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	1	$1,524	$(14)	$—	$—	$1,524	$(14)
Residential collateralized mortgage obligations –GSE	1	1,025	(23)	—	—	1,025	(23)
Residential mortgage backed securities GSE	16	755	—	15,441	(179)	16,196	(179)
Obligations of state and political subdivisions	57	2,491	(23)	15,621	(398)	18,112	(421)
Trust preferred debt securities- single issuer	4	—	—	2,069	(403)	2,069	(403)
Corporate debt securities	7	6,259	(5)	1,017	(23)	7,276	(28)
Other debt securities	2	985	(6)	86	(5)	1,071	(11)
Total temporarily impaired securities	88	$13,039	$(71)	$34,234	$(1,008)	$47,273	$(1,079)

The following table sets forth certain information regarding the amortized cost, carrying value, estimated fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale-Due in one year or less.”

(Dollars in thousands)	September 30, 2015
	Amortized Cost	Estimated Fair Value	Yield
Available for sale
Due in one year or less	$9,554	$9,587	3.28%
Due after one year through five years	16,769	16,915	1.91%
Due after five years through ten years	14,723	14,947	2.61%
Due after ten years	33,004	33,108	3.49%
Total	$74,050	$74,557	2.93%

	Carrying Value	Estimated Fair Value	Yield
Held to maturity
Due in one year or less	$9,466	$9,473	0.54%
Due after one year through five years	15,827	16,388	3.99%
Due after five years through ten years	30,497	31,759	3.54%
Due after ten years	65,235	67,825	3.43%
Total	$121,025	$125,445	3.31%

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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of September 30, 2015, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$94,176	$94,176	$—	$—
Commercial Business	809	197	228	1,234	96,803	98,037	27	323
Commercial Real Estate	1,369	2,709	2,639	6,717	199,651	206,368	—	2,651
Mortgage Warehouse Lines	—	—	—	—	245,546	245,546	—	—
Residential Real Estate	228	—	1,132	1,360	39,557	40,917	737	395
Consumer
Loans to Individuals	36	—	263	299	22,601	22,900	—	263
Other	—	—	—	—	233	233	—	—
Deferred Loan Costs	—	—	—	—	1,221	1,221	—	—
Total	$2,442	$2,906	$4,262	$9,610	$699,788	$709,398	$764	$3,632
The following table provides an aging of the loan portfolio by loan class at December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$95,627	$95,627	$—	$—
Commercial Business	1,823	51	492	2,366	108,405	110,771	—	464
Commercial Real Estate	3,988	—	2,772	6,760	191,451	198,211	—	2,435
Mortgage Warehouse Lines	—	—	—	—	179,172	179,172	—	—
Residential Real Estate	—	—	1,688	1,688	44,758	46,446	317	1,361
Consumer
Loans to Individuals	4	—	263	267	22,889	23,156	—	263
Other	—	—	—	—	199	199	—	—
Deferred Loan Costs	—	—	—	—	715	715	—	—
Total	$5,815	$51	$5,215	$11,081	$643,216	$654,297	$317	$4,523

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the Rumson merger with evidence of deteriorated credit quality of $1.6 million at September 30, 2015 and $2.0 million at December 31, 2014 were not classified as non-performing loans.
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

The following table provides a breakdown of the loan portfolio by credit quality indictor at September 30, 2015:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,940	$89,974	$189,369	$245,546	$40,214
Special Mention	236	7,381	9,731	—	94
Substandard	—	544	7,268	—	609
Doubtful	—	138	—	—	—
Total	$94,176	$98,037	$206,368	$245,546	$40,917

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$22,637	$233
Nonperforming	263	—
Total	$22,900	$233
The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2014:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,391	$103,107	$178,701	$179,172	$44,768
Special Mention	236	6,711	12,052	—	95
Substandard	—	792	7,458	—	1,583
Doubtful	—	161	—	—	—
Loss	—	—	—	—	—
Total	$95,627	$110,771	$198,211	$179,172	$46,446

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,893	$199
Nonperforming	263	—
Total	$23,156	$199

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2015 and December 31, 2014:
Period-End Allowance for Loan Losses by Impairment Method as of September 30, 2015

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Ending Balance	$1,020	$1,766	$2,665	$982	$219	$103	$—	$377	$—	$7,132

Individually evaluated for impairment	—	38	115	—	7	—	—	—	—	160
Loans acquired with deteriorated credit quality	—	—	40	—	—	—	—	—	—	40
Collectively evaluated for impairment	$1,020	$1,728	$2,510	$982	$212	$103	$—	$377	$—	$6,932

Loans receivables:
Ending Balance	$94,176	$98,037	$206,368	$245,546	$40,917	$22,900	$233	$—	$1,221	$709,398
Individually evaluated for impairment	494	456	5,589	—	395	263	—	—	—	7,197
Loans acquired with deteriorated credit quality	—	265	1,687	—	—	—	—	—	—	1,952
Collectively evaluated for impairment	$93,682	$97,316	$199,092	$245,546	$40,522	$22,637	$233	$—	$1,221	$700,249
Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2014

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Ending Balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925

Individually evaluated for impairment	—	122	593	—	—	26	—	—	—	741
Collectively evaluated for impairment	$1,215	$1,639	$1,800	$896	$197	$103	$2	$332	$—	$6,184

Loans receivables:
Ending Balance	$95,627	$110,771	$198,211	$179,172	$46,446	$23,156	$199	$—	$715	$654,297
Individually evaluated for impairment	450	612	5,762	—	1,361	263	—	—	—	8,448
Loans acquired with deteriorated credit quality	—	320	1,705	—	—	—	—	—	—	2,025
Collectively evaluated for impairment	$95,177	$109,839	$190,744	$179,172	$45,085	$22,893	$199	$—	$715	$643,824

The activity in the allowance for loan loss by loan class for the nine months ended September 30, 2015 and 2014 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged (credited) to operations	(98)	62	(4)	152	13	(13)	—	388	500
Loans charged off	—	(62)	—	—	—	—	—	—	(62)
Recoveries of loans charged off	—	—	—	—	—	1	—	—	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

Provision charged (credited) to operations	(27)	(81)	49	71	(8)	3	(1)	(6)	—
Loans charged off	—	(26)	—	—	—	—	—	—	(26)
Recoveries of loans charged off	—	5	7	—	—	1	—	—	13
Balance - June 30, 2015	$1,090	$1,659	$2,445	$1,119	$202	$121	$1	$714	$7,351

Provision charged (credited) to operations	(70)	127	507	(137)	17	(6)	(1)	(337)	100
Loans charged off	—	(27)	(287)	—	—	(14)	—	—	(328)
Recoveries of loans charged off	—	7	—	—	—	2	—	—	9
Balance - September 30, 2015	$1,020	$1,766	$2,665	$982	$219	$103	$—	$377	$7,132

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse	Residential Real Estate	Consumer	Other	Unallocated	Total
Balance - December 31, 2013	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$7,039
Provision charged (credited) to operations	60	454	114	(63)	17	(16)	(1)	(65)	500
Loans charged off	—	(511)	—	—	—	—	—	—	(511)
Recoveries of loans charged off	—	3	—	—	—	—	—	—	3
Balance - March 31, 2014	$1,265	$1,218	$3,136	$522	$182	$93	$1	$614	$7,031

Provision charged (credited) to operations	(315)	4,041	471	388	(9)	(2)	—	(474)	4,100
Loans charged off	—	(3,714)	—	—	—	—	—	—	(3,714)
Recoveries of loans charged off	—	1	—	—	—	—	—	—	1
Balance - June 30, 2014	$950	$1,546	$3,607	$910	$173	$91	$1	$140	$7,418

Provision charged (credited) to operations	149	185	223	(123)	44	1	—	171	650
Loans charged off	—	(99)	(894)	—	(15)	—	—	—	(1,008)
Recoveries of loans charged off	—	9	39	—	—	—	—	—	48
Balance - September 30, 2014	$1,099	$1,641	$2,975	$787	$202	$92	$1	$311	$7,108
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

Impaired Loans Receivables (By Class) – September 30, 2015

(Dollars in thousands)				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$494	$494	$—	$489	$7	$471	$20
Commercial Business	512	1,171	—	448	3	489	10
Commercial Real Estate	3,682	4,205	—	2,895	27	2,766	89
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	4,688	5,870	—	3,832	37	3,726	119
Residential Real Estate	94	94	—	617	—	1,113	—

Consumer
Loans to Individuals	263	263	—	263	—	263	—
Other	—	—	—	—	—	—	—
Subtotal	263	263	—	263	—	263	—
With no related allowance:	$5,045	$6,227	$—	$4,712	$37	$5,102	$119

With a related allowance:
Commercial
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	209	235	38	294	—	340	2
Commercial Real Estate	3,595	3,608	155	4,477	88	4,662	246
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,804	3,843	193	4,771	88	5,002	248
Residential Real Estate	301	316	7	100	—	33	—
Consumer
Loans to Individuals	—	—	—	—	—	234	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	234	—
With a related allowance:	4,105	4,159	200	4,871	88	5,269	248
Total:
Construction	494	494	—	489	7	471	20
Commercial Business	721	1,406	38	742	3	829	11
Commercial Real Estate	7,276	7,813	155	7,372	115	7,428	334
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	395	410	7	717	—	1,146	—
Consumer	263	263	—	263	—	263	—
Total	$9,149	$10,386	$200	$9,583	$125	$10,137	$365

Impaired Loans Receivables (By Class) –December 31, 2014

(Dollars in thousands				For the year ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$450	$450	$—	$329	$18
Commercial Business	558	1,145	—	586	20
Commercial Real Estate	4,058	4,344	—	4,144	139
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	5,066	5,939	—	5,059	177
Residential Real Estate	1,361	1,376	—	1,410	—
Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With no related allowance	6,427	7,315	—	6,469	177
With a related allowance:
Commercial
Construction	—	—	—	—	—
Commercial Business	374	374	122	531	3
Commercial Real Estate	3,409	3,409	593	3,439	214
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,783	3,783	715	3,970	217
Residential Real Estate	—	—	—	—	—
Consumer
Loans to Individuals	263	263	26	251	—
Other	—	—	—	—	—
Subtotal	263	263	26	251	—
With a related allowance	4,046	4,046	741	4,221	217

Total:
Construction	450	450	—	329	18
Commercial Business	932	1,519	122	1,117	23
Commercial Real Estate	7,467	7,753	593	7,583	353
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,361	1,376	—	1,410	—
Consumer	263	263	26	251	—
Total	$10,473	$11,361	$741	$10,690	$394

Impaired Loans Receivables (By Class)

(Dollars in thousands)	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Construction	$450	$6	$302	$11
Commercial Business	786	7	580	20
Commercial Real Estate	2,432	35	1,512	106
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,668	48	2,394	137
Residential Real Estate	1,468	7	1,298	21
Consumer
Loans to Individuals	77	8	136	15
Other	—	—	—	—
Subtotal	77	8	136	15
With no related allowance:	5,213	63	3,828	173
With a related allowance:
Commercial
Construction	$—	$—	$—	$—
Commercial Business	95	—	246	—
Commercial Real Estate	8,701	55	8,975	160
Mortgage Warehouse Lines	—	—	—	—
Subtotal	8,796	55	9,221	160
Residential Real Estate	—	—	—	—
Consumer
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With a related allowance:	8,796	55	9,221	160
Total:
Construction	450	6	302	11
Commercial Business	881	7	826	20
Commercial Real Estate	11,133	90	10,487	266
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,468	7	1,298	21
Consumer	77	8	136	15
Total	$14,009	$118	$13,049	$333

Purchased Credit-Impaired Loans
Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at September 30, 2015 and December 31, 2014:

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Outstanding balance	$2,692	$2,705
Carrying amount	$1,952	$2,025
There was a change in the expected cash flows on one PCI loan with a balance of $206,000 at September 30, 2015.  An allowance for loan losses in the amount of $40,000 has been recorded for this acquired loan as of September 30, 2015.
Changes in accretable discount for acquired credit-impaired loans for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Balance at beginning of period	$101	$194	$135	$—
Acquisition of impaired loans	—	—	—	241
Accretion of discount	(13)	(37)	(47)	(84)
Balance at end of period	$88	$157	$88	$157
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

(Dollars in thousands)
	September 30,
	2015		2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	4	$843	1	$33
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
There were no loans modified that were TDRs in the three and nine months ended September 30, 2015. For the year ended December 31, 2014, there were 3 loans with a recorded investment of $162,000 that were modified as TDRs.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

(6) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 437,450 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options may have a term of not more than ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the closing price of the Company’s common stock on the date of grant or otherwise as provided for in the Company's Stock Plans.  The grant date fair value is calculated using the Black – Scholes option valuation model.
As of September 30, 2015, there were 280,160 shares of common stock available for future grants under the Stock Plans, of which 233,960 shares are available for future grants under the 2013 Equity Incentive Plan and 46,200 shares are available for future grant under the 2015 Directors Stock Plan.
Stock-based compensation expense related to options was $12,000 and $6,800 for the three months ended September 30, 2015 and 2014, respectively and $36,000 and $77,000 for the nine months ended September 30, 2015 and 2014, respectively.
Transactions under the Stock Plans during the nine months ended September 30, 2015 are summarized as follows:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2015	235,124	$8.19
Granted	13,230	10.61
Exercised	(35,682)	7.76
Forfeited	(10,485)	11.07
Expired	—	—
Outstanding at September 30, 2015	202,187	$8.36	5.0	$699
Exercisable at September 30, 2015	167,035	$8.37	4.4	$583

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2015 are as follows:

January 2015

Fair value of options granted	$4.05
Risk-free rate of return	1.37%
Expected option life in years	7
Expected volatility	32.37%
Expected dividends (1)	—
(1)To date, the Company has not paid cash dividends on its common stock.
As of September 30, 2015, there was approximately $76,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes the activity in non-vested restricted shares for the nine months ended September 30, 2015:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2015	141,556	$7.51
Granted	67,158	11.19
Vested	(37,851)	9.09
Forfeited	(506)	9.14
Non-vested at September 30, 2015	170,357	$8.61
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period with compensation expense recognized on a straight-line basis.
Stock-based compensation expense related to stock grants was $146,000 and $113,000 for the three months ended September 30, 2015 and 2014, respectively and $447,000 and $367,000 for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, there was approximately $1.3 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years from the date of grant.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies total approximately $21.4 million and $21.2 million at September 30, 2015 and December 31, 2014, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2015 and 2014 were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$51	$102	217	160
Interest cost	29	78	153	121
Actuarial gain recognized	(55)	(4)	(210)	(6)
	$25	$176	160	275

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
September 30, 2015
Unrealized holding gains on available-for- sale securities	$507	$(224)	$283
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	314	(126)	188
Accumulated other comprehensive income	$320	$(180)	$140

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
September 30, 2014
Unrealized holding (losses) on available-for-sale securities	$(232)	$46	$(186)
Unrealized impairment (loss) on held to maturity security:	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains and losses included in other comprehensive income	345	(139)	206
Accumulated other comprehensive loss	$(388)	$77	$(311)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Three Months Ended September 30, 2015:
Balance, beginning of period	$(161)	$(331)	$265	$(227)
Other comprehensive income (loss) before reclassifications	444	—	(44)	400
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(33)	(33)
Other comprehensive income (loss)	444	—	(77)	367
Balance, end of period	$283	$(331)	$188	$140

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Three Months Ended September 30, 2014:
Balance, beginning of period	$(408)	$(331)	$111	$(628)
Other comprehensive income (loss) before reclassifications	222	—	97	319
Amounts reclassified from accumulated other comprehensive income		—	(2)	(2)
Other comprehensive income	222	—	95	317
Balance, end of period	$(186)	$(331)	$206	$(311)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
(Dollars in thousands)
Nine Months Ended September 30, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	7	—	11	18
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(126)	(126)
Other comprehensive income (loss)	7	—	(115)	(108)
Balance, end of period	$283	$(331)	$188	$140

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Nine Months Ended September 30, 2014:
Balance, beginning of period	$(1,933)	$(331)	$16	$(2,248)
Other comprehensive income (loss) before reclassifications	1,745	—	194	1,939
Amounts reclassified from accumulated other comprehensive income	2	—	(4)	(2)
Other comprehensive income	1,747	—	190	1,937
Balance, end of period	$(186)	$(331)	$206	$(311)

(9) Recent Accounting Pronouncements
ASU Update 2015-16 Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," to require adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in the proposed Update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to measurement-period adjustments that occur after the effective date of this Update. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

ASU Update 2015-01 (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.
In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," to eliminate the concept of extraordinary items from U.S. GAAP.  The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary and if so, to separately present the item in the income statement, net of tax, after income from continuing operations.  Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations.  For all entities (public and private), the ASU is effective for fiscal years beginning after December 15, 2015.   Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new revenue standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not anticipate a material impact on the consolidated financial statements related to this guidance.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2015:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$1,539	$—	$1,539
Residential collateralized mortgage obligations- GSE	—	3,520	—	3,520
Residential mortgage backed securities – GSE	—	24,773	—	24,773
Obligations of State and Political subdivisions	—	21,119	—	21,119
Trust preferred debt securities – single issuer	—	2,212	—	2,212
Corporate debt securities	—	16,782	—	16,782
Other debt securities	—	1,031	—	1,031
Restricted stock	—	3,581	—	3,581
Total		$74,557		$74,557

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$1,524	$—	$1,524
Residential collateralized mortgage obligations- GSE	—	4,533	—	4,533
Residential mortgage backed securities – GSE	—	27,771	—	27,771
Obligations of State and Political subdivisions	—	21,703	—	21,703
Trust preferred debt securities – single issuer	—	2,069	—	2,069
Corporate debt securities	—	19,521	—	19,521
Other debt securities	—	1,280	—	1,280
Restricted stock	—	1,760	—	1,760
Total		$80,161		$80,161
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at September 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2015:
Impaired loans	$—	$—	$2,401	$2,401
Other real estate owned	—	—	—	—

December 31, 2014:
Impaired loans	$—	$—	$3,883	$3,883
Other real estate owned	—	—	5,710	5,710
Impaired loans measured at fair value and included in the above table at September 30, 2015 consisted of 6 loans having an aggregate recorded investment of $2.4 million and specific loan loss allowances of $40,000.  Impaired loans measured at fair value and included in the above table at December 31, 2014 consisted of 8 loans having an aggregate balance of $4.0 million with a specific loan loss allowance of $700,000 and 3 loans totaling $578,000 which were charged down during the year.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2015
Impaired loans	$2,401	Appraisal of collateral (1)	Appraisal adjustments (2)	15%-84% (33%)
Other real estate owned	$—	Appraisal of collateral (1)	Appraisal adjustments (2)	—%
December 31, 2014
Impaired loans	$3,883	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-17% (10.66%)
Other real estate owned	$5,710	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-39 (25.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
The fair value of other real estate owned was determined using appraisals, which may be discounted based on management’s review and changes in market conditions.
The following is a summary of fair value versus carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as with most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,865	$14,865	$—	$—	$14,865
Securities available for sale	74,557	—	74,557	—	74,557
Securities held to maturity	121,025	—	125,445	—	125,445
Loans held for sale	5,707	—	5,793	—	5,793
Loans, net	702,266	—	—	717,045	717,045
Accrued interest receivable	2,644	—	2,644	—	2,644
Deposits	(793,842)	—	(797,201)	—	(797,201)
Borrowings	(65,187)	—	(66,246)	—	(66,246)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(753)	—	(753)	—	(753)

December 31, 2014
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,545	$14,545	$—	$—	$14,545
Securities available for sale	80,161	—	80,161	—	80,161
Securities held to maturity	143,638	—	148,476	—	148,476
Loans held for sale	8,372	—	8,500	—	8,500
Loans, net	647,372	—	—	656,153	656,153
Accrued interest receivable	3,096	—	3,096	—	3,096
Deposits	(817,761)	—	(818,265)	—	(818,265)
Borrowings	(25,107)	—	(25,838)	—	(25,838)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(907)	—	(907)	—	(907)
Loan commitments and standby letters of credit as of September 30, 2015 and December 31, 2014 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(11) Subsequent Event

In the fourth quarter of 2015, the Company entered into a non-binding agreement to sell two OREO properties that were carried on the Company's financial statements at an aggregate value of approximately $4.0 million at September 30, 2015. If the contingencies in the non-binding agreement are satisfied and the transaction closes, the Company expects to record a pre-tax charge of approximately $700,000, or $420,000 after tax, in the fourth quarter of 2015. Due to the generally favorable terms of the non-binding agreement, management concluded that a sale at a price lower than the carrying value on the Company's financial statements at September 30, 2015 would be in the best interests of the Company.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results and financial condition at September 30, 2015 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Summary
The Company reported net income of $2.5 million for the three months ended September 30, 2015, a 15% increase compared to net income of $2.1 million for the three months ended September 30, 2014. Net income per diluted share was $0.32 for the third quarter of 2015, a 14% increase compared to net income per diluted share of $0.28 for the third quarter of 2014.
The Company reported net income of $7.0 million or $0.92 per diluted share for the nine months ended September 30, 2015 compared to Adjusted Net Income (as defined below) of $5.5 million or Adjusted Net Income per diluted share of $0.73 for the nine months ended September 30, 2014. Net income and net income per diluted share as reported were $2.3 million and $0.31, respectively, for the nine months ended September 30, 2014.
Adjusted Net Income excludes the after-tax effect of merger related expenses that were incurred in the first and second quarters of 2014 in connection with the merger of Rumson with and into the Bank on February 7, 2014 and the provision for loan losses related to the full charge-off of a loan due to fraudulent misrepresentations by the borrower and its principals recorded in the second quarter of 2014.

The significant increase in net income for the third quarter of 2015 compared to net income for the third quarter of 2014 was due in part to the $717,000 increase in net interest income to $9.7 million, which was driven primarily by the growth of the Bank’s loan portfolio in 2015. Due to stable loan quality and a moderate level of net charge-offs during the third quarter of 2015, the provision for loan losses declined to $100,000 compared to $650,000 in the third quarter of 2014. Lower non-interest income and higher non-interest expenses in the third quarter of 2015 compared to the third quarter of 2014 partially offset the higher net interest income and lower provision for loan losses in the third quarter of 2015.
The significant increase in net income for the nine months ended September 30, 2015 compared to Adjusted Net Income for the nine months ended September 30, 2014 was due primarily to the $3.4 million increase in net interest income to $27.6 million, which was driven by the growth of the Bank's loan portfolio in 2015.
Adjusted Net Income and Adjusted Net Income per Diluted Share are non-GAAP measures. The following table provides a reconciliation of these non-GAAP measures to net income and net income per diluted share as reported:

Reconciliation of Non-GAAP Measures (1) (Dollars in thousands, except per share amounts) (Unaudited)
Nine Months Ended September 30,
Adjusted Net Income:	2014
Net income	$2,340
Adjustment
Provision for loan losses (2)	3,656
Merger-related expenses	1,532
Income tax effect of Adjustment (3)	(2,031)
Adjusted Net Income	$5,497

Adjusted Net Income per Diluted Share
Adjusted Net Income	$5,497
Diluted shares outstanding	7,498,647
Adjusted Net Income per Diluted Share	$0.73

Adjusted Return on Assets (4)	0.78%
Adjusted Return on Equity (4)	9.16%

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

(2)	The amount represents the full charge-off of the loan that was subject to fraudulent misrepresentation by a borrower and its principals.

(3)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.

(4)	Adjusted Return on Assets and Adjusted Return on Equity exclude the after-tax effect of the merger-related expenses and the fraud related loan loss provision in 2014.

Third Quarter Highlights

•
Net interest income was $9.7 million in the third quarter of 2015 compared to $9.4 million in the second quarter of 2015 and $8.9 million in the third quarter of 2014. The net interest margin for each of these periods was 4.19%, 4.19% and 4.07%, respectively.

•
During the third quarter of 2015, the total loan portfolio decreased $49.1 million, or 6.5%, to $709.4 million. Mortgage warehouse lines outstanding decreased $34.1 million to $245.5 million at September 30, 2015, reflecting total paydowns on lines that exceeded the total loan fundings during the quarter. Approximately 67% of the $1.1 billion of mortgage warehouse funding activity during the third quarter were for home purchases. The loan to asset ratio was 72% at September 30, 2015 compared to 68% at December 31, 2014 and 64% at September 30, 2014.

•
The Company recorded a provision for loan losses in the amount of $100,000 in the third quarter of 2015 due to the Bank's stable loan quality, the moderate level of net-charge offs and management's assessment of strengthening economic conditions in the Bank's markets.

•	SBA loan sales were $2.2 million and generated gains on sales of loans of $193,000, and SBA commercial loan originations were $850,000 during the third quarter of 2015.

•
During the third quarter of 2015, the Bank’s residential mortgage banking operation originated $22.9 million of residential mortgages and sold $38.0 million of residential mortgage loans, which generated gains from the sales of loans of $262,000. At September 30, 2015, the pipeline of residential mortgage loans in process was $41.5 million.

•	The Company’s efficiency ratio for the third quarter of 2015 was 64.0% compared to 67.4% for the second quarter of 2015 and 62.8% for the third quarter of 2014.
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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 89.8% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2015 compared to 85.8% of net revenues for the three months ended September 30, 2014. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.
For the nine months ended September 30, 2015, net interest income represented 85.7% of the Company's net revenues compared to 84.7% of net revenues for the nine months ended September 30, 2014.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three and nine month periods ended September 30, 2015 and 2014. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	Three months ended September 30, 2015			Three months ended September 30, 2014

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	14,827	7	0.20%	18,858	10	0.22%
Investment Securities:
Taxable	122,094	776	2.54%	168,913	961	2.28%
Tax-exempt (4)	76,971	773	4.02%	90,191	852	3.78%
Total	199,065	1,549	3.11%	259,104	1,813	2.80%
Loan Portfolio: (1)
Construction	93,953	1,470	6.21%	84,776	1,408	6.59%
Residential real estate	41,828	445	4.22%	49,466	525	4.21%
Home Equity	19,685	272	5.49%	23,098	356	6.12%
Commercial and commercial real estate	293,937	4,314	5.82%	286,369	4,306	5.97%
Mortgage warehouse lines	243,273	2,634	4.30%	155,716	1,690	4.31%
Installment	516	5	4.11%	418	6	5.20%
All Other Loans	33,692	387	4.54%	24,886	295	4.70%
Total	726,884	9,527	5.20%	624,729	8,586	5.45%
Total Interest-Earning Assets	940,776	11,083	4.68%	902,691	10,409	4.58%
Allowance for Loan Losses	(7,665)			(7,542)
Cash and Due From Bank	5,807			13,873
Other Assets	62,094			58,467
Total Assets	1,001,012			967,489
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	295,479	248	0.33%	290,077	244	0.33%
Savings Accounts	194,948	231	0.47%	196,937	227	0.46%
Certificates of Deposit	170,500	442	1.03%	172,114	484	1.12%
Other Borrowed Funds	52,082	159	1.21%	35,421	144	1.61%
Trust Preferred Securities	18,557	89	1.89%	18,557	87	1.82%
Total Interest-Bearing Liabilities	731,566	1,169	0.63%	713,106	1,186	0.66%
Net Interest Spread (2)			4.05%			3.92%
Demand Deposits	167,526			165,618
Other Liabilities	9,406			6,011
Total Liabilities	908,498			884,735
Shareholders’ Equity	92,514			82,754
Total Liabilities and Shareholders’ Equity	1,001,012			967,489
Net Interest Margin (3)		9,914	4.19%		9,223	4.07%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and the average balance of loans held for sale. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax- equivalent basis.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	22,042	38	0.23%	60,616	111	0.24%
Investment Securities:
Taxable	128,404	2,383	2.47%	177,880	3,141	2.36%
Tax-exempt (4)	82,207	2,380	3.86%	87,096	2,584	3.97%
Total	210,611	4,763	3.02%	264,976	5,725	2.89%
Loan Portfolio: (1)
Construction	95,936	4,551	6.34%	73,497	3,791	6.90%
Residential real estate	43,796	1,381	4.22%	44,762	1,363	4.07%
Home Equity	22,308	777	4.67%	21,985	922	5.60%
Commercial and commercial real estate	291,657	12,525	5.74%	264,618	11,779	5.95%
Mortgage warehouse lines	205,753	6,714	4.36%	118,960	4,023	4.52%
Installment	468	16	4.54%	321	14	5.69%
All Other Loans	29,756	1,090	4.89%	21,901	803	4.90%
Total	689,674	27,054	5.24%	546,044	22,695	5.56%
Total Interest-Earning Assets	922,327	31,855	4.62%	871,636	28,531	4.38%
Allowance for Loan Losses	(7,533)			(7,548)
Cash and Due From Bank	7,816			15,326
Other Assets	62,475			57,087
Total Assets	985,085			936,501
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	302,777	754	0.33%	279,311	693	0.33%
Savings Accounts	196,266	686	0.47%	200,284	676	0.45%
Certificates of Deposit	162,085	1,325	1.09%	169,628	1,458	1.15%
Other Borrowed Funds	41,767	438	1.40%	24,631	387	2.10%
Trust Preferred Securities	18,557	263	1.87%	18,557	257	1.85%
Total Interest-Bearing Liabilities	721,452	3,466	0.64%	692,411	3,471	0.67%
Net Interest Spread (2)			3.98%			3.71%
Demand Deposits	164,867			157,000
Other Liabilities	8,782			6,859
Total Liabilities	895,101			856,270
Shareholders’ Equity	89,984			80,231
Total Liabilities and Shareholders’ Equity	985,085			936,501
Net Interest Margin (3)		28,389	4.11%		25,060	3.84%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and includes the average balance of loans held for sale. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax- equivalent basis.

Three months ended September 30, 2015 compared to three months ended September 30, 2014
The Company’s net interest income increased on a tax-equivalent basis by $691,000, or 7.5%, to $9.9 million for the three months ended September 30, 2015 from $9.2 million reported for the three months ended September 30, 2014. The increase in the Company’s net interest income for the three months ended September 30, 2015 compared to the comparable 2014 period was due primarily to the growth of the loan portfolio, the higher proportion of average loans to average assets, which generated the higher yield on earning assets of 4.68% compared to 4.58% in the third quarter of 2014. Interest expense on average interest bearing liabilities was 0.63% for the third quarter of 2015 compared to 0.66% in the third quarter of 2014.
The net interest margin (on a tax-equivalent basis), which is net interest income divided by average interest-earning assets, was 4.19% for the three months ended September 30, 2015 compared to 4.07% the three months ended September 30, 2014.
Average interest-earning assets increased by $38.1 million, or 4.2%, to $940.8 million for the three month period ended September 30, 2015 from $902.7 million for the three month period ended September 30, 2014. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 10 basis points to 4.68% for the three month period ended September 30, 2015 when compared to 4.58% for the three month period ended September 30, 2014 due primarily to the increase in the average balance of the loan portfolio in the quarter ended September 30, 2015. The growth of the average balance of the loan portfolio in the quarter ended September 30, 2015 was due primarily to the growth in mortgage warehouse, construction and commercial real estate loans compared to the quarter ended September 30, 2014.
Average interest-bearing liabilities increased by $18.5 million, or 2.6%, to $731.6 million for the three month period ended September 30, 2015 from $713.1 million for the three month period ended September 30, 2014 due primarily to increases in borrowed funds and money market and NOW accounts, which were partially offset by decreases in savings accounts and certificates of deposit.  Overall, the cost of total interest-bearing liabilities decreased 3 basis points to 0.63% for the three months ended September 30, 2015 from 0.66% for the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
For the nine months ended September 30, 2015, the Company's net interest income increased on a tax-equivalent basis by $3.3 million, or 13.3%, to $28.4 million compared to $25.1 million for the nine months ended September 30, 2014. This increase was due primarily to the growth of the loan portfolio, an increase in the average yield on interest-earning assets and lower rates paid on interest-bearing liabilities.
For the nine months ended September 30, 2015, the net interest margin (on a tax-equivalent basis) was 4.11% compared to 3.84% for the nine months ended September 30, 2014.
Average interest-earning assets increased by $50.7 million, or 5.8%, to $922.3 million for the nine month period ended September 30, 2015 from $871.6 million for the nine month period ended September 30, 2014. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 24 basis points to 4.62% for the nine month period ended September 30, 2015 compared to 4.38% for the nine months ended September 30, 2014 primarily due to the $143.6 million increase in the average balance of the loan portfolio during the nine months ended September 30, 2015.
Average interest-bearing liabilities increased by $29.0 million, or 4.2%, to $721.5 million for the nine month period ended September 30, 2015 compared to $692.4 million for the nine months ended September 30, 2014 due primarily to increases in money market and NOW accounts and borrowed funds. The total cost of interest-bearing liabilities decreased by 3 basis points to 0.64% for the nine months ended September 30, 2015 from 0.67% for the nine months ended September 30, 2014.

Provision for Loan Losses
Three Months Ended September 30, 2015 compared to three months ended September 30, 2014
Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values, and the growth and size of the loan portfolio.
In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.  On the basis of this evaluation process, the moderate level of net charge-offs, the Bank's stable loan quality trends over the last four quarters and management's assessment of the strengthening economic conditions in the Bank's markets, a provision for loan losses of $100,000 was recorded for the three months ended September 30, 2015 compared to a provision of $650,000 for the three months ended September 30, 2014.
At September 30, 2015, non-performing loans decreased by $444,000, or 9.2%, to $4.4 million from $4.8 million at December 31, 2014 and the ratio of non-performing loans to total loans decreased to 0.62% at September 30, 2015 compared to 0.74% at December 31, 2014.
Nine Months Ended September 30, 2015 compared to nine months ended September 30, 2014
The provision for loan losses was $600,000 for the nine months ended September 30, 2015 compared to $5.3 million for the nine months ended September 30, 2014. The lower provision for loan losses for the first nine months of 2015 reflected a significantly lower level of net charge-offs of $393,000 compared to net charge-offs of $5.2 million for the first nine months of 2014. The higher level of net charge-offs in the 2014 period included $3.7 million of net charge-offs related to the loss on a loan due to fraudulent misrepresentations by the borrower and its principals. Non-performing loans declined to $4.4 million at September 30, 2015 compared to $4.8 million at December 31, 2014 and $7.9 million at September 30, 2014.

Non-Interest Income
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Total non-interest income for the three months ended September 30, 2015 was $1.1 million, a decrease of $383,000, or 25.8%, compared to total non-interest income of $1.5 million for the three months ended September 30, 2014. Gains on the sale of SBA and residential mortgage loans in the third quarter of 2015 were $101,000 lower than the gains on the sales of these loans in the third quarter of 2014 and service charge income was $82,000 lower due to lower customer activity.
Service charge revenues decreased to $186,000 for the three months ended September 30, 2015 from $268,000 for the three months ended September 30, 2014. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts during the third quarter of 2015 compared to the third quarter of 2014.
Gain on sales of loans originated for sale decreased by $101,000 to $455,000 for the three months ended September 30, 2015 compared to $556,000 for the three months ended September 30, 2014.  The Bank sells both loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. SBA loan sales during the third quarter of 2015 were $2.2 million and generated gains on sales of loans of $193,000. SBA commercial loan originations were $850,000 during the third quarter of 2015. Gains on the sale of SBA loans were $326,000 in the third quarter of 2014.
During the third quarter of 2015, the Bank’s residential mortgage banking operation originated $34.0 million of residential mortgages and sold $38.0 million of residential mortgage loans, which generated gains from the sales of loans of $262,000 compared to gains of $230,000 in the third quarter of 2014. At September 30, 2015, the pipeline of residential mortgage loans in process was $41.5 million.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $144,000 for each of the three months ended September 30, 2015 and September 30, 2014.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income decreased to $314,000 for the three months ended September 30, 2015 compared to $514,000 for the three months ended September 30, 2014 due to lower transaction activity.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Total non-interest income for the nine months ended September 30, 2015 was $4.6 million, an increase of $224,000, or 5.1%, compared to total non-interest income of $4.4 million for the nine months ended September 30, 2014. This increase was due principally to higher gains on the sale of loans.
Service charge revenues decreased to $615,000 for the nine months ended September 30, 2015 from $754,000 for the nine months ended September 30, 2014. This decrease was the result of a lower volume of uncollected funds and overdraft fees collected on deposit accounts.
Gain on sales of loans originated for sale increased by $774,000 to $2.3 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014.  The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA loan sales were $14.1 million and generated gains on sales of loans of approximately $1.4 million for the nine months ended September 30, 2015. SBA commercial loan originations were $14.2 million during the nine months ended September 30, 2015. Gains on sales of SBA loans were $1.0 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, the Bank’s residential mortgage banking operation originated $113.0 million of residential mortgages and sold $116.0 million of residential mortgage loans, which generated gains from the sales of loans of $941,000. Gains on sales of residential mortgages were $562,000 for the nine months ended September 30, 2014.
Non-interest income also includes income from BOLI, which amounted to $420,000 for the nine months ended September 30, 2015 compared to $422,000 for the nine months ended September 30, 2014.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income decreased to $1.2 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014 due to lower transaction activity.

Non-Interest Expense
Non-interest expenses were $7.1 million for the three months ended September 30, 2015, an increase of $329,000 or 4.9% compared to $6.7 million for the third quarter of 2014. Non-interest expenses increased in the third quarter of 2015 compared to the third quarter of 2014 due to a $123,000, or 3.1%, increase in salaries and employee benefits expense and an increase in other expenses of $314,000 partially offset by decreases in various expense categories.
Non-interest expenses were $21.3 million for the nine months ended September 30, 2015, an increase of $2.0 million or 10.5%, compared to $19.2 million for the nine months ended September 30, 2014, excluding $1.5 million in Rumson merger-related expenses. As reported, non-interest expenses increased $492,000 or 2.4% to $21.3 million for the nine months ended September 30, 2015 compared to $20.8 million for the nine months ended September 30, 2014. Approximately $233,000 of the total increase in non-interest expenses reflects the inclusion of the former Rumson operations for the entire first quarter of 2015 compared to only a portion of the first quarter of 2014. Increases in non-interest expense are due primarily to an increase of $901,000 or 8.0% in salaries and employee benefit expenses, an increase of $358,000 or 25.1% in other operating expenses, an increase of $359,000 in other real estate owned expenses and an increase of $205,000 or 8.2% in occupancy expenses. The increase in salaries and employee benefits expense, occupancy and other operating expenses are due primarily to the growth and expansion of the Bank's operations.

The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2015 and 2014.

Non-interest Expenses
(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$4,045	$3,922	$12,096	$11,195
Occupancy expenses	843	834	2,704	2,499
Data processing services	326	313	951	941
FDIC insurance expense	160	210	530	545
Other real estate owned expenses	119	132	631	272
Merger-related expenses	—	—	—	1,532
Equipment expense	151	225	497	645
Marketing	104	86	247	240
Regulatory, professional and other fees	390	399	1,411	1,066
Directors’ fees	21	22	69	67
Amortization of intangible assets	120	121	345	345
Other expenses	773	459	1,786	1,428
Total	$7,052	$6,723	$21,267	$20,775
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $123,000, or 3.1%, to $4.0 million for the three months ended September 30, 2015 compared to $3.9 million for the three months ended September 30, 2014. The increase in salaries and employee benefits for the three months ended September 30, 2015 was a result of an increase in the number of employees, regular merit increases and increased health care costs. Full time equivalent employees at September 30, 2015 increased to 184 as compared to 177 full time equivalent employees at September 30, 2014.
Occupancy expenses increased by $9,000, or 1.1%, to $843,000 for the three months ended September 30, 2015 compared to $834,000 for the three months ended September 30, 2014.  The increase for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 resulted primarily from an increase in building maintenance expense, which was partially offset by decreases in rent expense and leasehold depreciation expense.
The cost of data processing services increased slightly to $326,000 for the three months ended September 30, 2015 from $313,000 for the three months ended September 30, 2014, reflecting the cost containment and operating scale obtained through the integration of the former Rumson operations.
FDIC insurance expense decreased to $160,000 for the three months ended September 30, 2015 compared to $210,000 for the three months ended September 30, 2014 primarily as a result of the lower assessment rate for FDIC insurance premiums. The assessment rate decreased during the third quarter of 2015 compared to 2014 due primarily to the lower level of charge-offs and non-performing assets and a higher ratio of net income before taxes to risk weighted assets in the third quarter of 2015 and the two immediately preceding quarters.
Other real estate owned expenses decreased by $13,000 to $119,000 for the three months ended September 30, 2015 compared to $132,000 for the three months ended September 30, 2014. At September 30, 2015, the Company held three properties with an aggregate value of $4.9 million as other real estate owned compared to one property with an aggregate value of $1.7 million at September 30, 2014.
Regulatory, professional and other fees decreased by $9,000, or 2.2%, to $390,000 for the three months ended September 30, 2015 compared to $399,000 for the three months ended September 30, 2014 due primarily to a decline in examination fees and legal expenses.
Other expenses increased by $314,000 to $773,000 for the three months ended September 30, 2015 compared to $459,000 for the three months ended September 30, 2014 as a result of increases in telephone expense, payroll processing and ATM operating expenses.   Other operating expenses were also comprised of a variety of operating expenses as well as expenses associated with lending activities.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $901,000, or 8.0%, to $12.1 million for the nine months ended September 30, 2015 compared to $11.2 million for the nine months ended September 30, 2014. Approximately $115,000 of the increase was due to the inclusion of the former Rumson operations for the entire first quarter of 2015 compared to a portion of the first quarter of 2014. The balance of the increase in salaries and employee benefits was primarily due to an increase in the number of employees, regular merit increases and increased health care costs.
Occupancy expenses increased by $205,000, or 8.2%, to $2.7 million for the nine months ended September 30, 2015 compared to $2.5 million for the nine months ended September 30, 2014.  The increase in occupancy expense resulted primarily from an increase in building maintenance expense related to the costs of the five properties acquired in the Rumson merger in the first quarter of 2014, which was partially offset by decreases in rent expense and leasehold depreciation expense.
The cost of data processing services increased slightly to $951,000 for the nine months ended September 30, 2015 from $941,000 for the nine months ended September 30, 2014, reflecting the cost containment and operating scale obtained through the integration of the former Rumson operations.
FDIC insurance expense decreased to $530,000 for the nine months ended September 30, 2015 compared to $545,000 for the nine months ended September 30, 2014 primarily as a result of a lower assessment rate for FDIC premiums due primarily to the lower level of net charge-offs and non-performing assets for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was partially offset by the higher assessment base due to the growth of average assets during the first nine months of 2015.
Other real estate owned expenses increased by $359,000 to $631,000 for the nine months ended September 30, 2015 compared to $272,000 for the nine months ended September 30, 2014 primarily due to the write-down of one OREO property of $382,000 to the net realizable value of a contract for sale.
Regulatory, professional and other fees increased by $345,000 to $1.4 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014 due to higher legal fees incurred in pursuing the potential recovery of the loss on a loan that was a result of fraudulent misrepresentations by the borrower and its principals.
Other expenses increased $358,000, or 25.1%, to $1.8 million for the nine months ended September 30, 2015 compared to $1.4 million for the nine months ended September 30, 2014 due primarily to increases in telephone expense, ATM operating expense and payroll processing expense. Other operating expenses were also comprised of a variety of operating expenses as well as expenses associated with lending activities.

Income Taxes
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Pre-tax income increased to $3.6 million for the three months ended September 30, 2015 compared to pre-tax income of $3.1 million for the three months ended September 30, 2014.
The Company recorded income tax expense of $1.1 million for the three months ended September 30, 2015, which resulted in an effective tax rate of 31.8% compared to income tax expense of $917,000 and an effective tax rate of 30.0% for the three months ended September 30, 2014. The increase in income tax expense for the three months ended September 30, 2015 was primarily due to the significantly higher amount of pre-tax income in the period compared to the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Pre-tax income increased to $10.4 million for the nine months ended September 30, 2015 compared to pre-tax income of $2.6 million for the nine months ended September 30, 2014.
The Company recorded income tax expense of $3.3 million for the nine months ended September 30, 2015, which resulted in an effective tax rate of 32.0% compared to income tax expense of $235,000 and an effective tax rate of 9.1% for the nine months ended September 30, 2014. The low effective tax rate for the nine months ended September 30, 2014 was due primarily to the amount of tax-exempt income relative to the pre-tax income for the period.
Financial Condition
September 30, 2015 Compared with December 31, 2014
Total consolidated assets at September 30, 2015 were $980.5 million, representing an increase of $23.71 million, or 2.5%, from total consolidated assets of $956.8 million at December 31, 2014.  The increase in assets was primarily attributable to a $54.9 million increase in net loans, which was primarily funded by a $40.1 million increase in FHLB borrowings.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2015 totaled $14.9 million compared to $14.5 million at December 31, 2014, an increase of $320,000, or 2.2%. To the extent that the Bank did not utilize funds for loan originations or securities purchases, the cash inflows accumulated in cash and cash equivalents.
Loans Held for Sale
Loans held for sale at September 30, 2015 were $5.7 million compared to $8.4 million at December 31, 2014. As indicated in the Consolidated Statements of Cash Flows, the amount of residential mortgage loans originated for sale was $113.0 million for the nine months ended September 30, 2015 compared to $84.0 million for the nine months ended September 30, 2014. The decrease in long-term market interest rates that occurred during late 2014 and continued into 2015 increased the demand for residential mortgage loan financings during the first nine months of 2015.  The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities
Investment securities represented approximately 20.0% of total assets at September 30, 2015 and approximately 23.4% of total assets at December 31, 2014. Total investment securities decreased $28.2 million, or 12.6%, to $195.6 million at September 30, 2015 from $223.8 million at December 31, 2014. Purchases of investment securities totaled $14.6 million during the nine months ended September 30, 2015, and proceeds from calls, maturities and repayments totaled $42.2 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At September 30, 2015, securities available for sale totaled $74.6 million, a decrease of $5.6 million, or 7.0%, compared to securities available for sale totaling $80.2 million at December 31, 2014.
At September 30, 2015, the securities available for sale portfolio had net unrealized gains of $507,000 compared to net unrealized gains of $427,000 at December 31, 2014.  These unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2015, securities held to maturity were $121.0 million, a decrease of $22.6 million from $143.6 million at December 31, 2014.  The fair value of the held to maturity portfolio at September 30, 2015 was $125.4 million.
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
The following table represents the components of the loan portfolio at September 30, 2015 and December 31, 2014.

Loan Portfolio Composition
(Dollars in thousands)
	September 30, 2015		December 31, 2014
Component	Amount	%	Amount	%
Construction loans	$94,176	13%	$95,627	15%
Residential real estate loans	40,917	6%	46,446	7%
Commercial business	98,037	14%	110,771	17%
Commercial real estate	206,368	27%	198,211	30%
Mortgage warehouse lines	245,546	37%	179,172	27%
Loans to individuals	22,900	3%	23,156	4%
Deferred loan costs	1,221	—%	715	—%
All other loans	233	—%	199	—%
	$709,398	100%	$654,297	100%
The loan portfolio increased by $55.1 million, or 8.4%, to $709.4 million at September 30, 2015 compared to $654.3 million at December 31, 2014.
Mortgage warehouse lines outstanding balances increased $66.4 million, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers that was due to the seasonal home buying market and favorable residential mortgage market interest rates. The growth of this portfolio segment was the primary driver of the increase in the loan portfolio.
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
Commercial business loans decreased $12.7 million, or 11.5%, during the first nine months of 2015. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $8.2 million, or 4.1%, during the first nine months of 2015. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.
Construction loans decreased $1.5 million, or 1.5%, during the first nine months of 2015. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties primarily and income producing properties secondarily. First mortgage construction loans are made to developers and builders primarily for single family homes or smaller multi-family buildings (less than ten units) that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
Non-accrual loans decreased $891,000 to $3.6 million at September 30, 2015 from $4.5 million at December 31, 2014.  The major segments of non-accrual loans consist of commercial real estate loans and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	September 30,	December 31,
(Dollars in thousands)	2015	2014
Non-Performing loans:
Loans 90 days or more past due and still accruing	$764	$317
Non-accrual loans	3,632	4,523
Total non-performing loans	4,396	4,840
Other real estate owned	4,927	5,710
Other repossessed assets	—	66
Total non-performing assets	9,323	10,616
Performing troubled debt restructurings	3,955	3,925
Performing troubled debt restructurings and total non-performing assets	$13,278	$14,541

Non-performing loans to total loans	0.62%	0.74%
Non-performing loans to total loans excluding mortgage warehouse lines	0.95%	1.02%
Non-performing assets to total assets	0.95%	1.11%
Non-performing assets to total assets excluding mortgage warehouse lines	1.27%	1.37%
Total non-performing assets and performing troubled debt restructurings to total assets	1.35%	1.52%
Non-performing loans to total loans decreased to 0.62% at September 30, 2015 from 0.74% at December 31, 2014 principally due to the increase in total loans and decrease in non-performing loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.
Non-performing assets decreased by $1.3 million to $9.3 million at September 30, 2015 from $10.6 million at December 31, 2014.  Other real estate owned totaled $4.9 million at September 30, 2015 compared to $5.7 million at December 31, 2014.  Loans in the process of foreclosure totaled $3.3 million at September 30, 2015 and consisted of four residential loans totaling $843,000 and five commercial real estate loans totaling $2.5 million.
At September 30, 2015, the Bank had nine loans totaling $4.4 million which were troubled debt restructurings.  Two of these loans totaling $449,000 are included in the above table as non-accrual loans; the remaining seven loans totaling $3.9 million are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the Rumson merger with evidence of deteriorated credit quality of $1.6 million at September 30, 2015 were not classified as non-performing loans.
Non-performing assets represented 0.95% of total assets at September 30, 2015 compared to 1.11% of total assets at December 31, 2014.
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

Summary of Real Estate Owned Activity for the Three and Nine Months Ended September 30, 2015
(in thousands)
	Three months ended September 30, 2015		Nine months ended September 30, 2015

Balance - June 30, 2015	$5,328	Balance - January 1, 2015	$5,710
Transfers into real estate owned	966	Transfer into real estate owned	966
Sale of real estate owned	(1,367)	Sale of real estate owned	(1,367)
Write-down of real estate owned	—	Write-down of real estate owned	(382)
Balance - September 30, 2015	$4,927	Balance - September 30, 2015	$4,927

Changes in other real estate owned during the three months ended September 30, 2015 consisted of the foreclosure of one residential real estate property with a fair value of $966,000 and the sale of a nine-unit condominium building in the amout of $1.4 million. Additionally during the nine months ended September 30, 2015, the nine-unit condominium building was written down to its updated fair value in June 2015.

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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses (Dollars in thousands)
	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2015	2014	2014
Balance, beginning of period	$6,925	$7,039	$7,039
Provision charged to operating expenses	600	5,750	5,250
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	—	(15)	(15)
Commercial and commercial real estate	(402)	(5,906)	(5,218)
Loans to individuals	(14)	(1)	—
Lease financing	—	—	—
All other loans	—	—	—
	(416)	(5,922)	(5,233)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial and commercial real estate	19	58	52
Loans to individuals	4	—	—
Lease financing	—	—	—
All other loans	—	—	—
	23	58	52
Net charge offs	(393)	(5,864)	(5,181)
Balance, end of period	$7,132	$6,925	$7,108
Loans :
At period end	$709,398	$654,297	$620,396
Average during the period	682,401	556,361	532,479
Net charge offs to average loans outstanding	(0.06)%	(1.05)%	(0.97)%
Net charge offs to average loans outstanding, excluding
mortgage warehouse loans	(0.08)%	(1.33)%	(1.25)%
Allowance for loan losses to :
Total loans at period end	1.01%	1.06%	1.15%
Total loans at period end excluding mortgage warehouse loans	1.33%	1.27%	1.34%
Non-performing loans	162.24%	143.10%	94.28%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of September 30, 2015 and December 31, 2014, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	September 30, 2015			December 31, 2014
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial and Commercial real estate	$4,431	1.46%	41%	4,154	1.34%	48%
Construction loans	1,020	1.08%	13%	1,215	1.27%	15%
Residential real estate loans	219	0.54%	6%	197	0.42%	7%
Loans to individuals	103	0.44%	3%	131	0.57%	3%
Subtotal	5,773	1.25%	63%	5,697	1.20%	73%
Mortgage warehouse lines	982	0.40%	37%	896	0.50%	27%
Unallocated reserves	377	—	—	332	—	—
Total	$7,132	1.01%	100%	$6,925	1.06%	100%
The Company recorded a provision for loan losses in the amount of $600,000 for the nine months ended September 30, 2015 compared to a provision in the amount of $5.3 million for the nine months ended September 30, 2014.   The Company recorded a provision for loan losses in the amount of $100,000 in the third quarter of 2015 due to the moderate level of net charge-offs, the Bank's stable loan quality trends over the last four quarters and management’s assessment of the strengthening economic conditions in the Bank’s markets. Net charge-offs amounted to $393,000 for the nine months ended September 30, 2015.
At September 30, 2015, the allowance for loan losses was $7.1 million, a $207,000 increase from the allowance for loan losses at December 31, 2014. As a percentage of total loans, the allowance was 1.01% at the end of the third quarter of 2015 compared to 1.06% at year-end 2014.   The allowance for loan losses was 162% of non-accrual loans at September 30, 2015 compared to 143% of non-accrual loans at December 31, 2014. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

With respect to the remaining acquired Rumson loans of $94.3 million at September 30, 2015, the remaining accretable general credit discount was $748,000 and the non-accretable credit discount was $546,000.

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

The following table summarizes deposits at September 30, 2015 and December 31, 2014.

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Demand
Non-interest bearing	$170,255	$162,281
Interest bearing	276,289	297,679
Savings	193,364	190,817
Time	153,934	166,984
	$793,842	$817,761
At September 30, 2015, total deposits were $793.8 million, a decrease of $23.9 million, or 2.9%, from $817.8 million at December 31, 2014.  The decrease in deposits was due primarily to a decrease of $23.0 million in municipal deposits, a decrease in certificates of deposits and partially offset by increases in non-interest bearing demand and savings accounts.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $65.2 million at September 30, 2015, consisting of $44.8 million in overnight borrowings from the FHLB and $20.4 million of long-term FHLB borrowings, compared to $25.1 million at December 31, 2014, consisting of $4.4 million of overnight borrowings from the FHLB and $20.7 million of long-term FHLB borrowings. Two long-term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10.0 million and bear interest at 4.11% and 4.63%, respectively. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium is amortized over the remaining term of the borrowings. The two advances had a carrying amount of $10.5 million at September 30, 2015.
The Bank also has a fixed rate convertible advance from the FHLB in the amount of $10.0 million that bears interest at the rate of 4.08%.  This advance may be called by the FHLB quarterly at the option of the FHLB if rates rise and the rate earned by the FHLB is no longer a “market” rate.  This advance is fully secured by marketable securities.
Shareholders’ Equity and Dividends
Shareholders’ equity increased by $7.3 million, or 8.4%, to $94.4 million at September 30, 2015 from $87.1 million at December 31, 2014.  Tangible book value per common share increased by $0.94 to $10.74 at September 30, 2015 from $9.80 at December 31, 2014.   The ratio of average shareholders’ equity to total average assets was 9.13% at September 30, 2015 compared to 8.62% at December 31, 2014.
Shareholders’ equity increased $7.3 million due to net income of $7.0 million, $183,000 from the exercise of stock options and the issuance of stock grants and $483,000 in share based compensation for the nine months ended September 30, 2015. Partially offsetting these increases were treasury stock purchases in the amount of $273,000 and a decline in accumulated other comprehensive income of $108,000 during the period.
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
In 2005, the Company’s board of directors authorized a common stock repurchase program that allows for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market. The Company undertook this repurchase program in order to increase shareholder value. Disclosure of repurchases of Company shares made during the quarter ended September 30, 2015 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Actual capital amounts and ratios for the Company and the Bank as of September 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Company
Common equity Tier 1 (CET1)	$82,108	9.56%	$38,629	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	107,241	12.49%	68,675	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	100,108	11.66%	51,506	>6%	N/A	N/A
Tier 1 Leverage Capital	100,108	10.12%	39,553	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$97,693	11.38%	$38,629	>4.5%	$55,798	≥6.5%
Total Capital to Risk Weighted Assets	104,825	12.21%	68,675	>8%	85,843	≥10%
Tier 1 Capital to Risk Weighted Assets	97,693	11.38%	51,506	>6%	68,675	≥8%
Tier 1 Leverage Capital	97,693	9.88%	39,553	>4%	49,441	>5%

As of December 31, 2014
Company
Total Capital to Risk Weighted Assets	$98,309	12.28%	$64,045	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	91,384	11.41%	32,023	>4%	N/A	N/A
Tier 1 Leverage Capital	91,384	9.53%	38,348	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$96,048	12.00%	$64,045	>8%	$80,056	>10%
Tier 1 Capital to Risk Weighted Assets	89,123	11.13%	32,023	>4%	48,034	>6%
Tier 1 Leverage Capital	89,123	9.30%	38,348	>4%	47,935	>5%
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
The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by 0.625% until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets.
At September 30, 2015, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

Liquidity
At September 30, 2015, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $490.2 million, of its total assets at September 30, 2015.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2015, the Bank pledged collateral to the FHLB to support additional borrowings of $60.4 million. The Bank also maintains an unsecured federal funds line of $25.0 million with a correspondent bank.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2015, the balance of cash and cash equivalents was $14.9 million.
Net cash provided by operating activities totaled $12.5 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $10.8 million for the nine months ended September 30, 2014.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses, and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the nine months ended September 30, 2015 was greater than net cash provided by operating activities for the nine months ended September 30, 2014 due primarily to higher net proceeds from the origination and sales of loans in 2015 compared to 2014.
Net cash used in investing activities totaled $28.3 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $55.6 million for the nine months ended September 30, 2014. The primary use of cash for the first nine months of 2015 was the net increase of loans of $56.5 million compared to a net increase in loans of $108.8 million for the first nine months of 2014. Net cash received from the acquisition of Rumson of $21.4 million reduced the net cash used for the first nine months of 2014.
Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2015 compared to $4.0 million of net cash used by financing activities for the nine months ended September 30, 2014.  The primary source of funds for the 2015 period was  the increase in borrowed funds of $40.1 million, which was partially offset by the decrease in deposits of $23.9 million. The primary use of funds in th 2014 period was the decrease in deposits of $4.5 million.
The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2015 and September 30 2014, prepayments and maturities of investment securities totaled $42.2 million and $40.1 million, respectively.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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
Based upon the current interest rate environment, as of September 30, 2015, sensitivity to interest rate risk was as follows:

(Dollars in thousands)	Next 12 Months Net Interest Income		Economic Value of Equity
Interest Rate Change in Basis Points	$ Change	% Change	$ Change	% Change
+300	$4,057	10.7%	$3,108	2.50%
+200	2,469	6.5%	2,406	1.93%
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
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 21, 2005, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 5% of its common shares outstanding at that date in open market or privately negotiated transactions.  The Company undertook this repurchase program in order to increase shareholder value. The following table provides common stock repurchases made by or on behalf of the Company during the nine months ended September 30, 2015.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2015	July 31, 2015	1,390	$11.56	1,390	125,690
August 1, 2015	August 31, 2015	1,540	$11.59	1,540	124,150
September 1, 2015	September 30, 2015	17,914	$11.56	17,914	106,236
Total		20,844	$11.57	20,844	106,236

(1)
The Company’s common stock repurchase program covers a maximum of 237,115 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on July 21, 2005, as adjusted for subsequent common stock dividends.`

Item 6.   Exhibits.

10.1	*
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 21, 2015 (SEC File No. 000-32891) filed with the SEC on April 14, 2015)

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

1ST CONSTITUTION BANCORP

Date: November 16, 2015	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

1ST CONSTITUTION BANCORP
FORM 10-Q
Index to Exhibits

10.1	*
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 21, 2015 (SEC File No. 000-32891) filed with the SEC on April 14, 2015)

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