Form 10-K
period 2015-12-31
1ST CONSTITUTION BANCORP
filed 2016-03-22
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $70,104,546.

As of February 29, 2016, 7,954,314 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form10-K.

When used in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Form 10-K"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

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

PART I
Item 1.  Business.

1st Constitution Bancorp

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2015, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eighteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee, Princeton, Rumson, Fair Haven, Shrewsbury, Little Silver and Asbury Park, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2015, the Bank had 183 employees, of which 169 were full-time employees.

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer, Somerset and Monmouth Counties and the Fort Lee area of Bergen County and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•	expansion of the Bank;

•	personal service; and

•	technological advances and e-commerce.

Expansion of the Bank

On February 7, 2014, the Company and the Bank closed on the merger of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank (“Rumson”), with and into the Bank, with the Bank continuing as the surviving entity (the “2014 Merger”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated August 14, 2013 and as amended on September 19, 2013 (the “Merger Agreement”), by and between the Company, the Bank and Rumson. At the time of the merger, Rumson had approximately $220 million in assets, approximately $144 million in loans and approximately $190 million in deposits.  Rumson operated five offices in Monmouth County, New Jersey which became branches of the Bank as a result of the 2014 Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the 2014 Merger, each share of Rumson common stock issued and outstanding immediately prior to such effective time was converted into and became the right to receive, at the election of the holder, either 0.7772 shares of common stock of the Company or $7.50 in cash or a combination of cash and shares of common stock of the Company, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of common stock of the Company. Cash was paid in lieu of fractional shares. In the aggregate, the Company paid approximately $14.8 million in cash and issued 1,019,223 shares of common stock of the Company as 2014 Merger consideration to Rumson shareholders.  Included in the cash and stock consideration amounts were a total of $98,919 that was used to cash out outstanding options to acquire shares of Rumson common stock and 5,829 shares of common stock of the Company that were issued in exchange for restricted stock awards for Rumson common stock. Cash used as consideration in the 2014 Merger was provided by the Bank from existing cash assets.

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

Competition

 The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, mutual funds, regulated small loan companies and local credit unions, regional and national sponsors of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, the Bank’s most direct competitors are large commercial banks including Bank of America, PNC Bank, JP Morgan Chase, Wells Fargo and Santander Bank, as well as savings banks and savings and loan associations, including Provident Bank and Investors Bank.

The Bank is at a competitive disadvantage compared with these larger national and regional commercial and savings banks.  By virtue of their larger capital, asset size and reserves, many of such institutions have substantially greater lending limits (ceilings on the amount of credit a bank may provide to a single customer that are linked to the institution’s capital) and other resources than the Bank.  Many such institutions are empowered to offer a wider range of services, including trust services, than the Bank and, in some cases, have lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers) than the Bank.  In addition to having established deposit bases and loan portfolios, these institutions, particularly large national and regional commercial and savings banks, have the financial ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

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

However, management of the Bank believes that loans to small and mid-sized businesses and professionals, which represent the main commercial loan business of the Bank, are not always of primary importance to the larger banking institutions. The Bank competes for this segment of the market by providing responsive personalized services, making timely local decisions, and acquiring in depth knowledge of its customers and their businesses.

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

Commercial Lending

 The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although occasionally the Bank makes commercial loans on an unsecured basis. Generally, the Bank requires personal guarantees of its commercial loans to offset the risks associated with such loans. The Bank also offers loans of which a portion, generally 75% to 85%, are guaranteed by the Small Business Administration ("SBA"), which is a United States government agency. The Bank generally sells the guaranteed portion of these loans into the secondary market.

Commercial Construction Financing

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential and commercial properties.  First mortgage construction loans are made to developers and builders primarily for single family homes or smaller multi-family buildings (less than ten units) that are presold, or are to be sold or leased on a speculative basis.

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

The Bank will generally sell its originated residential mortgage loans in the secondary market. The decision to sell is made prior to origination. The sale into the secondary market allows the Bank to mitigate its interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15- to 30 year period generally associated with such loans.

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

Subsequent to the issuance of the supervisory letter, the Federal Reserve Board adopted regulations requiring bank holding companies to give prior written notice to the Federal Reserve Board before purchasing or redeeming its stock if the gross consideration for the purchase or redemption, when aggregated with the net consideration (i.e., gross consideration paid for purchases and redemptions minus gross consideration received for all stock sold) paid for all purchases or redemptions of stock during the preceding 12 months, is equal to 10 percent or more of the bank holding company’s consolidated net worth. However, if a bank holding company (i) will be well-capitalized before and immediately after the purchase or redemption, (ii) is well-managed and (iii) is not the subject of any unresolved supervisory issues, then the bank holding company will not be required to give any prior written notice to the Federal Reserve Board. At this time, the Company fits within the above exception and is not required to give prior written notice to the Federal Reserve Board before purchasing or redeeming its stock.

The Federal Reserve Board’s capital adequacy rules also limit a banking organization’s ability to pay dividends or engage in share repurchases if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. For further discussion of regulatory capital rules, please refer to the discussion under the section titled "Capital Adequacy" below.

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

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  As of the date of this Form 10-K, the Bank does not pay interest on demand deposits.  This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2015 and 2014.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account owner. However, if an Interest on Lawyer Trust Account ("IOLTA") qualifies for pass-through coverage as a fiduciary account, then each separate client for whom a law firm holds funds in such IOLTA may be insured up to $250,000 for his or her funds. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

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

The Dodd-Frank Act and the rules and regulations promulgated under the Dodd-Frank Act have impacted the Bank, as well as all community banks, by increasing our operating and compliance costs. Certain yet to be written implementing rules and regulations under the Dodd-Frank Act may also further increase our operating and compliance costs.

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

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements have been phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% (unchanged from current rules) and a Tier 1 leverage ratio of at least 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

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

Under these capital rules, the Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.90%, 11.90% ,12.80%, and 10.55%,  respectively, at December 31, 2015. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly-owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The

Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle.   The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirror the Capital Securities.   These debentures are redeemable in whole or in part prior to maturity after June 15, 2011.  Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.  Based on the final regulatory rule, the Company has included all of its $18 million trust preferred securities in Tier 1 capital at December 31, 2015 and 2014.

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire as of December 31, 2015, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 281,733 shares of common stock of the Company at a price of $6.389 per share.

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

The Federal Reserve Board’s capital adequacy rules also limit a banking organization’s ability to pay dividends if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

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

Financial Institution Legislation

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

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

Section 302(a) of the Sarbanes-Oxley Act requires the Company’s principal executive officer and principal financial officer to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal controls over financial reporting.

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

As a result of the Dodd-Frank Act, the FDIC modified its assessment rules so that an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity. These assessment base rates range from 2.5 to 9 basis points for Risk Category I banks up to 45 basis points for Risk Category IV banks. Risk Category II and III banks have assessment base rates ranging from 9 to 33 basis points, respectively. If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Lending Limits

In January 2013, the New Jersey Department of Banking and Insurance issued an order requiring a New Jersey chartered bank’s calculation of lending limits to any person or entity to include credit exposure to such person or entity arising from a derivative transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.  Previously, such credit exposure was not included in a New Jersey chartered bank’s calculation of lending limits.  Beginning July 1, 2013, New Jersey chartered banks must comply with the operative provisions of the order, which include compliance with all of the rules set forth in the Office of the Comptroller of the Currency’s Interim Final Rule on Lending Limits (codified at 12 C.F.R pts. 32, 159 and 160).  This change in the calculation of lending limits did not have a significant impact on the Bank’s operations.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, which became effective on July 21, 2015, for investments in covered funds made after December 31, 2013. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments that met the definition of Covered Funds and that were required to be divested by July 21, 2015 under the foregoing rules.

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

During the last eight years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. While the Federal Reserve Board raised the targeted federal funds rate and discount rate in December 2015 and may further raise the targeted federal funds rate and discount rate in 2016, we believe that interest rates may remain relatively low for the near future. Accordingly, our net interest margin may decline, which may have an adverse effect on our profitability.

The Company is subject to risks associated with speculative construction lending.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas.

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

The impact of interest rates on our mortgage warehouse business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under mortgage warehouse lines of credit and thus our mortgage warehouse related revenues. A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans may be originated. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of net income produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. Further, the concentration of our loan portfolio on loans originated through our mortgage warehouse business increases the risk associated with our loan portfolio because of the concentration of loans in a single line of business, namely one-to-four family residential mortgage lending, and in a particular segment of that business, namely mortgage warehouse lending.

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

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our business strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our Chief Executive Officer and President has entered into an employment agreement with us, it is possible that he may not complete the term of his employment agreement or may choose not to renew it upon expiration.

Our customers also rely on us to deliver personalized financial services. Our success depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities and we may not be able to retain such relationships absent the individuals. If we are unable to attract and retain our branch managers and lending officers, and recruit individuals with appropriate skills and knowledge to support our business, our business strategy, business, financial condition and results of operations may be adversely affected.

Our directors and executive officers own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2015, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 19.7% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring, or preventing a change in control;

•	entrenching our management and/or the board of directors;

•	impeding a merger, consolidation, takeover, or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s results of operations.

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

The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort included the regulation of capital and liquidity.

On July 2, 2013, the Federal Reserve approved a final rule (the “Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the FDIC approved an interim final rule (which became final in April 2014 with no substantive changes) that was substantially similar to the Final Rule. Effective January 1, 2015, these new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, and initially require a buffer amount greater than 0.625% during 2016 in order to avoid these limitations. Following 2016, the required amount of the capital conservation buffer will continue to increase each year until January 1, 2019 when the buffer amount must be greater than 2.5% in order to avoid the above limitations.

These regulations define what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under these regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  The Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.90%, 11.90%, 12.80%, and 10.55%,  respectively, at December 31, 2015.

The application of these capital requirements could increase the Company’s required capital levels and the cost of capital, among other things. Any permanent significant increase in the Company’s cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Implementation of changes to asset risk weightings for risk based capital calculations or items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could also result in management modifying the Company’s business strategy and limiting the Company’s ability to repurchase our common stock. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in us having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential adverse effects could include higher dilution of common shareholders if we had to issue additional shares and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Any additional changes in the regulation and oversight of the Company, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or operations.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2014 through the end of fiscal year 2015, our stock price fluctuated between a high of $12.37 per share and a low of $8.80 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

In addition, recently, the stock market generally has experienced extreme price and volume fluctuations. Industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

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

As a result of the Dodd-Frank Act, the FDIC modified its assessment rules so that an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity. These assessment base rates range from 2.5 to 9 basis points for Risk Category I banks and up to 45 basis points for Risk Category IV banks. Risk Category II and III banks have assessment base rates ranging from 9 to 33 basis points, respectively. If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Insured depository institution failures, as well as deterioration in banking and economic conditions, could significantly increase the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. Effective January 1, 2011, the FDIC increased the designated reserve ratio from 1.25% to 2.00%. In addition, the Dodd-Frank Act permanently increased the deposit insurance limit on FDIC deposit insurance coverage to $250,000 per insured depositor, retroactive to January 1, 2008, which may result in even larger losses to the Deposit Insurance Fund.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 7,954,314 shares were outstanding on February 29, 2016. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements. FASB recently adopted new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

In addition, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") recently updated the criteria in its Internal-Control Integrated Framework for assessing the effectiveness of internal controls over financial reporting. The Company has adopted such updated criteria, which materially changed the manner in which the Company assesses its internal controls over financial reporting. In the future, there may be further changes to the criteria used to assess the effectiveness of internal controls, which may result in the Company expending more resources to assess its internal controls.

Failure to maintain effective systems of internal controls over financial reporting could have a material adverse effect on our results of operations and financial condition and disclosures.

We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continually work to improve our internal controls; however, we cannot be certain that these measures will ensure appropriate and adequate controls over our future financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations and financial condition and the market value of our common stock.

The fair value of our investment securities can flucutate due to market conditions out of our control.

As of December 31, 2015, approximately 87% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2015, the fair value of our investment portfolio was approximately $222.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Because of changing economic and market conditions affecting issuers and the performance of underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication or electrical services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

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

A significant portion of our primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business.  Additionally, surrounding areas, including New Jersey, may be central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause additional expenses. Although the Company has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.  On October 29, 2012, Hurricane Sandy caused destruction along the East Coast, including in New Jersey, and resulted in, among other things, severe property damage and the closure of many businesses and financial markets.  The financial impact to the Company was minimal as our mortgage loan customers in the areas affected by Hurricane Sandy did not sustain severe damage to their real properties and we experienced no loan delinquencies specifically related to Hurricane Sandy. In 2014 and 2015, our market area was the subject of severe cold weather and several snow storms which disrupted commercial activities and the Bank’s operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.
     We currently operate 19 branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey.  In addition, there is an Operations Center which is leased in Cranbury, New Jersey.   The following table provides certain information with respect to our offices as of February 29, 2016:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2017

Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—

Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021

Hamilton Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024

Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2016

Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2019

Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—

West Windsor Office

44 Washington Road Princeton Jct, New Jersey	Leased	2004	2017

Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2019

Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024

Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—

South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2020

Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—

Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—

Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—

Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2016

Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2017

Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—

Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2030

Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2019

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.   Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY”.  The following are the high and low sales prices per share for each quarter during 2015 and 2014, as reported on the Nasdaq Global Market.

	2015	(1)	2014	(1)
	High	Low	High	Low
First Quarter	$10.98	$9.41	$10.25	$9.07
Second Quarter	11.86	10.07	9.77	9.09
Third Quarter	11.40	10.29	9.92	8.80
Fourth Quarter	12.37	10.81	10.43	9.61

(1) Prices have been retroactively adjusted for the 5% stock dividends declared February 20, 2015 and December 18, 2015.
As of February 29, 2016, there were approximately 302 record holders of the Company’s common stock.

The Company paid a 5% common stock dividend on April 7, 2015 and declared a 5% common stock dividend on December 18, 2015 that was paid on February 1, 2016. The Company did not declare a common stock dividend in 2014.

The Company has never paid a cash dividend on its common stock and there are no plans to pay a cash dividend on its common stock at this time.  In addition, please refer to the discussion under the heading “Shareholders’ Equity and Dividends” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program under which the Company may repurchase in open market or privately negotiated transactions up to 5% of its common shares outstanding on the date of the approval of the stock repurchase program. For purposes of the new repurchase program limit, common shares outstanding on the date of approval will be adjusted for any future stock dividends.  The Company undertook this repurchase program in order to increase shareholder value.  The new repurchase program replaces the repurchase program that was authorized on August 3, 2005.  The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2015, which purchases were made under the 2005 stock repurchase program.

Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2015	October 31, 2015	5,879	$11.69	5,879	100,357
November 1, 2015	November 30, 2015	1,380	12.56	1,380	98,977
December 1, 2015	December 31, 2015	17,914	11.56	17,914	81,063
	Total	25,173	$11.94	25,173	81,063

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries as of December 31, 2015, which were 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc.,  204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company as of December 31, 2015, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2015 contains a summary of the Company’s significant accounting policies.

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

Merger of Rumson-Fair Haven Bank and Trust Company with and into the Bank in 2014

On February 7, 2014, the Company completed its acquisition of Rumson-Fair Haven Bank and Trust Company ("Rumson"), a New Jersey State chartered commercial bank, by merging Rumson with and into the Bank, with the Bank as the surviving entity. The merger agreement among the Company, the Bank and Rumson (the “Merger Agreement”) provided that the shareholders of Rumson would receive, at their election, for each outstanding share of Rumson common stock that they own at the effective time of the merger, either 0.7772 shares of the Company common stock or $7.50 in cash or a combination thereof, subject to proration as described in the Merger Agreement, so that 60% of the aggregate merger consideration consisted of cash and 40% consisted of shares of the Company’s common stock. The Company issued an aggregate of 1,019, 223 shares of its common stock and paid approximately $14.8 million in cash in the transaction.

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Rumson’s results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

The merger of Rumson had a significant positive effect on the financial position and operations of the Company. At the time of the merger, Rumson had loans of $144.0 million, investment securities of $30.0 million, deposits of $190.0 million and borrowings of $10.0 million.

Results of Operations

Summary

The Company reported net income of $8.7 million or $1.07 per diluted share for the year ended December 31, 2015 compared to net income of $4.4 million or $0.55 per diluted share for the year ended December 31, 2014.  The results of operations for 2014 were significantly impacted by the $1.5 million of merger expenses related to the acquisition of Rumson in the first quarter of 2014 and the additional provision for loan losses of approximately $3.7 million related to the full charge-off of a loan in the second quarter of 2014 due to fraudulent misrepresentations by a borrower and its principals.  Excluding the after-tax effect of these two events, Adjusted Net Income was $7.5 million and Adjusted Net Income per Diluted Share was $0.95 for 2014.   Adjusted Net Income and Adjusted Net Income per Diluted Share are considered non-GAAP measures.

The significant increase in net income for 2015 was due in part to the $3.6 million increase in net interest income to $36.3 million, which was driven by the internal growth of the Bank's loan portfolio in 2014 and 2015. The net interest margin was 4.07% in 2015 compared to 3.84% in 2014 and increased primarily due to the growth in the loan portfolio, which generated the higher yield earned on earning assets of 4.58% in 2015 compared to 4.37% earned in 2014.

The provision for loan losses declined to $1.1 million in 2015 due to the significant reduction in charge-offs and non-performing loans during the year. In 2014, the $5.8 million provision for loan losses included a $3.7 million provision for loan losses related to fraudulent misrepresentations by a borrower and its principals, which resulted in the full charge-off of the loan. Net charge-offs were $465,000 in 2015 compared to $5.9 million in 2014.

Non-interest income was $7.3 million for 2015 compared to $6.8 million in the prior year and increased primarily due to higher gains on the sale of loans, which more than offset the decline in deposit service charges and other customer charges included in other income.

Non-interest expenses increased $3.0 million to $29.8 million in 2015 compared to $26.8 million in 2014, excluding the $1.5 million of merger related expenses incurred in the acquisition of Rumson. OREO expenses were $1.5 million in 2015 and included $1.0 million of net losses on the sale or write-down of OREO assets and $382,000 of ownership expenses related to the assets sold.

The following is a reconciliation of the non-GAAP measures to reported net income and net income per diluted share for the year ended December 31, 2014.

1st Constitution Bancorp Reconciliation of Non-GAAP Measures (1)
Year ended December 31,
(Dollars in thousands, except per share data)	2014
Adjusted Net Income
Net Income	$4,356
Adjustments:
Provision for loan losses related to fraud (2)	3,656
Merger-related expenses	1,532
Income tax effect of adjustments (3)	(2,031)
Adjusted net income	$7,513

Adjusted Net Income per Diluted Share
Adjusted net income	$7,513
Diluted shares outstanding	7,879,186
Adjusted net income per diluted share	$0.95

Adjusted Return on Assets (4)	0.79%
Adjusted Return on Equity (4)	9.22%

(1)
Adjusted Net Income, Adjusted Net Income per Diluted Share, Adjusted Return on Assets and Adjusted Return on Equity are measures not in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company used the non-GAAP financial measures because the Company believes that it is useful for the users of financial information to understand the effect on net income of the merger-related expenses incurred in the merger with Rumson and the large provision for loan losses recorded as the result of the fraudulent misrepresentations by a borrower and its principals. Management believes that these non-GAAP financial measures improve the comparability of the current period results with the results of the prior period. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not a substitute for, the Company's GAAP results.

(2)	The amount represents the full charge-off of a loan participation due to fraudulent misrepresentations by a borrower and its principals that was recorded in the second quarter of 2014.

(3)	Tax effected at an income tax rate of 39.94%, less the impact of non-deductible merger expenses.

(4)	Adjusted Return on Assets and Adjusted Return on Equity excludes the after-tax effect of the merger-related expenses and loan loss provision in 2014.

Return on average assets (“ROAA”) and return on average equity (“ROAE”) as reported were 0.89% and 9.49%, respectively, for the year ended December 31, 2015, compared to 0.46% and 5.34%, respectively, for the year ended December 31, 2014.

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds.  This component represented 83% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2015 and December 31, 2014.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

The Company’s net interest income increased on a tax equivalent basis by $3.5 million, or 10.4%, to $37.3 million for the year ended December 31, 2015 from $33.8 million reported for the year ended December 31, 2014. The increase was driven principally by the internal growth of the loan portfolio.

The net interest margin for the year ended December 31, 2015 was 4.07% compared to the 3.84% net interest margin recorded for the year ended December 31, 2014, an increase of 23 basis points. This increase in the Company’s net interest income and net interest margin for the year ended December 31, 2015 compared with the corresponding 2014 period was primarily due to the increase in the average loan to average asset ratio to 70.0% in 2015 compared to 59.6% in 2014 and an increase of 21 basis points in the average yield of interest-earning assets to 4.58% for the year ended December 31, 2015 compared to 4.37% for the year ended December 31, 2014.

The following tables set forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the years ended December 31, 2015, 2014 and 2013, respectively.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Net Interest Margin Analysis

(yields on a tax-equivalent basis)	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$23,131	$50	0.22%	$60,933	$150	0.25%	$120,125	$300	0.25%
Investment Securities:
Taxable	127,859	3,167	2.48%	168,992	4,022	2.38%	162,246	3,915	2.41%
Tax-exempt (4)	81,612	3,153	3.86%	87,455	3,419	3.91%	69,158	3,270	4.73%

Total	209,471	6,320	3.02%	256,447	7,441	2.90%	231,404	7,185	3.10%

Loan Portfolio (1):
Construction	95,627	5,961	6.23%	77,159	5,233	6.78%	43,391	2,757	6.35%
Residential Real Estate	43,048	1,804	4.19%	45,572	1,855	4.07%	11,492	589	5.13%
Home Equity	22,217	1,028	4.63%	22,070	1,201	5.44%	9,293	495	5.33%
Commercial Business and Commercial Real Estate	290,301	16,381	5.64%	271,888	15,893	5.85%	145,470	10,392	7.14%
SBA Loans	19,409	1,100	5.67%	13,971	771	5.52%	14,081	847	6.02%
Mortgage Warehouse Lines	203,074	8,894	4.38%	124,127	5,589	4.50%	151,336	7,096	4.69%
Installment	497	22	4.47%	340	19	5.58%	266	17	6.39%
All Other Loans	10,312	407	3.95%	8,252	318	3.85%	24,133	374	1.55%
Total	684,485	35,597	5.20%	563,379	30,879	5.48%	399,462	22,567	5.65%

Total Interest-Earning Assets	917,087	41,967	4.58%	880,759	38,470	4.37%	750,991	30,052	4.00%

Allowance for Loan Losses	(7,484)			(7,487)			(6,857)
Cash and Due From Banks	6,272			14,620			9,999
Other Assets	62,149			57,689			47,401
Total Assets	$978,024			$945,581			$801,534

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$300,813	$1,013	0.34%	$286,235	$954	0.33%	$222,581	$758	0.34%
Savings Accounts	196,844	950	0.48%	199,078	904	0.45%	198,169	894	0.45%
Certificates of Deposit under $100,000	87,306	875	1.00%	70,574	910	1.29%	68,741	860	1.25%
Certificates of Deposit of $100,000 and Over	71,449	866	1.21%	98,891	1,031	1.04%	71,616	976	1.36%
Other Borrowed Funds	38,472	577	1.50%	23,724	515	2.18%	10,285	415	4.04%
Trust Preferred Securities	18,557	355	1.91%	18,557	344	1.90%	18,557	352	1.90%

Total Interest-Bearing Liabilities	713,441	4,636	0.65%	697,059	4,658	0.67%	589,949	4,255	0.72%

Net Interest Spread (2)			3.93%			3.70%			3.28%

Demand Deposits	164,419			159,935			137,873
Other Liabilities	8,857			7,065			7,500
Total Liabilities	886,717			864,059			735,322
Shareholders' Equity	91,307			81,522			66,212
Total Liabilities and Shareholders' Equity	$978,024			$945,581			$801,534

Net Interest Margin(3)		$37,331	4.07%		$33,812	3.84%		$25,797	3.44%

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

(2)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax-equivalent basis. The tax-equivalent adjustments were $1.0 million for the year ended December 2015 and $1.1 million for the years ended December 31, 2014 and 2013.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields and associated funding costs.  The Rate/Volume Table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

As indicated in the Rate/Volume Table, the principal factor contributing to the increase in tax-equivalent net interest income for the year ended December 31, 2015 was an increase in the volume of loans in the loan portfolio, partially offset by a decrease in the volume of investment securities.

Rate/Volume Table	Amount of Increase (Decrease)
(Dollars in thousands)	2015 versus 2014			2014 versus 2013
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans:
Construction	$1,253	$(525)	$728	$2,216	$260	$2,476
Residential Real Estate	(103)	52	(51)	1,568	(302)	1,266
Home Equity	8	(181)	(173)	688	18	706
Commercial Business and Commercial Real Estate	1,076	(588)	488	8,202	(2,701)	5,501
Mortgage Warehouse Lines	3,555	(250)	3,305	(1,248)	(259)	(1,507)
Installment	9	(6)	3	4	(2)	2
All Other Loans	367	51	418	(646)	514	(132)
Total Loans	$6,165	$(1,447)	$4,718	$10,784	$(2,472)	$8,312
Investment Securities :
Taxable	$(979)	$124	$(855)	$159	$(52)	$107
Tax-exempt	(228)	(38)	(266)	791	(642)	149
Total Investment Securities	$(1,207)	$86	$(1,121)	$950	$(694)	$256
Federal Funds Sold / Short-Term Investments	(95)	(5)	(100)	(150)	—	(150)
Total Interest Income	$4,863	$(1,366)	$3,497	$11,584	$(3,166)	$8,418

Interest Expense :
Money Market and NOW Accounts	$49	$10	$59	$217	$(21)	$196
Savings Accounts	(10)	56	46	10	—	10
Certificates of Deposit under $100,000	216	(251)	(35)	23	27	50
Certificates of Deposit of $100,000 and Over	(286)	121	(165)	334	(279)	55
Other Borrowed Funds	321	(259)	62	417	(317)	100
Trust Preferred Securities	—	11	11	—	(8)	(8)
Total Interest Expense	$290	$(312)	$(22)	$1,001	$(598)	$403

Net Interest Income	$4,573	$(1,054)	$3,519	$10,583	$(2,568)	$8,015

As of December 31, 2015, loans were $682.1 million and had increased $27.8 million compared to $654.3 million at December 31, 2014. The primary driver of the 4.3% increase in loans during 2015 was the $37.4 million or 20.9% increase in outstanding balances under mortgage warehouse lines to $216.6 million at December 3, 2015 from $179.2 million at December 31, 2014.

Average interest-earning assets increased by $36.3 million, or 4.1%, to $917.1 million for the year ended December 31, 2015 from $880.8 million for the year ended December 31, 2014.  Overall, the yield on interest-earning assets, on a tax-equivalent basis, increased 21 basis points to 4.58% for the year ended December 31, 2015 compared to 4.37% for the year ended December 31, 2014 due primarily to the increase in the average balance of mortgage warehouse lines and construction, commercial real estate and commercial business loans resulting from the internal growth of loans. The growth in average interest-earning assets and the increase in loans as a percentage of average interest-earning assets generated a $3.6 million increase in total interest income for 2015.

Interest expense decreased by $22,000, or 0.5%, to $4.6 million for the year ended December 31, 2015 from $4.7 million for the year ended December 31, 2014 as the Bank managed the mix of interest-bearing liabilities and reduced its interest cost by 2 basis points to 0.65% in 2015 from 0.67% in 2014. This decrease in interest expense was principally attributable to a decrease of $10.7 million in total average certificates of deposits which generally are a higher cost source of funding than NOW, money market and savings accounts.  Money market and NOW accounts increased on average by $14.6 million in 2015, or 5.1%, compared to 2014, and the cost on these deposits increased one basis point in 2015 compared to 2014. Average interest-bearing liabilities increased $16.4 million, or 2.4%, in 2015 compared to 2014 principally due to increases in other borrowed funds and money market and NOW balances, which increases were partially offset by a decrease in total certificates of deposits.

The Company’s net interest income increased on a tax-equivalent basis by $8.0 million, or 31.1%, to $33.8 million for the year ended December 31, 2014 from $25.8 million reported for the year ended December 31, 2013.  As indicated in the Rate/Volume Table, the increase was driven primarily by the internal growth of the loan portfolio and the inclusion of the operations of Rumson.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans and problem loans as identified through internal classifications, collateral values, and the growth and size of the loan portfolio.

In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Using this evaluation process, the Company’s provision for loan losses was $1.1 million for the year ended December 31, 2015 compared to $5.8 million for the year ended December 31, 2014. Net charge-offs for the years ended December 31, 2015 and 2014 were $465,000 and $5.9 million, respectively.  The decrease in the provision for loan losses and net-charge offs for 2015 was primarily attributable to the $3.7 million provision for loan losses and corresponding charge-off of the entire balance of a loan due to the fraudulent misrepresentations by a borrower and its principals that was recorded in the second quarter of 2014. Charge-offs in 2014 also included $0.9 million of gross charge-offs of specific reserves for potential loan losses that were recorded in prior periods. The lower provision for loan losses in 2015 also reflects the reduction by ten basis points (0.10%) of loan loss reserve factors across all loan portfolios. The lower loan loss reserve factors reflect the strengthening economic conditions of the Bank's markets, the stable loan quality trends experienced and the level of estimated loss in the loan portfolio. During 2015, $6.9 million of non-performing assets were resolved.

Non-Interest Income

Total non-interest income for the year ended December 31, 2015 increased to $7.3 million from $6.8 million for the year ended December 31, 2014 due primarily to higher gains from the sale of loans which more than offset the decline in deposit service charges and other customer service charges.  This revenue component represented 17% of the Company’s net revenues for the years ended December 31, 2015 and 2014.

Service charges on deposit accounts decreased by $170,000 to $818,000 for the year ended December 31, 2015 compared to $988,000 for the year ended December 31, 2014 due to declines in customer activity and for non-sufficient funds charges.  This component of non-interest income represented 11.2% and 14.5% of the total non-interest income for the years ended December 31, 2015 and 2014, respectively.

Gains on sales of loans held for sale increased $936,000 to $4.0 million for the year ended December 31, 2015 compared to $3.1 million for the year ended December 31, 2014.  The Bank sells both residential mortgage loans and the portion of commercial loans guaranteed by the Small Business Administration ("SBA") in the secondary market.

Gains on the sale of residential mortgage loans were $2.3 million in 2015 compared to $1.9 million in 2014. In 2015, $136.4 million of residential loans were sold compared to $108.6 million in 2014. In 2015, residential mortgage rates declined and the FHA lowered the premium paid by borrowers for mortgage insurance which increased the volume of mortgages refinanced. In addition, there was an increase in residential housing sales which increased the volume of mortgage loans to finance the purchase of homes.

In 2015, $17.5 million of SBA loans were sold and generated net gains of $1.7 million compared to SBA loans sold and net gains on sale of $10.8 million and $1.2 million, respectively, in 2014.

The Bank did not sell any securities in 2015. In 2014, the Bank sold available-for-sale securities with an aggregate book value of $28.1 million that resulted in a pre-tax loss of $1,000.

            Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $558,000 for the year ended December 31, 2015 compared to $564,000 for the year ended December 31, 2014.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.   The other income component of non-interest income declined to $1.9 million for the year ended December 31, 2015 compared to $2.2 million for the year ended December 31, 2014 due to lower customer activity.

Non-Interest Expenses

Total non-interest expenses increased by $1.4 million, or 5.0%, to $29.8 million for the year ended December 31, 2015 from $28.3 million for the year ended December 31, 2014. Excluding the effect of the $1.5 million in merger-related expenses incurred in the acquisition of Rumson in 2014, non-interest expenses increased $3.0 million to $29.8 million for 2015 compared to $26.8 million for 2014. The increase in non-interest expenses included increases of $1.1 million, or 6.92%, in salaries and employee benefit expenses, and a $1.3 million increase in OREO expenses. Approximately $233,000 of the total increase in non-interest expenses in 2015 reflected the inclusion of the former Rumson operations for the entire year of 2015 compared to approximately eleven months in 2014. The Company recorded $1.5 million in merger-related expenses in 2014 compared to no merger-related expenses in 2015. The following table presents the major components of non-interest expenses for the years ended December 31, 2015 and 2014.

Non-interest Expenses	Year ended December 31,
(Dollars in thousands)	2015	2014
Salaries and employee benefits	$17,232	$16,117
Occupancy expense	3,461	3,355
Data processing services	1,211	1,264
Equipment expense	839	870
Marketing	282	197
Telephone	449	422
Regulatory, professional and consulting fees	1,681	1,360
Merger-related expenses	—	1,532
FDIC deposit insurance	660	715
Directors’ fees	92	92
Other real estate owned expenses	1,542	236
Amortization of intangible assets	428	456
Other expenses	1,878	1,721
Total	$29,755	$28,337

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.1 million, or 6.9%, to $17.2 million for the year ended December 31, 2015 compared to $16.1 million for the year ended December 31, 2014. The increase in salaries and employee benefits for 2015 was due primarily to regular merit increases and increased health care costs.  Approximately $115,000 of the increase was due to the inclusion of the former Rumson operations for the entire year of 2015 compared to approximately eleven months in 2014. At December 31, 2015, there were 176 full time equivalent employees compared to 179 full time equivalent employees at December 31, 2014.

Occupancy expense increased by $106,000, or 3.2%, to $3.5 million for 2015 compared to $3.4 million for 2014. The increase in occupancy expenses for the year ended December 31, 2015 was primarily attributable to increased depreciation, property taxes and maintenance costs of the Rumson branches due to the inclusion of the former Rumson operations for the entire year of 2015 compared to approximately eleven months in 2014.

The cost of data processing services decreased to $1.2 million for the year ended December 31, 2015 from $1.3 million for the year ended December 31, 2014 and reflects a continued focus on cost containment and the economies of scale achieved in the integration of the operations of Rumson.

Regulatory, professional and consulting fees increased by $321,000, or 23.6%, to $ 1.7 million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014.  During 2015, the Company incurred professional fees in connection with consultants engaged to assess the Company’s compliance with regulatory requirements and risk management programs. In addition, the increase in regulatory, professional and consulting fees for 2015 was partially due to higher legal fees incurred by the Company in connection with the collection and recovery of non-performing assets.

Other real estate owned expenses increased by $1.3 million  to $1.5 million for 2015 compared to $236,000 for 2014  due primarily to $1.0 million of net losses on the sale or write-down of OREO assets and $386,000 of ownership expenses related to assets sold. At December 31, 2015, the Bank held one residential property with an aggregate value of $966,000 as other real estate owned compared to three properties with an aggregate value of $5.7 million at December 31, 2014. In 2015, the Bank sold $6.7 million of OREO property.

FDIC insurance expense decreased to $660,000 for the year ended December 31, 2015 compared to $715,000 for the year ended December 31, 2014 due to a lower assessment rate that reflects the improvement in asset quality and the financial performance of the Bank in 2015.

Amortization of intangible assets decreased $29,000 to $428,000 for the year ended December 31, 2015 compared to $456,000 for the year ended December 31, 2014 due to the lower amortization of core deposit intangibles.

Other expenses were $1.9 million for the year ended December 31, 2015 compared to $1.7 million for the year ended December 31, 2014 and this increase was due primarily to increases in loan fees, postage, insurance and dues.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by tax equivalent net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio decreased to 66.7% for the year ended December 31, 2015 compared to 68.9% for the year ended December 31, 2014.

Income Taxes

The Company recorded income tax expense of $4.1 million for 2015 compared to income tax expense of $1.1 million for 2014.  The increase in the income tax expense for 2015 compared to 2014 was primarily due to the $7.3 million increase in pre-tax income for 2015 compared to 2014.  The Company’s effective tax rate increased to 31.9% in 2015 from 19.8% in 2014 due to higher pre-tax income in 2015 and the lower proportion of tax exempt interest income to pre-tax income in 2015 compared to 2014.

Financial Condition

Cash and Cash Equivalents

At December 31, 2015, cash and cash equivalents totaled $11.4 million compared to $14.5 million at December 31, 2014.  Cash and cash equivalents at December 31, 2015 consisted of cash and due from banks of $11.4 million.

Investment Securities

 Amortized cost, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government Sponsored corporations (“GSE”) and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations- GSE	8,255	68	(36)	8,287
Residential mortgage backed securities – GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities – single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
Restricted stock	3,302	—	—	3,302

	$94,521	$1,039	$(836)	$94,724

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$13,630	$—	$13,630	$404	$—	$14,034
Residential mortgage backed securities- GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611

	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,538	$—	$(14)	$1,524
Residential collateralized mortgage obligations-GSE	4,455	101	(23)	4,533
Residential mortgage backed securities – GSE	27,089	825	(143)	27,771
Obligations of state and political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities – single issuer	2,472	—	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,290	1	(11)	1,280
Restricted stock	1,760	—	—	1,760
	$79,734	$1,378	$(951)	$80,161

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$19,304	$—	$19,304	$700	$—	$20,004
Residential mortgage backed securities -GSE	56,528	—	56,528	1,563	(36)	58,055
Obligations of state and political subdivisions	66,887	—	66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	—	561
Other debt securities	763	—	763	1	—	764
	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476

The investment securities portfolio amounted to $218.0 million, or 22.5% of total assets, at December 31, 2015 compared to $223.8 million, or 23.4% of total assets, at December 31, 2014.  Proceeds from maturities and prepayments for the year ended December 31, 2015 totaled $54.5 million while purchases of investment securities totaled $49.7 million during this period.  On an average balance basis, the investment securities portfolio represented 22.8% and 29.1% of average interest-earning assets, respectively, for the years ended December 31, 2015 and 2014.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 3.02% for the year ended December 31, 2015, which was an increase of 12 basis points from 2.90% earned for the year ended December 31, 2014.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At December 31, 2015, available-for-sale securities amounted to $94.7 million, an increase of $14.5 million from $80.2 million at December 31, 2014.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Federal Home Loan Bank stock is included in “Available for Sale - Due in one year or less.”

(Dollars in thousands)	December 31, 2015
	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$10,788	$10,807	2.54%
Due after one year through five years	17,911	17,863	1.82%
Due after five years through ten years	31,137	31,360	2.43%
Due after ten years	34,685	34,694	3.23%
Total	$94,521	$94,724	2.62%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$17,040	$17,051	0.74%
Due after one year through five years	14,935	15,448	4.06%
Due after five years through ten years	30,657	31,898	3.50%
Due after ten years	60,629	62,760	3.45%
Total	$123,261	$127,157	3.18%

Proceeds from maturities and prepayments of securities available for sale amounted to $18.8 million for the year ended December 31, 2015 compared to $23.6 million for the year ended December 31, 2014.  At December 31, 2015, the portfolio had net unrealized gains of $203,000 compared to net unrealized gains of $427,000 at December 31, 2014.  These unrealized gains (loss) are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2015, securities held to maturity were $123.3 million, a decrease of $20.4 million from $143.6 million at December 31, 2014.  The fair value of the held-to-maturity portfolio at December 31, 2015 was $127.2 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2015 and 2014.  See Note 3 to the consolidated financial statements for additional information.

Loans Held for Sale
Loans held for sale at December 31, 2015 amounted to $6.0 million compared to $8.4 million at December 31, 2014.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $134.1 million for 2015 compared with $114.8 million for 2014. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.  Total loans averaged $684.5 million for the year ended December 31, 2015, an increase of $121.1 million, or 21.5%, compared to an average of $563.4 million for the year ended December 31, 2014.  At December 31, 2015, total loans amounted to $682.1 million, which was a $27.8 million increase when compared to $654.3 million at December 31, 2014. The average yield earned on the loan portfolio was 5.20% for the year ended December 31, 2015 compared to 5.48% for the year ended December 31, 2014, a decrease of 28 basis points.

The following table represents the components of the loan portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$93,745	14%	$95,627	15%	$51,002	14%	$55,691	11%	$49,286	10%
Residential real estate loans	40,744	6%	46,446	7%	13,764	4%	10,897	2%	12,885	3%
Commercial business	99,277	15%	110,771	17%	82,348	22%	57,865	11%	50,785	11%
Commercial real estate	207,250	30%	198,211	30%	98,390	26%	102,413	20%	99,637	21%
Mortgage warehouse lines	216,572	32%	179,172	27%	116,951	31%	284,128	54%	249,346	52%
Loans to individuals	23,074	3%	23,156	4%	9,766	3%	9,643	2%	12,220	3%
Deferred loan costs	1,226	—%	715	—%	944	—%	987	—%	1,018	—%
All other loans	233	—%	199	—%	171	—%	189	—%	256	—%
Total	$682,121	100%	$654,297	100%	$373,336	100%	$521,813	100%	$475,433	100%

Commercial business and commercial real estate loans averaged $290.3 million for the year ended December 31, 2015, an increase of $18.4 million when compared to the average of $271.9 million for the year ended December 31, 2014. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  The average yield on the commercial business and commercial real estate loan portfolio decreased 21 basis points to 5.64% for 2015 from 5.85% for 2014.

Construction loans averaged $95.6 million for the year ended December 31, 2015, an increase of $18.5 million, or 23.9%, compared to the average of $77.2 million for the year ended December 31, 2014.   Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 55 basis points to 6.23% for 2015 from 6.78% for 2014.

The mortgage warehouse lines component of the loan portfolio increased by $37.4 million, or 20.9%, to $216.6 million at December 31, 2015 compared to $179.2 million at December 31, 2014, reflecting mortgage warehouse customers’ higher level of residential mortgage originations and sales activity. During 2015, $3.9 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group.

           The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”).  The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.    The Bank had outstanding warehouse line of credit advances of $216.6 million at December 31, 2015 compared to $179.2 million at December 31, 2014.  During 2015 and 2014, warehouse lines of credit advances averaged $203.1 million and $124.1 million, respectively, and yielded 4.38% and 4.50%, respectively.  The number of active mortgage banking customers was 46 in 2015 compared to 48 in 2014.

Average residential real estate loans decreased $2.5 million to $43.0 million at December 31, 2015 compared to $45.6 million at December 31, 2014.

Loans to individuals are comprised primarily of home equity loans and were $23.1 million at December 31, 2015 compared to $23.2 million at December 31, 2014.

The following table provides information concerning the interest rate sensitivity of the commercial and commercial real estate loans and construction loans at December 31, 2015.

(Dollars in thousands)	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial Business & Commercial Real Estate	$89,779	$176,103	$40,645	$306,527
Mortgage Warehouse Loans	216,572	—	—	216,572
Construction Loans	90,302	3,443	—	93,745
Total	$396,653	$179,546	$40,645	$616,844

Fixed rate loans	$13,035	$48,816	$26,025	$87,876
Floating rate loans	383,618	130,730	14,620	528,968
Total	$396,653	$179,546	$40,645	$616,844

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans are composed of (1) loans on a non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual. Included in non-accrual loans are loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of a deterioration in the financial position of the borrower and that have not performed in accordance with the restructured terms.

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

During 2015, $4.4 million of loans were transferred to non-accrual status, real estate assets collateralizing $2.4 million of loans were foreclosed and transferred to OREO and $490,000 of loans were charged down. As a result, non-performing loans increased by $1.2 million to $6.0 million at December 31,2015 from $4.8 million at December 31, 2014.

At December 31, 2015, non-performing loans were comprised of six commercial real estate loans aggregating $4.3 million, three residential mortgage loans aggregating $1.1 million, two commercial loans aggregating $304,000 and one home equity loan for $263,000.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

Non-Performing Assets and Loans
(Dollars in thousands)			December 31,
	2015	2014	2013	2012	2011
Non-Performing loans:
Loans 90 days or more past due and still accruing	$—	$317	$—	$85	$—
Non-accrual loans	6,020	4,523	6,322	5,878	2,991
Total non-performing loans	6,020	4,840	6,322	5,963	2,991
Other real estate owned	966	5,710	2,136	8,333	12,409
Other repossessed assets	—	66	—	—	—
Total non-performing assets	6,986	10,616	8,458	14,296	15,400
Performing troubled debt restructurings	1,535	3,925	3,859	2,012	774
Performing troubled debt restructurings and total non-performing assets	$8,521	$14,541	$12,317	$16,308	$16,174

Non-performing loans to total loans	0.88%	0.74%	1.69%	1.14%	0.63%
Non-performing loans to total loans excluding warehouse lines	1.29%	1.02%	2.47%	2.51%	1.32%

Non-performing assets to total assets	0.72%	1.11%	1.14%	1.70%	1.95%
Non-performing assets to total assets excluding mortgage warehouse lines	0.93%	1.37%	1.35%	2.57%	2.84%

Total non-performing assets and performing troubled debt restructurings to total assets	0.88%	1.52%	1.66%	1.94%	2.04%

As the table demonstrates, non-performing loans to total loans increased slightly to 0.88% at December 31, 2015 from 0.74% at December 31, 2014. Despite the increase in non-performing loans to total loans, loan quality continued to be considered sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional income before taxes amounting to $579,000 and $568,000 would have been recognized in 2015 and 2014, respectively, if interest on all loans had been recorded based upon original contract terms.

Non-performing assets decreased by $3.6 million to $7.0 million at December 31, 2015 from $10.6 million at December 31, 2014.  Other real estate owned decreased by $4.7 million to $966,000 at December 31, 2015 from $5.7 million at December 31, 2014.  In 2015, the Bank sold $6.7 million in OREO properties. The Bank recorded loss provisions against other real estate owned properties of $382,000 during 2015 and $112,000 during 2014.

Non-performing assets represented 0.72% of total assets at December 31, 2015 compared to 1.11% at December 31, 2014.

At December 31, 2015, the Bank had ten loans totaling $4.7 million that were troubled debt restructurings.  Three of these loans totaling $3.2 million are included in the above table as non-accrual loans and the remaining seven loans totaling $1.5 million are considered performing.

At December 31, 2014, the Bank had ten loans totaling $4.4 million that were troubled debt restructurings.  Three of these loans totaling $491,000 are included in the above table as non-accrual loans and the remaining seven loans totaling $3.9 million are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. Accordingly, Rumson loans acquired with evidence of deteriorated credit quality totaling $759,000 at December 31, 2015 were not classified as non-performing loans.

In 2015, $2.4 million of non-performing loans were transferred to OREO and 5 properties totaling $6.7 million were sold during the year.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification (ASC) Topic 310 (formerly SFAS 114).  The second major component estimates losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of year	$6,925	$7,039	$7,151	$5,534	$5,763

Provision charged to operating expenses	1,100	5,750	1,077	2,150	2,558

Loans charged off:
Construction loans	—	—	(562)	(57)	(2,362)
Residential real estate loans	—	(15)	—	(131)	—
Commercial and commercial real estate loans	(477)	(5,906)	(594)	(276)	(438)
Loans to individuals	(14)	(1)	(52)	(84)	—
Lease financing	—	—	—	—	—
All other loans	—	—	—	—	—
	(491)	(5,922)	(1,208)	(548)	(2,800)
Recoveries:
Construction loans	—	—	—	3	9
Residential real estate loans	—	—	—	—	—
Commercial and commercial real estate loans	20	58	19	12	4
Loans to individuals	6	—	—	—	—
Lease financing	—	—	—	—	—
All other loans	—	—	—	—	—
	26	58	19	15	13

Net (charge offs)	(465)	(5,864)	(1,189)	(533)	(2,787)

Balance, end of year	$7,560	$6,925	$7,039	$7,151	$5,534

Loans:
At year end	$682,121	$654,297	$373,336	$521,814	$475,432
Average during the year	675,531	556,362	399,462	463,587	374,685
Net charge offs to average loans outstanding	(0.07)%	(1.04)%	(0.30)%	(0.11)%	(0.74)%
Net charge-offs to average loans, excluding warehouse loans	(0.10)%	(1.36)%	(0.48)%	(0.21)%	(1.15)%
Allowance for loan losses to:
Total loans at year end	1.11%	1.06%	1.89%	1.37%	1.16%
Total loans at year end excluding Mortgage warehouse lines and related allowance	1.44%	1.27%	2.52%	2.41%	1.95%
Non-performing loans	125.59%	143.08%	111.34%	119.92%	185.01%

At December 31, 2015, the allowance for loan losses was $7.6 million compared to $6.9 million at December 31, 2014, an increase of $635,000. The ratio of the allowance for loan losses to total loans at December 31, 2015 and 2014 was 1.11% and 1.06%, respectively. The allowance for loan losses as a percentage of non-performing loans was 125.59% at December 31, 2015 compared to 143.08% at December 31, 2014.

The allowance for loan losses increased primarily due to the $656,000 increase in the allowance attributed to commercial real estate loans. The historical loss rate component for commercial real estate loans increased approximately 0.50% compared to the historical loss rate component for 2014. The allowance also increased due to the $9.0 million increase in commercial real estate loans to $207.2 million in 2015. The allowance for loan losses attributed to commercial business loans increased $244,000 to $2.0 million at December 31, 2015 due primarily to an increase in the historical loss rate component for the non-guaranteed portion of SBA loans that are retained in the loan portfolio of approximately 1.2%.

The provision for loan losses for 2015 and the allowance for loan losses at December 31, 2015 increased by $373,000 due to the decline in the accretable general credit reserve related to the acquired Rumson commercial business and commercial real estate loans. Partially offsetting these increases in the allowance for loan losses attributed to commercial business and commercial real estate loans was a ten basis point (0.10%) reduction in the qualitative risk factors for all loan portfolio components due to the improving economic conditions nationally and in the Company's market areas, the reduction in loans classified as special mention and substandard at December 31, 2015 and the lower level of credit risk identified by management in the periodic review of the credit quality of the loan portfolio.

The allowance for loan losses increased as a percentage of loans to 1.11% at December 31, 2015 from 1.06% at December 31, 2014 due primarily to the increase in the allowance for loan losses. With respect to the loans acquired from Rumson, at December 31, 2015, the total credit risk adjustment was approximately $888,000 and was comprised of a non-accretive credit discount of $215,000 and an accretive general credit risk fair value discount of $673,000 compared to the total risk adjustment of $1.7 million at December 31, 2014, comprised of a non-accretive credit discount of $546,000 and an accretive general credit risk fair value discount of $1.1 million.

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

(Dollars in thousands)	December 31,
	2015			2014			2013
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial business and commercial real estate loans	$5,054	1.65%	45%	$4,154	1.34%	47%	$4,294	2.38%	48%
Construction loans	1,025	1.09%	14%	1,215	1.27%	15%	1,205	2.36%	14%
Residential real estate loans	288	0.71%	6%	197	0.42%	7%	165	1.20%	4%
Loans to individuals	109	0.47%	3%	131	0.57%	3%	111	1.14%	3%
Subtotal	6,476	1.39%	68%	5,697	1.20%	73%	5,775	2.26%	69%
Mortgage warehouse lines	866	0.40%	32%	896	0.50%	27%	585	0.50%	31%
Unallocated reserves	218	—	—	332	—	—	679	—	—
Total	$7,560	1.11%	100%	$6,925	1.06%	100%	$7,039	1.89%	100%

	December 31,
	2012			2011
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial business and commercial real estate loans	$3,235	2.01%	31%	$2,532	2.01%	32%
Construction loans	1,990	3.57%	11%	1,055	2.14%	10%
Residential real estate loans	112	1.03%	2%	91	0.71%	3%
Loans to individuals	105	1.07%	2%	190	1.52%	3%
Subtotal	5,442	2.41%	46%	3,868	1.95%	48%
Mortgage warehouse lines	1,421	0.50%	54%	1,122	0.45%	52%
Unallocated reserves	288	—	—	544	—	—
Total	$7,151	1.37%	100%	$5,534	1.16%	100%
The allowance for loan losses excluding the portion related to mortgage warehouse lines increased to $6.7 million at December 31, 2015 from $6.0 million at December 31, 2014.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$159,918	20%	—%	$162,281	20%	—%
Interest bearing demand	284,547	36%	0.34%	297,679	37%	0.34%
Savings	196,324	25%	0.48%	190,817	23%	0.46%
Total core deposits	$640,789	81%	0.27%	$650,777	80%	0.27%

Certificates of deposit	$145,968	19%	1.10%	$166,984	20%	1.14%

Total deposits	$786,757	100.00%	0.48%	$817,761	100.00%	0.49%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2015.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

(Dollars in thousands)

Certificates of deposit of $100,000 or more	$12,135	$16,664	$22,316	$37,319	$88,434
Certificates of deposit less than $100,000	10,179	9,314	13,828	24,213	57,534
Total certificates of deposit	$22,314	$25,978	$36,144	$61,532	$145,968

The following table illustrates the components of average total deposits for the years indicated:

Average Deposit Balances
(Dollars in thousands)	2015		2014		2013
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$164,419	20%	$159,935	20%	$137,873	20%
Interest bearing demand	300,813	37%	286,235	35%	222,581	32%
Savings	196,844	24%	199,078	24%	198,169	29%
Certificates of deposit of $100,000 or more	71,449	9%	98,891	12%	71,616	9%
Other certificates of deposit less than $100,000	87,306	10%	70,574	9%	68,741	10%
Total	$820,831	100%	$814,713	100%	$698,980	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus on the building and expanding of long-term relationships.  Deposits for the year ended December 31, 2015 averaged $820.8 million, an increase of $6.1 million, or 0.75%, compared to $814.7 million for the year ended December 31, 2014.  At December 31, 2015, total deposits were $786.8 million, a decrease of $31.0 million, or 3.79%, from $817.8 million at December 31, 2014. The decrease in total deposits in 2015 was due principally to a decrease of $21.0 million in certificates of deposit balances and a decline in municipal deposits of $24.0 million, which were partially offset by the growth of non-interest bearing and interest bearing demand deposits of $16.0 million. The average rate paid on the Bank’s interest-bearing deposit balances for 2015 was 0.56%, a decrease from the average rate of 0.58% for 2014.

Average non-interest bearing demand deposits increased by $4.5 million, or 2.8%, to $164.4 million for the year ended December 31, 2015 from $159.9 million for the year ended December 31, 2014.  At December 31, 2015, non-interest bearing demand deposits totaled $159.9 million, a decrease of $2.4 million, or 1.5%, compared to $162.3 million at December 31, 2014.  Non-interest bearing demand deposits made up 20% of total deposits at December 31, 2015 and 2014 and represent a stable, interest-free source of funds.

Savings accounts increased by $5.5 million, or 2.90%, to $196.3 million at December 31, 2015 from $190.8 million at December 31, 2014.  In 2015, the average balance of savings accounts decreased by $2.2 million to $196.8 million compared to an average balance of $199.1 million in 2014.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market accounts and the Bank’s premier money market product, 1st Choice account, increased by $14.6 million, or 5.1%, to an average of $300.8 million for 2015 from an average of $286.2 million for 2014.  The average cost of interest bearing demand deposits was 0.34% for 2015 compared to 0.33% in 2014.

 Certificates of  deposit consist primarily of retail certificates of deposit and certificates of deposit with balances of $100,000 or more.  Certificates of deposit at December 31, 2015 were $146.0 million, a decrease of $21.0 million from $167.0 million at December 31, 2014. The average cost of certificates of deposits decreased to 1.10% in 2015 from 1.15% in 2014. Retail certificates of deposit increased by $16.7 million, or 23.7%, to an average of $87.3 million for 2015 from an average of $70.6 million for 2014.  The average cost of retail certificates of deposit decreased to 1.00% for 2015 from 1.29% for 2014.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds increased by $14.7 million to $38.5 million for 2015 from an average balance of $23.7 million for 2014 due to an increase in overnight borrowings in 2015.  The average cost of other borrowed funds decreased 68 basis points to 1.50% for 2015 compared to 2.18% for 2014.

The balance of borrowings was $58.9 million at December 31, 2015, which consisted of three long-term FHLB advances totalling $20.3 million and FHLB overnight funds purchased in the amount of $38.6 million. The balance of borrowings was $25.1 million at December 31, 2014, consisting of long-term FHLB advances of $20.7 million and FHLB overnight purchased funds of $4.4 million.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $8.9 million, or 10.2%, to $96.0 million at December 31, 2015 from $87.1 million at December 31, 2014.  Tangible book value per common share was $10.44 at December 31, 2015 compared to $9.33 at December 31, 2014.  The ratio of average shareholders’ equity to total average assets was 9.34% and 8.62% for 2015 and 2014, respectively.  The increase in shareholders’ equity from December 31, 2014 to December 31, 2015 was primarily the result of net income of $8.7 million for 2015.

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

In lieu of cash dividends, the Company (and its predecessor, the Bank) declared a stock dividend every year for the years 1992 through 2012 and paid such dividends every year for the years 1993 through 2013.  The Company declared two stock dividends in 2015 and did not declare a stock dividend in 2014 or 2013.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2015.  Further discussion of these commitments is included in Note 17 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Off Balance Sheet:
Standby letters of credit	$2,106	$—	$—	$—	$2,106
Commitments to extend credit	$290,883	$—	$—	$—	$290,883
Commitments to sell residential loans	$16,870	$—	$—	$—	$16,870
Total off balance sheet:	$309,859	$—	$—	$—	$309,859

Contractual Obligations:
Operating Leases	$1,255	$1,975	$1,221	$2,050	$6,501
Borrowed funds and subordinated Debentures	38,550	20,346	—	18,557	77,453
Certificates of deposit	$84,436	55,450	6,082	—	145,968
Retirement benefit obligation	1,368	4,245	—	—	5,613
Total contractual obligations:	$125,609	82,016	7,303	20,607	235,535

Total	$435,468	$82,016	$7,303	$20,607	$545,394

Liquidity

At December 31, 2015, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $484.0 million, of its total assets at December 31, 2015.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2015 and 2014, the Bank had collateral at FHLB-NY to support additional borrowing of $60.3 million and $108.2 million, respectively. At December 31, 2015, the Bank had $77.3 million of unpledged investment securities that were eligible collateral to support additional FHLB borrowings. The Bank also maintains an unsecured federal funds line of $25.0 million with a correspondent bank.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2015, the balance of cash and cash equivalents was $11.4 million.

Net cash provided by operating activities totaled $14.7 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $16.9 million for the year ended December 31, 2014.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities.  Cash was used in operations primarily for originating loans held for sale. The decline in net cash provided by operating activities was due primarily to an increase in other assets and decreases in accrued interest payable, accrued expenses and other liabilities.

Net cash used in investing activities totaled $20.5 million for the year ended December 31, 2015 compared to $65.7 million for the year ended December 31, 2014.  The decrease in net cash used in investing activities for 2015 as compared to 2014 resulted from the lower net increase in loans of $30.6 million compared to the net increase in loans of $147.4 million in 2014. Net cash generated from investment securities transactions in 2015 was $4.8 million compared to $60.5 million in 2014. Proceeds from the sale of OREO properties were $6.0 million in 2015 compared to $287,000 in 2014. In 2014, the Company acquired Rumson and this resulted in $21.4 million in cash proceeds received from the acquisition and a decrease in the growth of the loan portfolio.

Net cash provided by financing activities totaled $2.7 million for the year ended December 31, 2015 compared to net cash used in financing activities of $6.0 million for the year ended December 31, 2014.  The net cash provided by financing activities in 2015 was due primarily to the net increase in borrowings, which was partially offset by a net decrease in deposits.  The net cash used in financing activities in 2014 was due to the net decrease in deposits, which was partially offset by an increase in borrowings.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2015, repayments and maturities of investment securities totaled $54.5 million.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following table sets forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments at December 31, 2015.

Interest Rate Sensitivity Analysis at December 31, 2015
					Total	One Year
($ in thousands)	Interest Sensitivity Period				Within	to	Over	Non-interest
	30 Day	90 Day	180 Day	365 Day	One Year	Five Years	Five Years	Sensitive	Total
Assets :
Cash and due from banks	$4,828	$—	$—	$—	$4,828	$—	$—	$6,540	$11,368
Federal funds sold	—	—	—	—	—	—	—	—	—
Investment securities	9,394	20,659	6,418	24,261.0	60,732	91,545	65,708	—	217,985
Loans held for sale	5,997	—	—	—	5,997	—	—	—	5,997
Loans, net of allowance for loan losses	393,370	14,640	19,489	40,296	467,795	182,437	24,329	—	674,561
Other assets	—	—	—	—	—	—	—	58,080	58,080
	$413,589	$35,299	$25,907	$64,557	$539,352	$273,982	$90,037	$64,620	$967,991
Sources of Funds :
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$159,918	$159,918
Demand deposits - interest bearing	123,873	—	—	—	123,873	132,354	28,320	—	284,547
Savings deposits	109,773	—	—	29	109,802	47,384	39,138	—	196,324
Certificates of deposits	6,549	15,765	25,978	36,144	84,436	61,532	—	—	145,968
Borrowings	38,550	—	—	10,000	48,550	10,000	—	346	58,896
Redeemable subordinated debentures	—	18,557	—	—	18,557	—	—	—	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	103,781	103,781
	$278,745	$34,322	$25,978	$46,173	$385,218	$251,270	$67,458	$264,045	$967,991

Asset (Liability) Sensitivity Gap :
Period Gap	$134,844	$977	$(71)	$18,384	$154,134	$22,712	$22,579	$(199,425)	—
Cumulative Gap	$134,844	$135,821	$135,750	$154,134	$308,268	$330,980	$353,559	—	—
Cumulative Gap to Total Assets	13.9%	14.0%	14.0%	15.9%	31.8%	34.2%	36.5%	—	—

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

					Next 12 Months
	Economic Value of Equity (2)				Net Interest Income
Change in Interest Rates	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
Basis Point (bp) (1)
	Amount	Change	Change	Amount	Change	Change
	(Dollars in Thousands)
+300 bp	$130,547	$1,606	1.25%	$40,860	$3,697	9.95%
+200 bp	130,547	1,606	1.25%	39,513	2,350	6.32%
0 bp	128,941	—	—	37,163	—	—

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates at December 31, 2015, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 1.25% increase in EVE and a $2.4 million, or 6.32%, increase in net interest income over the next twelve months. This data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company adopted the Internal Control-Integrated Framework updated in 2013 by COSO for the purpose of assessing the effectiveness of the Company’s internal control over financial reporting in 2015.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “Directors and Executive Officers,” “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “Equity Plans” and “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2015 and 2014.

Consolidated Statements of Income – For the Years Ended December 31, 2015 and 2014.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2015 and 2014.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2015 and 2014.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2015 and 2014.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2015.

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

3	(ii)(A)	By-laws, as amended, of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.3		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1	#
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

10.5	#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.6	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.7	#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.8	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.9
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.10
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.11
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.12	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on April 15, 2008)

10.13	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.14	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on July 14, 2010)

10.15	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2013)

10.16	#*	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan

10.17	#*	Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan

10.18
Agreement and Plan of Merger, dated as of August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013)

10.19
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013)

10.20	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.21	#
Amendment to the Amended and Restated Employment Agreement, dated April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

10.22	#
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 21, 2015 ( SEC File No. 000-32891) filed with the SEC on April 14, 2015)

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
Cranbury, New Jersey

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 22, 2016

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Dollars in Thousands, except share data)

	2015	2014
ASSETS
CASH AND DUE FROM BANKS	$11,368	$14,545

FEDERAL FUNDS SOLD / SHORT TERM INVESTMENTS	—	—
Total cash and cash equivalents	11,368	14,545

INVESTMENT SECURITIES
Investment securities available for sale, at fair value	94,724	80,161
Investment securities held to maturity (fair value of $127,157 and $148,476 at December 31, 2015 and 2014, respectively)	123,261	143,638
Total securities	217,985	223,799

LOANS HELD FOR SALE	5,997	8,372

LOANS	682,121	654,297
Less- Allowance for loan losses	(7,560)	(6,925)
Net loans	674,561	647,372
PREMISES AND EQUIPMENT, net	11,109	11,373

ACCRUED INTEREST RECEIVABLE	2,853	3,096

BANK-OWNED LIFE INSURANCE	21,583	21,218

OTHER REAL ESTATE OWNED	966	5,710

GOODWILL AND INTANGIBLE ASSETS	13,284	13,711

OTHER ASSETS	8,285	7,583
Total assets	$967,991	$956,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$159,918	$162,281
Interest bearing	626,839	655,480
Total deposits	786,757	817,761

BORROWINGS	58,896	25,107
REDEEMABLE SUBORDINATED DEBENTURES	18,557	18,557
ACCRUED INTEREST PAYABLE	846	907
ACCRUED EXPENSES AND OTHER LIABILITIES	6,975	7,337
Total liabilities	872,031	869,669

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 7,575,492 and 7,165,084 shares issued and 7,545,684 and 7,134,174 shares outstanding as of December 31, 2015 and 2014, respectively	70,845	61,448
Retained earnings	25,589	25,730
Treasury Stock 29,808 shares and, 30,910 shares at December 31, 2015 and 2014, respectively	(344)	(316)
Accumulated other comprehensive (loss) income	(130)	248
Total shareholders’ equity	95,960	87,110
Total liabilities and shareholders’ equity	$967,991	$956,779

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015 and 2014
(Dollars in thousands, except per share data)

	2015	2014
INTEREST INCOME:
Loans, including fees	$35,597	$30,879
Securities:
Taxable	3,167	4,022
Tax-exempt	2,131	2,310
Federal funds sold and short-term investments	50	150
Total interest income	40,945	37,361
INTEREST EXPENSE:
Deposits	3,704	3,799
Borrowings	577	515
Redeemable subordinated debentures	355	344
Total interest expense	4,636	4,658

Net interest income	36,309	32,703

PROVISION FOR LOAN LOSSES	1,100	5,750
Net interest income after provision for loan losses	35,209	26,953
NON-INTEREST INCOME:
Service charges on deposit accounts	818	988
Loss on sales of securities available for sale	—	(1)
Gain on sales of loans, net	4,039	3,103
Income on Bank-owned life insurance	558	564
Other income	1,857	2,160
Total other income	7,272	6,814
NON-INTEREST EXPENSES:
Salaries and employee benefits	17,232	16,117
Occupancy expense	3,461	3,355
Data processing expenses	1,211	1,264
FDIC insurance expense	660	715
Other real estate owned expenses	1,542	236
Merger-related expenses	—	1,532
Other operating expenses	5,649	5,119
Total other expenses	29,755	28,338
Income before income taxes	12,726	5,429
INCOME TAXES	4,062	1,073
Net income	$8,664	$4,356
NET INCOME PER COMMON SHARE
Basic	$1.10	$0.56
Diluted	$1.07	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,901,278	7,735,303
Diluted	8,075,752	7,879,186

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015 and 2014
(Dollars in thousands)

	2015	2014
Net income	$8,664	$4,356

Other comprehensive (loss) income, net of tax

Unrealized (losses) gains on securities available for sale	(224)	3,418
Tax effect	38	(1,210)
Net of tax amount	(186)	2,208

Reclassification adjustment for realized loss included in income (1)	—	1
Tax effect (2)	—	—
Net of tax amount	—	1

Pension liability	(53)	488
Tax effect	21	(195)
Net of tax amount	(32)	293

Reclassification adjustment for actuarial gains included in income (3)	(266)	(10)
Tax effect (2)	106	4
Net of tax amount	(160)	(6)

Total other comprehensive (loss) income	(378)	2,496

Comprehensive income	$8,286	$6,852

(1)	Included in loss on sales of securities available for sale

(2)	Included in income taxes

(3)	Included in salaries and employee benefits expense

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015 and 2014
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
BALANCE, January 1, 2014	$49,403	$21,374	$(172)	$(2,248)	$68,357

Exercise of stock options and issuance of restricted shares under employee benefit programs	299				299

Share-based compensation	585				585

Acquisition of Rumson Fair Haven Bank and Trust Company (1,019,223 shares)	11,161				11,161

Treasury stock purchased, net (14,072 shares)			(144)		(144)

Net Income for the year ended December 31, 2014		4,356			4,356

Other comprehensive income				2,496	2,496
BALANCE, December 31, 2014	$61,448	$25,730	$(316)	$248	$87,110

BALANCE, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110

Exercise of stock options and issuance of restricted shares under employee benefit programs (33,800 shares issued from Treasury Stock)	(39)		331		292

Share-based compensation	631				631

5% Stock dividends declared February and December 2015 (737,448 shares)	8,805	(8,805)			—

Treasury stock purchased, net (31,050 shares)			(359)		(359)

Net Income for the year ended December 31, 2015		8,664			8,664

Other comprehensive (loss)				(378)	(378)
BALANCE, December 31, 2015	$70,845	$25,589	$(344)	$(130)	$95,960

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(Dollars in thousands)

	2015	2014
OPERATING ACTIVITIES:
Net income	$8,664	$4,356
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	1,100	5,750
Provision for loss on other real estate owned	382	112
Depreciation and amortization	2,388	1,734
Net amortization of premiums and discounts on securities	810	1,127
Loss on sales of securities available for sale	—	1
Loss (gains) on sales of other real estate owned	692	(43)
Gains on sales of loans held for sale	(4,039)	(3,103)
Originations of loans held for sale	(134,073)	(114,752)
Proceeds from sales of loans held for sale	140,486	120,407
Income on bank-owned life insurance	(558)	(564)
Share-based compensation expense	631	585
Deferred tax expense (benefit)	159	(143)
Decrease (increase) in accrued interest receivable	243	(553)
(Increase) decrease in other assets	(1,812)	620
(Decrease) increase in accrued interest payable	(61)	24
(Decrease) increase in accrued expense and other liabilities	(362)	1,362

Net cash provided by operating activities	14,650	16,920

INVESTING ACTIVITIES:

Purchases of securities -
Available for sale	(34,109)	—
Held to maturity	(15,599)	(18,424)
Proceeds from maturities and repayments of securities -
Available for sale	18,783	23,606
Held to maturity	35,705	27,238
Proceeds from sales of securities available for sale	—	28,113
Net (increase) in loans	(30,646)	(147,363)
Capital expenditures	(706)	(493)
Net cash received in the acquisition	—	21,375
Proceeds from sales of other real estate owned	6,027	287

Net cash used in investing activities	(20,545)	(65,661)
FINANCING ACTIVITIES:
Exercise of stock options and issuance of restricted shares	292	299
Purchase of treasury stock	(359)	(144)
Net decrease in demand, savings and time deposits	(31,004)	(10,275)
Net increase in borrowings	33,789	4,128

Net cash provided by (used in) financing activities	2,718	(5,992)
Decrease in cash and cash equivalents	(3,177)	(54,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,545	69,278

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,368	$14,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$4,697	$4,634
Income taxes	4,170	784
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	2,357	3,995

Acquisition of Rumson Fair Haven Bank
Non-cash assets acquired:
Investment securities available for sale	—	30,024
Loans	—	143,714
Goodwill	—	8,089
Core deposit intangible	—	1,189
Bank-owned life insurance, premises and equipment and other assets	—	8,122
	—	191,138

Liabilities assumed:
Deposits	—	189,490
Advances from FHLB	—	11,030
Other liabilities	—	832
	—	201,352
Common stock issued for acquisition	—	11,161

The accompanying notes are an integral part of these financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is parent to 1st Constitution Bank (the “Bank”), a state chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2015, eighteen additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Princeton, Rumson, Fair Haven, Asbury Park, Shrewsbury and Little Silver, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

The Company paid a 5% common stock dividend on April 7, 2015 and declared a 5% common stock dividend on December 18, 2015 that was paid on February 1, 2016. As appropriate, common shares and per common share data presented in the consolidated financial statements and the accompanying notes below have been adjusted to reflect the common stock dividends.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2015, 49.4% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 37.9% of the portfolio consists of municipal bonds.  The remaining 12.7% of our investment securities consisted primarily of corporate debt issues and restricted stock of the Federal Home Loan Bank ("FHLB") of New York.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Investment Securities

Investment Securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment Securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value, except for restricted stock of the FHLB of New York which is carried at cost.  Unrealized gains and losses on such securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized on a trade date basis.

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

Other-than-temporary impairments ("OTTI") on all equity securities and on debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of sale for a debt security apply, the OTTI is bifurcated into credit-related and noncredit-related components. Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related OTTI in earnings. Noncredit-related OTTI on debt securities are recognized in OCI.  For held to maturity debt securities, the amount of any OTTI recorded in OCI is amortized prospectively over the remaining lives of the securities based on the timing of future estimated cash flows related to those securities.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments.

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York, while included in investment securities available for sale, is carried at cost.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2015.

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

Loans and Loans Held For Sale

Loans that management intends to hold to maturity are stated at the principal amount outstanding, net of unearned income.  Unearned income is recognized over the lives of the respective loans, principally using the effective interest method.  Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations.  When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired.  Smaller balance homogeneous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are generally excluded from consideration for impairment.  Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying fair value of collateral for collateral dependent loans.  When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured.  Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible.

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

The Bank accounts for its transfers and servicing of financial assets in accordance with ASC Topic 860, “Transfers and Servicing” ("ASC Topic 860").  The Bank originates residential mortgages under a definitive plan to sell those loans with servicing generally released.  Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Bank also originates commercial loans of which a portion are guaranteed by the SBA. The guaranteed portion of the loans is generally sold into the secondary market. Gains and losses on sales are also accounted for in accordance with ASC Topic 860.

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

The market value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments.  Rate lock commitments and related derivative instruments were not deemed to be significant at December 31, 2015 and 2014 and therefore, not recorded on the balance sheet at December 31, 2015 and 2014.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Bank had standby letters of credit for customers aggregating $2.1 million and $2.6 million at December 31, 2015 and 2014, respectively.  These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2015.  The amount of the liability related to guarantees under standby letters of credit issued was not material as of December 31, 2015 and 2014.

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

The following is our charge-off policy for our loan segments:

Commercial, Commercial Real Estate and Construction

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

The Company accounts for impairment of long lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long lived assets at December 31, 2015 and 2014.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2015 and 2014 and has not recognized any liabilities for tax uncertainties as of December 31, 2015 and 2014. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2015 and 2014. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2015, 2014, 2013 and 2012.

Other Real Estate Owned ("OREO")

OREO obtained through loan foreclosures or the receipt of deeds-in-lieu of foreclosure is recorded at the fair value of the related property, as determined by current appraisals less estimated costs to sell at the initial transfer from the loan portfolio. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent realized, and losses on the disposition of these properties are reflected in current operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 9 – Goodwill and Intangible Assets for additional information.

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

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” the Company recognizes the unfunded status of these postretirement plans as a liability in its consolidated balance sheets and recognizes changes in that unfunded status in the year in which the changes occur through other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, Federal funds sold and short-term investments.  Generally, Federal funds are sold and short-term investments are made for a one or two-day period.

For purposes of the Consolidated Statements of Cash Flows, accounts affected by the Rumson acquisition are presented net of the assets and liabilities acquired. Assets and liabilities acquired are presented in the Supplemental Disclosures of Cash Flow Information.

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

Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of dilutive common stock warrants and common stock options using the treasury stock method.

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

(Dollars in thousands except per share data)	Year Ended December 31, 2015
	Net Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$8,664	7,901,278	$1.10

Effect of dilutive securities:
Stock options and warrants		174,474

Diluted EPS:
Net income plus assumed conversion	$8,664	8,075,752	$1.07

	Year Ended December 31, 2014
	Net Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$4,356	7,735,303	$0.56

Effect of dilutive securities:
Stock options and warrants		143,883

Diluted EPS:
Net income plus assumed conversion	$4,356	7,879,186	$0.55

For the years ended December 31, 2015 and 2014, 25,182 and 63,926 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

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

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2015 and 2014.

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

The Company’s Community Banking segment consists of construction, commercial, retail and mortgage banking operations.  The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company.  Construction, commercial, retail and mortgage banking lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate, liquidity and credit risk as a single unit.

Recent Accounting Pronouncements

ASU Update 2016-02: Leases

In February 2016, the FASB issued ASU 2016-02 "Leases." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

ASU Update 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance in the ASU, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

ASU Update 2015-16 Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," to require adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and for all other entities for fiscal years beginning after December 31, 2015 and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to measurement-period adjustments that occur after the effective date of this update. The Company does not expect that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company does not anticipate a material impact on the Company's consolidated financial statements related to this guidance.

ASU 2014-12 Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FAS Emerging Issues Task Force).
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period," which requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

The merger was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values as of the acquisition date. Rumsons' results of operations have been included in the Company’s Consolidated Statements of Income since February 7, 2014.

The following table summarizes the final fair value of the acquired assets and liabilities.

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$11,161
Cash payment	14,770
Total consideration paid	25,931
Recognized amounts of identifiable assets and liabilities assumed at fair value:
Cash and cash equivalents	36,145
Securities available for sale	30,024
Loans	143,714
Premises and equipment, net	1,913
Identifiable intangible assets	1,189
Bank-owned life insurance	4,471
Accrued interest receivable and other assets	1,738
Deposits	(189,490)
Borrowings	(11,030)
Other liabilities	(832)
Total identifiable assets	17,842
Goodwill	8,089

3.           Investment Securities

Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Available for sale-
U.S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations- GSE	8,255	68	(36)	8,287
Residential mortgage backed securities – GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities – single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
Restricted stock	3,302	—	—	3,302
	$94,521	$1,039	$(836)	$94,724

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$13,630	$—	$13,630	$404	$—	$14,034
Residential mortgage backed securities - GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135		61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$1,538	$—	$(14)	$1,524
Residential collateralized mortgage obligations - GSE	4,455	101	(23)	4,533
Residential mortgage backed securities – GSE	27,089	825	(143)	27,771
Obligations of state and political subdivisions	21,733	299	(329)	21,703
Trust preferred debt securities – single issuer	2,472	—	(403)	2,069
Corporate debt securities	19,397	152	(28)	19,521
Other debt securities	1,290	1	(11)	1,280
Restricted stock	1,760	—	—	1,760
	$79,734	$1,378	$(951)	$80,161

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$19,304	$—	$19,304	$700	$—	$20,004
Residential mortgage backed securities - GSE	56,528	—	56,528	1,563	(36)	58,055
Obligations of state and political subdivisions	66,887	—	66,887	2,297	(92)	69,092
Trust preferred debt securities - pooled	657	(501)	156	405	—	561
Other debt securities	763	—	763	1	—	764

	$144,139	$(501)	$143,638	$4,966	$(128)	$148,476

At December 31, 2015 and December 31, 2014, $69.8 million and $101.6 million of investment securities, respectively, were pledged to collateralize borrowings from the FHLB and municipal deposits under the State of New Jersey Governmental Unit Deposit Protection Act ("GUDPA").

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Restricted stock is included in “Available for sale - Due in one year or less.”

(Dollars in thousands)	December 31, 2015
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$10,788	$10,807	2.54%
Due after one year through five years	17,911	17,863	1.82%
Due after five years through ten years	31,137	31,360	2.43%
Due after ten years	34,685	34,694	3.23%
Total	$94,521	$94,724	2.62%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$17,040	$17,051	0.74%
Due after one year through five years	14,935	15,448	4.06%
Due after five years through ten years	30,657	31,898	3.50%
Due after ten years	60,629	62,760	3.45%
Total	$123,261	$127,157	3.18%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 are as follows:

2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	3	$5,481	$(42)	—	—	$5,481	$(42)

Residential collateralized mortgage obligations - GSE	2	5,894	(36)	—	—	5,894	(36)

Residential mortgage backed securities - GSE	19	20,911	(175)	3,980	(56)	24,891	(231)

Obligations of state and political subdivisions	32	2,760	(19)	6,465	(49)	9,225	(68)

Trust preferred debt securities -single issuer	4	—	—	2,136	(338)	2,136	(338)

Corporate debt securities	4	9,214	(153)	—	—	9,214	(153)

Other debt securities	3	586	(11)	1,025	(28)	1,611	(39)

Total temporarily impaired securities	67	$44,846	$(436)	$13,606	$(471)	$58,452	$(907)

2014		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored corporations and agencies	1	$1,524	$(14)	—	—	$1,524	$(14)

Residential collateralized mortgage obligations-GSE	1	1,025	(23)	—	—	1,025	(23)

Residential mortgage backed securities - GSE	16	755	—	15,441	(179)	16,196	(179)

Obligations of state and political subdivisions	57	2,491	(23)	15,621	(398)	18,112	(421)

Trust preferred debt securities – single issuer	4	—	—	2,068	(403)	2,068	(403)

Corporate debt securities	7	6,259	(5)	1,017	(23)	7,276	(28)

Other debt securities	2	985	(6)	86	(5)	1,071	(11)

Total temporarily impaired securities	88	$13,039	$(71)	$34,233	$(1,008)	$47,272	$(1,079)

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

Residential collateralized mortgage obligations and residential mortgage backed securities: The unrealized losses on investments in residential collateralized mortgage obligations and residential mortgage backed securities were caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuer, primarily government or government sponsored agencies. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than temporarily impaired.

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

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2015, management concluded that no additional other than temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

4.           Loans and Loans Held for Sale

Loans are as follows:

(Dollars in thousands)	2015	2014
Commercial business	$99,277	$110,771
Commercial real estate	207,250	198,211
Mortgage warehouse lines	216,572	179,172
Construction loans	93,745	95,627
Residential real estate loans	40,744	46,446
Loans to individuals	23,074	23,156
All other loans	233	199
Gross Loans	680,895	653,582
Deferred loan costs	1,226	715
	$682,121	$654,297

The Bank’s lending focus and business is concentrated primarily in New Jersey, particularly Middlesex, Mercer, Monmouth and Somerset Counties and the Fort Lee area of Bergen County.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $6.0 million at December 31, 2015 and $8.4 million at December 31, 2014.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2015 and 2014 were residential mortgage loans that the Bank intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period.  The fair value of related derivatives of interest rate lock commitments and forward sales of closed loans were not significant at December 31, 2015 and 2014.

5.           Allowance for Loan Losses and Credit Quality Disclosures

The Company’s primary lending emphasis is the origination of commercial and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at December 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Nonaccrual Loans
Commercial
Construction Loans	$—	$—	$—	$—	$93,745	$93,745	$—	$—
Commercial Business	530	5	186	721	98,556	99,277	—	304
Commercial Real Estate	789	—	3,996	4,785	202,465	207,250	—	4,321
Mortgage Warehouse Lines	—	—	—	—	216,572	216,572	—	—

Residential Real Estate Loans	—	166	1,132	1,298	39,446	40,744	—	1,132

Loans to Individuals	400	—	263	663	22,411	23,074	—	263
Other	—	—	—	—	233	233	—	—

Deferred Loan Fees and Costs, Net	—	—	—	—	1,226	1,226	—	—

Total	$1,719	$171	$5,577	$7,467	$674,654	$682,121	$—	$6,020

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan.  Accordingly, loans acquired with evidence of deteriorated credit quality in the amount of $489,000 at December 31, 2015 were not classified as non-performing loans due to the accretion of income based on expected cash flows.

The following table provides an aging of the loan portfolio by loan class at December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Nonaccrual Loans
Commercial
Construction Loans	$—	$—	$—	$—	$95,627	$95,627	$—	$—
Commercial Business	1,823	51	492	2,366	108,405	110,771	—	464
Commercial Real Estate	3,988	—	2,772	6,760	191,451	198,211	—	2,435
Mortgage Warehouse Lines	—	—	—	—	179,172	179,172	—	—
Residential Real Estate Loans	—	—	1,668	1,668	44,778	46,446	317	1,361
Consumer
Loans to Individuals	4	—	263	267	22,889	23,156	—	263
Other	—	—	—	—	199	199	—	—
Deferred Loan Fees and Costs, Net	—	—	—	—	715	715	—	—

Total	$5,815	$51	$5,195	$11,061	$643,236	$654,297	$317	$4,523

Additional income before taxes amounting to $579,000 and $568,000 would have been recognized in 2015 and 2014, respectively, if interest on all loans had been recorded based upon original contract terms.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with generally accepted accounting principles (GAAP) and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows ASC Topic 310.  The second major component estimates losses under ASC Topic 450, which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve, and an unallocated portion.

When analyzing groups of loans under ASC Topic 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

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

Mortgage Warehouse Lines of Credit

The Company’s mortgage warehouse lending operations provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold into the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment.

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

Internal Risk Rating of Loans

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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds and management succession is in place.  Sources of raw materials and for service companies, the source of revenue is abundant.  Future needs have been planned for.  Character and management ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.

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

4.  Special Mention - A "special mention" loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in derterioration of the repayment prospects for the loan or in the Bank's credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

5.  Substandard - A "substandard" loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

6.  Doubtful - A loan classified "doubtful" has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desireable to defer writing off this basically worthless loan even though partial recovery may be affected in the future.

The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2015:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,558	$90,856	$191,754	$216,572	$39,878
Special Mention	187	7,768	9,311	—	260
Substandard	—	653	6,185	—	606
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$93,745	$99,277	$207,250	$216,572	$40,744

(Dollars in thousands)
Consumer Credit Exposure -By Payment Activity	Loans to Individuals	Other

Performing	$22,811	$233
Nonperforming	263	—
Total	$23,074	$233

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2014:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,391	$103,107	$178,701	$179,172	$44,768
Special Mention	236	6,711	12,052	—	95
Substandard	—	792	7,458	—	1,583
Doubtful	—	161	—	—	—
Loss	—	—	—	—	—
Total	$95,627	$110,771	$198,211	$179,172	$46,446

(Dollars in thousands)
Consumer Credit Exposure - By Payment Activity	Loans to Individuals	Other

Performing	$22,893	$199
Nonperforming	263	—
Total	$23,156	$199

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at December 31, 2015 and 2014, respectively.

Allowance for Loan Losses as of and for the year ended December 31, 2015
(Dollars in thousands)		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Beginning balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925
Provision charged to operations	(190)	347	1,010	(30)	91	(13)	(1)	(114)	—	1,100
Loans charged off	—	(116)	(361)	—	—	(13)	(1)	—	—	(491)
Recoveries of loans charged off	—	13	7	—	—	6		—	—	26
Ending balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Individually evaluated for impairment	$—	$68	$125	$—	$69	$—	$—	$—	$—	$262
Loans acquired with deteriorated credit quality	—	—	64	—	—	—	—	—	—	64
Collectively evaluated for impairment	1,025	1,937	2,860	866	219	109	—	218	—	7,234
Ending Balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Loans receivables:
Loans acquired with deteriorated credit quality	$—	$241	$1,359	$—	$—	$—	$—	$—	$—	$1,600
Individually evaluated for impairment	494	458	4,833	—	1,132	263	—	—	—	7,180
Collectively evaluated for impairment	93,251	98,578	201,058	216,572	39,612	22,811	233	—	1,226	673,341
Ending Balance	$93,745	$99,277	$207,250	$216,572	$40,744	$23,074	$233	$—	$1,226	$682,121

Allowance for Loan Losses as of and for the year ended December 31, 2014
(Dollars in thousands)		Commercial	Commercial	Mortgage	Residential	Loans to			Deferred	Total
	Construction	Business	Real Estate	Warehouse	Real Estate	Individuals	Other	Unallocated	Fees
Allowance for loan losses:
Beginning balance	$1,205	$1,272	$3,022	$585	$165	$109	$2	$679	$—	$7,039
Provision charged to operations	10	4,794	914	311	47	20	1	(347)	—	5,750
Loans charged off	—	(4,324)	(1,582)	—	(15)	—	(1)	—	—	(5,922)
Recoveries of loans charged off	—	19	39	—	—	—		—	—	58
Ending balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925

Individually evaluated for impairment	$—	$122	$593	$—	$—	$26	$—	$—	$—	$741
Collectively evaluated for impairment	1,215	1,639	1,800	896	197	103	2	332	—	6,184
Ending Balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925

Loans receivables:
Loans acquired with deteriorated credit quality	$—	$320	$1,705	$—	$—	$—	$—	$—	$—	$2,025
Individually evaluated for impairment	450	612	5,762	—	1,361	263	—	—	—	8,448
Collectively evaluated for impairment	95,177	109,839	190,744	179,172	45,085	22,893	199	—	715	643,824
Ending Balance	$95,627	$110,771	$198,211	$179,172	$46,446	$23,156	$199	$—	$715	$654,297

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

Impaired Loans Receivables (By Class) - December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2015 Average Recorded Investment	Year to Date 2015 Interest Income Recognized
(Dollars in thousands)
With no related allowance:
Construction	$494	$494	—	$477	$27
Commercial Business	488	847	—	492	23
Commercial Real Estate	2,417	2,683	—	2,998	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,399	4,024	—	3,967	144

Residential Real Estate	831	831	—	981	—

Consumer
Loans to Individuals	263	280	—	88	—
Other	—	—	—	—	—
Subtotal	263	280	—	88	—

Subtotal with no related allowance	4,493	5,135	—	5,036	144

With an allowance:
Commercial
Construction	—	—	—	—	—
Commercial Business	211	237	68	307	5
Commercial Real Estate	3,775	3,788	189	4,200	154
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,986	4,025	257	4,507	159

Residential Real Estate	301	316	69	100	—
Consumer
Loans to Individuals	—	—	—	175	—
Other	—	—	—	—	—
Subtotal	—	—	—	175	—

Subtotal with an allowance	4,287	4,025	326	4,782	159

Total:
Construction	494	494	—	477	27
Commercial Business	699	1,084	68	799	28
Commercial Real Estate	6,192	6,471	189	7,198	248
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,132	1,147	69	1,081	—
Consumer	263	280	—	263	—
Total	$8,780	$9,476	$326	$9,818	$303

Impaired Loans Receivables (By Class) - December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2014 Average Recorded Investment	Year to Date 2014 Interest Income Recognized
(Dollars in thousands)
With no related allowance:
Commercial
Construction	$450	$450	—	$329	$18
Commercial Business	558	1,145	—	586	20
Commercial Real Estate	4,058	4,344	—	4,144	139
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	5,066	5,939	—	5,059	177

Residential Real Estate	1,361	1,376	—	1,410	—

Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—

Subtotal with no related allowance	6,427	7,315	—	6,469	177

With an allowance:

Commercial
Construction	—	—	—	—	—
Commercial Business	374	374	122	531	3
Commercial Real Estate	3,409	3,409	593	3,439	214
Mortgage Warehouse Lines	—	—	—	—	—

Subtotal	3,783	3,783	715	3,970	217

Residential Real Estate	—	—	—	—	—
Consumer
Loans to Individuals	263	263	26	251	—
Other	—	—	—	—	—
Subtotal	263	263	26	251	—

Subtotal with an allowance	4,046	4,046	741	6,404	217

Total:
Construction	450	450	—	329	18
Commercial Business	932	1,519	122	1,117	23
Commercial Real Estate	7,467	7,753	593	7,583	353
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,361	1,376	—	1,410	—
Consumer	263	263	26	251	—
Total	$10,473	$11,361	$741	$10,690	$394

Purchased Credit-Impaired Loans

Purchased Credit-Impaired loans (“PCI”), are loans acquired at a discount that is due in part to credit quality.  In conjunction with the Rumson merger, loans totaling $2.6 million were deemed to be PCI at February 7, 2014.  PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents additional information regarding purchased credit impaired loans for the years ended December 31, 2015 and 2014:

(Dollars in thousands)
	Purchased Loans with Evidence of Credit Deterioration
	12/31/2015	12/31/2014
Outstanding balance	$1,964	$2,705
Carrying amount	$1,600	$2,024

  In 2015, an allowance for loan losses in the amount of $64,000 was recorded for one PCI loan.

The following table presents changes in accretable discount for purchased credit impaired loans for the years ended December 31, 2015 and 2014:

(Dollars in thousands)
	December 31, 2015	December 31, 2014
Balance at beginning of year	$135	$—
Acquisition of impaired loans	—	241
Accretion of discount	(62)	(106)
Balance at end of year	$73	$135

Non-accretable difference at end of year	$215	$546

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

	Periods ending December 31,
(Dollars in thousands)
	2016	$30
	2017	22
	2018	8
	Thereafter	13
	Total	$73

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

(Dollars in thousands)	December 31,
2015		2014
Number of loans	Recorded Investment	Number of loans	Recorded Investment
5	$1,008	1	$33

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

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2015 and 2014.

During 2015

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$288	$288
During 2014

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Business	3	$162	$162

There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2015 or December 31, 2014.

If the Bank determines that a borrower has suffered deterioration in their financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates, and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  All of the modifications employed by the Bank during 2015 and 2014 have resulted in lower amortization payments.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

6.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2015 and 2014 is as follows:

(Dollars in thousands)	December 31,
	2015	2014
Balance, beginning of year	$1,376	$1,587
Loans granted	16	206
Repayments of loans	(522)	(417)
Balance, end of year	$870	$1,376

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2015 and 2014.

Related party deposits were $9.0 million and $7.9 million at December 31, 2015 and 2014, respectively.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and associates on comparable terms as those prevailing from time to time for other non-affiliated vendors of the Company. For these transactions, the expenses are not significant to the operations of the Company.

7.           Premises and Equipment

Premises and equipment consist of the following:

		December 31,
(Dollars in thousands)	Estimated Useful Lives	2015	2014
Land		$1,798	$1,798
Building	40 years	8,083	8,281
Leasehold improvements	3 - 10 years	5,762	5,234
Furniture, fixtures and equipment	3 – 15 years	4,542	4,286
		20,185	19,599
Less: Accumulated depreciation		(9,076)	(8,226)
		$11,109	$11,373

Depreciation expense was $1.0 million and $1.1 for the years ended December 31, 2015 and 2014, respectively.

8.           Other Real Estate Owned (“OREO”)

Activity related to other real estate owned for the years ended December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015	2014
Balance, beginning of year	$5,710	$2,136
Transfers into real estate owned	2,357	3,995
Transfers to other assets	—	(66)
Sale of real estate owned	(6,027)	(243)
Loss on sale of real estate owned	(692)	—
Write-down of real estate owned	(382)	(112)
Balance, end of year	$966	$5,710

At December 31, 2015 OREO is comprised of one residential property.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

(Dollars in thousands)	2015	2014
Goodwill	$11,853	$11,853
Core deposits intangible	1,431	1,858
Total	$13,284	$13,711

Amortization expense of intangible assets was $428,000 and $456,000 for the years ended December 31, 2015 and 2014, respectively.

Scheduled amortization of the core deposits intangible is as follows:

(Dollars in thousands)
	2016	$406
	2017	384
	2018	305
	2019	110
	2020	88
	Thereafter	138
		$1,431

10.           Deposits

Deposits at December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	2015	2014
Non-interest bearing	$159,918	$162,281
Interest bearing	284,547	297,679
Savings	196,324	190,817
Certificates of deposit	145,968	166,984
	$786,757	$817,761

At December 31, 2015, certificates of deposit have contractual maturities as follows:

(Dollars in thousands)
	Year	Amount
	2016	$84,436
	2017	35,448
	2018	16,392
	2019	3,611
	2020	6,081
		$145,968

11.           Borrowings

The balance of borrowings was $58.9 million at December 31, 2015, consisting of three long-term FHLB advances totaling $20.3 million and overnight funds purchased of $38.6 million. The balance of borrowings was $25.1 million at December 31,

2014, consisting of three long-term FHLB advances of $20.7 million and overnight funds purchased of $4.4 million. These borrowings are primarily used to fund asset growth not supported by deposit generation.

Two long-term FHLB fixed rate convertible advances were assumed by the Bank as a result of the Rumson merger. These two advances total $10.0 million and bear interest at an average rate of 4.50%. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium is being amortized over the remaining term of the advances. The two advances had a combined carrying amount of $10.3 million at December 31, 2015. Both advances mature on December 14, 2016.

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

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II, a Delaware business trust and wholly owned subsidiary of the Company (“Trust II”), for the sole purpose of issuing $18 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18 million proceeds along with $557,000 invested in Trust II by the Company to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (2.16200% at December 31, 2015). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity after June 15, 2011. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2015	2014
Federal-
Current	$3,199	$894
Deferred	8	18
	3,207	912
State-
Current	704	322
Deferred	151	(161)
	855	161
	$4,062	$1,073

A comparison of income tax expense at the Federal statutory rate in 2015 and 2014 to the Company’s provision for income taxes is as follows:

(Dollars in thousands)	2015	2014
Federal income tax	$4,327	$1,846
Add (deduct) effect of:
State income taxes net of federal income tax effect	564	106
Tax-exempt interest income	(724)	(785)
Bank-owned life insurance	(203)	(192)
Other items, net	98	98
Provision for income taxes	$4,062	$1,073

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	2015	2014
Deferred tax assets (liabilities):
Write-downs and expenses of OREO	$—	$145
Allowance for loan losses	3,020	2,766
Unrealized gain on securities available for sale	(113)	(151)
Supplemental executive retirement plan liability	2,060	2,003
Other than temporary impairment loss	170	170
Depreciation	482	367
Nonaccrual interest	231	227
Pension liability	(75)	(202)
Other	324	500
Acquisition accounting adjustments	441	709
Net deferred tax assets, included in other assets	$6,540	$6,534

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

14.           Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income (loss) that are included in shareholders' equity and the related tax effects are as follows:

Year ended December 31, 2015:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding gains on available for sale securities	$203	$(113)	$90
Reclassification adjustment for (gains)losses realized in income	—	—	—
Other comprehensive gain on securities available for sale	203	(113)	90
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	452	(181)	271
Reclassification adjustment for (gains) realized in income	(266)	106	(160)
Other comprehensive gain from plan actuarial gains	186	(75)	111
Accumulated other comprehensive (loss)	$(112)	$(18)	$(130)

Year ended December 31, 2014:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding gains on available for sale securities	$426	$(151)	$275
Reclassification adjustment for loss realized in income	1	—	1
Other comprehensive gain on securities available for sale	427	(151)	276
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	515	(206)	309
Reclassification adjustment for (gains) realized in income	(10)	4	(6)
Other comprehensive gain from plan actuarial gains	505	(202)	303
Accumulated other comprehensive income	$431	$(183)	$248

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(Dollars in thousands)	Unrealized Holding (Losses) Gains on Available for Sale Securities	Unrealized Impairment Loss On Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$(1,933)	$(331)	$16	$(2,248)
Other comprehensive income (loss) before reclassifications	2,208	—	293	2,501
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	(6)	(5)
Other comprehensive income (loss)	2,209	—	287	2,496
Balance, December 31, 2014	276	(331)	303	248
Other comprehensive income (loss) before reclassifications	(186)	—	(32)	(218)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(160)	(160)
Other comprehensive (loss)	(186)	—	(192)	(378)
Balance, December 31, 2015	$90	$(331)	$111	$(130)

15.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2015 and 2014, up to 6% of base compensation.  Employer contributions to the plan amounted to $274,000 in 2015 and $244,000 in 2014.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plans.  The present value of the benefits accrued under these plans as of December 31, 2015 and 2014 is approximately $5.2 million and $5.0 million, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense related to the supplemental executive retirement plan of $184,000 and $451,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2015 and 2014, respectively.

Bank-Owned Life Insurance

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies total approximately $21.6 million and $21.2 million as of December 31, 2015 and 2014, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plan.

(Dollars in thousands)	2015	2014
Change in Benefit Obligation
Beginning January 1	$4,511	$4,538
Service cost	267	262
Interest cost	183	199
Actuarial (gain) loss	53	(488)
Benefits paid	(43)	—
Ending December 31	$4,971	$4,511

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,971	$4,511
Net actuarial gain included in accumulated other comprehensive income	186	505
Prior service cost included in accumulated other comprehensive income	—	—
Net recognized pension liability	$5,157	$5,016

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,971	$4,511
Accumulated benefit obligation	4,699	4,092

Components of Net Periodic Benefit Cost	2015	2014
Service cost	$267	$262
Interest cost	183	199
Amortization of prior service cost	—	—
Recognized net actuarial gain	(266)	(10)
Net periodic benefit expense	$184	$451

The net periodic benefit cost is projected to be $243,000 and actuarial gains of $103,000 are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense for the year ending December 31, 2016.

Weighted-Average Assumptions, December 31	2015	2014
Discount Rate	4.0%	4.9%
Salary Scale	4.0%	4.0%

	Projected Annual Benefit Payments*
(Dollars in thousands)	2016	$1,368
	2017	$4,245
	2018	$—
	2019	$—
	2020	$—
	2021-2025	$—

* Represents management’s expectation as of December 31, 2015 as to when such payments will be made.

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2015, there were 267,886 shares of common stock available for future grants under the Stock Plans, of which 221,686 shares are available for future grant under the 2013 Equity Incentive Plan and 46,200 shares are available for future grant under the 2015 Directors Stock Plan.

Stock-based compensation expense related to stock options was $41,000 and $69,000 for the years ended December 31, 2015 and 2014, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2015 and 2014 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	259,747	$7.99
Granted	12,899	10.00
Exercised	—	—
Forfeited	(8,711)	11.62
Expired	(17,055)	10.44
Outstanding at December 31, 2014	246,880	7.80	5.3	$607,000
Granted	13,892	10.10
Exercised	(43,639)	6.68
Forfeited	(27,788)	10.55
Expired	(11,751)	11.89
Outstanding at December 31, 2015	177,594	$7.41	5.2	$861,000

Exercisable at December 31, 2015	143,942	$8.80	4.7	$707,000

There were 43,639 options exercised in 2015. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2015 was $176,000. There were no options exercised in 2014.

The following table summarizes stock options outstanding and exercisable at December 31, 2015:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.92 to $6.21	59,845	5.8	$5.59	47,876	5.8	$6.15
$6.79 to $10.75	84,801	4.9	$7.37	75,024	4.6	$8.05
$11.51 to $13.77	32,948	4.9	$10.85	21,042	2.8	$12.95
	177,594	5.2	$7.41	143,942	4.7	$8.80

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Fair value of options granted	$3.86	$4.75
Risk-free rate of return	1.99%	1.65%
Expected option life in years	7	7
Expected volatility	30.66%	38.01%
Expected dividends (1)	—	—

(1)  To date, the Company has not paid cash dividends on its common stock.

As of December 31, 2015, there was approximately $64,600 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes the activity in nonvested restricted shares for the years ended December 31, 2015 and 2014:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
January 1, 2014	150,480	$5.98
Granted	70,450	10.17
Vested	(72,296)	7.01
Forfeited	—	—
Non-vested at December 31, 2014	148,634	7.16
Granted	70,515	10.66
Vested	(60,930)	8.99
Forfeited	(14,340)	8.61
Non-vested at December 31, 2015	143,879	$8.32

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $590,000 and $516,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, there was approximately $1.1 million of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

17.           Commitments and Contingencies

As of December 31, 2015, future minimum rental payments under non-cancelable operating leases are as follows:

(Dollars in thousands)	2016	$1,255
	2017	1,074
	2018	901
	2019	713
	2020	508
	Thereafter	2,050
		$6,501

Rent expense aggregated $1.5 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.

Commitments With Off-Balance Sheet Risk

The consolidated balance sheet does not reflect various commitments relating to financial instruments which are used in the normal course of business.  Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company’s financial condition.  These instruments include commitments to extend credit and letters of credit.  These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.  As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Bank generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments. Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $290.9 million and $297.1 million to its borrowers as of December 31, 2015 and December 31, 2014, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Bank could be required to make under these standby letters of credit amounted to $2.1 million at December 31, 2015 and $2.6 million at December 31, 2014.  The current amount of the liability as of December 31, 2015 and 2014 for guarantors under standby letters of credit is not material.

The Bank also enters into best efforts forward sales commitments to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These commitments are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales commitments was approximately $16.9 million at December 31, 2015 and $28.2 million at December 31, 2014.  Changes in fair value of the forward sales commitments, and the related loan origination commitments and closed loans, were not significant at December 31, 2015 and 2014.

Litigation

 The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Company’s financial condition or results of operations.

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Marketing	$282	$197
Equipment	839	870
Telephone	449	422
Regulatory, professional and other consulting fees	1,681	1,360
Amortization of intangible assets	428	456
Other expenses	1,970	1,814
	$5,649	$5,119

19.           Regulatory Capital Requirements
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (Leverage ratio, as defined).  As of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  As of December 31, 2015, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% (unchanged from current rules) and a Tier 1 leverage ratio of at least 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2015 and 2014 are as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Company
Common equity Tier 1 (CET1)	$83,994	10.03%	$37,628	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	$109,554	13.08%	$66,894	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	101,994	12.18%	50,170	>6%	N/A	N/A
Tier I Capital to Average Assets	101,994	10.80%	37,765	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$99,631	11.90%	$37,628	>4.5%	$54,431	≥6.5%
Total Capital to Risk Weighted Assets	$107,191	12.80%	$66,894	>8%	$83,739	≥10%
Tier I Capital to Risk Weighted Assets	99,631	11.90%	50,170	>6%	66,991	≥8%
Tier I Capital to Average Assets (Leverage)	99,631	10.55%	37,765	>4%	47,211	>5%

As of December 31, 2014
Company
Total Capital to Risk Weighted Assets	$98,309	12.28%	$64,045	>8%	N/A	N/A
Tier I Capital to Risk Weighted Assets	91,384	11.41%	32,023	>4%	N/A	N/A
Tier I Capital to Average Assets	91,384	9.53%	38,348	>4%	N/A	N/A
Bank
Total Capital to Risk Weighted Assets	$96,048	12.00%	$64,045	>8%	$80,056	>10%
Tier I Capital to Risk Weighted Assets	89,123	11.13%	32,023	>4%	48,034	>6%
Tier I Capital to Average Assets (Leverage)	89,123	9.30%	38,348	>4%	47,935	>5%

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

The Federal Reserve Board’s capital adequacy rules also limit a banking organization’s ability to pay dividends if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

In the event the Company defers payments on the junior subordinated debentures used to fund payments to be made pursuant to the terms of the Capital Securities, the Company would be unable to pay cash dividends on its common stock until the deferred payments are made.

20.           Shareholders’ Equity

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock dividends to holders of common stock since the issuance of the two warrants, 281,733 shares of common stock of the Company at a price of $6.39 per share.

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

On August 3, 2005, the Board of Directors of the Company authorized a common stock repurchase program that allowed for the repurchase of a limited number of the Company’s shares at management’s discretion on the open market.  The Company undertook this repurchase program in order to increase shareholder value. During the year ended December 31, 2015, the Company repurchased 31,050 shares for an aggregate price of approximately $359,000. During the year ended December 31, 2014, the Company repurchased 14,072 shares for an aggregate price of approximately $144,000.

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaces the repurchase program authorized on August 3, 2005.

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

Level 1.	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$—	$5,481	$—	$5,481
Residential collateralized mortgage obligations - GSE	—	8,287	—	8,287
Residential mortgage backed securities-GSE	—	32,635	—	32,635
Obligations of state and political subdivisions	—	21,436	—	21,436
Trust preferred debt securities - single issuer	—	2,136	—	2,136
Corporate debt securities	14,043	6,379	—	20,422
Other debt securities	—	971	54	1,025
Restricted stock	—	3,302	—	3,302
Total	$14,043	80,627	54	94,724

December 31, 2014:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S Government sponsored corporations (“GSE”) and agencies	$—	$1,524	$—	$1,524
Residential collateralized mortgage obligations - GSE	—	4,533	—	4,533
Residential mortgage backed securities – GSE	—	27,771	—	27,771
Obligations of state and political subdivisions	—	21,703	—	21,703
Trust preferred debt securities - single issuer	—	2,069	—	2,069
Corporate debt securities	—	19,521	—	19,521
Other debt securities	—	1,194	86	1,280
Restricted stock	—	1,760	—	1,760
Total	$—	80,075	86	80,161

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015:
Impaired loans	—	—	$3,960	$3,960
Other real estate owned	—	—	966	966

December 31, 2014:
Impaired loans	—	—	$3,883	$3,883
Other real estate owned	—	—	5,710	5,710

Impaired loans, measured at fair value and included in the above table, consisted of 9 loans having an aggregate balance of $4.3 million and specific loan loss allowances of $0.3 million at December 31, 2015 and 8 loans having an aggregate balance of $4.0 million and specific loan loss allowances of $0.7 million at December 31, 2014.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$3,960	Appraisal of collateral (1)	Appraisal adjustments (2)	11%-44% (29.6%)
Other real estate owned	$966	Appraisal of collateral (1)	Appraisal adjustments (2)	11%

December 31, 2014
Impaired loans	$3,883	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-17% (10.66%)
Other real estate owned	$5,710	Appraisal of collateral (1)	Appraisal adjustments (2)	0-39% (25.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of other real estate owned was determined using appraisals, which may be adjusted based on management’s review and changes in market conditions.

The following is a summary of fair value versus the carrying value of all the Company’s financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations are used.  Changes in assumptions could significantly affect these estimates.

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

The estimated fair values, and the recorded book balances, at December 31, 2015 and 2014 are as follows:

December 31, 2015
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$11,368	$11,368	—	—	$11,368
Securities available for sale	94,724	14,043	80,627	54	94,724
Securities held to maturity	123,261	—	127,157	—	127,157
Loans held for sale	5,997	—	6,115	—	6,115
Loans, net	674,561	—	—	688,279	688,279
Accrued interest receivable	2,853	—	2,853	—	2,853
Deposits	(786,757)	—	(786,594)	—	(786,594)
Borrowings	(58,896)	—	(59,347)	—	(59,347)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(846)	—	(846)	—	(846)

December 31, 2014
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$14,545	$14,545	—	—	$14,545
Securities available for sale	80,161	—	80,075	86	80,161
Securities held to maturity	143,638	—	148,476	—	148,476
Loans held for sale	8,372	—	8,500	—	8,500
Loans, net	647,372	—	—	656,153	656,153
Accrued interest receivable	3,096	—	3,096	—	3,096
Deposits	(817,761)	—	(818,265)	—	(818,265)
Borrowings	(25,107)	—	(25,838)	—	(25,838)
Redeemable subordinated debentures	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(907)	—	(907)	—	(907)

Loan commitments and standby letters of credit as of December 31, 2015 and 2014 are based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments, standby letters of credit, interest rate lock commitment mortgage servicing rights and forward sales commitments are nominal.

22.           Parent-only Financial Information

The condensed financial statements of 1st Constitution Bancorp (parent company only) are presented below:

1st CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Assets:
Cash	$77	$66
Investment securities available for sale, at fair value	557	557
Investment in subsidiaries	111,597	102,848
Other assets	2,286	2,196
Total Assets	$114,517	$105,667

Liabilities And Shareholders’ Equity
Subordinated debentures	$18,557	$18,557
Shareholders’ equity	95,960	87,110
Total Liabilities and Shareholders’ Equity	$114,517	$105,667

1st CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2015	2014
Income:
Interest	$11	$11
Total Income	11	11

Expense:
Interest	366	355
Total Expense	366	355

Loss before income taxes and equity in undistributed income of subsidiaries	(354)	(344)
Federal income tax benefit	(121)	(117)

Loss before equity in undistributed income of subsidiaries	(233)	(227)
Equity in undistributed income of subsidiaries	8,897	4,583
Net Income	8,664	4,356
Equity in other comprehensive (loss) income of subsidiaries	(378)	2,496
Comprehensive Income	$8,286	$6,852

1st CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year ended December 31,
	2015	2014
Operating Activities:
Net Income	$8,664	$4,356
Adjustments:
(Increase) decrease in other assets	(92)	27
Equity in undistributed income of subsidiaries	(8,897)	(4,583)
Net cash used in operating activities	(325)	(200)

Cash Flows From Investing Activities:
Investment in subsidiary	(186)	(460)
Net cash used in investing activities	(186)	(460)

Cash Flows From Financing Activities:
Issuance of common stock, net	550	815
Purchase of treasury stock, net	(28)	(144)
Net cash provided by financing activities	522	671

Net increase in cash	11	11
Cash at beginning of year	66	55
Cash at end of year	$77	$66
23.           Quarterly Financial Data (Unaudited)

The following sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2015 and 2014:

(Dollars in thousands, except per share data)	2015
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$9,861	$10,832	$10,565	$9,687
Interest expense	1,170	1,169	1,153	1,144
Net interest income	8,691	9,663	9,412	8,543
Provision for loan losses	500	100	—	500
Net interest income after provision
for loan losses	8,191	9,563	9,412	8,043
Non-interest income	1,620	1,427	1,988	2,237
Non-interest expense	7,437	7,380	7,973	6,965
Income before income taxes	2,374	3,610	3,427	3,315
Income taxes	747	1,148	1,112	1,055
Net income	$1,627	$2,462	$2,315	$2,260

Net income per common share (1):
Basic	$0.21	$0.31	$0.30	$0.29
Diluted	$0.20	$0.30	$0.29	$0.28

(1)
The sum of quarterly income per basic and diluted common share does not equal net income per basic and diluted common share for the year ended December 31, 2015 due to differences in the computation of weighted average basic and diluted common shares on a quarterly and annual basis.

(Dollars in thousands, except per share data)	2014
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$9,668	$10,133	$9,564	$7,996
Interest expense	1,187	1,186	1,186	1,099
Net interest income	8,481	8,947	8,378	6,897
Provision for loan losses	500	650	4,100	500
Net interest income after provision
For loan losses	7,981	8,297	4,278	6,397
Non-interest income	1,670	1,916	1,413	1,815
Non-interest expense	6,797	7,158	6,859	7,524
Income before income taxes	2,854	3,055	(1,168)	688
Income taxes	838	917	(728)	46
Net income (loss)	$2,016	$2,138	$(440)	$642

Net income (loss) per common share :
Basic	$0.26	$0.27	$(0.06)	$0.09
Diluted	$0.25	$0.27	$(0.06)	$0.09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 22, 2016	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 22, 2016
Robert F. Mangano	(Principal Executive Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 22, 2016
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 22, 2016
William M. Rue /s/ FRANK E. WALSH, III	Director	March 22, 2016
Frank E. Walsh, III /s/ JOHN P. COSTAS	Director	March 22, 2016
John P. Costas /s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 22, 2016
Stephen J. Gilhooly	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(i)(B)
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

3	(ii)(A)		By-laws, as amended, of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on October 22, 2007)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.3			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1		#
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

10.5		#	The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

10.6		#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.7		#
Form of Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.8		#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q  (SEC File No. 000-32891) filed with the SEC on August 8, 2005)

10.9
Amended and Restated Declaration of Trust of 1st Constitution Capital Trust II, dated as of June 15, 2006, among 1st Constitution Bancorp, as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.10
Indenture, dated as of June 15, 2006, between 1st Constitution Bancorp, as issuer, and the trustee named therein, relating to the Floating Rate Junior Subordinated Debt Securities due 2036 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.11
Guarantee Agreement, dated as of June 15, 2006, between 1st Constitution Bancorp and the guarantee trustee named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on June 16, 2006)

10.12	#
Amendment No. 2 to 1st Constitution Bancorp Supplemental Executive Retirement Plan, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on April 15, 2008)

10.13	#
1st Constitution Bancorp 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891)  filed with the SEC on December 28, 2006)

10.14	#
Amended and Restated Employment Agreement between the Company and Robert F. Mangano dated as of July 1, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on July 14, 2010)

10.15	#	1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to the Company's proxy statement filed with the SEC on April 11, 2013)

10.16	#*	Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan

10.17	#*	Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan

10.18
Agreement and Plan of Merger, dated as of August 14, 2013, by and between the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 15, 2013)

10.19
First Amendment to Agreement and Plan of Merger, dated September 19, 2013, by and among the Company, 1st Constitution Bank and Rumson-Fair Haven Bank & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed with the SEC on November 12, 2013)

10.20	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.21	#
Amendment to the Amended and Restated Employment Agreement, dated April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

10.22	#
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for it annual meeting of shareholders held on May 21, 2015 (SEC File No. 000-32891) filed with the SEC on April 14, 2015)

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