Form 10-Q
period 2016-03-31
1ST CONSTITUTION BANCORP
filed 2016-05-11
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2016, there were 7,942,202 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.
1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and Due From Banks	$14,810	$11,368
Federal Funds Sold/Short-Term Investments	—	—
Total cash and cash equivalents	14,810	11,368
Investment Securities:
Available for sale, at fair value	99,806	91,422
Held to maturity (fair value of $127,818 and $127,157 at March 31, 2016 and December 31, 2015, respectively)	123,010	123,261
Total investment securities	222,816	214,683

Loans Held for Sale	860	5,997
Loans	658,988	682,121
Less- Allowance for loan losses	(7,302)	(7,560)
Net loans	651,686	674,561

Premises and Equipment, Net	10,995	11,109
Accrued Interest Receivable	2,726	2,853
Bank-Owned Life Insurance	21,726	21,583
Other Real Estate Owned	1,144	966
Goodwill and Intangible Assets	13,180	13,284
Other Assets	9,033	11,587
Total assets	$948,976	$967,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$162,080	$159,918
Interest bearing	641,739	626,839
Total deposits	803,819	786,757

Borrowings	20,255	58,896
Redeemable Subordinated Debt	18,557	18,557
Accrued Interest Payable	883	846
Accrued Expenses and Other Liabilities	6,819	6,975
Total liabilities	850,333	872,031

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 7,972,461 and 7,575,492 shares issued and 7,939,163 and 7,545,684 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	71,015	70,845
Retained earnings	27,811	25,589
Treasury Stock, 33,298 shares and 29,808 shares at March 31, 2016 and December 31, 2015, respectively	(368)	(344)
Accumulated other comprehensive income (loss)	185	(130)
Total shareholders’ equity	98,643	95,960
Total liabilities and shareholders’ equity	$948,976	$967,991
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Loans, including fees	$8,308	$8,289
Securities:
Taxable	817	817
Tax-exempt	520	555
Federal funds sold and short-term investments	49	25
Total interest income	9,694	9,686

INTEREST EXPENSE:
Deposits	950	932
Borrowings	136	126
Redeemable subordinated debentures	99	86
Total interest expense	1,185	1,144

Net interest income	8,509	8,542
(CREDIT) PROVISION FOR LOAN LOSSES	(200)	500
Net interest income after (credit) provision for loan losses	8,709	8,042

NON-INTEREST INCOME:
Service charges on deposit accounts	197	239
Gain on sales of loans, net	903	1,292
Income on Bank-owned life insurance	144	134
Other income	350	464
Total non-interest income	1,594	2,129

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,316	4,186
Occupancy expense	988	1,110
Data processing expenses	313	319
FDIC insurance expense	118	190
Other real estate owned expenses	29	97
Other operating expenses	1,269	954
Total non-interest expenses	7,033	6,856

Income before income taxes	3,270	3,315
INCOME TAXES	1,048	1,055
Net income	$2,222	$2,260

NET INCOME PER COMMON SHARE:
Basic	$0.28	$0.29
Diluted	$0.27	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,939,366	7,877,175
Diluted	8,136,708	8,031,291
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$2,222	$2,260

Other comprehensive income (loss):

Unrealized holding gains on securities available for sale	519	147
Tax effect	(189)	(97)
Net of tax amount	330	50

Reclassification adjustment for actuarial (gains) for unfunded pension liability
Income (1)	(26)	(45)
Tax effect (2)	11	18
Net of tax amount	(15)	(27)

Total other comprehensive income	315	23

Comprehensive income	$2,537	$2,283
The accompanying notes are an integral part of these financial statements.

(1)Included in salaries and employee benefits expense on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110

Exercise of stock options (2,559 shares)	19	—	—	—	19
Share-based compensation	141	—	—	—	141

Treasury stock purchased (2,175 shares)	—	—	(23)	—	(23)

5% Stock dividend declared March 2015 (359,662 shares)	3,994	(3,994)	—	—	—

Net Income for the three months ended March 31, 2015	—	2,260	—	—	2,260

Other comprehensive income	—	—	—	23	23
Balance, March 31, 2015	$65,602	$23,996	$(339)	$271	$89,530

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960
Exercise of stock options	—	—	—	—	—

Share-based compensation	170	—	—	—	170

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Net income for the three months ended March 31, 2106	—	2,222	—	—	2,222

Other comprehensive income	—	—	—	315	315

Balance, March 31, 2016	$71,015	$27,811	$(368)	$185	$98,643
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,222	$2,260
Adjustments to reconcile net income to net cash provided by operating activities-
(Credit) Provision for loan losses	(200)	500
Depreciation and amortization	352	407
Net amortization of premiums and discounts on securities	222	256
Gains on sales of loans held for sale	(903)	(1,292)
Originations of loans held for sale	(18,824)	(34,262)
Proceeds from sales of loans held for sale	24,382	34,971
Income on Bank–owned life insurance	(144)	(134)
Share-based compensation expense	169	141
Decrease in accrued interest receivable	127	284
Decrease (Increase) in other assets	593	(3,044)
Increase in accrued interest payable	37	5
(Decrease) Increase in accrued expenses and other liabilities	(156)	364
Net cash provided by operating activities	7,877	456
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(11,849)	(6,374)
Held to maturity	(10,558)	(7,553)
Proceeds from maturities and prepayments of securities -
Available for sale	3,820	3,136
Held to maturity	10,751	9,241
Net redemption (purchase) of restricted stock	1,735	(697)
Net decrease (increase) in loans	23,415	(55,958)
Capital expenditures	(110)	(333)
Cost of improvement to OREO	(36)	—
Proceeds from sales of other real estate owned	—	—
Net cash provided by (used in) investing activities	17,168	(58,538)
FINANCING ACTIVITIES:
Exercise of stock options	—	19
Purchase of treasury stock	(24)	(23)
Net increase (decrease) in deposits	17,062	(7,302)
Net (decrease) increase in borrowings	(38,641)	62,611
Net cash (used in) provided by financing activities	(21,603)	55,305
Increase (Decrease) in cash and cash equivalents	3,442	(2,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,368	14,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,810	$11,768
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,148	$1,139
Income taxes	760	415
Non-cash items: Transfer of loans to other real estate owned	142	—
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
March 31, 2016
(Unaudited)
(1)   Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST  Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp., and 249 New York Avenue, LLC. 1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the SEC on March 22, 2016.
In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
On December 18, 2015, the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on January 14, 2016, which was paid on February 1, 2016.  As appropriate, common shares and per common share data presented in the consolidated financial statements and the accompanying notes below have been adjusted to reflect the common stock dividend.
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

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2016
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$2,222	7,939,366	$0.28
Effect of dilutive securities:
Stock options and warrants		197,342
Diluted EPS:
Net income plus assumed conversion	$2,222	8,136,708	$0.27

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,260	7,877,175	$0.29
Effect of dilutive securities:
Stock options and warrants		154,116
Diluted EPS:
Net income plus assumed conversion	$2,260	8,031,291	$0.28

For the three months ended March 31, 2016 and 2015, 20,585 and 73,290 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$5,522	$24	$—	$5,546
Residential collateralized mortgage obligations- GSE	7,840	91	—	7,931
Residential mortgage backed securities – GSE	36,741	738	(29)	37,450
Obligations of state and political subdivisions	20,991	496	(3)	21,484
Trust preferred debt securities – single issuer	2,475	—	(525)	1,950
Corporate debt securities	24,478	183	(227)	24,434
Other debt securities	1,037	—	(26)	1,011
	$99,084	$1,532	$(810)	$99,806

March 31, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	4,302	—	4,302	14	—	4,316
Residential collateralized mortgage obligations – GSE	15,522	—	15,522	495	(17)	16,000
Residential mortgage backed securities – GSE	45,841	—	45,841	1,560	—	47,401
Obligations of state and political subdivisions	56,608	—	56,608	2,473	(10)	59,071
Trust preferred debt securities-pooled	657	(501)	156	308	—	464
Other debt securities	581	—	581	—	(15)	566
	$123,511	$(501)	$123,010	$4,850	$(42)	$127,818

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations- GSE	8,255	68	(36)	8,287
Residential mortgage backed securities - GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities-single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
	$91,219	$1,039	$(836)	$91,422

December 31, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	13,630	—	13,630	404	—	14,034
Residential mortgage backed securities - GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157
Restricted stock is included in other assets at March 31, 2016 and December 31, 2015 and totaled $1.6 million and $3.3 million, respectively, and consisted of $1.5 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at March 31, 2016 and $3.2 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2015.

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	—	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations –GSE	1	2,911	(17)	—	—	2,911	(17)
Residential mortgage backed securities-GSE	5	1,030	(7)	3,255	(22)	4,285	(29)
Obligations of state and political subdivisions	9	2,210	(11)	852	(2)	3,062	(13)
Trust preferred debt securities- single issuer	4	—	—	2,475	(525)	2,475	(525)
Corporate debt securities	6	11,134	(225)	1,999	(2)	13,133	(227)
Other debt securities	3	540	(15)	1,011	(26)	1,551	(41)
Total temporarily impaired securities	28	$17,825	$(275)	$9,592	$(577)	$27,417	$(852)

December 31, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$5,481	$(42)	$—	$—	$5,481	$(42)
Residential collateralized mortgage obligations –GSE	2	5,894	(36)	—	—	5,894	(36)
Residential mortgage backed securities - GSE	19	20,911	(175)	3,980	(56)	24,891	(231)
Obligations of state and political subdivisions	32	2,760	(19)	6,465	(49)	9,225	(68)
Trust preferred debt securities- single issuer	4	—	—	2,136	(338)	2,136	(338)
Corporate debt securities	4	9,214	(153)	—	—	9,214	(153)
Other debt securities	3	586	(11)	1,025	(28)	1,611	(39)
Total temporarily impaired securities	67	$44,846	$(436)	$13,606	$(471)	$58,452	$(907)

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	March 31, 2016
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$7,383	$7,420	2.01%
Due after one year through five years	16,137	16,193	1.73%
Due after five years through ten years	41,527	42,345	2.61%
Due after ten years	34,037	33,848	3.04%
Total	$99,084	$99,806	2.57%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$13,772	$13,794	1.15%
Due after one year through five years	15,301	15,943	4.08%
Due after five years through ten years	29,723	31,264	3.72%
Due after ten years	64,214	66,817	3.30%
Total	$123,010	$127,818	3.27%

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
Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  One of the issuers continues to maintain an investment grade credit rating and neither has defaulted on interest payments.  The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and market concerns about the issuers’ credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.
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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of March 31, 2016, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at March 31, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$186	$—	$186	$93,588	$93,774	$—	$186
Commercial Business	335	471	280	1,086	103,875	104,961	—	393
Commercial Real Estate	1,953	—	3,061	5,014	197,774	202,788	—	3,384
Mortgage Warehouse Lines	—	—	—	—	192,740	192,740	—	—
Residential Real Estate	—	—	1,298	1,298	37,542	38,840	—	1,298
Consumer
Loans to Individuals	425	—	263	688	23,695	24,383	—	263
Other	—	—	—	—	215	215	—	—
Total loans	2,713	657	4,902	8,272	649,429	657,701	—	5,524
Deferred Loan Fees and Costs, Net	—	—	—	—	1,287	1,287	—	—
Total loans, net	$2,713	$657	$4,902	$8,272	$650,716	$658,988	$—	$5,524
The following table provides an aging of the loan portfolio by loan class at December 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$93,745	$93,745	$—	$—
Commercial Business	530	5	186	721	98,556	99,277	—	304
Commercial Real Estate	789	—	3,996	4,785	202,465	207,250	—	4,321
Mortgage Warehouse Lines	—	—	—	—	216,572	216,572	—	—
Residential Real Estate	—	166	1,132	1,298	39,446	40,744	—	1,132
Consumer
Loans to Individuals	400	—	263	663	22,411	23,074	—	263
Other	—	—	—	—	233	233	—	—
Total loans	1,719	171	5,577	7,467	673,428	680,895	—	6,020
Deferred Loan Fees and Costs, Net	—	—	—	—	1,226	1,226	—	—
Total loans, net	$1,719	$171	$5,577	$7,467	$674,654	$682,121	$—	$6,020
`

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the merger with Rumson-Fair Haven Bank and Trust Company ("Rumson")with evidence of deteriorated credit quality of $477,000 at March 31, 2016 and $489,000 at December 31, 2015 were not classified as non-performing loans.
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

5.  Substandard - A "substandard" loan is inadequately protected by the current sound net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table provides a breakdown of the loan portfolio by credit quality indictor at March 31, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,457	$97,586	$188,115	$192,740	$37,976
Special Mention	131	6,735	9,443	—	260
Substandard	186	640	5,230	—	604
Doubtful	—	—	—	—	—
Total	$93,774	$104,961	$202,788	$192,740	$38,840

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$24,120	$215
Nonperforming	263	—
Total	$24,383	$215
The following table provides a breakdown of the loan portfolio by credit quality indictor at December 31, 2015:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,558	$90,856	$191,754	$216,572	$39,878
Special Mention	187	7,768	9,311	—	260
Substandard	—	653	6,185	—	606
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$93,745	$99,277	$207,250	$216,572	$40,744

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,811	$233
Nonperforming	263	—
Total	$23,074	$233

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2016 and December 31, 2015:
Period-End Allowance for Loan Losses by Impairment Method as of March 31, 2016

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:

Individually evaluated for impairment	$—	$71	$145	$—	$—	$—	$—	$—	$—	$216
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	981	1,277	3,155	867	192	19	—	595	—	7,086
Ending Balance	$981	$1,348	$3,300	$867	$192	$19	$—	$595	$—	$7,302

Loans receivables:
Individually evaluated for impairment	317	426	4,096	—	1,298	263	—	—	—	6,400
Loans acquired with deteriorated credit quality	—	233	1,139	—	—	—	—	—	—	1,372
Collectively evaluated for impairment	93,457	104,302	197,553	192,740	37,542	24,120	215	—	1,287	651,216
Ending Balance	$93,774	$104,961	$202,788	$192,740	$38,840	$24,383	$215	$—	$1,287	$658,988
Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2015

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$68	$125	$—	$69	$—	$—	$—	$—	$262
Loans acquired with deteriorated credit quality	—	—	64	—	—	—	—	—	—	64
Collectively evaluated for impairment	1,025	1,937	2,860	866	219	109	—	218	—	7,234
Ending Balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Loans receivables:
Individually evaluated for impairment	$494	$458	$4,833	$—	$1,132	$263	$—	$—	$—	$7,180
Loans acquired with deteriorated credit quality	—	241	1,359	—	—	—	—	—	—	1,600
Collectively evaluated for impairment	93,251	98,578	201,058	216,572	39,612	22,811	233	—	1,226	673,341
Ending Balance	$93,745	$99,277	$207,250	$216,572	$40,744	$23,074	$233	$—	$1,226	$682,121

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2016 and 2015 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2015	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$7,560
Provision charged (credited) to operations	(44)	(657)	311	1	(96)	(92)	—	377	(200)
Loans charged off	—	—	(60)	—	—	—	—	—	(60)
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - March 31, 2016	$981	$1,348	$3,300	$867	$192	$19	$—	$595	$7,302

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged (credited) to operations	(98)	62	(4)	152	13	(13)	—	388	500
Loans charged off	—	(62)	—	—	—	—	—	—	(62)
Recoveries of loans charged off	—	—	—	—	—	1	—	—	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

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

Impaired Loans Receivables (By Class) – March 31, 2016

(Dollars in thousands)				Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$317	$317	$—	$193	$2
Commercial Business	449	610	—	420	4
Commercial Real Estate	1,427	1,427	—	1,840	25
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	2,193	2,354	—	2,453	31

Residential Real Estate	1,298	1,313	—	1,097	—

Consumer
Loans to Individuals	263	263	—	263	—
Other	—	—	—	—	—
Subtotal	263	263	—	263	—
With no allowance:	$3,754	$3,930	$—	$3,813	$31

With an allowance:
Construction	$—	$—	$—	$—	$—
Commercial Business	210	210	71	210	1
Commercial Real Estate	3,809	3,993	145	3,783	4
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	4,019	4,203	216	3,993	5

Residential Real Estate	—	—	—	200	—

Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	4,019	4,203	216	4,193	5
Total:
Construction	317	317	—	193	2
Commercial Business	659	820	71	630	4
Commercial Real Estate	5,235	5,420	145	5,623	30
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,298	1,313	—	1,298	—
Consumer	263	263	—	263	—
Total	$7,772	$8,133	$216	$8,007	$36

Impaired Loans Receivables (By Class) –December 31, 2015

(Dollars in thousands				For the year ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$494	$494	$—	$477	$27
Commercial Business	488	847	—	492	23
Commercial Real Estate	2,417	2,683	—	2,998	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,399	4,024	—	3,967	144

Residential Real Estate	831	831	—	981	—

Consumer
Loans to Individuals	263	280	—	88	—
Other	—	—	—	—	—
Subtotal	263	280	—	88	—
With no allowance	4,493	5,135	—	5,036	144
With an allowance:
Construction	—	—	—	—	—
Commercial Business	211	237	68	307	5
Commercial Real Estate	3,775	3,788	189	4,200	154
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,986	4,025	257	4,507	159

Residential Real Estate	301	316	69	100	—

Consumer
Loans to Individuals	—	—	—	175	—
Other	—	—	—	—	—
Subtotal	—	—	—	175	—
With an allowance	4,287	4,341	326	4,782	159

Total:
Construction	494	494	—	477	27
Commercial Business	699	1,084	68	799	28
Commercial Real Estate	6,192	6,471	189	7,198	248
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,132	1,147	69	1,081	—
Consumer	263	280	—	263	—
Total	$8,780	$9,476	$326	$9,818	$303

Impaired Loans Receivables (By Class)-March 31, 2015
(Dollars in thousands)	Three months ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$452	$6
Commercial Business	533	5
Commercial Real Estate	2,736	33
Mortgage Warehouse Lines	—	—
Subtotal	3,721	44

Residential Real Estate	1,361	—

Consumer
Loans to Individuals	—	—
Other	—	—
Subtotal	—	—
With no allowance:	5,082	44
With an allowance:
Construction	$—	$—
Commercial Business	371	1
Commercial Real Estate	4,725	71
Mortgage Warehouse Lines	—	—
Subtotal	5,096	72

Residential Real Estate	—	—

Consumer
Loans to Individuals	263	—
Other	—	—
Subtotal	263	—
With an allowance:	5,359	72
Total:
Construction	452	6
Commercial Business	904	6
Commercial Real Estate	7,461	104
Mortgage Warehouse Lines	—	—
Residential Real Estate	1,361	—
Consumer	263	—
Total	$10,441	$116

Purchased Credit-Impaired Loans
Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that is due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at March 31, 2016 and December 31, 2015:

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Outstanding balance	$1,710	$1,964
Carrying amount	$1,372	$1,600

Changes in accretable discount for purchased credit-impaired loans for the three months ended March 31, 2016 and March 31, 2015 were as follows:

	Three months ended March 31,
	2016	2015
(Dollars in thousands)
Balance at beginning of period	$73	$135
Acquisition of impaired loans	—	—
Accretion of discount	(21)	(20)
Balance at end of period	$52	$115
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure:

(Dollars in thousands)
	March 31,
	2016		2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	5	$1,008	4	$1,624
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
There were no loans modified that were TDRs during the three months ended March 31, 2016. For the year ended December 31, 2015, there was 1 loan with a recorded investment of $288,000 that was modified as a TDR.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three months ended March 31, 2016 and the year ended December 31, 2015.

(5) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 459,322 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options may have a term of not more than ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the closing price of the Company’s common stock on the date of grant or otherwise as provided for in the Company's Stock Plans.  The grant date fair value is calculated using the Black – Scholes option valuation model.
As of March 31, 2016, there were 239,665 shares of common stock available for future grants under the Stock Plans, of which 191,155 shares were available for future grants under the 2013 Equity Incentive Plan and 48,510 shares were available for future grant under the 2015 Directors Stock Plan.
Stock-based compensation expense related to options was $11,000 and $12,000 for the three months ended March 31, 2016 and 2015, respectively.
Transactions under the Stock Plans during the three months ended March 31, 2016 are summarized as follows:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2016	177,594	$7.41
Granted	11,655	11.98
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2016	189,249	$7.69	5.2	$932
Exercisable at March 31, 2016	169,372	$8.80	5.0	$839

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2016 are as follows:

January 2016

Fair value of options granted	$4.65
Risk-free rate of return	2.25%
Expected option life in years	7
Expected volatility	30.66%
Expected dividends (1)	—
(1)To date, the Company has not paid cash dividends on its common stock.
As of March 31, 2016, there was approximately $99,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over the next four years.

The following table summarizes the activity in non-vested restricted shares for the three months ended March 31, 2016:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2016	143,879	$8.32
Granted	34,150	11.98
Vested	(21,942)	10.22
Forfeited	—	—
Non-vested at March 31, 2016	156,087	$8.25
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period with compensation expense recognized on a straight-line basis.
Stock-based compensation expense related to stock grants was $159,000 and $129,000 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, there was approximately $1.4 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years from the date of grant.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies totaled approximately $21.7 million and $21.6 million at March 31, 2016 and December 31, 2015, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2016 and 2015 were as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Service cost	$49	$74
Interest cost	38	46
Actuarial gain recognized	(26)	(45)
	$61	$75

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
March 31, 2016
Unrealized holding gains on available-for-sale securities	$722	$(302)	$420
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	160	(64)	96
Accumulated other comprehensive income	$381	$(196)	$185

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
March 31, 2015
Unrealized holding gains on available-for-sale securities	$574	$(248)	$326
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	460	(184)	276
Accumulated other comprehensive income	$533	$(262)	$271

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Three Months Ended March 31, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income (loss) before reclassifications	330	—	—	330
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(15)	(15)
Other comprehensive income (loss)	330	—	(15)	315
Balance, end of period	$420	$(331)	$96	$185

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	50	—	—	50
Amounts reclassified from accumulated other comprehensive income (loss)		—	(27)	(27)
Other comprehensive income	50	—	(27)	23
Balance, end of period	$326	$(331)	$276	$271

(8) Recent Accounting Pronouncements
ASU Update 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting" to simplify the accounting for stock compensation. The ASU focuses on income tax accounting, award classification, estimating forfeitures and cash flow presentation. The ASU also provides certain accounting policy alternatives to nonpublic entities. The ASU simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The following six amendments apply to all entities: (1) accounting for income taxes upon vesting or exercise of share-based payments and related EPS effects, (2) classification of excess tax benefits on the statement of cash flows, (3) accounting for forfeitures, (4) liability classification exception for statutory tax withholding requirements, (5) cash flow presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes and (6) elimination of the indefinite deferral in Topic 718.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which the financial statements have not been issued or made available to be issued. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

ASU Update 2016-02: Leases.

In February 2016, the FASB issued ASU 2016-02 "Leases." From the lessee's perspective, the new standard establishes a right- of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

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

ASU Update 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance in the ASU, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

ASU Update 2015-16 Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," to require adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and for all other entities for fiscal years beginning after December 31, 2015 and for interim periods within fiscal years beginning after December 15, 2017. Adoption of this guidance in 2016 did not have a material impact on the Company’s consolidated financial statements.

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
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based-Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period," which requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Adoption of this guidance in 2016 did not have a material impact on the Company’s consolidated financial statements.
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
Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value. The fair value of other real estate owned is determined using appraisals, which may be discounted based on management’s review and changes in market conditions.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2016:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$5,546	$—	$5,546
Residential collateralized mortgage obligations- GSE	—	7,931	—	7,931
Residential mortgage backed securities – GSE	—	37,450	—	37,450
Obligations of state and political subdivisions	—	21,484	—	21,484
Trust preferred debt securities – single issuer	—	1,950	—	1,950
Corporate debt securities	7,851	16,583	—	24,434
Other debt securities	—	1,011	—	1,011
Total	$7,851	$91,955	$—	$99,806

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$5,481	$—	$5,481
Residential collateralized mortgage obligations- GSE	—	8,287	—	8,287
Residential mortgage backed securities – GSE	—	32,635	—	32,635
Obligations of state and political subdivisions	—	21,436	—	21,436
Trust preferred debt securities – single issuer	—	2,136	—	2,136
Corporate debt securities	14,043	6,379	—	20,422
Other debt securities	—	971	54	1,025
Total	$14,043	$77,325	$54	$91,422
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2016:
Impaired loans	$—	$—	$3,802	$3,802

December 31, 2015:
Impaired loans	$—	$—	$3,960	$3,960
Other real estate owned	—	—	966	966
Impaired loans measured at fair value and included in the above table at March 31, 2016 consisted of 8 loans having an aggregate recorded investment of $4.0 million and specific loan loss allowances of $216,000.  Impaired loans measured at fair value and included in the above table at December 31, 2015 consisted of 9 loans having an aggregate balance of $4.3 million with a specific loan loss allowance of $300,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016
Impaired loans	$3,802	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-31% (43.4%)
December 31, 2015
Impaired loans	$3,960	Appraisal of collateral (1)	Appraisal adjustments (2)	11%-44% (29.6%)
Other real estate owned	$966	Appraisal of collateral (1)	Appraisal adjustments (2)	11%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following is a summary of fair value versus carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as with most financial institutions, the bulk of their assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.
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
Borrowings and Subordinated Debt (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity. For subordinated debt, which reprices quarterly, the fair value is based on the carrying value.
The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,810	$14,810	$—	$—	$14,810
Securities available for sale	99,806	7,851	91,955	—	99,806
Securities held to maturity	123,010	—	127,818	—	127,818
Loans held for sale	860	—	888	—	888
Net loans	651,686	—	—	660,438	660,438
Accrued interest receivable	2,726	—	2,726	—	2,726
Deposits	(803,819)	—	(804,217)	—	(804,217)
Borrowings	(20,255)	—	(20,690)	—	(20,690)
Redeemable subordinated debt	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(883)	—	(883)	—	(883)

December 31, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$11,368	$11,368	$—	$—	$11,368
Securities available for sale	91,422	14,043	77,325	54	91,422
Securities held to maturity	123,261	—	127,157	—	127,157
Loans held for sale	5,997	—	6,115	—	6,115
Net loans	674,561	—	—	688,279	688,279
Accrued interest receivable	2,853	—	2,853	—	2,853
Deposits	(786,757)	—	(786,594)	—	(786,594)
Borrowings	(58,896)	—	(59,347)	—	(59,347)
Redeemable subordinated debt	(18,557)	—	(18,557)	—	(18,557)
Accrued interest payable	(846)	—	(846)	—	(846)
Loan commitments and standby letters of credit as of March 31, 2016 and December 31, 2015 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three months ended March 31, 2016 and financial condition at March 31, 2016 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be attained for any other period.
This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2016.
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
When used in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2016 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

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
Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 22, 2016, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Summary
The Company reported net income of $2.2 million for the three months ended March 31, 2016, a decrease of $38,000, or 1.7%, compared to net income of $2.3 million for the three months ended March 31, 2015. Net income per diluted share was $0.27 for the first quarter of 2016, a 3.6% decrease compared to net income per diluted share of $0.28 for the first quarter of 2015, and declined due to the decrease in net income in 2016 and the higher number of average diluted shares outstanding in 2016.
Return on average assets and return on average equity were 0.94% and 9.20%, respectively, for the three months ended March 31, 2016 compared to return on average assets and return on average equity of 0.95% and 10.42%, respectively, for the three months ended March 31, 2015. Book value and tangible book value per share were $12.42 and $10.76, respectively at March 31, 2016.
First Quarter Highlights

•	Net income was $2.2 million in the first quarter of 2016, a decrease of $38,000 from $2.3 million in the first quarter of 2015.

•	Net interest income was $8.5 million in the first quarter of 2016 and 2015, and the net interest margin was 3.93% and 3.96% on a tax equivalent basis for the respective periods.

•	Loans held in portfolio were $659.0 million at March 31, 2016 and the loan to asset ratio was 69.4% at March 31, 2016.

•
During the first quarter of 2016, $734,000 of non-performing assets were resolved and non-performing assets declined to $6.7 million and 0.70% of assets from $7.0 million and 0.72% of assets, respectively, at March 31, 2016 and December 31, 2015.

•
The Bank recorded a credit (negative) provision for loan losses of $200,000 in the first quarter of 2016 due to lower loan loss reserve factors that reflected the improvement in loan credit quality, the reduction of non-performing loans and the low level of net charge-offs over the last five quarters and the decline in total loans, primarily mortgage warehouse loans.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.2% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2016 compared to 80.0% of net revenues for the three months ended March 31, 2015. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three month periods ended March 31, 2016 and 2015. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended March 31, 2016			Three months ended March 31, 2015

	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$42,564	$49	0.46%	$43,317	$25	0.24%
Investment Securities:
Taxable	135,212	817	2.42%	133,342	817	2.45%
Tax-exempt (4)	80,661	770	3.82%	89,667	842	3.75%
Total	215,873	1,587	2.94%	223,009	1,659	2.97%
Loan Portfolio: (1)
Construction	92,289	1,353	5.89%	97,126	1,541	6.43%
Residential real estate	39,041	409	4.22%	45,700	474	4.20%
Home Equity	23,183	239	4.15%	22,149	239	4.37%
Commercial and commercial real estate	288,426	4,131	5.79%	289,320	3,995	5.60%
Mortgage warehouse lines	165,272	1,788	4.35%	155,826	1,719	4.47%
Installment	549	6	4.23%	380	5	5.16%
All Other Loans	28,738	382	5.35%	25,757	316	4.98%
Total	637,498	8,308	5.29%	636,258	8,289	5.28%
Total Interest-Earning Assets	895,935	$9,944	4.49%	902,584	$9,973	4.47%
Allowance for Loan Losses	(7,618)			(7,241)
Cash and Due From Bank	5,175			10,095
Other Assets	58,974			62,256
Total Assets	$952,466			$967,694
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	296,717	269	0.36%	308,237	256	0.34%
Savings Accounts	203,328	270	0.53%	195,511	225	0.47%
Certificates of Deposit	143,702	411	1.15%	163,426	451	1.12%
Other Borrowed Funds	27,080	136	2.02%	21,802	126	2.34%
Redeemable Subordinated Debt	18,557	99	2.13%	18,557	86	1.89%
Total Interest-Bearing Liabilities	689,384	1,185	0.70%	707,533	1,144	0.66%
Net Interest Spread (2)			3.79%			3.81%
Demand Deposits	157,790			163,812
Other Liabilities	8,134			8,372
Total Liabilities	855,308			879,717
Shareholders’ Equity	97,158			87,977
Total Liabilities and Shareholders’ Equity	$952,466			$967,694
Net Interest Margin (3)		$8,759	3.93%		$8,829	3.96%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax- equivalent basis. The tax equivalent adjustment was $250 and $286 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Net interest income was $8.5 million for the quarter ended March 31, 2016, which represented a slight decrease of $33,000 compared to $8.5 million for the quarter ended March 31, 2015. Total interest income earned on loans, investment securities and short-term investments was relatively unchanged for the two quarterly periods. The decrease in net interest income was due primarily to a $41,000 increase in interest expense in the first quarter of 2016 compared to the first quarter of 2015. The increase in the average cost of interest bearing liabilities to 0.70% in the first quarter of 2016 primarily reflected a change in the mix of deposits with an increase in higher interest cost savings deposits and a decrease in lower interest cost money market and NOW accounts compared to the first quarter of 2015. In addition, the interest cost of short-term borrowings and the interest cost of the floating rate trust preferred securities increased due to the increase in short-term market interest rates. The Federal Reserve Board increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market rates in the first quarter of 2016.
The net interest margin, on a tax-equivalent basis, was 3.93% and declined as a result of the higher interest expense for the three months ended March 31, 2016, compared to 3.96% for the three months ended March 31, 2015.
Average interest-earning assets decreased by $6.6 million, or 0.74%, to $895.9 million for the three month period ended March 31, 2016 from $902.6 million for the three month period ended March 31, 2015 due to the decrease in investment securities. The overall yield on interest-earning assets, on a tax-equivalent basis, increased 2 basis points to 4.49% for the three month period ended March 31, 2016 when compared to 4.47% for the three month period ended March 31, 2015 due primarily to the increase in the average balance of the mortgage warehouse lines utilized for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.
Average interest-bearing liabilities decreased by $18.1 million, or 2.6%, to $689.4 million for the three month period ended March 31, 2016 from $707.5 million for the three month period ended March 31, 2015 due primarily to decreases in certificates of deposit. Overall, the cost of total interest-bearing liabilities increased 4 basis points to 0.70% for the three months ended March 31, 2016 from 0.66% for the three months ended March 31, 2015.

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
In general, over the last two years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current lower level of non-performing loans at March 31, 2016. During the last five quarters, the amount of net charge-offs declined significantly, which resulted in a reduction of the historical loss factors for certain segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at March 31, 2016. In addition, loans declined by $23.1 million, primarily mortgage warehouse loans, during the first quarter of 2016. The lower historical loss factors and the decline in loans resulted in a lower estimated allowance for loan losses of $7.3 million at March 31, 2016. Accordingly, a credit (negative) provision for loan losses of $200,000 was recorded for the first quarter of 2016.
At March 31, 2016, non-performing loans decreased by $496,000, or 8.2%, to $5.5 million from $6.0 million at December 31, 2015 and the ratio of non-performing loans to total loans decreased to 0.84% at March 31, 2016 compared to 0.88% at December 31, 2015.

Non-Interest Income
Total non-interest income was $1.6 million for the first quarter of 2016, a decrease of $535,000, or 25.1%, compared to $2.1 million for the first quarter of 2015. The Bank originates and sells commercial loans guaranteed by the Small Business Administration ("SBA") and residential mortgage loans in the secondary market. Lower gains of $903,000 from the sales of residential mortgages and SBA loans for the first quarter of 2016 compared to gains of $1.3 million in the first quarter of 2015 were the primary reasons for the decrease in non-interest income.

In the first quarter of 2015, management observed a higher level of residential mortgage refinancing activity which was attributed to the reduction of mortgage insurance premiums by the FHA and lower residential mortgage interest rates. In the first quarter of 2016, residential mortgage interest rates were similar to residential mortgage interest rates in the first quarter of 2015, but refinancing activity was lower because management believes that many borrowers took advantage of lower interest rates and refinanced their mortgages in 2015. As a result, residential lending activity was lower in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, $24 million of residential mortgages were sold and $421,000 of gains were recorded compared to $35 million of loans sold and $608,000 of gains recorded in the first quarter of 2015. Residential mortgage lending activity is anticipated to be lower in the second quarter of 2016 compared to the second quarter of 2015 due to lower anticipated refinancing activity by borrowers and unplanned turnover of the Bank's residential loan officers. Management is actively recruiting new residential lending personnel.
SBA guaranteed commercial lending activity and loan sales vary from period to period. In the first quarter of 2016, $5.3 million of SBA loans were sold and gains of $482,000 were recorded compared to $6.7 million of loans sold and gains of $684,000 recorded in the first quarter of 2015.
Service charge revenues decreased to $197,000 for the three months ended March 31, 2016 from $239,000 for the three months ended March 31, 2015 due to a lower volume of service charges and overdraft fees collected on deposit accounts during the first quarter of 2016 compared to the first quarter of 2015.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $144,000 for the three months ended March 31, 2016 compared to $134,000 for the three months ended March 31, 2015.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income decreased to $350,000 for the three months ended March 31, 2016 compared to $464,000 for the three months ended March 31, 2015 due to lower customer transaction activity.

Non-Interest Expenses
Non-interest expenses were $7.0 million for the three months ended March 31, 2016, an increase of $177,000, or 2.6%, compared to $6.9 million for the first quarter of 2015. Non-interest expenses increased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to a $130,000, or 3.1%, increase in salaries and employee benefits expense and an increase in other operating expenses of $315,000, which were partially offset by decreases in other various expense categories.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2016 and 2015:

Non-interest Expenses
(Dollars in thousands)	Three months ended March 31,
	2016	2015
Salaries and employee benefits	$4,316	$4,186
Occupancy expense	988	1,110
Data processing expenses	313	319
FDIC insurance expense	118	190
Other real estate owned expenses	29	97
Equipment expense	7	19
Marketing	37	102
Regulatory, professional and other fees	183	104
Directors’ fees	24	27
Amortization of intangible assets	105	108
Other expenses	913	594
Total	$7,033	$6,856
`

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $130,000, or 3.1%, to $4.3 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. The increase in salaries and employee benefits was a result of staffing changes, regular merit increases and increases in benefit costs. Full time equivalent employees at March 31, 2016 decreased to 172.5 as compared to 179 full time equivalent employees at March 31, 2015.
Occupancy expense decreased by $122,000, or 11.0%, to $988,000 for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015.  The decrease for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was due to lower depreciation and facilities maintenance expenses.
The cost of data processing services decreased slightly to $313,000 for the three months ended March 31, 2016 from $319,000 for the three months ended March 31, 2015, reflecting the cost containment and operating scale obtained through the integration of the former Rumson operations.
FDIC insurance expense decreased $72,000 to $118,000 for the three months ended March 31 2016 compared to $190,000 for the three months ended March 31 2015 primarily due to a lower assessment rate that reflects the improvement in asset quality and the financial performance of the Bank in the last five quarters.
Other real estate owned expenses decreased by $68,000 to $29,000 for the three months ended March 31, 2016 compared to $97,000 for the three months ended March 31, 2015 due to the significant reduction in other real estate owned assets. At March 31, 2016, the Company held two properties with an aggregate value of $1.1 million as other real estate owned compared to three properties with an aggregate value of $5.7 million at March 31, 2015.
Regulatory, professional and other fees increased by $79,000, or 76.0%, to $183,000 for the three months ended March 31, 2016 compared to $104,000 for the three months ended March 31, 2015 due primarily to an increase in consulting and examination fees related to the outsourcing of the internal audit function and additional costs incurred in preparing the Company to comply with its internal control attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
Other expenses increased by $319,000 to $913,000 for the three months ended March 31, 2016 compared to $594,000 for the three months ended March 31, 2015 due primarily to a $220,000 lower net deferral of loan origination costs in the first quarter of 2016 compared to the first quarter of 2015. The lower level of mortgage warehouse funding activity of $806.0 million in the 2016 period compared to $870.0 in the 2015 period was the primary reason there was a lower net deferral of loan origination expenses in the 2016 period compared to the 2015 period.   The balance of the increase in other operating expenses reflected additional operating costs to support the growth and expansion of the Bank's operations.

Income Taxes
Pre-tax income decreased $45,000 to $3.3 million for the three months ended March 31, 2016 compared to pre-tax income of $3.3 million for the three months ended March 31, 2015.
The Company recorded income tax expense of $1.0 million for the three months ended March 31, 2016, which resulted in an effective tax rate of 32.0%, compared to income tax expense of $1.1 million and an effective tax rate of 31.8% for the three months ended March 31, 2015. The decrease in income tax expense for the three months ended March 31, 2016 was primarily due to the lower amount of pre-tax income in the period compared to the three months ended March 31, 2015.

Financial Condition
March 31, 2016 Compared with December 31, 2015
Total consolidated assets at March 31, 2016 were $949.0 million, representing a decrease of $19.0 million, or 2.0%, from total consolidated assets of $968.0 million at December 31, 2015.  The decrease in assets was primarily attributable to a $22.9 million decrease in net loans and a decrease of $38.6 million in borrowed funds which was partially offset by an increase in deposits of $17.1 million.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2016 totaled $14.8 million compared to $11.4 million at December 31, 2015, an increase of $3.4 million, or 30.3%. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at March 31, 2016 were $860,000 compared to $6.0 million at December 31, 2015. As indicated in the Consolidated Statements of Cash Flows, residential mortgage loans originated for sale were $18.8 million for the three months ended March 31, 2016 compared to $34.3 million for the three months ended March 31, 2015. Residential mortgage interest rates in the first quarter of 2016 were similar to rates in the first quarter of 2015; however, refinancing activity was lower in the 2016 period because management believed many borrowers took advantage of lower interest rates and refinanced their mortgages in 2015. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities
Investment securities represented approximately 23.5% of total assets at March 31, 2016 and approximately 22.2% of total assets at December 31, 2015. Total investment securities increased $8.1 million, or 3.8%, to $222.8 million at March 31, 2016 from $214.7 million at December 31, 2015. Purchases of investment securities totaled $22.4 million during the three months ended March 31, 2016, and proceeds from calls, maturities and repayments totaled $17.4 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At March 31, 2016, securities available for sale totaled $99.8 million, an increase of $8.4 million, or 9.2%, compared to securities available for sale totaling $91.4 million at December 31, 2015.
At March 31, 2016, the securities available for sale portfolio had net unrealized gains of $722,000 compared to net unrealized gains of $203,000 at December 31, 2015.  These unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2016, securities held to maturity were $123.0 million, a decrease of $251,000 from $123.3 million at December 31, 2015.  The fair value of the held to maturity portfolio at March 31, 2016 was $127.8 million.
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
The following table represents the components of the loan portfolio at March 31, 2016 and December 31, 2015:

Loan Portfolio Composition
(Dollars in thousands)
	March 31, 2016		December 31, 2015
Component	Amount	%	Amount	%
Construction loans	$93,774	14%	$93,745	14%
Residential real estate loans	38,840	6%	40,744	6%
Commercial business	104,961	16%	99,277	15%
Commercial real estate	202,788	31%	207,250	30%
Mortgage warehouse lines	192,740	29%	216,572	32%
Loans to individuals	24,383	4%	23,074	3%
All other loans	215	—%	233	—%
Gross loans	657,701	—%	680,895	—%
Deferred loan fees and costs, net	1,287		1,226
Total loans, net	$658,988	100%	$682,121	100%
The loan portfolio decreased by $23.1 million, or 3.4%, to $659.0 million at March 31, 2016 compared to $682.1 million at December 31, 2015.
Mortgage warehouse lines' outstanding balances decreased $23.8 million to $192.7 million compared to $216.6 million at December 31, 2015, reflecting lower levels of residential mortgage originations by the Bank’s mortgage banking customers that were due to a decrease in refinance activity. The decrease in this portfolio segment was the primary driver of the decrease in the loan portfolio.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.

Commercial business loans increased $5.7 million, or 5.7%, during the first three months of 2016. Commercial loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans decreased $4.5 million, or 2.2%, during the first three months of 2016. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.
Construction loans were unchanged at $93.8 million during the first three months of 2016. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties primarily and income producing properties secondarily. First mortgage construction loans are made to developers and builders primarily for single family homes or multi-family buildings that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
The Bank’s policy with regard to non-accrual loans is that, generally, loans are placed on a non-accrual status when they are 90 days past due, unless these loans are well secured and in process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 120 days past due.  Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.
Non-accrual loans decreased $496,000 to $5.5 million at March 31, 2016 from $6.0 million at December 31, 2015.  The major segments of non-accrual loans consist of commercial real estate loans and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	March 31	December 31,
(Dollars in thousands)	2016	2015
Non-Performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	5,524	6,020
Total non-performing loans	5,524	6,020
Other real estate owned	1,144	966
Other repossessed assets	—	—
Total non-performing assets	6,668	6,986
Performing troubled debt restructurings	1,044	1,535
Performing troubled debt restructurings and total non-performing assets	$7,712	$8,521

Non-performing loans to total loans	0.84%	0.88%
Non-performing loans to total loans excluding mortgage warehouse lines	1.19%	1.29%
Non-performing assets to total assets	0.70%	0.72%
Non-performing assets to total assets excluding mortgage warehouse lines	0.88%	0.93%
Total non-performing assets and performing troubled debt restructurings to total assets	0.81%	0.88%
Non-performing loans to total loans decreased to 0.84% at March 31, 2016 from 0.88% at December 31, 2015 principally due to the improvement in loan credit quality and a decrease in non-performing loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.
Non-performing assets decreased by $318,000 to $6.7 million at March 31, 2016 from $7.0 million at December 31, 2015.  Other real estate owned totaled $1.1 million at March 31, 2016 compared to $966,000 at December 31, 2015.  OREO at March 31, 2016 was comprised of one residential single family home for $1.0 million and one commercial real estate property for $142,000.
At March 31, 2016, the Bank had ten loans totaling $4.2 million which were troubled debt restructurings.  Three of these loans totaling $3.1 million are included in the above table as non-accrual loans; the remaining seven loans totaling $1.0 million are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality of $477,000 at March 31, 2016 were not classified as non-performing loans.
Non-performing assets represented 0.70% of total assets at March 31, 2106 compared to 0.72% of total assets at December 31, 2015.
Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past-due 10 days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. In addition, delinquency notices are system-generated when loans are five days past-due and again at 15 days past-due.

In most cases, the Company’s collateral is real estate. If the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, less estimated selling costs, is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan through foreclosure can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

Summary of Real Estate Owned Activity
(in thousands)
Three months ended March 31, 2016

Balance - January 1, 2016	$966
Transfers into real estate owned	142
Sale of real estate owned	—
Cost of improvements on real estate owned	36
Balance - March 31, 2016	$1,144

Changes in other real estate owned during the three months ended March 31, 2016 consisted of the transfer of one commercial real estate property with a fair value of $142,000 into other real estate owned and an increase to the value of one residential real estate property held as other real estate owned for improvements of $36,000.

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
When analyzing groups of loans under ASC 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•	Delinquencies and non-accruals

•	Portfolio quality

•	Concentration of credit

•	Trends in volume of loans

•	Quality of collateral

•	Policy and procedures

•	Experience, ability, and depth of management

•	Economic trends – national and local

•	External factors – competition, legal and regulatory
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
These factors, along with the other qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and non-accruals, are also considered and may have positive or negative effects on the allocated allowance.  The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for warehouse lines of credit.
Consumer
The Company’s consumer loan segment is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type and historical losses. These loan groups are then internally risk rated.
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses (Dollars in thousands)
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2016	2015	2015
Balance, beginning of period	$7,560	$6,925	$6,925
(Credit) Provision charged to operating expenses	(200)	1,100	500
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial and commercial real estate	(60)	(477)	(62)
Loans to individuals	—	(14)	—
Lease financing	—	—	—
All other loans	—	—	—
	(60)	(491)	(62)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial and commercial real estate	—	20	—
Loans to individuals	2	6	1
Lease financing	—	—	—
All other loans	—	—	—
	2	26	1
Net charge offs	(58)	(465)	(61)
Balance, end of period	$7,302	$7,560	$7,364
Loans :
At period end	$658,988	$682,121	$710,194
Average during the period	637,498	675,531	629,153
Net charge offs to average loans outstanding	(0.01)%	(0.07)%	(0.01)%
Net charge offs to average loans outstanding, excluding
mortgage warehouse loans	(0.01)%	(0.10)%	(0.01)%
Allowance for loan losses to :
Total loans at period end	1.11%	1.11%	1.04%
Total loans at period end excluding mortgage warehouse loans	1.38%	1.44%	1.32%
Non-performing loans	132.20%	125.59%	157.96%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of March 31, 2016 and December 31, 2015, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	March 31, 2016			December 31, 2015
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial business and commercial real estate loans	$4,648	1.51%	47%	5,054	1.65%	45%
Construction loans	981	1.05%	14%	1,025	1.09%	14%
Residential real estate loans	192	0.49%	6%	288	0.71%	6%
Loans to individuals	19	0.08%	4%	109	0.47%	3%
Subtotal	5,840	1.26%	71%	6,476	1.39%	68%
Mortgage warehouse lines	867	0.45%	29%	866	0.40%	32%
Unallocated reserves	595	—	—	218	—	—
Total	$7,302	1.11%	100%	$7,560	1.11%	100%
The Company recorded a credit (negative) provision for loan losses in the amount of $200,000 for the three months ended March 31, 2016 compared to a provision in the amount of $500,000 for the three months ended March 31, 2015.   The Company recorded a credit to the provision for loan losses in the amount of $200,000 in the first quarter of 2016 due to lower loss factors resulting from the resolution and reduction of non-performing loans, the improvement in loan credit quality and the low level of charge-offs over the past five quarters. Net charge-offs amounted to $58,000 for the three months ended March 31, 2016 compared to net charge-offs of $61,000 for the three months ended March 31, 2015.
At March 31, 2016, the allowance for loan losses was $7.3 million, a $258,000 decrease from the allowance for loan losses at December 31, 2015. As a percentage of total loans, the allowance was 1.11% at the end of the first quarter of 2016 and year-end 2015.   The allowance for loan losses was 132% of non-accrual loans at March 31, 2016 compared to 126% of non-accrual loans at December 31, 2015. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

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

The following table summarizes deposits at March 31, 2016 and December 31, 2015.

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Demand
Non-interest bearing	$162,080	$159,918
Interest bearing	293,616	284,547
Savings	205,014	196,324
Time	143,109	145,968
Total	$803,819	$786,757
At March 31, 2016, total deposits were $803.8 million, an increase of $17.1 million, or 2.2%, from $786.8 million at December 31, 2015.  The increase in deposits was due primarily to an increase of $9.1 million in interest bearing demand deposits, an increase of $8.7 million in savings deposits and an increase of $2.2 million in non-interest bearing demand deposits, which were partially offset by a decrease of $2.9 million in time deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $20.3 million at March 31, 2016, consisting of $20.3 million of long-term FHLB borrowings, compared to $58.9 million at December 31, 2015, which consisted of $38.6 million of overnight borrowings from the FHLB and $20.3 million of long-term FHLB borrowings.

Shareholders’ Equity and Dividends
Shareholders’ equity increased by $2.7 million, or 2.8%, to $98.6 million at March 31, 2016 from $96.0 million at December 31, 2015.  Tangible book value per common share increased by $0.32 to $10.76 at March 31, 2016 from $10.44 at December 31, 2015.   The ratio of average shareholders’ equity to total average assets was 10.20% at March 31, 2016 compared to 9.34% at December 31, 2015.
Shareholders’ equity increased $2.7 million due to net income of $2.2 million, an increase of $315,000 in accumulated other comprehensive income, and $170,000 in share based compensation, which were partially offset by $24,000 in treasury stock purchases for the three months ended March 31, 2016.
In lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) has paid common stock dividends every year since 1993 (except 2014 due to the acquisition of Rumson). On December 18, 2015, the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on January 14, 2016, which was paid on February 1, 2016.  Per share amounts for the prior periods have been adjusted to reflect the common stock dividend.
The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY."
On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its commons shares outstanding on the date of approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaces the repurchase program authorized on August 3, 2005.
Disclosure of repurchases of Company shares made during the quarter ended March 31, 2016 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Company
Common equity Tier 1 (CET1)	$86,071	10.47%	$37,014	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	111,373	13.55%	65,803	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	104,071	12.66%	49,352	>6%	N/A	N/A
Tier 1 Leverage Capital	104,071	11.07%	37,603	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$101,695	12.37%	$37,014	>4.5%	$53,465	≥6.5%
Total Capital to Risk Weighted Assets	108,997	13.26%	65,803	>8%	82,253	≥10%
Tier 1 Capital to Risk Weighted Assets	101,695	12.37%	49,352	>6%	65,803	≥8%
Tier 1 Leverage Capital	101,695	10.82%	37,603	>4%	47,004	>5%

As of December 31, 2015
Company
Common equity Tier 1 (CET1)	$83,994	10.03%	$37,628	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	$109,554	13.08%	$66,894	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	101,994	12.18%	50,170	>6%	N/A	N/A
Tier 1 Leverage Capital	101,994	10.80%	37,765	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$99,631	11.90%	$37,628	>4.5%	$54,431	≥6.5%
Total Capital to Risk Weighted Assets	$107,191	12.80%	$66,894	>8%	$83,739	>10%
Tier 1 Capital to Risk Weighted Assets	99,631	11.90%	50,170	>6%	66,991	≥8%
Tier 1 Leverage Capital	99,631	10.55%	37,765	>4%	47,211	>5%
In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act.  The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.
The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirements began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets.
At March 31, 2016, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

Liquidity
At March 31, 2016, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.
Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest. Investment securities and loans may also be pledged to the Federal Home Loan Bank ("FHLB") to collateralize additional borrowings.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Long-term and short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.
The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $474.5 million, of its total assets at March 31, 2016.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2016, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $94.6 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2016, the balance of cash and cash equivalents was $14.8 million.
Net cash provided by operating activities totaled $7.9 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $456,000 for the three months ended March 31, 2015.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses, and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the three months ended March 31, 2016 was greater than net cash provided by operating activities for the three months ended March 31, 2015 due primarily to higher net proceeds from the origination and sales of loans in the 2016 period compared to the 2015 period and a decrease in other assets in the 2016 period compared to an increase in other assets in the 2015 period.
Net cash provided by investing activities totaled $17.2 million for the three months ended March 31 2016 compared to net cash used in investing activities of $58.5 million for the three months ended March 31, 2015. The primary source of cash provided by investing activities for the first three months of 2016 was the net decrease in loans of $23.4 million compared to a net increase in loans of $56.0 million for the first three months of 2015. The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2016 and March 31, 2015, prepayments and maturities of investment securities totaled $14.6 million and $12.4 million, respectively. Purchases of investment securities were $22.4 million in the first quarter of 2016 compared to purchases of $13.9 million of investment securities in the first quarter of 2015.
Net cash used in financing activities was $21.6 million for the three months ended March 31, 2016 compared to $55.3 million of net cash provided by financing activities for the three months ended March 31, 2015.  The primary use of funds for the 2016 period was the decrease in borrowed funds of $38.6 million, which was partially offset by the increase in deposits of $17.1 million. The primary source of funds in the 2015 period was the increase in borrowed funds of $62.6 million, which was partially offset by a decrease in deposits of $7.3 million.

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
Under the interest rate risk policy established by the Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and economic value of equity. Due to the current low level of market interest rates, the current monetary policy of the Federal Reserve Board and recent communications from the Federal Reserve Board, management believes that is is more likely that market interest rates may increase than decrease over the intermediate term. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and economic value of equity.
Based upon the current interest rate environment, as of March 31, 2016, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$40,521	$4,547	12.6%	$129,499	$2,894	2.3%
+200	38,929	2,955	8.2%	129,256	2,651	2.1%
—	35,974	—	—%	126,605	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The Company employs many assumptions to calculate the impact of changes in interest rates on assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to management's actions, if any, in response to changing rates. In calculating these exposures, the Company utilized an interest rate simulation model which is validated by third-party reviewers on an annual basis.
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
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On January 27, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaces the repurchase program authorized on August 3, 2005.
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2016.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2016	January 31, 2016	—	$—	—	396,141
February 1, 2016	February 29, 2016	1,000	$11.73	1,000	395,141
March 1, 2016	March 31, 2016	1,000	$11.99	1,000	394,141
Total		2,000	$11.86	2,000	394,141

(1)
The Company’s common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 27, 2016, as adjusted for subsequent common stock dividends.`

Item 6.   Exhibits.

3(ii)(A)		By-laws of 1st Constitution Bancorp, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

3(ii)(B)		1st Constitution Bancorp Amendment No. 3 to By-laws (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

10.1
Second Amendment, effective as of April 12, 2016, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between 1st Constitution Bancorp and Robert F. Mangano (the “Employment Agreement”), as amended by the Amendment to the Employment Agreement, effective as of April 4, 2014 (the “First Amendment”), by and between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 12, 2016)

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

1ST CONSTITUTION BANCORP

Date: May 11, 2016	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

1ST CONSTITUTION BANCORP
FORM 10-Q
Index to Exhibits

3(ii)(A)		By-laws of 1st Constitution Bancorp, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

3(ii)(B)		1st Constitution Bancorp Amendment No. 3 to By-laws (incorporated by reference to Exhibit 3(ii)(B) to the Company’s Form 8-K filed with the SEC on March 23, 2016)
10.1
Second Amendment, effective as of April 12, 2016, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between 1st Constitution Bancorp and Robert F. Mangano (the “Employment Agreement”), as amended by the Amendment to the Employment Agreement, effective as of April 4, 2014 (the “First Amendment”), by and between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 12, 2016)

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