Form 10-Q
period 2016-06-30
1ST CONSTITUTION BANCORP
filed 2016-08-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2016, there were 7,952,794 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and Due From Banks	$13,650	$11,368
Federal Funds Sold/Short-Term Investments	—	—
Total cash and cash equivalents	13,650	11,368
Investment Securities:
Available for sale, at fair value	111,327	91,422
Held to maturity (fair value of $127,899 and $127,157 at June 30, 2016 and December 31, 2015, respectively)	122,635	123,261
Total investment securities	233,962	214,683

Loans Held for Sale	3,228	5,997
Loans	761,572	682,121
Less- Allowance for loan losses	(7,482)	(7,560)
Net loans	754,090	674,561

Premises and Equipment, Net	10,845	11,109
Accrued Interest Receivable	3,051	2,853
Bank-Owned Life Insurance	21,936	21,583
Other Real Estate Owned	166	966
Goodwill and Intangible Assets	13,082	13,284
Other Assets	14,726	11,587
Total assets	$1,068,736	$967,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$170,793	$159,918
Interest bearing	620,693	626,839
Total deposits	791,486	786,757

Borrowings	149,865	58,896
Redeemable Subordinated Debt	18,557	18,557
Accrued Interest Payable	846	846
Accrued Expenses and Other Liabilities	6,354	6,975
Total liabilities	967,108	872,031

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 7,985,937 and 7,575,492 shares issued and 7,952,639 and 7,545,684 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	71,224	70,845
Retained earnings	30,125	25,589
Treasury Stock, 33,298 shares and 29,808 shares at June 30, 2016 and December 31, 2015, respectively	(368)	(344)
Accumulated other comprehensive income (loss)	647	(130)
Total shareholders’ equity	101,628	95,960
Total liabilities and shareholders’ equity	$1,068,736	$967,991
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans, including fees	$8,518	$9,238	$16,825	$17,527
Securities:
Taxable	815	790	1,632	1,607
Tax-exempt	520	530	1,040	1,086
Federal funds sold and short-term investments	18	6	67	31
Total interest income	9,871	10,564	19,564	20,251

INTEREST EXPENSE:
Deposits	988	912	1,938	1,844
Borrowings	165	153	301	279
Redeemable subordinated debentures	104	88	203	174
Total interest expense	1,257	1,153	2,442	2,297

Net interest income	8,614	9,411	17,122	17,954
(CREDIT) PROVISION FOR LOAN LOSSES	(100)	—	(300)	500
Net interest income after (credit) provision for loan losses	8,714	9,411	17,422	17,454

NON-INTEREST INCOME:
Service charges on deposit accounts	176	190	373	429
Gain on sales of loans, net	747	1,203	1,650	2,495
Income on Bank-owned life insurance	157	142	301	276
Other income	456	453	808	917
Total non-interest income	1,536	1,988	3,132	4,117

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,291	4,478	8,607	8,665
Occupancy expense	952	1,048	1,941	2,158
Data processing expenses	314	306	627	625
FDIC insurance expense	105	180	223	370
Other real estate owned expenses	35	416	65	513
Other operating expenses	1,126	1,544	2,394	2,498
Total non-interest expenses	6,823	7,972	13,857	14,829

Income before income taxes	3,427	3,427	6,697	6,742
INCOME TAXES	1,113	1,112	2,161	2,167
Net income	$2,314	$2,315	$4,536	$4,575

NET INCOME PER COMMON SHARE:
Basic	$0.29	$0.29	$0.57	$0.58
Diluted	$0.28	$0.29	$0.56	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,947,146	7,881,626	7,944,069	7,880,270
Diluted	8,151,796	8,069,229	8,144,458	8,058,602
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,314	$2,315	$4,536	$4,575
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	738	(765)	1,257	(619)
Tax effect	(268)	278	(457)	182
Net of tax amount	470	(487)	800	(437)

Pension liability	34	93	34	93
Tax effect	(14)	(38)	(14)	(38)
Net of tax amount	20	55	20	55

Reclassification adjustment for actuarial (gains) for unfunded pension liability
Income (1)	(46)	(110)	(72)	(155)
Tax effect (2)	18	44	29	62
Net of tax amount	(28)	(66)	(43)	(93)
Total other comprehensive income (loss)	462	(498)	777	(475)
Comprehensive income	$2,776	$1,817	$5,313	$4,100
The accompanying notes are an integral part of these financial statements.

(1)Included in salaries and employee benefits expense on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110

Exercise of stock options (3,313 shares)	24	—	—	—	24
Share-based compensation	326	—	—	—	326

Treasury stock purchased (2,947 shares)	—	—	(33)	—	(33)

5% Stock dividend declared March 2015 (358,851 shares)	3,994	(3,994)	—	—	—

Net income for the six months ended June 30, 2015	—	4,575	—	—	4,575

Other comprehensive loss	—	—	—	(475)	(475)
Balance, June 30, 2015	$65,792	$26,311	$(349)	$(227)	$91,527

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960
Exercise of stock options (3,564 shares)	17	—	—	—	17

Share-based compensation	362	—	—	—	362

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Net income for the six months ended June 30, 2106	—	4,536	—	—	4,536

Other comprehensive income	—	—	—	777	777
Balance, June 30, 2016	$71,224	$30,125	$(368)	$647	$101,628
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$4,536	$4,575
Adjustments to reconcile net income to net cash provided by operating activities-
(Credit) provision for loan losses	(300)	500
Provision for loss on other real estate owned	—	382
Depreciation and amortization	646	777
Net amortization of premiums and discounts on securities	547	460
Gains on sales of other real estate owned	(31)	—
Gains on sales of loans held for sale	(1,650)	(2,495)
Originations of loans held for sale	(35,727)	(78,539)
Proceeds from sales of loans held for sale	38,497	77,680
Income on Bank–owned life insurance	(301)	(276)
Share-based compensation expense	362	326
(Increase) decrease in accrued interest receivable	(198)	120
Decrease in other assets	175	1,336
Decrease in accrued interest payable	—	(52)
Decrease in accrued expenses and other liabilities	(621)	(163)
Net cash provided by operating activities	5,935	4,631
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(26,138)	(7,071)
Held to maturity	(13,997)	(7,578)
Proceeds from maturities and prepayments of securities -
Available for sale	7,591	11,093
Held to maturity	14,581	24,411
Proceeds from Bank-owned life insurance benefits paid	248	—
Net redemption (purchase) of restricted stock	(2,670)	(4,741)
Net increase in loans	(79,451)	(104,209)
Capital expenditures	(181)	(656)
Cost of improvement to OREO	(60)	—
Proceeds from sales of other real estate owned	1,033	—
Purchase of Bank-owned life insurance	(300)	—
Net cash used in investing activities	(99,344)	(88,751)
FINANCING ACTIVITIES:
Exercise of stock options	17	24
Purchase of treasury stock	(24)	(33)
Net increase (decrease) in deposits	4,729	(19,672)
Net increase in borrowings	90,969	105,620
Net cash provided by financing activities	95,691	85,939
Increase in cash and cash equivalents	2,282	1,819
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,368	14,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,650	$16,364
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$2,442	$2,349
Income taxes	2,161	2,275
Non-cash items: Transfer of loans to other real estate owned	142	—
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
June 30, 2016
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
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
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

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2016
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$2,314	7,947,146	$0.29
Effect of dilutive securities:
Stock options and warrants		204,650
Diluted EPS:
Net income plus assumed conversion	$2,314	8,151,796	$0.28

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$2,315	7,881,626	$0.29
Effect of dilutive securities:
Stock options and warrants		187,603
Diluted EPS:
Net income plus assumed conversion	$2,315	8,069,229	$0.29

For the three months ended June 30, 2016 and 2015, 20,060 and 32,049 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2016
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share: Net income	$4,536	7,944,069	$0.57
Effect of dilutive securities:
Stock options and warrants		200,389
Diluted EPS:
Net income plus assumed conversion	$4,536	8,144,458	$0.56

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2015
	Net Income	Weighted- average shares	Per share amount
Basic earnings per common share:
Net income	$4,575	7,880,270	$0.58
Effect of dilutive securities:
Stock options and warrants		178,332
Diluted EPS:
Net income plus assumed conversion	$4,575	8,058,602	$0.57

For the six months ended June 30, 2016 and 2015, 20,060 and 44,192 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$5,519	$39	$—	$5,558
Residential collateralized mortgage obligations- GSE	17,685	181	(34)	17,832
Residential mortgage backed securities – GSE	34,912	888	(21)	35,779
Obligations of state and political subdivisions	20,966	706	—	21,672
Trust preferred debt securities – single issuer	2,476	—	(388)	2,088
Corporate debt securities	27,334	288	(179)	27,443
Other debt securities	975	—	(20)	955
	$109,867	$2,102	$(642)	$111,327

June 30, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	4,082	—	4,082	31	—	4,113
Residential collateralized mortgage obligations – GSE	14,254	—	14,254	509	—	14,763
Residential mortgage backed securities – GSE	45,118	—	45,118	1,750	—	46,868
Obligations of state and political subdivisions	58,485	—	58,485	2,707	(1)	61,191
Trust preferred debt securities-pooled	656	(501)	155	272	—	427
Other debt securities	541	—	541	—	(4)	537
	$123,136	$(501)	$122,635	$5,269	$(5)	$127,899

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations- GSE	8,255	68	(36)	8,287
Residential mortgage backed securities - GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities-single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
	$91,219	$1,039	$(836)	$91,422

December 31, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	13,630	—	13,630	404	—	14,034
Residential mortgage backed securities - GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157
Restricted stock is included in other assets at June 30, 2016 and December 31, 2015 and totaled $6.0 million and $3.3 million, respectively, and consisted of $5.9 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at June 30, 2016 and $3.2 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2015.

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	—	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations –GSE	2	5,407	(34)	—	—	5,407	(34)
Residential mortgage backed securities-GSE	3	—	—	3,593	(21)	3,593	(21)
Obligations of state and political subdivisions	4	1,396	(1)	—	—	1,396	(1)
Trust preferred debt securities- single issuer	4	—	—	2,088	(388)	2,088	(388)
Corporate debt securities	5	5,178	(87)	6,967	(92)	12,145	(179)
Other debt securities	3	—	—	1,468	(24)	1,468	(24)
Total temporarily impaired securities	21	$11,981	$(122)	$14,116	$(525)	$26,097	$(647)

December 31, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$5,481	$(42)	$—	$—	$5,481	$(42)
Residential collateralized mortgage obligations –GSE	2	5,894	(36)	—	—	5,894	(36)
Residential mortgage backed securities - GSE	19	20,911	(175)	3,980	(56)	24,891	(231)
Obligations of state and political subdivisions	32	2,760	(19)	6,465	(49)	9,225	(68)
Trust preferred debt securities- single issuer	4	—	—	2,136	(338)	2,136	(338)
Corporate debt securities	4	9,214	(153)	—	—	9,214	(153)
Other debt securities	3	586	(11)	1,025	(28)	1,611	(39)
Total temporarily impaired securities	67	$44,846	$(436)	$13,606	$(471)	$58,452	$(907)

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	June 30, 2016
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$8,817	$8,855	2.57%
Due after one year through five years	16,106	16,239	1.75%
Due after five years through ten years	43,248	44,307	2.61%
Due after ten years	41,696	41,926	2.64%
Total	$109,867	$111,327	2.48%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$15,974	$15,991	1.16%
Due after one year through five years	16,076	16,806	4.15%
Due after five years through ten years	27,633	29,203	3.58%
Due after ten years	62,952	65,899	3.29%
Total	$122,635	$127,899	3.21%

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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of June 30, 2016, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$186	$186	$93,035	$93,221	$—	$186
Commercial Business	148	68	104	320	104,783	105,103	—	213
Commercial Real Estate	1,829	—	2,707	4,536	218,588	223,124	—	3,199
Mortgage Warehouse Lines	—	—	—	—	264,344	264,344	—	—
Residential Real Estate	—	—	1,298	1,298	47,789	49,087	—	1,298
Consumer
Loans to Individuals	—	—	263	263	24,467	24,730	—	263
Other	—	—	—	—	197	197	—	—
Total loans	1,977	68	4,558	6,603	753,203	759,806	—	5,159
Deferred loan costs, net	—	—	—	—	1,766	1,766	—	—
Total loans, net	$1,977	$68	$4,558	$6,603	$754,969	$761,572	$—	$5,159
The following table provides an aging of the loan portfolio by loan class at December 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$93,745	$93,745	$—	$—
Commercial Business	530	5	186	721	98,556	99,277	—	304
Commercial Real Estate	789	—	3,996	4,785	202,465	207,250	—	4,321
Mortgage Warehouse Lines	—	—	—	—	216,572	216,572	—	—
Residential Real Estate	—	166	1,132	1,298	39,446	40,744	—	1,132
Consumer
Loans to Individuals	400	—	263	663	22,411	23,074	—	263
Other	—	—	—	—	233	233	—	—
Total loans	1,719	171	5,577	7,467	673,428	680,895	—	6,020
Deferred loan costs, net	—	—	—	—	1,226	1,226	—	—
Total loans, net	$1,719	$171	$5,577	$7,467	$674,654	$682,121	$—	$6,020
`

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the merger with Rumson-Fair Haven Bank and Trust Company ("Rumson")with evidence of deteriorated credit quality of $464,000 at June 30, 2016 and $489,000 at December 31, 2015 were not classified as non-performing loans.
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
3w. Watch - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problem has not developed to the point which requires a Special Mention rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The Bank's account officer has the obligation to correct these deficiencies within 30 days from the time of notification.
4.  Special Mention - A "special mention" loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

7.  Loss - A loan classified "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be affected in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$92,904	$96,318	$206,197	$264,344	$48,225
Special Mention	131	8,357	12,249	—	260
Substandard	186	428	4,678	—	602
Doubtful	—	—	—	—	—
Total	$93,221	$105,103	$223,124	$264,344	$49,087

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$24,467	$197
Nonperforming	263	—
Total	$24,730	$197
The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2015:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,558	$90,856	$191,754	$216,572	$39,878
Special Mention	187	7,768	9,311	—	260
Substandard	—	653	6,185	—	606
Doubtful	—	—	—	—	—
Total	$93,745	$99,277	$207,250	$216,572	$40,744

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,811	$233
Nonperforming	263	—
Total	$23,074	$233

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2016 and December 31, 2015:
Period-End Allowance for Loan Losses by Impairment Method as of June 30, 2016

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:

Individually evaluated for impairment	$—	$—	$130	$—	$—	$—	$—	$—	$—	$130
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	975	1,230	3,020	1,190	294	119	—	524	—	7,352
Ending Balance	$975	$1,230	$3,150	$1,190	$294	$119	$—	$524	$—	$7,482

Loans receivables:
Individually evaluated for impairment	$317	$231	$4,072	$—	$1,298	$263	$—	$—	$—	$6,181
Loans acquired with deteriorated credit quality	—	225	959	—	—	—	—	—	—	1,184
Collectively evaluated for impairment	92,904	104,647	218,093	264,344	47,789	24,467	197	—	1,766	754,207
Ending Balance	$93,221	$105,103	$223,124	$264,344	$49,087	$24,730	$197	$—	$1,766	$761,572
Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2015

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$68	$125	$—	$69	$—	$—	$—	$—	$262
Loans acquired with deteriorated credit quality	—	—	64	—	—	—	—	—	—	64
Collectively evaluated for impairment	1,025	1,937	2,860	866	219	109	—	218	—	7,234
Ending Balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Loans receivables:
Individually evaluated for impairment	$494	$458	$4,833	$—	$1,132	$263	$—	$—	$—	$7,180
Loans acquired with deteriorated credit quality	—	241	1,359	—	—	—	—	—	—	1,600
Collectively evaluated for impairment	93,251	98,578	201,058	216,572	39,612	22,811	233	—	1,226	673,341
Ending Balance	$93,745	$99,277	$207,250	$216,572	$40,744	$23,074	$233	$—	$1,226	$682,121

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2016 and 2015 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2015	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$7,560
Provision charged (credited) to operations	(44)	(392)	46	1	(79)	4	—	264	(200)
Loans charged off	—	—	(60)	—	—	—	—	—	(60)
Recoveries of loans charged off	—	1	—	—	—	1	—	—	2
Balance - March 31, 2016	$981	$1,614	$3,035	$867	$209	$114	$—	$482	$7,302

Provision charged (credited) to operations	(6)	(284)	(263)	323	85	3	—	42	(100)
Loans charged off	—	(101)	—	—	—	—	—	—	(101)
Recoveries of loans charged off	—	1	378	—	—	2	—	—	381
Balance - June 30, 2016	$975	$1,230	$3,150	$1,190	$294	$119	$—	$524	$7,482

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged (credited) to operations	(98)	62	(4)	152	13	(13)	—	388	500
Loans charged off	—	(62)	—	—	—	—	—	—	(62)
Recoveries of loans charged off	—	—	—	—	—	1	—	—	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

Provision charged (credited) to operations	(27)	(81)	49	71	(8)	3	(1)	(6)	—
Loans charged off	—	(26)	—	—	—	—	—	—	(26)
Recoveries of loans charged off	—	5	7	—	—	1	—	—	13
Balance - June 30, 2015	$1,090	$1,659	$2,445	$1,119	$202	$121	$1	$714	$7,351
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

Impaired Loans Receivables (By Class) – June 30, 2016

(Dollars in thousands)				Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$317	$317	$—	$317	$2	$255	$4
Commercial Business	446	606	—	448	10	434	21
Commercial Real Estate	1,247	1,247	—	1,251	20	1,545	30
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	2,010	2,170	—	2,016	32	2,234	55
Residential Real Estate	1,298	1,313	—	1,298	—	1,198	(2)
Consumer
Loans to Individuals	263	263	—	263	—	263	—
Other	—	—	—	—	—	—	—
Subtotal	263	263	—	263	—	263	—
With no allowance:	$3,571	$3,746	$—	$3,577	$32	$3,695	$53

With an allowance:
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	10	21	—	143	—	177	—
Commercial Real Estate	3,784	3,968	130	3,888	22	3,836	38
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,794	3,989	130	4,031	22	4,013	38
Residential Real Estate	—	—	—	—	—	100	—
Consumer
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$3,794	$3,989	$130	$4,031	$22	$4,113	$38
Total:
Construction	317	317	—	317	2	255	4
Commercial Business	456	627	—	591	10	611	21
Commercial Real Estate	5,031	5,215	130	5,139	42	5,381	68
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,298	1,313	—	1,298	—	1,298	(2)
Consumer	263	263	—	263	—	263	—
Total	$7,365	$7,735	$130	$7,608	$54	$7,808	$91

Impaired Loans Receivables (By Class) –December 31, 2015

(Dollars in thousands				For the year ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$494	$494	$—	$477	$27
Commercial Business	488	847	—	492	23
Commercial Real Estate	2,417	2,683	—	2,998	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,399	4,024	—	3,967	144
Residential Real Estate	831	831	—	981	—
Consumer
Loans to Individuals	263	280	—	88	—
Other	—	—	—	—	—
Subtotal	263	280	—	88	—
With no allowance	$4,493	$5,135	$—	$5,036	$144
With an allowance:
Construction	$—	$—	$—	$—	$—
Commercial Business	211	237	68	307	5
Commercial Real Estate	3,775	3,788	189	4,200	154
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,986	4,025	257	4,507	159
Residential Real Estate	301	316	69	100	—
Consumer
Loans to Individuals	—	—	—	175	—
Other	—	—	—	—	—
Subtotal	—	—	—	175	—
With an allowance	$4,287	$4,341	$326	$4,782	$159

Total:
Construction	494	494	—	477	27
Commercial Business	699	1,084	68	799	28
Commercial Real Estate	6,192	6,471	189	7,198	248
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,132	1,147	69	1,081	—
Consumer	263	280	—	263	—
Total	$8,780	$9,476	$326	$9,818	$303

Impaired Loans Receivables (By Class)-June 30, 2015
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$471	$6	$461	$13
Commercial Business	487	3	510	7
Commercial Real Estate	2,666	28	2,702	61
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,624	37	3,673	81
Residential Real Estate	1,361	—	1,361	—

Consumer
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With no allowance:	$4,985	$37	$5,034	$81
With an allowance:
Construction	$—	$—	$—	$—
Commercial Business	354	1	363	1
Commercial Real Estate	4,784	87	4,754	158
Mortgage Warehouse Lines	—	—	—	—
Subtotal	5,138	88	5,117	159
Residential Real Estate	—	—	—	—
Consumer
Loans to Individuals	263	—	263	—
Other	—	—	—	—
Subtotal	263	—	263	—
With an allowance:	$5,401	$88	$5,380	$159
Total:
Construction	471	6	461	13
Commercial Business	841	4	873	8
Commercial Real Estate	7,450	115	7,456	219
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,361	—	1,361	—
Consumer	263	—	263	—
Total	$10,386	$125	$10,414	$240

Purchased Credit-Impaired Loans
Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at June 30, 2016 and December 31, 2015:

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Outstanding balance	$1,523	$1,964
Carrying amount	$1,184	$1,600

Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)
Balance at beginning of period	$52	$115	$73	$135
Acquisition of impaired loans	—	—	—	—
Accretion of discount	(8)	(14)	(29)	(34)
Balance at end of period	$44	$101	$44	$101
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure:

(Dollars in thousands)
June 30,
2016		2015
Number of loans	Recorded Investment	Number of loans	Recorded Investment
4	$840	5	$1,809
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
There were no loans modified that were TDRs during the three and six months ended June 30, 2016. For the year ended December 31, 2015, there was 1 loan with a recorded investment of $288,000 that was modified as a TDR.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and six months ended June 30, 2016 and the year ended December 31, 2015.

(5) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 459,322 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options may have a term of not more than ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the closing price of the Company’s common stock on the date of grant or otherwise as provided for in the Stock Plans.  The grant date fair value is calculated using the Black – Scholes option valuation model.
As of June 30, 2016, there were 230,865 shares of common stock available for future grants under the Stock Plans, of which 191,155 shares were available for future grants under the 2013 Equity Incentive Plan and 39,710 shares were available for future grant under the 2015 Directors Stock Plan.
Share-based compensation expense related to options was $22,000 and $23,000 for the six months ended June 30, 2016 and 2015, respectively.
Transactions under the Stock Plans during the six months ended June 30, 2016 are summarized as follows:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2016	177,594	$7.41
Granted	11,655	11.98
Exercised	(3,564)	6.49
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2016	185,685	$7.65	4.9	$811
Exercisable at June 30, 2016	167,631	$7.64	4.7	$735

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2016 are as follows:

January 2016

Fair value of options granted	$4.65
Risk-free rate of return	2.25%
Expected option life in years	7
Expected volatility	30.66%
Expected dividends (1)	—
(1)To date, the Company has not paid cash dividends on its common stock.
As of June 30, 2016, there was approximately $89,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Stock Plans. That cost is expected to be recognized over the next four years.

The following table summarizes the activity in non-vested restricted shares for the six months ended June 30, 2016:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2016	143,879	$8.32
Granted	45,950	12.16
Vested	(23,742)	10.41
Forfeited	(3,000)	12.69
Non-vested at June 30, 2016	163,087	$9.04
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period for employees and a 2 year service period for non-employee directors with compensation expense recognized on a straight-line basis.
Share-based compensation expense related to stock grants was $340,000 and $303,000 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, there was approximately $1.3 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years for employees and two years for non-employee directors from the date of grant.
(6) Benefit Plans
The Bank has a 401(k) plan which covers substantially all employees with six months or more of service. The Bank's 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.
The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income.
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of the policies. The cash surrender values of the policies totaled approximately $21.9 million and $21.6 million at June 30, 2016 and December 31, 2015, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$56	$91	104	165
Interest cost	47	78	85	124
Actuarial gain recognized	(46)	(110)	(72)	(155)
	$57	$59	$117	$134

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
June 30, 2016
Unrealized holding gains on available-for-sale securities	$1,460	$(570)	$890
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	148	(60)	88
Accumulated other comprehensive income	$1,107	$(460)	$647

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
June 30, 2015
Unrealized holding (losses) on available-for-sale securities	$(192)	$31	$(161)
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	443	(178)	265
Accumulated other comprehensive (loss) income	$(250)	$23	$(227)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Three Months Ended June 30, 2016:
Balance, beginning of period	$420	$(331)	$96	$185
Other comprehensive income (loss) before reclassifications	470	—	20	490
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(28)	(28)
Other comprehensive income (loss)	470	—	(8)	462
Balance, end of period	$890	$(331)	$88	$647

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2015:
Balance, beginning of period	$326	$(331)	$276	$271
Other comprehensive income (loss) before reclassifications	(487)	—	55	(432)
Amounts reclassified from accumulated other comprehensive income (loss)		—	(66)	(66)
Other comprehensive income (loss)	(487)	—	(11)	(498)
Balance, end of period	$(161)	$(331)	$265	$(227)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Six Months Ended June 30, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income (loss) before reclassifications	800	—	20	820
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(43)	(43)
Other comprehensive income (loss)	800	—	(23)	777
Balance, end of period	$890	$(331)	$88	$647

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Six Months Ended June 30, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	(437)	—	55	(382)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(93)	(93)
Other comprehensive income (loss)	(437)	—	(38)	(475)
Balance, end of period	$(161)	$(331)	$265	$(227)

(8) Recent Accounting Pronouncements
ASU Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. Upon initial recognition, the allowance for credit losses is added to the purchase price ("gross up approach") to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets will use the CECL model described above.

The ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.

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
ASU Update 2015-16 Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

In September 2015, the FASB issued ASU 2015-16 "Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," to require adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and for all other entities for fiscal years beginning after December 31, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Adoption of this guidance in 2016 did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements related to this guidance.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2016:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$5,558	$—	$5,558
Residential collateralized mortgage obligations- GSE	—	17,832	—	17,832
Residential mortgage backed securities – GSE	—	35,779	—	35,779
Obligations of state and political subdivisions	—	21,672	—	21,672
Trust preferred debt securities – single issuer	—	2,088	—	2,088
Corporate debt securities	10,800	16,643	—	27,443
Other debt securities	—	955	—	955
Total	$10,800	$100,527	$—	$111,327

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$5,481	$—	$5,481
Residential collateralized mortgage obligations- GSE	—	8,287	—	8,287
Residential mortgage backed securities – GSE	—	32,635	—	32,635
Obligations of state and political subdivisions	—	21,436	—	21,436
Trust preferred debt securities – single issuer	—	2,136	—	2,136
Corporate debt securities	14,043	6,379	—	20,422
Other debt securities	—	971	54	1,025
Total	$14,043	$77,325	$54	$91,422
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2016:
Impaired loans	$—	$—	$3,655	$3,655
Other real estate owned	—	—	166	166

December 31, 2015:
Impaired loans	$—	$—	$3,960	$3,960
Other real estate owned	—	—	966	966
Impaired loans measured at fair value and included in the above table at June 30, 2016 consisted of 5 loans having an aggregate recorded investment of $3.8 million and specific loan loss allowances of $130,000.  Impaired loans measured at fair value and included in the above table at December 31, 2015 consisted of 9 loans having an aggregate balance of $4.3 million with a specific loan loss allowance of $326,000.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$3,655	Appraisal of collateral (1)	Appraisal adjustments (2)	3% - 100% (41.6%)
Other real estate owned	$166	Appraisal of collateral (1)	Appraisal adjustments (2)	3.1%
December 31, 2015
Impaired loans	$3,960	Appraisal of collateral (1)	Appraisal adjustments (2)	11%-44% (29.6%)
Other real estate owned	$966	Appraisal of collateral (1)	Appraisal adjustments (2)	11%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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
Gross Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses that use market rates as of the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.
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
Borrowings and Subordinated Debt (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity. For subordinated debt, which reprices quarterly, the fair value is based on inputs that are observable either directly or indirectly for similar debt obligations.

The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$13,650	$13,650	$—	$—	$13,650
Securities available for sale	111,327	10,800	100,527	—	111,327
Securities held to maturity	122,635	—	127,899	—	127,899
Loans held for sale	3,228	—	3,277	—	3,277
Net loans	754,090	—	—	758,697	758,697
Accrued interest receivable	3,051	—	3,051	—	3,051
Deposits	(791,486)	—	(792,085)	—	(792,085)
Borrowings	(149,865)	—	(150,232)	—	(150,232)
Redeemable subordinated debt	(18,557)	—	(11,641)	—	(11,641)
Accrued interest payable	(846)	—	(846)	—	(846)

December 31, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$11,368	$11,368	$—	$—	$11,368
Securities available for sale	91,422	14,043	77,325	54	91,422
Securities held to maturity	123,261	—	127,157	—	127,157
Loans held for sale	5,997	—	6,115	—	6,115
Net loans	674,561	—	—	680,719	680,719
Accrued interest receivable	2,853	—	2,853	—	2,853
Deposits	(786,757)	—	(786,594)	—	(786,594)
Borrowings	(58,896)	—	(59,347)	—	(59,347)
Redeemable subordinated debt	(18,557)	—	(11,641)	—	(11,641)
Accrued interest payable	(846)	—	(846)	—	(846)
Loan commitments and standby letters of credit as of June 30, 2016 and December 31, 2015 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three and six months ended June 30, 2016 and financial condition at June 30, 2016 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.
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
When used in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Summary
The Company reported net income of $2.3 million for the three months ended June 30, 2016 and the three months ended June 30, 2015. Net income per diluted share was $0.28 for the second quarter of 2016 compared to net income per diluted share of $0.29 for the second quarter of 2015. Net income per diluted share declined slightly due to the higher average number of diluted shares outstanding in 2016.
The Company reported net income of $4.5 million or $0.56 per diluted share for the six month period ended June 30, 2016 compared to net income of $4.6 million or $0.57 per diluted share for the six month period ended June 30, 2015.
Return on average assets and return on average equity were 0.95% and 9.36%, respectively, for the three months ended June 30, 2016 compared to return on average assets and return on average equity of 0.95% and 10.42%, respectively, for the three months ended June 30, 2015. Book value and tangible book value per share were $12.78 and $11.13, respectively at June 30, 2016.
Return on average assets and return on average equity were 0.94% and 9.28%, respectively, for the six months ended June 30, 2016 compared to return on average assets and return on average equity of 0.95% and 10.42%, respectively, for the six months ended June 30, 2015.
Second Quarter Highlights

•	Net income was $2.3 million in the second quarter of 2016 and the second quarter of 2015.

•
Net interest income was $8.6 million in the second quarter of 2016, a decrease of $797,000 from $9.4 million in the second quarter of 2015, and the net interest margin was 3.86% and 4.20% on a tax equivalent basis for the respective periods.

•	Loans held in portfolio increased $102.1 million during the quarter to $759.8 million at June 30, 2016 and the loan to asset ratio was 71.3% at June 30, 2016.

•
During the second quarter of 2016, $1.3 million of non-performing assets were resolved and non-performing assets declined to $5.3 million and 0.50% of assets at June 30, 2016 from $7.0 million and 0.72% of assets, respectively, at December 31, 2015.

•
The Bank recorded a credit (negative) provision for loan losses of $100,000 in the second quarter of 2016 due to lower historical loan loss reserve factors that reflected the improvement in loan credit quality, the resolution and reduction of non-performing loans, the low level of net charge-offs over the prior five quarters and net recoveries of $280,000 in the second quarter of loans previously charged-off.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.9% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2016 compared to 82.6% of net revenues for the three months ended June 30, 2015. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.
For the six months ended June 30, 2016, net interest income represented 84.5% of the Company's net revenues compared to 81.3% of net revenues for the six months ended June 30, 2015.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three and six month periods ended June 30 2016 and 2015. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$18,659	$18	0.38%	$8,223	$6	0.28%
Investment Securities:
Taxable	149,629	815	2.18%	129,888	790	2.43%
Tax-exempt (4)	80,036	770	3.85%	80,121	785	3.92%
Total	229,665	1,585	2.76%	210,009	1,575	3.00%
Loan Portfolio: (1)
Construction	88,411	1,309	5.95%	96,764	1,539	6.38%
Residential real estate	42,125	449	4.27%	43,904	463	4.22%
Home Equity	23,895	251	4.23%	22,460	267	4.78%
Commercial and commercial real estate	321,983	4,431	5.53%	313,610	4,528	5.79%
Mortgage warehouse lines	192,553	2,048	4.28%	217,199	2,360	4.36%
Installment	580	6	4.34%	505	6	4.54%
All Other Loans	4,615	24	2.09%	11,221	75	2.67%
Total	674,162	8,518	5.08%	705,663	9,238	5.27%
Total Interest-Earning Assets	922,486	$10,121	4.41%	923,895	$10,819	4.71%
Allowance for Loan Losses	(7,432)			(7,698)
Cash and Due From Bank	5,065			7,680
Other Assets	60,092			63,073
Total Assets	$980,211			$986,950
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$294,048	$270	0.37%	$304,755	$250	0.33%
Savings Accounts	205,997	302	0.59%	198,252	230	0.47%
Certificates of Deposit	143,057	416	1.17%	152,253	432	1.14%
Other Borrowed Funds	47,028	165	1.41%	51,085	153	1.21%
Redeemable Subordinated Debt	18,557	104	2.24%	18,557	88	1.89%
Total Interest-Bearing Liabilities	708,687	$1,257	0.71%	724,902	$1,153	0.64%
Net Interest Spread (2)			3.70%			4.07%
Demand Deposits	165,396			163,223
Other Liabilities	6,737			8,975
Total Liabilities	880,820			897,100
Shareholders’ Equity	99,391			89,850
Total Liabilities and Shareholders’ Equity	$980,211			$986,950
Net Interest Margin (3)		$8,864	3.86%		$9,666	4.20%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $250 and $255 for the three months ended June 30, 2016 and June 30 2015, respectively.

(Dollars in thousands)	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$30,611	$67	0.44%	$24,420	$31	0.25%
Investment Securities:
Taxable	142,420	1,632	2.29%	131,611	1,607	2.44%
Tax-exempt (4)	80,348	1,540	3.83%	84,867	1,645	3.88%
Total	222,768	3,172	2.85%	216,478	3,252	3.00%
Loan Portfolio: (1)
Construction	92,392	2,661	5.79%	96,944	3,080	6.41%
Residential real estate	40,583	858	4.23%	44,797	936	4.22%
Home Equity	23,539	490	4.19%	22,305	506	4.58%
Commercial and commercial real estate	313,655	8,884	5.70%	310,249	8,782	5.71%
Mortgage warehouse lines	178,912	3,836	4.31%	186,682	4,079	4.41%
Installment	564	12	4.29%	443	11	4.81%
All Other Loans	6,185	84	2.73%	9,732	133	2.73%
Total	655,830	16,825	5.16%	671,152	17,527	5.27%
Total Interest-Earning Assets	909,209	$20,064	4.43%	912,050	$20,810	4.60%
Allowance for Loan Losses	(7,525)			(7,467)
Cash and Due From Bank	5,120			10,127
Other Assets	59,534			62,664
Total Assets	$966,338			$977,374
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$295,382	$539	0.37%	$306,486	$506	0.33%
Savings Accounts	204,663	573	0.56%	196,889	455	0.47%
Certificates of Deposit	143,379	826	1.16%	157,809	883	1.13%
Other Borrowed Funds	37,054	301	1.63%	36,524	279	1.54%
Trust Preferred Securities	18,557	203	2.19%	18,557	174	1.86%
Total Interest-Bearing Liabilities	699,035	$2,442	0.70%	716,265	$2,297	0.64%
Net Interest Spread (2)			3.73%			3.96%
Demand Deposits	161,593			163,516
Other Liabilities	7,435			8,677
Total Liabilities	868,063			888,458
Shareholders’ Equity	98,275			88,916
Total Liabilities and Shareholders’ Equity	$966,338			$977,374
Net Interest Margin (3)		$17,622	3.89%		$18,513	4.09%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $500 and $559 for the six months ended June 30, 2016 and June 30 2015, respectively.
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Net interest income was $8.6 million for the three months ended June 30, 2016, which represented a decrease of $797,000 compared to net interest income of $9.4 million for the three months ended June 30, 2015. The decrease in net interest income in the second quarter of 2016 compared to the second quarter of 2015 was due primarily to a decrease of $720,000 in interest income on loans and an increase of $104,000 in interest expense on interest-bearing liabilities. Interest income on average earning assets, on a tax-equivalent basis, was $10.1 million for the three months ended June 30, 2016 compared to $10.8 million for the three months ended June 30, 2015. The decrease of $698,000 in interest income was due primarily to a decrease in average loan balances to $674.2 million for the three month period ended June 30, 2016 from $705.7 million for the three month period ended June 30, 2015 and the lower yield on loans of 5.08% for the three months ended June 30, 2016 compared to the yield on loans of 5.27% for the three months ended June 30, 2015. The yield on loans declined due to the continued low interest rate environment as new loans were originated at yields lower than the average yield on loans in the prior period.
Interest expense on average interest-bearing liabilities was $1.3 million, or 0.71%, for the second quarter of 2016 compared to $1.2 million, or 0.64%, for the second quarter of 2015. The increase of $104,000 in interest expense on interest-bearing liabilities for the second quarter of 2016 compared to the second quarter of 2015 primarily reflects higher short-term market interest rates in 2016 compared to 2015. The Federal Reserve Board increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market rates in 2016.
The net interest margin, on a tax-equivalent basis, declined to 3.86% for the three months ended June 30, 2016 compared to 4.20% for the three months ended June 30, 2015, primarily due to the lower yield on interest-earning assets.
Average interest-earning assets decreased by $1.4 million, or 0.15%, to $922.5 million for the three month period ended June 30, 2016 from $923.9 million for the three month period ended June 30, 2015 due to the decrease in average loan balances, which was partially offset by the increase in average investment securities. The overall yield on interest-earning assets, on a tax-equivalent basis, decreased 30 basis points to 4.41% for the three month period ended June 30, 2016 compared to 4.71% for the three month period ended June 30, 2015 due primarily to the decrease in the average balance of loans, primarily mortgage warehouse lines utilized, for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.
Average interest-bearing liabilities decreased by $16.2 million, or 2.2%, to $708.7 million for the three months ended June 30, 2016 from $724.9 million for the three months ended June 30, 2015 due primarily to decreases in certificates of deposit and money market and NOW accounts. Overall, the cost of total interest-bearing liabilities increased 7 basis points to 0.71% for the three months ended June 30, 2016 from 0.64% for the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
For the six months ended June 30, 2016, the Company's net interest income decreased by $832,000, or 4.6%, to $17.1 million compared to $18.0 million for the six months ended June 30, 2015. This decrease was due primarily to the decrease in average loan balances, a decrease in the average yield on interest-earning assets and an increase in interest expense on average interest-bearing liabilities.
Interest expense on average interest-bearing liabilities was $2.4 million, or 0.70%, for the six months ended June 30, 2016 compared to $2.3 million, or 0.64%, for the six months ended June 30, 2015. The increase of $145,000 in interest expense on interest-bearing liabilities for the first six months of 2016 compared to the first six months of 2015 primarily reflects higher short-term market interest rates in 2016 compared to 2015. The Federal Reserve Board increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market rates in 2016.
For the six months ended June 30, 2016, the net interest margin (on a tax-equivalent basis) was 3.89% compared to 4.09% for the six months ended June 30, 2015.
Average interest-earning assets decreased by $2.8 million, or 0.3%, to $909.2 million for the six month period ended June 30, 2016 from $912.1 million for the six month period ended June 30, 2015. The overall yield on interest-earning assets, on a tax-equivalent basis, decreased 17 basis points to 4.43% for the six months ended June 30, 2016 compared to 4.60% for the six months ended June 30, 2015, primarily due to the $15.3 million decrease in the average balance of the loan portfolio for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and the decline in the yield on average loans to 5.16% for the six months ended June 30, 2016 compared to the yield on average loans of 5.27% for the six months ended June 30, 2015.
Average interest-bearing liabilities decreased by $17.2 million, or 2.4%, to $699.0 million for the six months ended June 30, 2016 compared to $716.3 million for the six months ended June 30, 2015 due primarily to decreases in money market and NOW accounts and certificates of deposit. The decrease in deposits was due primarily to a decline in NOW accounts and savings deposits from municipalities of $33.1 million, which was partially offset by an increase of $16.0 million in consumer and business deposits. The total cost of interest-bearing liabilities increased by 6 basis points to 0.70% for the six months ended June 30, 2016 from 0.64% for the six months ended June 30, 2015 primarily due to higher short-term market interest rates in 2016.
Provision for Loan Losses
Three months ended June 30, 2016 compared to three months ended June 30, 2015
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
In general, over the last two years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current lower level of non-performing loans at June 30, 2016. During the last five quarters, net charge-offs declined significantly, which resulted in a reduction of the historical loss factors for certain segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at June 30, 2016. In the second quarter of 2016, net recoveries of $280,000 were recorded. The lower historical loss factors due to the improvement in loan credit quality resulted in a lower estimated allowance for loan losses of $7.5 million at June 30, 2016. Accordingly, a credit (negative) provision for loan losses of $100,000 was recorded for the second quarter of 2016 compared to no provision being recorded in the second quarter of 2015.
At June 30, 2016, non-performing loans decreased by $861,000, or 14.3%, to $5.2 million from $6.0 million at December 31, 2015 and the ratio of non-performing loans to total loans decreased to 0.68% at June 30, 2016 compared to 0.88% at December 31, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
A credit (negative) provision for loan losses of $300,000 was recorded for the six months ended June 30, 2016 compared to a provision for loan losses in the amount of $500,000 for the six months ended June 30, 2015. The credit provision for loan losses for the first six months of 2016 reflected gross recoveries of loans previously charged-off of $383,000, gross charge-offs of $161,000 and net recoveries of $222,000 compared to net charge-offs of $74,000 for the first six months of 2015. Non-performing loans declined to $5.2 million at June 30, 2016 compared to $6.0 million at December 31, 2015.
Non-Interest Income
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Total non-interest income was $1.5 million for the second quarter of 2016, a decrease of $452,000, or 22.7%, compared to $2.0 million for the second quarter of 2015. The Bank originates and sells commercial loans guaranteed by the Small Business Administration ("SBA") and residential mortgage loans in the secondary market. Lower gains of $747,000 from the sales of residential mortgages and SBA loans for the second quarter of 2016 compared to gains of $1.2 million in the second quarter of 2015 were the primary reason for the decrease in non-interest income.
In the second quarter of 2016, $14.5 million of residential mortgages were sold and $308,000 of gains were recorded compared to $43.3 million of loans sold and $685,000 of gains recorded in the second quarter of 2015. Residential mortgage lending activity was lower in the second quarter of 2016 compared to the second quarter of 2015 due principally to turnover of employees in the Bank's residential mortgage unit.
On July 25, 2016, the Bank hired approximately 20 employees, including residential mortgage originators and operations personnel, who will now make up the majority of the Bank’s residential mortgage unit since this unit recently experienced significant employee turnover.  The addition of this experienced and productive residential mortgage lending team is expected to enhance the Bank’s residential mortgage lending capabilities and broaden its lending products to include Federal Housing Administration insured residential mortgages.
SBA guaranteed commercial lending activity and loan sales vary from period to period. In the second quarter of 2016, $4.6 million of SBA loans were sold and gains of $439,000 were recorded compared to $5.2 million of loans sold and gains of $518,000 recorded in the second quarter of 2015.

Service charge revenues decreased to $176,000 for the three months ended June 30, 2016 from $190,000 for the three months ended June 30, 2015 due to a lower volume of service charges and overdraft fees collected on deposit accounts during the second quarter of 2016 compared to the second quarter of 2015.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $157,000 for the three months ended June 30, 2016 compared to $142,000 for the three months ended June 30, 2015.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income increased to $456,000 for the three months ended June 30, 2016 compared to $453,000 for the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Total non-interest income for the six months ended June 30, 2016 was $3.1 million, a decrease of $985,000, or 23.9%, compared to total non-interest income of $4.1 million for the six months ended June 30, 2015. This decrease was due primarily to a decrease of $845,000 in gains on the sale of loans.
Service charge revenues decreased to $373,000 for the six months ended June 30, 2016 from $429,000 for the six months ended June 30, 2015. This decrease was due primarily to lower overdraft fees collected on deposit accounts.
Gains on sales of loans originated for sale decreased by $845,000 to $1.7 million for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015. The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the six months ended June 30, 2016, SBA loan sales were $9.8 million and generated gains on sales of loans of approximately $921,000 compared to SBA loan sales of $11.9 million that generated gains on sales of $1.2 million for the six months ended June 30, 2015.
For the six months ended June 30, 2016, the Bank's residential mortgage banking operation sold $38.5 million of residential mortgage loans, which generated gains from the sales of loans of $729,000. For the six months ended June 30, 2015, the Bank's residential mortgage banking operation sold $77.7 million residential mortgage loans, which generated gains on sale of loans of $1.3 million.
Non-interest income also includes income from BOLI, which amounted to $301,000 for the six months ended June 30, 2016 compared to $276,000 for the six months ended June 30, 2015.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box fees, wire transfer fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income decreased to $808,000 for the six months ended June 30, 2016 compared to $917,000 for the six months ended June 30, 2015 due to lower transaction activity.
Non-Interest Expenses
Non-interest expenses were $6.8 million for the three months ended June 30, 2016, a decrease of $1.1 million, or 14.4%, compared to $8.0 million for the second quarter of 2015. Non-interest expenses decreased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to a $418,000, or 27.1%, decrease in other operating expenses and a decrease in other real estate owned expenses of $381,000.
Non-interest expenses were $13.9 million for the six months ended June 30, 2016, a decrease of $972,000, or 6.6%, compared to $14.8 million for the six months ended June 30, 2015. Non-interest expenses decreased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to a $448,000, or 87.3%, decrease in other real estate owned expenses and a $217,000 decrease in occupancy expense.
The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2016 and 2015:

Non-interest Expenses
(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2015	2015
Salaries and employee benefits	$4,291	$4,478	$8,607	$8,665
Occupancy expense	952	1,048	1,941	2,158
Data processing expenses	314	306	627	625
FDIC insurance expense	105	180	223	370
Other real estate owned expenses	35	416	65	513
Equipment expense	8	13	14	32
Marketing	46	22	82	110
Regulatory, professional and other fees	228	245	410	348
Directors’ fees	23	20	47	48
Amortization of intangible assets	97	106	202	215
Other expenses	724	1,138	1,639	1,745
Total	$6,823	$7,972	$13,857	$14,829
`
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Salaries and employee benefits, which represent the largest portion of non-interest expenses, decreased by $187,000, or 4.2%, to $4.3 million for the three months ended June 30, 2016 compared to $4.5 million for the three months ended June 30, 2015. The decrease in salaries and employee benefits was a result of a decrease in full-time equivalent employees, primarily in the residential lending group, and lower commissions in the amount of $243,000 paid to residential loan officers as a result of the lower volume of residential mortgage loans originated. Full-time equivalent employees at June 30, 2016 decreased to 175 as compared to 181 full-time equivalent employees at June 30, 2015.
Occupancy expense decreased by $96,000, or 9.2%, to $952,000 for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015.  The decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to lower depreciation and facilities maintenance expenses.
The cost of data processing services increased slightly to $314,000 for the three months ended June 30, 2016 from $306,000 for the three months ended June 30, 2015.
FDIC insurance expense decreased $75,000 to $105,000 for the three months ended June 30, 2016 compared to $180,000 for the three months ended June 30, 2015 primarily due to a lower assessment rate that reflects the improvement in asset quality and the improved financial performance of the Bank in the last six quarters.
Other real estate owned expenses decreased by $381,000 to $35,000 for the three months ended June 30, 2016 compared to $416,000 for the three months ended June 30, 2015 due to the $382,000 write-down of one OREO property in the second quarter of 2015 and the lower level of OREO in 2016 compared to 2015. At June 30, 2016, the Company held one commercial property with a value of $166,000 as other real estate owned compared to three properties with an aggregate value of $5.3 million at June 30, 2015.
Regulatory, professional and other fees decreased by $17,000, or 6.9%, to $228,000 for the three months ended June 30, 2016 compared to $245,000 for the three months ended June 30, 2015 due primarily to a decrease in consulting fees.
Other expenses decreased by $414,000 to $724,000 for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015 due primarily to decreases in legal expense incurred for the collection and recovery of non-performing assets and telephone and various other operating expenses.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Salaries and employee benefits, which represent the largest portion of non-interest expenses, decreased by $58,000, or 0.7%, to $8.6 million for the six months ended June 30, 2016 compared to $8.7 million for the six months ended June 30, 2015. The decrease in salaries and employee benefits was the result of a decrease in the number of employees and lower commissions paid to residential loan officers as a result of the lower volume of residential mortgage loans originated in the first six months of 2016.

Occupancy expense decreased by $217,000, or 10.1%, to $1.9 million for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015.  The decrease in occupancy expense resulted primarily from decreases in building maintenance expense and depreciation expense.
The cost of data processing services increased slightly to $627,000 for the six months ended June 30, 2016 from $625,000 for the six months ended June 30, 2015.
FDIC insurance expense decreased to $223,000 for the six months ended June 30, 2016 compared to $370,000 for the six months ended June 30, 2015 primarily as a result of a lower assessment rate, which reflected the lower level of net charge-offs, the lower level of non-performing assets and the improved financial performance of the Bank in the last six quarters.
Other real estate owned expenses decreased by $448,000 to $65,000 for the six months ended June 30, 2016 compared to $513,000 for the six months ended June 30, 2015 primarily due to no write-downs of the carrying value of OREO assets compared to a $382,000 write-down in the first six months of 2015 and the significant reduction in OREO assets. At June 30, 2016, there was one commercial property with a value of $166,000 compared to three properties with an aggregate value of $5.3 million at June 30, 2015.
Regulatory, professional and other fees increased by $62,000, or 17.8%, to $410,000 for the six months ended June 30, 2016 compared to $348,000 for the six months ended June 30, 2015 due primarily to higher examination fees.
Other expenses decreased $106,000 to $1.6 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015 as a result of decreases in legal fees and telephone expense.  All other expenses are comprised of a variety of operating expenses, as well as expenses associated with lending activities.

Income Taxes
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Pre-tax income was $3.4 million for the three months ended June 30, 2016 and the three months ended June 30, 2015.
The Company recorded income tax expense of $1.1 million for the three months ended June 30, 2016 and the three months ended June 30, 2015. The effective income tax rate was 32.5% for the three months ended June 30, 2016 and the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Pre-tax income decreased $45,000 to $6.7 million for the six months ended June 30, 2016 compared to pre-tax income of $6.7 million for the six months ended June 30, 2015.
The Company recorded income tax expense of $2.2 million for the six months ended June 30, 2016, which resulted in an effective tax rate of 32.3%, compared to income tax expense of $2.2 million and an effective tax rate of 32.1% for the six months ended June 30, 2015. The slight decrease in income tax expense for the six months ended June 30, 2016 was primarily due to the lower amount of pre-tax income in the period compared to the six months ended June 30, 2015.
Financial Condition
June 30, 2016 Compared with December 31, 2015
Total consolidated assets at June 30, 2016 were $1.07 billion, representing an increase of $100.7 million, or 10.4%, from total consolidated assets of $968.0 million at December 31, 2015.  The increase in assets was primarily attributable to an increase of $79.5 million in net loans and a $19.3 million increase in investment securities which were funded primarily by a $91.0 million increase in borrowed funds and an increase of $4.7 million in deposits.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2016 totaled $13.7 million compared to $11.4 million at December 31, 2015, an increase of $2.3 million, or 20.1%. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at June 30, 2016 were $3.2 million compared to $6.0 million at December 31, 2015. As indicated in the Consolidated Statements of Cash Flows, residential mortgage loans originated for sale were $35.7 million for the six months ended June 30, 2016 compared to $78.5 million for the six months ended June 30, 2015. As a result of turnover of employees in the Bank's residential mortgage unit in the first six months of 2016, the Bank originated and sold a lower level of residential mortgage loans during the first six months of 2016 compared to the first six months of 2015. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities
Investment securities represented approximately 21.9% of total assets at June 30, 2016 and approximately 22.2% of total assets at December 31, 2015. Total investment securities increased $19.3 million, or 9.0%, to $234.0 million at June 30, 2016 from $214.7 million at December 31, 2015. Purchases of investment securities totaled $40.1 million during the six months ended June 30, 2016, and proceeds from calls, maturities and repayments totaled $22.2 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At June 30, 2016, securities available for sale totaled $111.3 million, an increase of $19.9 million, or 21.8%, compared to securities available for sale totaling $91.4 million at December 31, 2015.
At June 30, 2016, the securities available for sale portfolio had net unrealized gains of $1.5 million compared to net unrealized gains of $203,000 at December 31, 2015.  These unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2016, securities held to maturity were $122.6 million, a decrease of $626,000 from $123.3 million at December 31, 2015.  The fair value of the held to maturity portfolio at June 30, 2016 was $127.9 million.
Loans
The loan portfolio, which represents the Bank's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be financing mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial mortgage loans and commercial real estate loans on income producing assets.
The following table represents the components of the loan portfolio at June 30, 2016 and December 31, 2015:

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2016		December 31, 2015
Component	Amount	%	Amount	%
Construction loans	$93,221	12%	$93,745	14%
Residential real estate loans	49,087	7%	40,744	6%
Commercial business	105,103	14%	99,277	15%
Commercial real estate	223,124	29%	207,250	30%
Mortgage warehouse lines	264,344	35%	216,572	32%
Loans to individuals	24,730	3%	23,074	3%
All other loans	197	—%	233	—%
Gross loans	759,806	—%	680,895	—%
Deferred loan fees and costs, net	1,766		1,226
Total loans	$761,572	100%	$682,121	100%
Total loans increased by $79.5 million, or 11.6%, to $761.6 million at June 30, 2016 compared to $682.1 million at December 31, 2015.
Mortgage warehouse lines' outstanding balances increased $47.8 million to $264.3 million compared to $216.6 million at December 31, 2015, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers that were due to the seasonality of home purchase activity in our markets.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.   In the second quarter of 2016, the Bank funded $998.0 million of residential mortgages through customers' warehouse lines of credit compared to $1.1 billion in the second quarter of 2015. The decline in the volume of loans funded was primarily due to a $144.0 million decrease in the amount of refinanced loans, which was partially offset by an increase of $66.0 million of loans for the purchase of homes.
Commercial business loans increased $5.8 million, or 5.9%, during the first six months of 2016. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $15.9 million, or 7.7%, during the first six months of 2016. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.
Construction loans decreased $524,000 to $93.2 million during the first six months of 2016. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
Non-accrual loans decreased $861,000 to $5.2 million at June 30, 2016 from $6.0 million at December 31, 2015.  The major segments of non-accrual loans consist of commercial real estate loans and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	June 30	December 31,
(Dollars in thousands)	2016	2015
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	5,159	6,020
Total non-performing loans	5,159	6,020
Other real estate owned	166	966
Other repossessed assets	—	—
Total non-performing assets	5,325	6,986
Performing troubled debt restructurings	1,022	1,535
Performing troubled debt restructurings and total non-performing assets	$6,347	$8,521

Non-performing loans to total loans	0.68%	0.88%
Non-performing loans to total loans excluding mortgage warehouse lines	1.04%	1.29%
Non-performing assets to total assets	0.50%	0.72%
Non-performing assets to total assets excluding mortgage warehouse lines	0.66%	0.93%
Total non-performing assets and performing troubled debt restructurings to total assets	0.59%	0.88%
Non-performing loans to total loans decreased to 0.68% at June 30, 2016 from 0.88% at December 31, 2015 principally due to the improvement in loan credit quality and a decrease in non-performing loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.
Non-performing assets decreased by $1.7 million to $5.3 million at June 30, 2016 from $7.0 million at December 31, 2015.  Other real estate owned totaled $166,000 at June 30, 2016 compared to $966,000 at December 31, 2015.  OREO at June 30, 2016 was comprised of one commercial real estate property with a value of $166,000.
At June 30, 2016, the Bank had nine loans totaling $4.1 million which were troubled debt restructurings.  Four of these loans totaling $3.1 million are included in the above table as non-accrual loans; the remaining five loans totaling $1.0 million are considered performing. At December 31, 2015, the Bank had ten loans totaling $4.7 million that were troubled debt restructurings. Three of these loans totaling $3.2 million are included in the above table as non-accrual loans and the remaining loans totaling $1.5 million are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality totaling $464,000 at June 30, 2016 and $759,000 at December 31, 2015 were not classified as non-performing loans.
Non-performing assets represented 0.50% of total assets at June 30, 2106 compared to 0.72% of total assets at December 31, 2015.
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

Summary of Real Estate Owned Activity
(in thousands)
	Three months ended June 30, 2016		Six months ended June 30, 2016

Balance - March 31, 2016	$1,144	Balance - January 1, 2016	$966
Transfers into real estate owned	—	Transfer into real estate owned	142
Sale of real estate owned	(1,002)	Sale of real estate owned	(1,002)
Cost of improvements on real estate owned	24	Cost of improvements on real estate owned	60
Balance - June 30, 2016	$166	Balance - June 30, 2016	$166

Changes in other real estate owned during the three months ended June 30, 2016 consisted principally of the sale of one residential property with a fair value of $1.0 million.

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
Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification ASC Topic 310 (formerly SFAS 114).  The second major component is an estimation of losses under ASC Topic 450 (formerly SFAS 5), which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses that includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.
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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses (Dollars in thousands)
	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2016	2015	2015
Balance, beginning of period	$7,560	$6,925	$6,925
(Credit) provision charged to operating expenses	(300)	1,100	500
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(161)	(477)	(88)
Loans to individuals	—	(14)	—
Lease financing	—	—	—
All other loans	—	—	—
	(161)	(491)	(88)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial business and commercial real estate	380	20	12
Loans to individuals	3	6	2
Lease financing	—	—	—
All other loans	—	—	—
	383	26	14
Net charge offs	222	(465)	(74)
Balance, end of period	$7,482	$7,560	$7,351
Loans :
At period end	$761,572	$682,121	$758,506
Average during the period	651,160	675,531	662,652
Net recoveries (charge offs) to average loans outstanding	0.03%	(0.07)%	(0.01)%
Net recoveries (charge offs) to average loans outstanding, excluding mortgage warehouse loans	0.04%	(0.10)%	(0.02)%
Allowance for loan losses to :
Total loans at period end	0.98%	1.11%	0.97%
Total loans at period end excluding mortgage warehouse loans	1.27%	1.44%	1.30%
Non-performing loans	145.02%	125.59%	158.78%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of June 30, 2016 and December 31, 2015, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	June 30, 2016			December 31, 2015
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial business and commercial real estate loans	$4,380	1.33%	43%	5,054	1.65%	45%
Construction loans	975	1.05%	12%	1,025	1.09%	14%
Residential real estate loans	294	0.60%	7%	288	0.71%	6%
Loans to individuals	119	0.48%	3%	109	0.47%	3%
Subtotal	5,768	1.16%	65%	6,476	1.39%	68%
Mortgage warehouse lines	1,190	0.45%	35%	866	0.40%	32%
Unallocated reserves	524	—	—	218	—	—
Total	$7,482	0.98%	100%	$7,560	1.11%	100%
The Company recorded a credit (negative) provision for loan losses in the amount of $100,000 for the three months ended June 30, 2016 and did not record a provision for the three months ended June 30, 2015.   The Company recorded a credit to the provision for loan losses in the amount of $100,000 in the second quarter of 2016 due to lower historical loan loss factors resulting from the resolution and reduction of non-performing loans, the improvement in loan credit quality and the low level of charge-offs over the past five quarters. Net recoveries on loans that were previously charged-off were $280,000 for the three months ended June 30, 2016 compared to net charge-offs of $13,000 for the three months ended June 30, 2015. Net recoveries of loans that were previously charged-off were $222,000 for the six months ended June 30, 2016 compared to net charge-offs of $74,000 for the six months ended June 30, 2015. There was a significant favorable impact on the amount of the allowance for loan losses allocated to commercial business loans at June 30, 2016 due to the significant reduction of net charge-offs in the two year historical loss calculation period. In the second quarter of 2014, the Bank recorded a charge-off of approximately $3.7 million due to fraudulent misrepresentations by a commercial borrower and its principals. This substantial charge-off was no longer included in the historical loss calculation period at June 30, 2016 and the historical loss rate declined accordingly.
At June 30, 2016, the allowance for loan losses was $7.5 million, a $78,000 decrease from the allowance for loan losses at December 31, 2015. As a percentage of total loans, the allowance was 0.98% at the end of the second quarter of 2016 and 1.11% at year-end 2015.   The allowance for loan losses was 145% of non-accrual loans at June 30, 2016 compared to 126% of non-accrual loans at December 31, 2015. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at June 30, 2016 and December 31, 2015.

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Demand
Non-interest bearing	$170,793	$159,918
Interest bearing	275,498	284,547
Savings	201,692	196,324
Time	143,503	145,968
Total	$791,486	$786,757

At June 30, 2016, total deposits were $791.5 million, an increase of $4.7 million, or 0.60%, from $786.8 million at December 31, 2015.  Overall, the increase in deposits was due primarily to an increase of $10.9 million in non-interest bearing demand deposits and an increase of $5.4 million in savings deposits, which were partially offset by a decrease of $9.0 million in interest bearing demand deposits and a decrease of $2.5 million in time deposits. Since December 31, 2015, total deposits from consumers and businesses have increased $20.4 million and deposits from municipalities have declined by $15.7 million, which includes a decline of $9.1 million in savings deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $149.9 million at June 30, 2016, consisting of $97.7 million in overnight borrowings from the FHLB, $32.0 million in fed funds purchased from correspondent banks and $20.2 million of long-term FHLB borrowings, compared to $58.9 million at December 31, 2015, which consisted of $38.6 million of overnight borrowings from the FHLB and $20.3 million of long-term FHLB borrowings.
Liquidity
At June 30, 2016, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.
Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest. Investment securities and loans may also be pledged to the FHLB to collateralize additional borrowings.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Long-term and short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earnings assets.
The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $534.4 million, of its total assets at June 30, 2016.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2016, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $69.8 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, of which $32.0 million was utilized.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2016, the balance of cash and cash equivalents was $13.7 million.
Net cash provided by operating activities totaled $6.0 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2015.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses, and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the six months ended June 30, 2016 was greater than net cash provided by operating activities for the six months ended June 30, 2015 due primarily to a higher amount of net proceeds from the origination and sale of loans.
Net cash used in investing activities totaled $99.4 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $88.8 million for the six months ended June 30, 2015. The primary use of cash in investing activities for the first six months of 2016 was the net increase in loans of $79.5 million compared to a net increase in loans of $104.2 million for the first six months of 2015. The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the six months ended June 30, 2016 and June 30, 2015, prepayments and maturities of investment securities totaled $22.2 million and $35.5 million, respectively. Cash was used to purchase investment securities of $40.1 million for the six months ended June 30, 2016 compared to purchases of $14.6 million of investment securities for the six months ended June 30, 2015.
Net cash provided by financing activities was $95.7 million for the six months ended June 30, 2016 compared to $85.9 million of net cash provided by financing activities for the six months ended June 30, 2015.  The primary source of funds for the 2016 period was the increase in borrowed funds of $91.0 million and an increase in deposits of $4.7 million. The primary source of funds in the 2015 period was the increase in borrowed funds of $105.6 million, which was partially offset by a decrease in deposits of $19.7 million.

Shareholders’ Equity and Dividends
Shareholders’ equity increased by $5.7 million, or 5.9%, to $101.6 million at June 30, 2016 from $96.0 million at December 31, 2015.  Tangible book value per common share increased by $0.69 to $11.13 at June 30, 2016 from $10.44 at December 31, 2015.   The ratio of average shareholders’ equity to total average assets was 10.17% at June 30, 2016 compared to 9.34% at December 31, 2015.
Shareholders’ equity increased $5.7 million due to an increase of $4.5 million in retained earnings, an increase of $777,000 in accumulated other comprehensive income, and $379,000 in share based compensation, which were partially offset by $24,000 in treasury stock purchases for the six months ended June 30, 2016.
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
Disclosure of repurchases of Company shares made during the quarter ended June 30, 2016 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Company
Common equity Tier 1 (CET1)	$88,611	9.52%	$41,884	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	114,093	12.26%	74,461	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	106,611	11.45%	55,846	>6%	N/A	N/A
Tier 1 Leverage Capital	106,611	11.02%	38,714	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$104,195	11.19%	$41,884	>4.5%	$60,500	≥6.5%
Total Capital to Risk Weighted Assets	111,677	12.00%	74,461	>8%	93,076	≥10%
Tier 1 Capital to Risk Weighted Assets	104,195	11.19%	55,846	>6%	74,461	≥8%
Tier 1 Leverage Capital	104,195	10.77%	38,714	>4%	48,392	>5%

As of December 31, 2015
Company
Common equity Tier 1 (CET1)	$83,994	10.03%	$37,628	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	$109,554	13.08%	$66,894	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	101,994	12.18%	50,170	>6%	N/A	N/A
Tier 1 Leverage Capital	101,994	10.80%	37,765	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$99,631	11.90%	$37,628	>4.5%	$54,431	≥6.5%
Total Capital to Risk Weighted Assets	$107,191	12.80%	$66,894	>8%	$83,739	>10%
Tier 1 Capital to Risk Weighted Assets	99,631	11.90%	50,170	>6%	66,991	≥8%
Tier 1 Leverage Capital	99,631	10.55%	37,765	>4%	47,211	>5%
In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act.  The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.
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
At June 30, 2016, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

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
Under the interest rate risk policy established by the Company's Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and economic value of equity. Due to the current low level of market interest rates, the current monetary policy of the Federal Reserve Board and recent communications from the Federal Reserve Board, management believes that is is more likely that market interest rates may increase than decrease over the intermediate term. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and economic value of equity.
Based upon the current interest rate environment, as of June 30, 2016, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$42,237	$3,085	7.9%	$140,810	$(2,562)	(1.8)%
+200	41,049	1,897	4.8%	142,429	(943)	(0.7)%
—	39,152	—	—%	143,372	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2016.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2016	April 30, 2016	—	$—	—	394,141
May 1, 2016	May 31, 2016	—	$—	—	394,141
June 1, 2016	June 30, 2016	—	$—	—	394,141
Total		—	$—	—	394,141

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

10.2	*
Amended and Restated Indemnification Agreement, dated as of April 24, 2013, by and between Rumson-Fair Haven Bank and Trust Company and James G. Aaron (which was assumed by 1st Constitution Bank following the merger of Rumson-Fair Haven Bank and Trust Company with and into 1st Constitution Bank)

10.3	*	Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: August 10, 2016	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:August 10, 2016	By:	/s/ STEPHEN J. GILHOOLY
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

10.2	*
Amended and Restated Indemnification Agreement, dated as of April 24, 2013, by and between Rumson-Fair Haven Bank and Trust Company and James G. Aaron (which was assumed by 1st Constitution Bank following the merger of Rumson-Fair Haven Bank and Trust Company with and into 1st Constitution Bank)

10.3	*	Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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