Form 10-Q
period 2016-09-30
1ST CONSTITUTION BANCORP
filed 2016-11-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 31, 2016, there were 7,983,294 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and Due From Banks	$16,947	$11,368
Federal Funds Sold/Short-Term Investments	—	—
Total cash and cash equivalents	16,947	11,368
Investment Securities:
Available for sale, at fair value	103,114	91,422
Held to maturity (fair value of $125,841 and $127,157 at September 30, 2016 and December 31, 2015, respectively)	121,236	123,261
Total investment securities	224,350	214,683

Loans Held for Sale	10,416	5,997
Loans	749,436	682,121
Less- Allowance for loan losses	(7,486)	(7,560)
Net loans	741,950	674,561

Premises and Equipment, Net	10,760	11,109
Accrued Interest Receivable	2,855	2,853
Bank-Owned Life Insurance	22,048	21,583
Other Real Estate Owned	166	966
Goodwill and Intangible Assets	12,981	13,284
Other Assets	12,835	11,587
Total assets	$1,055,308	$967,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$173,946	$159,918
Interest bearing	653,116	626,839
Total deposits	827,062	786,757

Borrowings	97,099	58,896
Redeemable Subordinated Debt	18,557	18,557
Accrued Interest Payable	794	846
Accrued Expenses and Other Liabilities	7,849	6,975
Total liabilities	951,361	872,031

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 8,016,592 and 7,575,492 shares issued and 7,983,294 and 7,545,684 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	71,394	70,845
Retained earnings	32,420	25,589
Treasury Stock, 33,298 shares and 29,808 shares at September 30, 2016 and December 31, 2015, respectively	(368)	(344)
Accumulated other comprehensive income (loss)	501	(130)
Total shareholders’ equity	103,947	95,960
Total liabilities and shareholders’ equity	$1,055,308	$967,991
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans, including fees	$9,489	$9,527	$26,314	$27,054
Securities:
Taxable	827	776	2,459	2,383
Tax-exempt	514	522	1,554	1,608
Federal funds sold and short-term investments	13	7	79	38
Total interest income	10,843	10,832	30,406	31,083

INTEREST EXPENSE:
Deposits	1,051	921	2,989	2,765
Borrowings	197	159	498	438
Redeemable subordinated debentures	107	89	311	263
Total interest expense	1,355	1,169	3,798	3,466

Net interest income	9,488	9,663	26,608	27,617
(CREDIT) PROVISION FOR LOAN LOSSES	—	100	(300)	600
Net interest income after (credit) provision for loan losses	9,488	9,563	26,908	27,017

NON-INTEREST INCOME:
Service charges on deposit accounts	185	186	558	615
Gain on sales of loans, net	876	783	2,525	3,278
Income on Bank-owned life insurance	113	144	414	420
Other income	586	314	1,392	1,231
Total non-interest income	1,760	1,427	4,889	5,544

NON-INTEREST EXPENSES:
Salaries and employee benefits	4,532	4,373	13,138	13,037
Occupancy expense	1,006	963	2,946	3,121
Data processing expenses	314	326	941	951
FDIC insurance expense	105	160	328	530
Other real estate owned expenses	12	119	76	631
Other operating expenses	1,128	1,439	3,522	3,939
Total non-interest expenses	7,097	7,380	20,951	22,209

Income before income taxes	4,151	3,610	10,846	10,352
INCOME TAXES	1,456	1,148	3,616	3,315
Net income	$2,695	$2,462	$7,230	$7,037

NET INCOME PER COMMON SHARE:
Basic	$0.34	$0.31	$0.91	$0.89
Diluted	$0.33	$0.30	$0.89	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,974,323	7,920,192	7,954,212	7,893,719
Diluted	8,185,840	8,079,836	8,159,419	8,058,693
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$2,695	$2,462	$7,230	$7,037
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(211)	698	1,046	80
Tax effect	77	(254)	(380)	(73)
Net of tax amount	(134)	444	666	7

Pension liability	28	(73)	62	19
Tax effect	(11)	29	(25)	(8)
Net of tax amount	17	(44)	37	11

Reclassification adjustment for actuarial (gains) for unfunded pension liability
Income (1)	(48)	(55)	(120)	(210)
Tax effect (2)	19	22	48	84
Net of tax amount	(29)	(33)	(72)	(126)
Total other comprehensive income (loss)	(146)	367	631	(108)
Comprehensive income	$2,549	$2,829	$7,861	$6,929
The accompanying notes are an integral part of these financial statements.

(1)Included in salaries and employee benefits expense on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

(Dollars in thousands)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110

Exercise of stock options and issuance of share grants	(148)	—	331	—	183
Share-based compensation	483	—	—	—	483

Treasury stock purchased (23,791 shares)	—	—	(273)	—	(273)

5% Stock dividend declared March 2015 (358,851 shares)	3,994	(3,994)	—	—	—

Net income for the nine months ended September 30, 2015	—	7,037	—	—	7,037

Other comprehensive loss	—	—	—	(108)	(108)
Balance, September 30, 2015	$65,777	$28,773	$(258)	$140	$94,432

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960
Exercise of stock options	19	—	—	—	19

Share-based compensation	530	—	—	—	530

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Dividends on common stock ($0.05 per share)	—	(399)	—	—	(399)

Net income for the nine months ended September 30, 2016	—	7,230	—	—	7,230

Other comprehensive income	—	—	—	631	631
Balance, September 30, 2016	$71,394	$32,420	$(368)	$501	$103,947
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$7,230	$7,037
Adjustments to reconcile net income to net cash provided by operating activities-
(Credit) provision for loan losses	(300)	600
Provision for loss on other real estate owned	—	382
Depreciation and amortization	970	1,151
Net amortization of premiums and discounts on securities	864	622
Gains on sales of other real estate owned	(31)	—
Gains on sales of loans held for sale	(2,525)	(3,278)
Originations of loans held for sale	(55,090)	(112,980)
Proceeds from sales of loans held for sale	51,928	117,981
Income on Bank–owned life insurance	(414)	(420)
Share-based compensation expense	530	483
(Increase) decrease in accrued interest receivable	(2)	452
Decrease in other assets	829	373
Decrease in accrued interest payable	(52)	(154)
Decrease in accrued expenses and other liabilities	874	341
Net cash provided by operating activities	4,811	12,590
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(28,157)	(7,071)
Held to maturity	(16,591)	(7,578)
Proceeds from maturities and prepayments of securities -
Available for sale	17,034	14,060
Held to maturity	18,432	29,861
Proceeds from Bank-owned life insurance benefits paid	248	—
Net purchase of restricted stock	(1,740)	(1,797)
Net increase in loans	(67,315)	(56,460)
Capital expenditures	(319)	(723)
Cost of improvement to OREO	(60)	—
Proceeds from sales of other real estate owned	1,033	1,367
Purchase of Bank-owned life insurance	(300)	—
Net cash used in investing activities	(77,735)	(28,341)
FINANCING ACTIVITIES:
Exercise of stock options	19	183
Purchase of treasury stock	(24)	(273)
Cash dividends paid to shareholders	—	—
Net increase (decrease) in deposits	40,305	(23,919)
Net increase in borrowings	38,203	40,080
Net cash provided by financing activities	78,503	16,071
Increase in cash and cash equivalents	5,579	320
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,368	14,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,947	$14,865
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$3,850	$3,620
Income taxes	2,590	3,656
Non-cash items: Transfer of loans to other real estate owned	142	966
The accompanying notes are an integral part of these financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
September 30, 2016
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
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2016 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
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
On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares. The Company's Board of Directors determined that it was appropriate to initiate a quarterly cash dividend in light of the Company's strong financial condition, consistent level of net income, stable capital position and sound asset credit quality. The timing and amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.
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

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$2,695	7,974,323	$0.34
Effect of dilutive securities:
Stock options and warrants		211,517
Diluted EPS:
Net income plus assumed conversion	$2,695	8,185,840	$0.33

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2015
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share:
Net income	$2,462	7,920,192	$0.31
Effect of dilutive securities:
Stock options and warrants		159,644
Diluted EPS:
Net income plus assumed conversion	$2,462	8,079,836	$0.30
For the three months ended September 30, 2016 and 2015, 11,130 and 79,145 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$7,230	7,954,212	$0.91
Effect of dilutive securities:
Stock options and warrants		205,207
Diluted EPS:
Net income plus assumed conversion	$7,230	8,159,419	$0.89

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2015
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share:
Net income	$7,037	7,893,719	$0.89
Effect of dilutive securities:
Stock options and warrants		164,974
Diluted EPS:
Net income plus assumed conversion	$7,037	8,058,693	$0.87

For the nine months ended September 30, 2016 and 2015, 20,060 and 57,135 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)
September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,517	$26	$—	$3,543
Residential collateralized mortgage obligations- GSE	15,308	125	(39)	15,394
Residential mortgage backed securities – GSE	33,030	775	(31)	33,774
Obligations of state and political subdivisions	21,639	578	(13)	22,204
Trust preferred debt securities – single issuer	2,477	—	(283)	2,194
Corporate debt securities	24,988	243	(120)	25,111
Other debt securities	906	—	(12)	894
	$101,865	$1,747	$(498)	$103,114

September 30, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	4,081	—	4,081	29	—	4,110
Residential collateralized mortgage obligations – GSE	13,003	—	13,003	384	—	13,387
Residential mortgage backed securities – GSE	42,941	—	42,941	1,587	—	44,528
Obligations of state and political subdivisions	60,554	—	60,554	2,315	(10)	62,859
Trust preferred debt securities-pooled	657	(501)	156	303	—	459
Other debt securities	501	—	501	—	(3)	498
	$121,737	$(501)	$121,236	$4,618	$(13)	$125,841

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations- GSE	8,255	68	(36)	8,287
Residential mortgage backed securities - GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities-single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
	$91,219	$1,039	$(836)	$91,422

December 31, 2015	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations-GSE	13,630	—	13,630	404	—	14,034
Residential mortgage backed securities - GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157
Restricted stock is included in other assets at September 30, 2016 and December 31, 2015 and totaled $5.0 million and $3.3 million, respectively, and consisted of $4.9 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at September 30, 2016 and $3.2 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2015.
Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	—	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations –GSE	2	3,919	(39)	—	—	3,919	(39)
Residential mortgage backed securities-GSE	4	669	(2)	3,565	(29)	4,234	(31)
Obligations of state and political subdivisions	12	3,815	(23)	—	—	3,815	(23)
Trust preferred debt securities- single issuer	4	—	—	2,194	(283)	2,194	(283)
Corporate debt securities	6	6,181	(78)	7,016	(42)	13,197	(120)
Other debt securities	3	—	—	1,369	(15)	1,369	(15)
Total temporarily impaired securities	31	$14,584	$(142)	$14,144	$(369)	$28,728	$(511)

December 31, 2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$5,481	$(42)	$—	$—	$5,481	$(42)
Residential collateralized mortgage obligations –GSE	2	5,894	(36)	—	—	5,894	(36)
Residential mortgage backed securities - GSE	19	20,911	(175)	3,980	(56)	24,891	(231)
Obligations of state and political subdivisions	32	2,760	(19)	6,465	(49)	9,225	(68)
Trust preferred debt securities- single issuer	4	—	—	2,136	(338)	2,136	(338)
Corporate debt securities	4	9,214	(153)	—	—	9,214	(153)
Other debt securities	3	586	(11)	1,025	(28)	1,611	(39)
Total temporarily impaired securities	67	$44,846	$(436)	$13,606	$(471)	$58,452	$(907)
The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	September 30, 2016
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$5,487	$5,503	2.07%
Due after one year through five years	15,694	15,743	1.77%
Due after five years through ten years	42,798	43,796	2.68%
Due after ten years	37,886	38,072	2.70%
Total	$101,865	$103,114	2.50%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,214	$19,231	1.31%
Due after one year through five years	16,529	17,250	4.21%
Due after five years through ten years	25,202	26,482	3.52%
Due after ten years	60,291	62,878	3.30%
Total	$121,236	$125,841	3.17%

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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of September 30, 2016, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$169	$—	$186	$355	$93,484	$93,839	$—	$186
Commercial Business	53	346	563	962	97,185	98,147	—	1,037
Commercial Real Estate	1,075	800	2,707	4,582	228,231	232,813	—	3,193
Mortgage Warehouse Lines	—	—	—	—	254,168	254,168	—	—
Residential Real Estate	—	—	559	559	44,415	44,974	—	559
Consumer
Loans to Individuals	220	—	263	483	23,020	23,503	—	263
Other	—	—	—	—	220	220	—	—
Total loans	1,517	1,146	4,278	6,941	740,723	747,664	—	5,238
Deferred loan fees and costs, net	—	—	—	—	1,772	1,772	—	—
Total loans, net	$1,517	$1,146	$4,278	$6,941	$742,495	$749,436	$—	$5,238
The following table provides an aging of the loan portfolio by loan class at December 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial
Construction	$—	$—	$—	$—	$93,745	$93,745	$—	$—
Commercial Business	530	5	186	721	98,556	99,277	—	304
Commercial Real Estate	789	—	3,996	4,785	202,465	207,250	—	4,321
Mortgage Warehouse Lines	—	—	—	—	216,572	216,572	—	—
Residential Real Estate	—	166	1,132	1,298	39,446	40,744	—	1,132
Consumer
Loans to Individuals	400	—	263	663	22,411	23,074	—	263
Other	—	—	—	—	233	233	—	—
Total loans	1,719	171	5,577	7,467	673,428	680,895	—	6,020
Deferred loan fees and costs, net	—	—	—	—	1,226	1,226	—	—
Total loans, net	$1,719	$171	$5,577	$7,467	$674,654	$682,121	$—	$6,020
`

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired in the merger with Rumson-Fair Haven Bank and Trust Company ("Rumson")with evidence of deteriorated credit quality of $449,000 at September 30, 2016 and $759,000 at December 31, 2015 were not classified as non-performing loans.
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
3w. Watch - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problem has not developed to the point which requires a "special mention" rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The Bank's account officer has the obligation to correct these deficiencies within 30 days from the time of notification.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,468	$89,981	$215,719	$254,168	$44,115
Special Mention	185	7,399	12,215	—	259
Substandard	186	623	4,879	—	600
Doubtful	—	144	—	—	—
Total	$93,839	$98,147	$232,813	$254,168	$44,974

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$23,240	$220
Nonperforming	263	—
Total	$23,503	$220
The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2015:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,558	$90,856	$191,754	$216,572	$39,878
Special Mention	187	7,768	9,311	—	260
Substandard	—	653	6,185	—	606
Doubtful	—	—	—	—	—
Total	$93,745	$99,277	$207,250	$216,572	$40,744

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,811	$233
Nonperforming	263	—
Total	$23,074	$233

Impaired Loans Disclosures
Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments.  When a loan is placed on nonaccrual status, it is also considered to be impaired.  Loans are placed on nonaccrual status when: (1) the full collection of interest or principal becomes uncertain or (2) they are contractually past due 90 days or more as to interest or principal payments unless the loans are both well secured and in the process of collection.
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2016 and December 31, 2015:
Period-End Allowance for Loan Losses by Impairment Method as of September 30, 2016

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$226	$89	$—	$25	$—	$—	$—	$—	$340
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,165	1,493	2,613	1,144	274	111	—	346	—	7,146
Ending Balance	$1,165	$1,719	$2,702	$1,144	$299	$111	$—	$346	$—	$7,486

Loans receivables:
Individually evaluated for impairment	$371	$1,060	$4,059	$—	$559	$263	$—	$—	$—	$6,312
Loans acquired with deteriorated credit quality	—	199	943	—	—	—	—	—	—	1,142
Collectively evaluated for impairment	93,468	96,888	227,811	254,168	44,415	23,240	220	—	1,772	741,982
Ending Balance	$93,839	$98,147	$232,813	$254,168	$44,974	$23,503	$220	$—	$1,772	$749,436
Period-End Allowance for Loan Losses by Impairment Method as of December 31, 2015

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$68	$125	$—	$69	$—	$—	$—	$—	$262
Loans acquired with deteriorated credit quality	—	—	64	—	—	—	—	—	—	64
Collectively evaluated for impairment	1,025	1,937	2,860	866	219	109	—	218	—	7,234
Ending Balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Loans receivables:
Individually evaluated for impairment	$494	$458	$4,833	$—	$1,132	$263	$—	$—	$—	$7,180
Loans acquired with deteriorated credit quality	—	241	1,359	—	—	—	—	—	—	1,600
Collectively evaluated for impairment	93,251	98,578	201,058	216,572	39,612	22,811	233	—	1,226	673,341
Ending Balance	$93,745	$99,277	$207,250	$216,572	$40,744	$23,074	$233	$—	$1,226	$682,121

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2016 and 2015 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2015	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$7,560
Provision charged (credited) to operations	(44)	(392)	46	1	(79)	4	—	264	(200)
Loans charged off	—	—	(60)	—	—	—	—	—	(60)
Recoveries of loans charged off	—	1	—	—	—	1	—	—	2
Balance - March 31, 2016	$981	$1,614	$3,035	$867	$209	$114	$—	$482	$7,302

Provision charged (credited) to operations	(6)	(284)	(263)	323	85	3	—	42	(100)
Loans charged off	—	(101)	—	—	—	—	—	—	(101)
Recoveries of loans charged off	—	1	378	—	—	2	—	—	381
Balance - June 30, 2016	$975	$1,230	$3,150	$1,190	$294	$119	$—	$524	$7,482

Provision charged (credited) to operations	190	486	(448)	(46)	5	(9)	—	(178)	—
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	3	—	—	—	1	—	—	4
Balance - September 30, 2016	$1,165	$1,719	$2,702	$1,144	$299	$111	$—	$346	$7,486

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2014	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$6,925
Provision charged (credited) to operations	(98)	62	(4)	152	13	(13)	—	388	500
Loans charged off	—	(62)	—	—	—	—	—	—	(62)
Recoveries of loans charged off	—	—	—	—	—	1	—	—	1
Balance - March 31, 2015	$1,117	$1,761	$2,389	$1,048	$210	$117	$2	$720	$7,364

Provision charged (credited) to operations	(27)	(81)	49	71	(8)	3	(1)	(6)	—
Loans charged off	—	(26)	—	—	—	—	—	—	(26)
Recoveries of loans charged off	—	5	7	—	—	1	—	—	13
Balance - June 30, 2015	$1,090	$1,659	$2,445	$1,119	$202	$121	$1	$714	$7,351

Provision charged (credited) to operations	(70)	127	507	(137)	17	(6)	(1)	(337)	100
Loans charged off	—	(27)	(287)	—	—	(14)	—	—	(328)
Recoveries of loans charged off	—	7	—	—	—	2	—	—	9
Balance - September 30, 2015	$1,020	$1,766	$2,665	$982	$219	$103	$—	$377	$7,132
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

Impaired Loans Receivables (By Class) – September 30, 2016

(Dollars in thousands)				Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$371	$371	$—	$342	$2	$284	$5
Commercial Business	889	1,061	—	742	3	537	11
Commercial Real Estate	1,631	1,815	—	1,640	23	1,577	70
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	2,891	3,247	—	2,724	28	2,398	86
Residential Real Estate	259	259	—	259	—	885	(2)
Consumer
Loans to Individuals	263	263	—	263	—	263	—
Other	—	—	—	—	—	—	—
Subtotal	263	263	—	263	—	263	—
With no allowance:	$3,413	$3,769	$—	$3,246	$28	$3,546	$84

With an allowance:
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	370	370	226	345	—	233	13
Commercial Real Estate	3,371	3,371	89	3,372	11	3,681	34
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,741	3,741	315	3,717	11	3,914	47
Residential Real Estate	300	316	25	301	—	167	—
Consumer
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$4,041	$4,057	$340	$4,018	$11	$4,081	$47
Total:
Construction	371	371	—	342	2	284	5
Commercial Business	1,259	1,431	226	1,087	3	770	24
Commercial Real Estate	5,002	5,186	89	5,012	34	5,258	104
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	559	575	25	560	—	1,052	(2)
Consumer	263	263	—	263	—	263	—
Total	$7,454	$7,826	$340	$7,264	$39	$7,627	$131

Impaired Loans Receivables (By Class) –December 31, 2015

(Dollars in thousands				For the year ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$494	$494	$—	$477	$27
Commercial Business	488	847	—	492	23
Commercial Real Estate	2,417	2,683	—	2,998	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,399	4,024	—	3,967	144
Residential Real Estate	831	831	—	981	—
Consumer
Loans to Individuals	263	280	—	88	—
Other	—	—	—	—	—
Subtotal	263	280	—	88	—
With no allowance	$4,493	$5,135	$—	$5,036	$144
With an allowance:
Construction	$—	$—	$—	$—	$—
Commercial Business	211	237	68	307	5
Commercial Real Estate	3,775	3,788	189	4,200	154
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,986	4,025	257	4,507	159
Residential Real Estate	301	316	69	100	—
Consumer
Loans to Individuals	—	—	—	175	—
Other	—	—	—	—	—
Subtotal	—	—	—	175	—
With an allowance	$4,287	$4,341	$326	$4,782	$159

Total:
Construction	494	494	—	477	27
Commercial Business	699	1,084	68	799	28
Commercial Real Estate	6,192	6,471	189	7,198	248
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,132	1,147	69	1,081	—
Consumer	263	280	—	263	—
Total	$8,780	$9,476	$326	$9,818	$303

Impaired Loans Receivables (By Class)- September 30, 2015
	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$489	$7	$471	$20
Commercial Business	448	3	489	10
Commercial Real Estate	2,895	27	2,766	89
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,832	37	3,726	119
Residential Real Estate	617	—	1,113	—

Consumer
Loans to Individuals	263	—	263	—
Other	—	—	—	—
Subtotal	263	—	263	—
With no allowance:	$4,712	$37	$5,102	$119
With an allowance:
Construction	$—	$—	$—	$—
Commercial Business	294	—	340	2
Commercial Real Estate	4,477	88	4,662	246
Mortgage Warehouse Lines	—	—	—	—
Subtotal	4,771	88	5,002	248
Residential Real Estate	100	—	33	—
Consumer
Loans to Individuals	—	—	234	—
Other	—	—	—	—
Subtotal	—	—	234	—
With an allowance:	$4,871	$88	$5,269	$248
Total:
Construction	489	7	471	20
Commercial Business	742	3	829	11
Commercial Real Estate	7,372	115	7,428	334
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	717	—	1,146	—
Consumer	263	—	263	—
Total	$9,583	$125	$10,137	$365

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at September 30, 2016 and December 31, 2015:

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Outstanding balance	$1,483	$1,964
Carrying amount	$1,142	$1,600

Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(Dollars in thousands)
Balance at beginning of period	$44	$101	$73	$135
Acquisition of impaired loans	—	—	—	—
Accretion of discount	(7)	(13)	(36)	(47)
Balance at end of period	$37	$88	$37	$88
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure:

(Dollars in thousands)
September 30,
2016		2015
Number of loans	Recorded Investment	Number of loans	Recorded Investment
4	$822	4	$843
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
There was one loan with a recorded investment of $456,000 that was modified as a TDR during the three and nine months ended September 30, 2016. For the year ended December 31, 2015, there was one loan with a recorded investment of $288,000 that was modified as a TDR.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

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
As of September 30, 2016, there were 200,365 shares of common stock available for future grants under the Stock Plans, of which 160,655 shares were available for future grants under the 2013 Equity Incentive Plan and 39,710 shares were available for future grant under the 2015 Directors Stock Plan.
Share-based compensation expense related to options was $33,000 and $36,000 for the nine months ended September 30, 2016 and 2015, respectively.
Transactions under the Stock Plans during the nine months ended September 30, 2016 are summarized as follows:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2016	177,594	$7.41
Granted	11,655	11.98
Exercised	(3,718)	6.71
Forfeited	—	—
Expired	(155)	11.85
Outstanding at September 30, 2016	185,376	$7.71	4.7	$1,118
Exercisable at September 30, 2016	165,499	$7.68	4.5	$1,003

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2016 are as follows:

January 2016

Fair value of options granted	$4.65
Risk-free rate of return	2.25%
Expected option life in years	7
Expected volatility	30.66%
Expected dividends (1)	—
(1) The Company declared its first cash dividend on September 15, 2016. The cash dividend was paid on October 21, 2016.
As of September 30, 2016, there was approximately $78,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Stock Plans. That cost is expected to be recognized over the next four years.

The following table summarizes the activity in non-vested restricted shares for the nine months ended September 30, 2016:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2016	143,879	$8.32
Granted	76,450	12.31
Vested	(57,938)	9.98
Forfeited	(3,000)	12.69
Non-vested at September 30, 2016	159,391	$9.55
The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period for employees and a 2 year service period for non-employee directors with compensation expense recognized on a straight-line basis.
Share-based compensation expense related to stock grants was $497,000 and $447,000 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, there was approximately $1.5 million of unrecognized compensation cost related to non-vested stock grants.  Compensation costs related to non-vested stock grants are recognized over four years for employees and two years for non-employee directors from the date of grant.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and divisional officers. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $22.0 million and $21.6 million at September 30, 2016 and December 31, 2015, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$58	$51	162	217
Interest cost	49	29	134	153
Actuarial gain recognized	(48)	(55)	(120)	(210)
Total	$59	$25	$176	$160

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
September 30, 2016
Unrealized net holding gains on available-for-sale securities	$1,249	$(493)	$756
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	128	(52)	76
Accumulated other comprehensive income	$876	$(375)	$501

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
September 30, 2015
Unrealized net holding gains on available-for-sale securities	$507	$(224)	$283
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	314	(126)	188
Accumulated other comprehensive income	$320	$(180)	$140

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Three Months Ended September 30, 2016:
Balance, beginning of period	$890	$(331)	$88	$647
Other comprehensive income (loss) before reclassifications	(134)	—	17	(117)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(29)	(29)
Other comprehensive income (loss)	(134)	—	(12)	(146)
Balance, end of period	$756	$(331)	$76	$501

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2015:
Balance, beginning of period	$(161)	$(331)	$265	$(227)
Other comprehensive income (loss) before reclassifications	444	—	(44)	400
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(33)	(33)
Other comprehensive income (loss)	444	—	(77)	367
Balance, end of period	$283	$(331)	$188	$140

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Nine Months Ended September 30, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income (loss) before reclassifications	666	—	37	703
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(72)	(72)
Other comprehensive income (loss)	666	—	(35)	631
Balance, end of period	$756	$(331)	$76	$501

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2015:
Balance, beginning of period	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	7	—	11	18
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(126)	(126)
Other comprehensive income (loss)	7	—	(115)	(108)
Balance, end of period	$283	$(331)	$188	$140

(8) Recent Accounting Pronouncements
ASU Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt, (3) settlement of contingent consideration, (4) insurance proceeds, (5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance policies (BOLI) policies, (6) distributions from equity method investees, (7) beneficial interests in securitization transactions and (8) receipts and payments with aspects of more than one class of cash flows.
For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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

ASU Update 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" to simplify the accounting for stock compensation. The ASU focuses on income tax accounting, award classification, estimating forfeitures and cash flow presentation. The ASU also provides certain accounting policy alternatives to nonpublic entities. The ASU simplifies several aspects of the stock compensation guidance in Topic 718 and other related guidance. The following six amendments apply to all entities: (1) accounting for income taxes upon vesting or exercise of share-based payments and related EPS effects, (2) classification of excess tax benefits on the statement of cash flows, (3) accounting for forfeitures, (4) liability classification exception for statutory tax withholding requirements, (5) cash flow presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes and (6) elimination of the indefinite deferral in Topic 718.

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

ASU Update 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance in the ASU, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income, the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
ASU Update 2015-16 Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

In September 2015, the FASB issued ASU 2015-16 "Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," to require adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization or other income as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including, separately, the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and for all other entities for fiscal years beginning after December 31, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Adoption of this guidance in 2016 did not have a material impact on the Company’s consolidated financial statements.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2016:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,543	$—	$3,543
Residential collateralized mortgage obligations- GSE	—	15,394	—	15,394
Residential mortgage backed securities – GSE	—	33,774	—	33,774
Obligations of state and political subdivisions	—	22,204	—	22,204
Trust preferred debt securities – single issuer	1,327	867	—	2,194
Corporate debt securities	17,849	7,262	—	25,111
Other debt securities	—	894	—	894
Total	$19,176	$83,938	$—	$103,114

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2015:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$5,481	$—	$5,481
Residential collateralized mortgage obligations- GSE	—	8,287	—	8,287
Residential mortgage backed securities – GSE	—	32,635	—	32,635
Obligations of state and political subdivisions	—	21,436	—	21,436
Trust preferred debt securities – single issuer	—	2,136	—	2,136
Corporate debt securities	14,043	6,379	—	20,422
Other debt securities	—	971	54	1,025
Total	$14,043	$77,325	$54	$91,422
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and financial liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2016:
Impaired loans	$—	$—	$3,963	$3,963

December 31, 2015:
Impaired loans	$—	$—	$3,960	$3,960
Other real estate owned	—	—	966	966
Impaired loans measured at fair value and included in the above table at September 30, 2016 consisted of nine loans having an aggregate recorded investment of $4.3 million and specific loan loss allowances of $340,000.  Impaired loans measured at fair value and included in the above table at December 31, 2015 consisted of nine loans having an aggregate balance of $4.3 million with a specific loan loss allowance of $326,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Impaired loans	$3,963	Appraisal of collateral (1)	Appraisal adjustments (2)	5% - 34% (19.8%)
December 31, 2015
Impaired loans	$3,960	Appraisal of collateral (1)	Appraisal adjustments (2)	11%-44% (29.6%)
Other real estate owned	$966	Appraisal of collateral (1)	Appraisal adjustments (2)	11%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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
The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$16,947	$16,947	$—	$—	$16,947
Securities available for sale	103,114	19,176	83,938	—	103,114
Securities held to maturity	121,236	—	125,841	—	125,841
Loans held for sale	10,416	—	10,573	—	10,573
Net loans	741,950	—	—	754,114	754,114
Accrued interest receivable	2,855	—	2,855	—	2,855
Deposits	(827,062)	—	(805,238)	—	(805,238)
Borrowings	(97,099)	—	(97,360)	—	(97,360)
Redeemable subordinated debt	(18,557)	—	(11,641)	—	(11,641)
Accrued interest payable	(794)	—	(794)	—	(794)

December 31, 2015
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$11,368	$11,368	$—	$—	$11,368
Securities available for sale	91,422	14,043	77,325	54	91,422
Securities held to maturity	123,261	—	127,157	—	127,157
Loans held for sale	5,997	—	6,115	—	6,115
Net loans	674,561	—	—	680,719	680,719
Accrued interest receivable	2,853	—	2,853	—	2,853
Deposits	(786,757)	—	(786,594)	—	(786,594)
Borrowings	(58,896)	—	(59,347)	—	(59,347)
Redeemable subordinated debt	(18,557)	—	(11,641)	—	(11,641)
Accrued interest payable	(846)	—	(846)	—	(846)
Loan commitments and standby letters of credit as of September 30, 2016 and December 31, 2015 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three and nine months ended September 30, 2016 and financial condition at September 30, 2016 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be attained for any other period.
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
The Bank operates nineteen branches, four residential mortgage loan production offices and manages an investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc.   FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.
When used in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Summary
The Company reported net income of $2.7 million for three months ended September 30, 2016 and $2.5 million for the three months ended September 30, 2015. Net income per diluted share was $0.33 for the third quarter of 2016 compared to net income per diluted share of $0.30 for the third quarter of 2015. Net income per diluted share increased 10% due to an increase of $233,000, or 9.5%, in net income.
The Company reported net income of $7.2 million or $0.89 per diluted share for the nine month period ended September 30, 2016 compared to net income of $7.0 million or $0.87 per diluted share for the nine month period ended September 30, 2015.
Return on average assets and return on average equity were 1.03% and 10.45%, respectively, for the three months ended September 30, 2016 compared to return on average assets and return on average equity of 0.98% and 10.56%, respectively, for the three months ended September 30, 2015. Book value and tangible book value per share were $13.02 and $11.39, respectively at September 30, 2016.
Return on average assets and return on average equity were 0.97% and 9.68%, respectively, for the nine months ended September 30, 2016 compared to return on average assets and return on average equity of 0.96% and 10.46%, respectively, for the nine months ended September 30, 2015.
Third Quarter Highlights

•	Net income was $2.7 million in the third quarter of 2016 compared to $2.5 million in the third quarter of 2015.

•
Net interest income was $9.5 million in the third quarter of 2016, a decrease of $175,000 from $9.7 million in the third quarter of 2015, and the net interest margin was 3.92% and 4.19% on a tax equivalent basis for the respective periods.

•
Return on average assets and return on average equity were 1.03% and 10.45%, respectively, for the three months ended September 30, 2016 compared to 0.98% and 10.56%, respectively, for the three months ended September 30, 2015.

•	Non-performing assets were $5.4 million and 0.51% of assets at September 30, 2016 compared to $7.0 million and 0.72% of assets at December 31, 2015.

•
The Bank did not record a provision for loan losses in the third quarter of 2016 due to lower historical loan loss factors that reflected the continued improvement in loan credit quality and the current economic and operating environment.

•
On September 16, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share which was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.4% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2016 compared to 87.1% of net revenues for the three months ended September 30, 2015. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.
For the nine months ended September 30, 2016, net interest income represented 84.5% of the Company's net revenues compared to 83.3% of net revenues for the nine months ended September 30, 2015.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity as well as interest income and expense on related items, and the Company’s average yield or rate for the three and nine month periods ended September 30, 2016 and 2015. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$12,434	$13	0.40%	$15,381	$7	0.19%
Investment Securities:
Taxable	148,715	827	2.22%	119,047	776	2.61%
Tax-exempt (4)	79,917	760	3.81%	76,975	773	4.02%
Total	228,632	1,587	2.78%	196,022	1,549	3.16%
Loan Portfolio: (1)
Construction	89,509	1,364	6.06%	93,953	1,469	6.20%
Residential real estate	45,919	523	4.30%	41,828	445	4.25%
Home Equity	23,286	279	4.76%	22,314	272	4.84%
Commercial and commercial real estate	335,887	4,692	5.59%	311,411	4,609	5.94%
Mortgage warehouse lines	245,654	2,600	4.21%	243,273	2,634	4.30%
Installment	616	7	4.48%	516	5	4.11%
All Other Loans	5,869	24	1.63%	13,590	90	2.64%
Total	746,740	9,489	5.06%	726,885	9,527	5.20%
Total Interest-Earning Assets	987,806	$11,089	4.47%	938,288	$11,083	4.68%
Allowance for Loan Losses	(7,552)			(7,661)
Cash and Due From Bank	5,019			5,253
Other Assets	59,886			65,138
Total Assets	$1,045,159			$1,001,018
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$296,554	$281	0.38%	$295,479	$248	0.33%
Savings Accounts	209,703	316	0.60%	195,051	231	0.47%
Certificates of Deposit	173,652	454	1.04%	170,500	442	1.03%
Other Borrowed Funds	64,463	197	1.22%	52,081	159	1.21%
Redeemable Subordinated Debt	18,557	107	2.32%	18,557	89	1.89%
Total Interest-Bearing Liabilities	762,929	$1,355	0.71%	731,668	$1,169	0.63%
Net Interest Spread (2)			3.76%			4.05%
Demand Deposits	171,631			167,526
Other Liabilities	7,962			9,536
Total Liabilities	942,522			908,730
Shareholders’ Equity	102,637			92,288
Total Liabilities and Shareholders’ Equity	$1,045,159			$1,001,018
Net Interest Margin (3)		$9,734	3.92%		$9,914	4.19%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $246 and $251 for the three months ended September 30, 2016 and September 30, 2015, respectively.

(Dollars in thousands)	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$24,508	$79	0.43%	$22,042	$38	0.23%
Investment Securities:
Taxable	144,534	2,459	2.27%	128,404	2,383	2.47%
Tax-exempt (4)	80,203	2,299	3.82%	82,207	2,380	3.86%
Total	224,737	4,758	2.82%	210,611	4,763	3.02%
Loan Portfolio: (1)
Construction	92,795	4,026	5.80%	95,936	4,551	6.34%
Residential real estate	42,375	1,352	4.19%	43,796	1,381	4.16%
Home Equity	23,454	769	4.38%	22,308	777	4.66%
Commercial and commercial real estate	319,748	13,606	5.68%	308,697	13,391	5.80%
Mortgage warehouse lines	201,322	6,436	4.27%	205,753	6,714	4.36%
Installment	582	19	4.35%	468	16	4.54%
All Other Loans	6,078	106	2.34%	12,715	224	2.36%
Total	686,354	26,314	5.12%	689,673	27,054	5.24%
Total Interest-Earning Assets	935,599	$31,151	4.45%	922,326	$31,855	4.62%
Allowance for Loan Losses	(7,534)			(7,532)
Cash and Due From Bank	5,086			7,816
Other Assets	59,652			62,475
Total Assets	$992,803			$985,085
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$295,776	$821	0.37%	$302,777	$754	0.33%
Savings Accounts	206,355	888	0.58%	196,266	686	0.47%
Certificates of Deposit	153,544	1,280	1.11%	162,085	1,325	1.09%
Other Borrowed Funds	46,257	498	1.44%	41,767	438	1.40%
Trust Preferred Securities	18,557	311	2.23%	18,557	263	1.87%
Total Interest-Bearing Liabilities	720,489	$3,798	0.70%	721,452	$3,466	0.64%
Net Interest Spread (2)			3.75%			3.98%
Demand Deposits	164,963			164,867
Other Liabilities	7,612			8,782
Total Liabilities	893,064			895,101
Shareholders’ Equity	99,739			89,984
Total Liabilities and Shareholders’ Equity	$992,803			$985,085
Net Interest Margin (3)		$27,353	3.89%		$28,389	4.11%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $745 and $772 for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Net interest income was $9.5 million for the three months ended September 30, 2016, which represented a decrease of $175,000 compared to net interest income of $9.7 million for the three months ended September 30, 2015. The decrease in net interest income in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to an increase of $186,000 in interest expense on interest-bearing liabilities. Interest income on average interest-earning assets, on a tax-equivalent basis, was $11.1 million for the three months ended September 30, 2016 and the three months ended September 30, 2015. Average interest-earning assets increased to $987.8 million for the three month period ended September 30, 2016 from $938.3 million for the three month period ended September 30, 2015 and the average yield on interest-earning assets decreased to 4.47% for the three months ended September 30, 2016 compared to the average yield on interest-earning assets of 4.68% for the three months ended September 30, 2015. The yield on loans and investments declined due to the continued low interest rate environment as new loans were originated at yields lower than the average yield on loans in the prior period and investments were purchased at yields lower than the average yield on investments in the prior period.
Interest expense on average interest-bearing liabilities was $1.4 million, or 0.71%, for the third quarter of 2016 compared to $1.2 million, or 0.63%, for the third quarter of 2015. The increase of $186,000 in interest expense on interest-bearing liabilities for the third quarter of 2016 compared to the third quarter of 2015 primarily reflects higher short-term market interest rates in 2016 and increased competition for deposits compared to 2015. The Board of the Federal Reserve increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market rates in 2016.
The net interest margin, on a tax-equivalent basis, declined to 3.92% for the three months ended September 30, 2016 compared to 4.19% for the three months ended September 30, 2015, primarily due to the lower yield on interest-earning assets and the higher cost of average interest-bearing liabilities.
Average interest-earning assets increased by $49.5 million, or 5.28%, to $987.8 million for the three month period ended September 30, 2016 from $938.3 million for the three month period ended September 30, 2015 due to the increase in average loans and average investment securities balances. The overall yield on interest-earning assets, on a tax-equivalent basis, decreased 21 basis points to 4.47% for the three month period ended September 30, 2016 compared to 4.68% for the three month period ended September 30, 2015 due primarily to the decreases in the average yield on loans and investments for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.
Average interest-bearing liabilities increased by $31.3 million, or 4.3%, to $762.9 million for the three months ended September 30, 2016 from $731.7 million for the three months ended September 30, 2015 due primarily to increases in savings accounts, other borrowed funds, certificates of deposit and money market and NOW accounts. Overall, the cost of total interest-bearing liabilities increased 8 basis points to 0.71% for the three months ended September 30, 2016 from 0.63% for the three months ended September 30, 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
For the nine months ended September 30, 2016, the Company's net interest income decreased by $1.0 million, or 3.7%, to $26.6 million compared to $27.6 million for the nine months ended September 30, 2015. This decrease was due primarily to the decrease in the average yield on interest-earning assets and an increase in interest expense on average interest-bearing liabilities.
Interest expense on average interest-bearing liabilities was $3.8 million, or 0.70%, for the nine months ended September 30, 2016 compared to $3.5 million, or 0.64%, for the nine months ended September 30, 2015. The increase of $332,000 in interest expense on interest-bearing liabilities for the first nine months of 2016 compared to the first nine months of 2015 primarily reflects higher short-term market interest rates and increased competition for deposits in 2016 compared to 2015. The Board of the Federal Reserve increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market rates in 2016.
For the nine months ended September 30, 2016, the net interest margin, on a tax-equivalent basis, was 3.89% compared to 4.11% for the nine months ended September 30, 2015.
Average interest-earning assets increased by $13.3 million, or 1.4%, to $935.6 million for the nine month period ended September 30, 2016 from $922.3 million for the nine month period ended September 30, 2015. The overall yield on interest-earning assets, on a tax-equivalent basis, decreased 17 basis points to 4.45% for the nine months ended September 30, 2016 compared to 4.62% for the nine months ended September 30, 2015, primarily due to the decline in the yield on average loans to 5.12% for the nine months ended September 30, 2016 compared to the yield on average loans of 5.24% for the nine months ended

September 30, 2015 and the $3.3 million decrease in the average balance of the loan portfolio for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Average interest-bearing liabilities decreased by $963,000, or 0.13%, to $720.5 million for the nine months ended September 30, 2016 compared to $721.5 million for the nine months ended September 30, 2015 due primarily to decreases in money market and NOW accounts and certificates of deposit that were partially offset by increases in savings accounts and other borrowed funds. The total cost of interest-bearing liabilities increased by 6 basis points to 0.70% for the nine months ended September 30, 2016 from 0.64% for the nine months ended September 30, 2015 primarily due to higher short-term market interest rates in 2016.
Provision for Loan Losses
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.
In general, over the last three years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current lower level of non-performing loans at September 30, 2016. Net charge-offs of commercial and commercial real estate loans in 2015 and 2016 have declined significantly, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at September 30, 2016. For the third quarter of 2016, net recoveries of $4,000 were recorded. The lower historical loss factors due to the improvement in loan credit quality resulted in a lower estimated allowance for loan losses of $7.5 million at September 30, 2016. Accordingly, a provision for loan losses was not required for the third quarter of 2016 compared to a provision for loan losses in the amount of $100,000 for the third quarter of 2015.
At September 30, 2016, non-performing loans decreased by $782,000, or 13.0%, to $5.2 million from $6.0 million at December 31, 2015 and the ratio of non-performing loans to total loans decreased to 0.70% at September 30, 2016 compared to 0.88% at December 31, 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
A credit (negative) provision for loan losses of $300,000 was recorded for the nine months ended September 30, 2016 compared to a provision for loan losses in the amount of $600,000 for the nine months ended September 30, 2015. The credit provision for loan losses for the first nine months of 2016 reflected gross recoveries of loans previously charged-off of $387,000, gross charge-offs of $161,000 and net recoveries of $226,000 compared to net charge-offs of $393,000 for the first nine months of 2015. Non-performing loans declined to $5.2 million at September 30, 2016 compared to $6.0 million at December 31, 2015.
Non-Interest Income
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Total non-interest income was $1.8 million for the third quarter of 2016, an increase of $333,000, or 23.3%, compared to $1.4 million for the third quarter of 2015. The increase in non-interest income for the third quarter of 2016 was due primarily to an increase of $272,000 in other income to $586,000 compared to other income of $314,000 for the third quarter of 2015 and an increase in gains on sales of loans of $93,000 to $876,000 compared to gains of $783,000 for the third quarter of 2015.
The Bank originates and sells commercial loans guaranteed by the Small Business Administration ("SBA") and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the third quarter of 2016, $3.5 million of SBA loans were sold and gains of $347,000 were recorded compared to $2.2 million of loans sold and gains of $193,000 recorded in the third quarter of 2015.
In the third quarter of 2016, $12.2 million of residential mortgages were sold and $529,000 of gains were recorded compared to $38.0 million of loans sold and $590,000 of gains recorded in the third quarter of 2015. Residential mortgage lending activity was lower in the third quarter of 2016 compared to the third quarter of 2015 due principally to the turnover of employees in the Bank's residential mortgage unit earlier in the year. Gain on sale of residential mortgages for the third quarter of 2016 included $173,000, which represented the estimated fair value of the derivative for locked-rate residential mortgage loan commitments to borrowers. Gain on sale of residential mortgages in the third quarter of 2015 did not include an amount for the estimated fair value of the derivative for locked-rate residential mortgage loan commitments to borrowers because the amount was immaterial. Changes in the pricing of the Bank’s residential mortgage loan offerings in the third quarter of 2016 contributed approximately $111,000 to gain on sale of residential mortgages.

To replace the loss of personnel and enhance the Bank's residential lending capabilities, the Bank hired 20 employees on July 25, 2016, including residential mortgage loan originators and operating personnel. The addition of this experienced and productive residential mortgage lending team is expected to enhance the Bank’s residential mortgage lending capabilities and broaden its lending products to include Federal Housing Administration insured residential mortgages.
Service charge revenues were slightly lower at $185,000 for the three months ended September 30, 2016 compared to $186,000 for the three months ended September 30, 2015.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $113,000 for the three months ended September 30, 2016 compared to $144,000 for the three months ended September 30, 2015.
The other income component of non-interest income increased to $586,000 for the three months ended September 30, 2016 compared to $314,000 for the three months ended September 30, 2015. The increase in other income was due primarily to an insurance recovery of $125,000 and a recovery of $75,000 in excess of the carrying value of an acquired non-performing loan. The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Total non-interest income for the nine months ended September 30, 2016 was $4.9 million, a decrease of $655,000, or 11.8%, compared to total non-interest income of $5.5 million for the nine months ended September 30, 2015. This decrease was due primarily to a decrease of $753,000 in gains on the sale of loans, which was partially offset by an increase of $161,000 in other income.
Service charge revenues decreased to $558,000 for the nine months ended September 30, 2016 from $615,000 for the nine months ended September 30, 2015. This decrease was due primarily to lower monthly service charges and lower overdraft fees collected on deposit accounts.
Gains on sales of loans originated for sale decreased by $753,000 to $2.5 million for the nine months ended September 30, 2016 compared to $3.3 million for the nine months ended September 30, 2015. The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the nine months ended September 30, 2016, SBA loan sales were $13.3 million and generated gains on sales of loans of approximately $1.2 million compared to SBA loan sales of $14.1 million that generated gains on sales of $1.4 million for the nine months ended September 30, 2015.
For the nine months ended September 30, 2016, the Bank's residential mortgage banking operation sold $50.7 million of residential mortgage loans, which generated gains from the sales of loans of $1.3 million. For the nine months ended September 30, 2015, the Bank's residential mortgage banking operation sold $116.0 million of residential mortgage loans, which generated gains on sale of loans of $1.9 million. The decline in the residential lending activity and gains on the sale of loans was due to the turnover of personnel that occurred in the first two quarters of 2016, which significantly reduced the volume of loans originated and sold for the first three quarters of 2016. Gain on sale of residential mortgages for the first three quarters of 2016 included $225,000, which represented the estimated fair value of the derivative for locked-rate residential mortgage loan commitments to borrowers. Gain on sale of residential mortgages for the first three quarters of 2015 did not include an amount for the estimated fair value of the derivative for locked-rate residential mortgage loan commitments to borrowers because the amount was immaterial.
Non-interest income also includes income from BOLI, which amounted to $414,000 for the nine months ended September 30, 2016 compared to $420,000 for the nine months ended September 30, 2015.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box fees, wire transfer fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income increased to $1.4 million for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015. The increase in other income in 2016 was due primarily to an insurance recovery of $125,000 and a recovery of $75,000 in excess of the carrying value of an acquired non-performing loan.
Non-Interest Expenses
Non-interest expenses were $7.1 million for the three months ended September 30, 2016 compared to $7.4 million for the three months ended September 30, 2015. The decrease of $283,000, or 3.8% in total non-interest expense, was due primarily to a $331,000, or 31.7%, decrease in other operating expenses and a decrease in other real estate owned expenses of $107,000, or 90.0%, which were partially offset by an increase of $159,000, or 3.6%, in salaries and benefits expense and an increase of $61,000, or 33.0%, in regulatory, professional and other fees.
Non-interest expenses were $21.0 million for the nine months ended September 30, 2016 compared to $22.2 million for the nine months ended September 30, 2015 . The decrease of $1.3 million, or 5.7%, was due primarily to a $555,000, or 88.0%, decrease in other real estate owned expenses, a $440,000, or 15.8%, decrease in other operating expenses and a $202,000, or 38.1%, decrease in FDIC insurance expense.
The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2016 and 2015:

Non-interest Expenses
(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2015	2015
Salaries and employee benefits	$4,532	$4,373	$13,138	$13,037
Occupancy expense	1,006	963	2,946	3,121
Data processing expenses	314	326	941	951
FDIC insurance expense	105	160	328	530
Other real estate owned expenses	12	119	76	631
Equipment expense	4	14	18	46
Marketing	44	69	127	179
Regulatory, professional and other fees	246	185	656	533
Directors’ fees	20	21	67	69
Amortization of intangible assets	101	106	303	321
Other expenses	713	1,044	2,351	2,791
Total	$7,097	$7,380	$20,951	$22,209
`
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $159,000, or 3.6%, to $4.5 million for the three months ended September 30, 2016 compared to $4.4 million for the three months ended September 30, 2015. The increase in salaries and employee benefits was a result of an increase in full-time equivalent employees, primarily in the residential lending group, which was partially offset by lower commissions in the amount of $142,000 paid to residential loan officers as a result of the lower volume of residential mortgage loans originated in the third quarter of 2016. Full-time equivalent employees at September 30, 2016 increased to 198.5 compared to 184 full-time equivalent employees at September 30, 2015.
Occupancy expense increased by $43,000, or 4.5%, to $1.0 million for the three months ended September 30, 2016 compared to $963,000 for the three months ended September 30, 2015.  The increase for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due primarily to the addition of four residential loan production offices in the third quarter of 2016.
The cost of data processing services decreased slightly to $314,000 for the three months ended September 30, 2016 from $326,000 for the three months ended September 30, 2015.
FDIC insurance expense decreased $55,000 to $105,000 for the three months ended September 30, 2016 compared to $160,000 for the three months ended September 30, 2015 primarily due to a lower assessment rate that reflected the improvement in asset quality and the improved financial performance of the Bank in the last two years.
Other real estate owned expenses decreased by $107,000 to $12,000 for the three months ended September 30, 2016 compared to $119,000 for the three months ended September 30, 2015 due to the significant reduction in OREO assets in 2016 compared to 2015. At September 30, 2016, the Company held one commercial property with a carrying value of $166,000 as OREO compared to three properties with an aggregate carrying value of $4.9 million at September 30, 2015.
Regulatory, professional and other fees increased by $61,000, or 33.0%, to $246,000 for the three months ended September 30, 2016 compared to $185,000 for the three months ended September 30, 2015 due primarily to an increase in internal and external professional audit fees related to management's required year-end 2016 attestation regarding internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act).
Other expenses decreased by $331,000 to $713,000 for the three months ended September 30, 2016 compared to $1.0 million for the three months ended September 30, 2015 due primarily to decreases of $88,000 in expenses incurred for the collection and recovery of non-performing assets, $63,000 in telephone and communications expense due to the termination of certain services, and $24,000 in insurance premiums.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $101,000, or 0.8%, to $13.1 million for the nine months ended September 30, 2016 compared to $13.0 million for the nine months ended September 30, 2015. The increase in salaries and employee benefits was the result of an increase in the number of full-time equivalent employees, which was partially offset by lower commissions in the amount of $156,000 paid to residential loan officers as a result of the lower volume of residential mortgage loans originated in the first nine months of 2016.
Occupancy expense decreased by $175,000, or 5.6%, to $2.9 million for the nine months ended September 30, 2016 compared to $3.1 million for the nine months ended September 30, 2015.  The decrease in occupancy expense resulted primarily from decreases in building maintenance expense and depreciation expense.
The cost of data processing services decreased slightly to $941,000 for the nine months ended September 30, 2016 from $951,000 for the nine months ended September 30, 2015.
FDIC insurance expense decreased to $328,000 for the nine months ended September 30, 2016 compared to $530,000 for the nine months ended September 30, 2015 primarily as a result of a lower assessment rate, which reflected the lower level of net charge-offs, the lower level of non-performing assets and the improved financial performance of the Bank in the last two years.
Other real estate owned expenses decreased by $555,000 to $76,000 for the nine months ended September 30, 2016 compared to $631,000 for the nine months ended September 30, 2015 primarily due to the $382,000 writedown of one OREO property in the second quarter of 2015 and the reduction in OREO assets. At September 30, 2016, there was one commercial property with a carrying value of $166,000 as OREO compared to three properties with an aggregate carrying value of $4.9 million at September 30, 2015.
Regulatory, professional and other fees increased by $123,000, or 23.1%, to $656,000 for the nine months ended September 30, 2016 compared to $533,000 for the nine months ended September 30, 2015 due primarily to increases in consulting and internal and external professional audit fees related to management's required year-end 2016 attestation regarding internal controls over financial reporting.
Other expenses decreased $440,000 to $2.4 million for the nine months ended September 30, 2016 compared to $2.8 million for the nine months ended September 30, 2015 as a result of decreases in legal fees and expenses incurred for the collection and recovery of non-performing assets, telephone and communications expense, insurance expense and various other operating expenses.  All other operating expenses are comprised of a variety of operating expenses as well as expenses associated with lending activities.

Income Taxes
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Pre-tax income was $4.2 million for the three months ended September 30, 2016 and $3.6 million for the three months ended September 30, 2015.
The Company recorded income tax expense of $1.5 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015. The effective income tax rate was 35.1% for the three months ended September 30, 2016 compared to 31.8% for the three months ended September 30, 2015. The effective tax rate increased due primarily to higher pre-tax income and the lower total amount of tax-exempt interest income and income on Bank-owned life insurance as a percentage of pre-tax income in the third quarter of 2016 compared to the third quarter of 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Pre-tax income increased $494,000 to $10.8 million for the nine months ended September 30, 2016 compared to pre-tax income of $10.4 million for the nine months ended September 30, 2015.
The Company recorded income tax expense of $3.6 million for the nine months ended September 30, 2016, which resulted in an effective tax rate of 33.3%, compared to income tax expense of $3.3 million and an effective tax rate of 32.0% for the nine months ended September 30, 2015. The effective tax rate increased due primarily to higher pre-tax income and the lower total amount of tax-exempt interest income and income on Bank-owned life insurance as a percentage of pre-tax income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Financial Condition
September 30, 2016 Compared with December 31, 2015
Total consolidated assets at September 30, 2016 were $1.06 billion, representing an increase of $87.3 million, or 9.0%, from total consolidated assets of $968.0 million at December 31, 2015.  The increase in assets was primarily attributable to an increase of $67.4 million in net loans and a $9.7 million increase in investment securities, which were funded primarily by a $40.3 million increase in deposits, an increase of $38.2 million in borrowed funds and an increase of $8.0 million in shareholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2016 totaled $16.9 million compared to $11.4 million at December 31, 2015, an increase of $5.6 million, or 49.1%. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at September 30, 2016 were $10.4 million compared to $6.0 million at December 31, 2015. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.

Investment Securities
Investment securities represented approximately 21.3% of total assets at September 30, 2016 and approximately 22.2% of total assets at December 31, 2015. Total investment securities increased $9.7 million, or 4.5%, to $224.4 million at September 30, 2016 from $214.7 million at December 31, 2015. Purchases of investment securities totaled $44.7 million during the nine months ended September 30, 2016, and proceeds from calls, maturities and repayments totaled $35.5 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At September 30, 2016, securities available for sale totaled $103.1 million, an increase of $11.7 million, or 12.8%, compared to securities available for sale totaling $91.4 million at December 31, 2015.
At September 30, 2016, the securities available for sale portfolio had net unrealized gains of $1.3 million compared to net unrealized gains of $203,000 at December 31, 2015.  These unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2016, securities held to maturity were $121.2 million, a decrease of $2.0 million from $123.3 million at December 31, 2015.  The fair value of the held to maturity portfolio at September 30, 2016 was $125.8 million.
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
The following table represents the components of the loan portfolio at September 30, 2016 and December 31, 2015:

Loan Portfolio Composition
(Dollars in thousands)
	September 30, 2016		December 31, 2015
Component	Amount	%	Amount	%
Construction loans	$93,839	13%	$93,745	14%
Residential real estate loans	44,974	6%	40,744	6%
Commercial business	98,147	13%	99,277	15%
Commercial real estate	232,813	31%	207,250	30%
Mortgage warehouse lines	254,168	34%	216,572	32%
Loans to individuals	23,503	3%	23,074	3%
All other loans	220	—%	233	—%
Gross loans	747,664		680,895
Deferred loan fees and costs, net	1,772		1,226
Total loans	$749,436	100%	$682,121	100%
Total loans increased by $67.3 million, or 9.9%, to $749.4 million at September 30, 2016 compared to $682.1 million at December 31, 2015.
Mortgage warehouse lines' outstanding balances increased $37.6 million to $254.2 million at September 30, 2016 compared to $216.6 million at December 31, 2015, reflecting higher levels of residential mortgage originations by the Bank’s mortgage banking customers that were due to the seasonality of home purchase activity in our markets.
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

The Bank funded $1.1 billion of residential mortgages through customers' warehouse lines of credit in the third quarter of 2016 and the third quarter of 2015.
Commercial business loans decreased $1.1 million, or 1.1%, to $98.1 million during the first nine months of 2016. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $25.6 million, or 12.3%, to $232.8 million during the first nine months of 2016. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income producing properties.
Construction loans increased $94,000 to $93.8 million during the first nine months of 2016. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
Non-accrual loans decreased $782,000 to $5.2 million at September 30, 2016 from $6.0 million at December 31, 2015. During the third quarter of 2016, $748,000 of non-performing loans were resolved and $829,000 of loans were placed on non-accrual. The major segments of non-accrual loans consist of commercial real estate loans and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	September 30,	December 31,
(Dollars in thousands)	2016	2015
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	5,238	6,020
Total non-performing loans	5,238	6,020
Other real estate owned	166	966
Other repossessed assets	—	—
Total non-performing assets	5,404	6,986
Performing troubled debt restructurings	1,178	1,535
Performing troubled debt restructurings and total non-performing assets	$6,582	$8,521

Non-performing loans to total loans	0.70%	0.88%
Non-performing loans to total loans excluding mortgage warehouse lines	1.06%	1.29%
Non-performing assets to total assets	0.51%	0.72%
Non-performing assets to total assets excluding mortgage warehouse lines	0.67%	0.93%
Total non-performing assets and performing troubled debt restructurings to total assets	0.62%	0.88%
Non-performing loans to total loans decreased to 0.70% at September 30, 2016 from 0.88% at December 31, 2015 principally due to the improvement in loan credit quality and a decrease in non-performing loans.  Loan quality is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.
Non-performing assets decreased by $1.6 million to $5.4 million at September 30, 2016 from $7.0 million at December 31, 2015.  Other real estate owned totaled $166,000 at September 30, 2016 compared to $966,000 at December 31, 2015.  OREO at September 30, 2016 was comprised of one commercial real estate property with a carrying value of $166,000.
At September 30, 2016, the Bank had ten loans totaling $4.7 million which were troubled debt restructurings.  Four of these loans totaling $3.5 million are included in the above table as non-accrual loans and the remaining six loans totaling $1.2 million are considered performing. At December 31, 2015, the Bank had ten loans totaling $4.7 million that were troubled debt restructurings. Three of these loans totaling $3.2 million are included in the above table as non-accrual loans and the remaining loans totaling $1.5 million are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality totaling $449,000 at September 30, 2016 and $759,000 at December 31, 2015 were not classified as non-performing loans.
Non-performing assets represented 0.51% of total assets at September 30, 2016 compared to 0.72% of total assets at December 31, 2015.

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

Summary of Real Estate Owned Activity
(in thousands)
	Three months ended September 30, 2016		Nine months ended September 30, 2016

Balance - June 30, 2016	$166	Balance - January 1, 2016	$966
Transfers into real estate owned	—	Transfer into real estate owned	142
Sale of real estate owned	—	Sale of real estate owned	(1,002)
Cost of improvements on real estate owned	—	Cost of improvements on real estate owned	60
Balance - September 30, 2016	$166	Balance - September 30, 2016	$166

During the three months ended September 30, 2016, there was no activity related to other real estate owned assets. For the nine months ended September 30, 2016, changes in other real estate owned consisted primarily of the sale of one residential property with a fair value of $1.0 million.

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
Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification ASC Topic 310.  The second major component is an estimation of losses under ASC Topic 450, which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses that includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.
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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses (Dollars in thousands)
	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2016	2015	2015
Balance, beginning of period	$7,560	$6,925	$6,925
(Credit) provision charged to operating expenses	(300)	1,100	600
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(161)	(477)	(402)
Loans to individuals	—	(14)	(14)
Lease financing	—	—	—
All other loans	—	—	—
	(161)	(491)	(416)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial business and commercial real estate	383	20	19
Loans to individuals	4	6	4
Lease financing	—	—	—
All other loans	—	—	—
	387	26	23
Net recoveries (charge offs)	226	(465)	(393)
Balance, end of period	$7,486	$7,560	$7,132
Loans :
At period end	$749,436	$682,121	$709,398
Average during the period	681,976	675,531	682,401
Net recoveries (charge offs) to average loans outstanding	0.03%	(0.07)%	(0.06)%
Net recoveries (charge offs) to average loans outstanding, excluding mortgage warehouse loans	0.05%	(0.10)%	(0.08)%
Allowance for loan losses to :
Total loans at period end	1.00%	1.11%	1.01%
Total loans at period end excluding mortgage warehouse loans	1.28%	1.44%	1.33%
Non-performing loans	142.90%	125.59%	162.24%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of September 30, 2016 and December 31, 2015, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	September 30, 2016			December 31, 2015
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate loans	$2,702	1.16%	31%	3,049	1.47%	30%
Commercial business	1,719	1.75%	13%	2,005	2.02%	15%
Construction loans	1,165	1.24%	13%	1,025	1.09%	14%
Residential real estate loans	299	0.66%	6%	288	0.71%	6%
Loans to individuals	111	0.47%	3%	109	0.47%	3%
Subtotal	5,996	1.22%	66%	6,476	1.39%	68%
Mortgage warehouse lines	1,144	0.45%	34%	866	0.40%	32%
Unallocated reserves	346	—	—	218	—	—
Total	$7,486	1.00%	100%	$7,560	1.11%	100%
The Company did not record a provision for loan losses for the three months ended September 30, 2016 compared to a $100,000 provision for loan losses for the three months ended September 30, 2015. A provision for loan losses was not required, in general, for the third quarter of 2016 due to lower historical loss factors for commercial business loans and commercial real estate loans resulting from the resolution and reduction of non-performing loans and the improvement in loan credit quality over the last three years. Net recoveries on loans that were previously charged-off were $4,000 and $226,000 for the three and nine month periods ended September 30, 2016, respectively, compared to net charge-offs of $319,000 and $393,000 for the three and nine month periods ended September 30, 2015, respectively.
In the first and second quarters of 2016, there were significant favorable impacts (reduction or release of the allocated allowance) on the amount of the allowance for loan losses allocated to commercial business loans in each quarter due to the significant reduction of net charge-offs in the respective two year historical loss calculation period. The effect of the lower historical loss factors and the corresponding reduction of the allocated loan loss reserve for commercial business loans of $392,000 in the first quarter and $284,000 in the second quarter contributed to the credit provision for loan losses of $200,000 and $100,000 in those respective periods.
In the third quarter of 2016, the amount of the allowance for loan losses allocated to commercial business loans increased due primarily to the decline in credit quality of a $4.0 million commercial business loan to one borrower that was fully performing, but rated "special mention." The increase in the allocation of this allowance for loan losses for commercial business loans was substantially offset by the reduction of the allocation of loan loss reserve for commercial real estate loans.
In the second and third quarters of 2016, there were also significant favorable impacts on the amount of the allowance for loan losses allocated to commercial real estate loans in each quarter due to the significant decline in net charge-offs in the respective two year historical loss calculation period. In the second quarter of 2016, the reduction in the allowance for loan losses allocated to commercial real estate loans and the $378,000 recovery of loans previously charged-off also contributed to the credit provision for loan losses in that quarter.
In the third quarter of 2016, the allowance for loan losses allocated to construction loans increased by $190,000 due primarily to adjustments in risk factors by management to reflect changes in the nature and risk elements of the current construction loan portfolio.
At September 30, 2016, the allowance for loan losses was $7.5 million, a $74,000 decrease from the allowance for loan losses at December 31, 2015. As a percentage of total loans, the allowance was 1.00% at the end of the third quarter of 2016 compared to 1.11% at year-end 2015.   The allowance for loan losses was 143% of non-accrual loans at September 30, 2016 compared to 126% of non-accrual loans at December 31, 2015. Management believes that the quality of the loan portfolio remains sound considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at September 30, 2016 and December 31, 2015.

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Demand
Non-interest bearing	$173,946	$159,918
Interest bearing	295,563	284,547
Savings	211,431	196,324
Time	146,122	145,968
Total	$827,062	$786,757
At September 30, 2016, total deposits were $827.1 million, an increase of $40.3 million, or 5.1%, from $786.8 million at December 31, 2015.  Overall, the increase in deposits was due primarily to an increase of $14.0 million in non-interest bearing demand deposits, an increase of $15.1 million in savings deposits and an increase of $11.0 million in interest-bearing demand deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $97.1 million at September 30, 2016, consisting of $77.0 million of overnight borrowings from the FHLB and $20.1 million of long-term FHLB borrowings, compared to $58.9 million at December 31, 2015, which consisted of $38.6 million of overnight borrowings from the FHLB and $20.3 million of long-term FHLB borrowings.
Liquidity
At September 30, 2016, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $527.7 million, at September 30, 2016.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2016, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $106.8 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2016, the balance of cash and cash equivalents was $16.9 million.
Net cash provided by operating activities totaled $4.8 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $12.6 million for the nine months ended September 30, 2015.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses, and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the nine months ended September 30, 2016 was lower than net cash provided by operating activities for the nine months ended September 30, 2015 due primarily to a lower amount of net proceeds from the origination and sale of loans of approximately $8.2 million.
Net cash used in investing activities totaled $77.7 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $28.3 million for the nine months ended September 30, 2015. The primary use of cash in investing activities for the first nine months of 2016 was the net increase in loans of $67.3 million compared to a net increase in loans of $56.5 million for the first nine months of 2015. The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the nine months ended September 30, 2016 and September 30, 2015, prepayments and maturities of investment securities totaled $35.5 million and $43.9 million, respectively. Cash was used to purchase investment securities of $44.7 million for the nine months ended September 30, 2016 compared to purchases of $14.6 million of investment securities for the nine months ended September 30, 2015.
Net cash provided by financing activities was $78.5 million for the nine months ended September 30, 2016 compared to $16.1 million of net cash provided by financing activities for the nine months ended September 30, 2015.  The primary source of funds for the 2016 period was the increase in deposits of $40.3 million and an increase in borrowed funds of $38.2 million. The primary source of funds in the 2015 period was the increase in borrowed funds of $40.1 million, which was partially offset by a decrease in deposits of $23.9 million.

Shareholders’ Equity and Dividends
Shareholders’ equity increased by $8.0 million, or 8.3%, to $103.9 million at September 30, 2016 from $96.0 million at December 31, 2015.  Tangible book value per common share increased by $0.96 to $11.39 at September 30, 2016 from $10.43 at December 31, 2015.   The ratio of average shareholders’ equity to total average assets was 10.05% at September 30, 2016 compared to 9.34% at December 31, 2015.
Shareholders’ equity increased $8.0 million due to an increase of $6.8 million in retained earnings, an increase of $631,000 in accumulated other comprehensive income, and $549,000 from the exercise of options and share based compensation, which were partially offset by $24,000 in treasury stock purchases for the nine months ended September 30, 2016.
In the past, in lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) paid common stock dividends every year since 1993 (except 2014 due to the acquisition of Rumson). On December 18, 2015, the Board of Directors of the Company declared a five percent common stock dividend to common shareholders of record as of the close of business on January 14, 2016, which was paid on February 1, 2016.  Per share amounts for the prior periods have been adjusted to reflect the common stock dividend.
On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.
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
Disclosure of repurchases of Company shares made during the quarter ended September 30, 2016 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Company
Common equity Tier 1 (CET1)	$91,113	9.90%	$41,402	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	116,599	12.67%	73,603	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	109,113	11.86%	55,202	>6%	N/A	N/A
Tier 1 Leverage Capital	109,113	10.56%	41,313	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$106,659	11.59%	$41,402	>4.5%	$59,803	≥6.5%
Total Capital to Risk Weighted Assets	114,145	12.41%	73,603	>8%	92,004	≥10%
Tier 1 Capital to Risk Weighted Assets	106,659	11.59%	55,202	>6%	73,603	≥8%
Tier 1 Leverage Capital	106,659	10.33%	41,313	>4%	51,641	>5%

As of December 31, 2015
Company
Common equity Tier 1 (CET1)	$83,994	10.03%	$37,628	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	$109,554	13.08%	$66,894	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	101,994	12.18%	50,170	>6%	N/A	N/A
Tier 1 Leverage Capital	101,994	10.80%	37,765	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$99,631	11.90%	$37,628	>4.5%	$54,431	≥6.5%
Total Capital to Risk Weighted Assets	$107,191	12.80%	$66,894	>8%	$83,739	>10%
Tier 1 Capital to Risk Weighted Assets	99,631	11.90%	50,170	>6%	66,991	≥8%
Tier 1 Leverage Capital	99,631	10.55%	37,765	>4%	47,211	>5%
In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act.  The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.
The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirements began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets. At September 30, 2016, the Company's and the Bank's common equity Tier 1 capital ratio of 9.90% and 11.59%, respectively, exceeded the combined common equity Tier 1 minimum capital and capital conservation buffer of 5.125%.
At September 30, 2016, the capital ratios of the Company exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

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
Based upon the current interest rate environment, as of September 30, 2016, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$42,599	$3,865	10.0%	$134,890	$3,166	2.4%
+200	41,172	2,438	6.3%	134,665	2,941	2.2%
—	38,734	—	—%	131,724	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005.
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2016.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2016	July 31, 2016	—	$—	—	394,141
August 1, 2016	August 31, 2016	—	$—	—	394,141
September 1, 2016	September 30, 2016	—	$—	—	394,141
Total		—	$—	—	394,141

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

1ST CONSTITUTION BANCORP

Date: November 10, 2016	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ STEPHEN J. GILHOOLY
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