Form 10-K
period 2016-12-31
1ST CONSTITUTION BANCORP
filed 2017-03-16
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $82,154,833.

As of February 28, 2017, 8,027,342 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form10-K.

EXPLANATORY NOTE

The registrant met the accelerated filer requirements as of the end of its fiscal year ended December 31, 2016 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2017.

When used in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Form 10-K"), the words the "Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
Item 1.  Business.

1st Constitution Bancorp

1st Constitution Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. 1st Constitution Bancorp was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1st Constitution Bank (the “Bank”) and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2016, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1st Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates eighteen additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Fort Lee, Princeton, Rumson, Fair Haven, Shrewsbury, Little Silver and Asbury Park, New Jersey. The Bank also operates four residential mortgage loan production offices in Forked River, Flemington, Jersey City and Somerset, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  As of December 31, 2016, the Bank had 204 employees, of which 194 were full-time employees.

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

Commercial Lending

 The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Bank occasionally makes commercial loans on an unsecured basis. Generally, the Bank requires personal guarantees of its commercial loans to offset the risks associated with such loans. The Bank also offers loans of which a portion, generally 75% to 85%, are guaranteed by the Small Business Administration ("SBA"), which is a United States government agency. The Bank generally sells the guaranteed portion of these loans into the secondary market.

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

Residential Consumer Lending

 A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential first mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable office locations in commercial buildings. The Bank also offers construction loans, reverse mortgages, second mortgage home improvement loans and home equity lines of credit.

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

For commercial and residential mortgage loans, the Bank, in most cases, requires borrowers to obtain and maintain title, fire, and extended casualty insurance, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause, which gives the Bank the right to declare a loan immediately due and payable in certain circumstances, including, without limitation, upon the sale or other disposition by the borrower of the real property subject to a mortgage. In general, the Bank enforces "due on sale" clauses.

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

Regulation of Bank Holding Company

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

Under the BHCA, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. The Company has not applied to become a financial holding company but did obtain such approval to acquire the shares of the Bank. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach- Bliley Financial Services Modernization Act of 1999. For example, a holding company and its banking subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services. At present, the Company does not engage in any significant activity other than owning the Bank.

In addition to federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the “NJ Banking Department”). The Company is required to file with the NJ Banking Department copies of the reports it files with the federal banking and securities regulators.

Regulation of Bank Subsidiary

As a New Jersey-chartered commercial bank, the Bank is subject to supervision and examination by the NJ Banking Department. The Bank is also subject to regulation and examination by the FDIC, which is its principal federal bank regulator.

The Bank must comply with various requirements and restrictions under federal and state law, including the maintenance of reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the services that may be offered, and restrictions on dividends as described in the below section titled “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.” The Bank must also comply with the capital regulations promulgated by the FDIC as described in the section below titled “Capital Adequacy of the Company and the Bank.” Consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board which influence the money supply and credit availability in the national economy.

For additional information on laws and regulations affecting the Bank, please refer to the below section titled “Banking Legislation and Regulations.”

Capital Adequacy of the Company and the Bank

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

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Subsequently, in July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Federal Reserve Board’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

With respect to the Bank, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Common Equity Tier 1, or CET1, ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Under these capital rules, the Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.13%, 12.13% ,12.96%, and 10.68%, respectively, at December 31, 2016. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

Restrictions on Dividends and Redemption of Stock for the Company and the Bank

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of not less than 50% of its capital stock or, if not, (ii) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Bank is also limited in paying dividends if it does not maintain the necessary “capital conservation buffer” as discussed below.
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

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters net of dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve Board of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter. The Company’s payment of cash dividends to date were within the guidelines set forth in the Federal Reserve Board’s supervisory letter.

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

The Federal Reserve Board’s capital adequacy rules also limit a banking organization’s ability to pay dividends or engage in share repurchases if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. For further discussion of regulatory capital rules, please refer to the discussion under the above section titled “Capital Adequacy of the Company and the Bank.” As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

Prior to September 2016, the Company had never paid a cash dividend on its common stock. On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share, which was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016.

On December 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on January 25, 2017 to all shareholders of record as of the close of business on January 3, 2017.

The timing and the amount of the payment of future dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Priority on Liquidation

The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in receivership under Federal banking laws, are subject to various state and federal law restrictions as discussed above under the heading “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.” In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

Financial Institution Legislation
Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance requirements, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a framework for systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. As of the date of this Form 10-K, the Bank does not pay interest on demand deposits. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2016 and 2015.

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

The Dodd-Frank Act requires publicly traded companies to give their stockholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Such listing standards have yet to be implemented. For further discussion of incentive compensation rules, please refer to the discussion under the below section titled “Incentive Compensation.”

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

The Dodd-Frank Act and the rules and regulations promulgated under the Dodd-Frank Act have impacted the Bank, as well as all community banks, by increasing our operating and compliance costs. To the extent the Dodd-Frank Act remains in place, it is likely to further increase our operating and compliance costs as certain yet to be written implementing rules and regulations are enacted.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd- Frank Act, which became effective on July 21, 2015, for investments in covered funds made after December 31, 2013. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments that met the definition of Covered Funds and that were required to be divested by July 21, 2015 under the foregoing rules.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011 and subsequently proposed revised regulations in May 2016, but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives and employees.

In 2010, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

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

Public Company Legislation
Sarbanes-Oxley Act of 2002

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

The Company met the “accelerated filer” requirements as of the end of its fiscal year ended December 31, 2016 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2017. However, the Company is required to include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Banking Legislation and Regulations
Anti-Money Laundering

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti- money laundering compliance program.

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

Insurance of Deposits

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. This limit is $250,000 per account owner. FDICIA is applicable to depository institutions and deposit insurance. The FDIC established a risk-based assessment system for all insured depository institutions and established an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. The resulting matrix sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

As a result of the Dodd-Frank Act, the FDIC modified its assessment rules so that an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity. These assessment base rates range from 2.5 to 9 basis points for Risk Category I banks, up to 45 basis points for Risk Category IV banks. Risk Category II and III banks have assessment base rates ranging from 9 to 33 basis points, respectively. If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Lending Limits

In January 2013, the NJ Banking Department issued an order requiring a New Jersey chartered bank’s calculation of lending limits to any person or entity to include credit exposure to such person or entity arising from a derivative transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Previously, such credit exposure was not included in a New Jersey chartered bank’s calculation of lending limits. New Jersey chartered banks must comply with the operative provisions of the order, which include compliance with all of the rules set forth in the Office of the Comptroller of the Currency’s rules on lending limits (codified at 12 C.F.R pts. 32, 159 and 160). This change in the calculation of lending limits did not have a significant impact on the Bank’s operations.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Form 10-K and the Company’s other filings with the SEC.

An economic downturn or the return of negative developments in the financial services industry could negatively impact our operations.

The recent U.S. economic downturn resulted in uncertainty in the financial markets in general. While the U.S. economy has gradually improved over the past few years, the recovery has been slow and the possibility of a fall-back into recession currently exists. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates historically low through its targeted federal funds rate even though it has increased the federal funds rate once in each of 2015 and 2016 and anticipates raising the federal funds rate two or three times in 2017. If the Federal Reserve increases the federal funds rate two or three times in 2017, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. An economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on our financial performance.

A downturn affecting the economy and/or the real estate market in our primary market area would adversely affect our loan portfolio and our growth potential.

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New Jersey metropolitan area could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operations of the Company’s business.

The Company’s loan portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans and results of operations. A decline in the New Jersey real estate markets could adversely affect the Company’s loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company’s loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

During the last nine years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. While the Federal Reserve Board raised the targeted federal funds rate and discount rate in December 2015 and December 2016 and may further raise the targeted federal funds rate and discount rate in 2017, we believe that interest rates may remain relatively low for the near future. Accordingly, our net interest margin may decline, which may have an adverse effect on our profitability.

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

Our directors and executive officers own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval.

As of December 31, 2016, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 13.8% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

In addition, international banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The international rules, known as Basel III, generally increased the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital and imposed a new liquidity measurement. The Basel III requirements are complex and will be phased in over many years.

The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort included the regulation of capital and liquidity.

On July 2, 2013, the Federal Reserve approved a final rule (the “Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the FDIC approved an interim final rule (which became final in April 2014 with no substantive changes) that was substantially similar to the Final Rule. Effective January 1, 2015, these new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement began phasing in on January 1, 2016, and initially required a buffer amount greater than 0.625% during 2016 in order to avoid these limitations. Following 2016, the required amount of the capital conservation buffer will continue to increase each year until January 1, 2019 when the buffer amount must be greater than 2.5% in order to avoid the above limitations.

These regulations define what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under these regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  The Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.13%, 12.13%, 12.96%, and 10.68%,  respectively, at December 31, 2016.

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

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2015 through the end of fiscal year 2016, our stock price fluctuated between a high of $20.85 per share and a low of $9.41 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 8,027,342 shares were outstanding on February 28, 2017. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content, of the Company’s external financial statements. FASB recently adopted new accounting standards related to fair value accounting, measurement of credit losses on financial instruments and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in the Company restating prior period financial statements in material amounts.

In addition, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") updated the criteria in its Internal-Control Integrated Framework for assessing the effectiveness of internal controls over financial reporting. The Company adopted such updated criteria, which changed the manner in which the Company assesses its internal controls over financial reporting, effective December 31, 2016. In the future, there may be further changes to the criteria used to assess the effectiveness of internal controls, which may result in the Company expending more resources to assess its internal controls.

Failure to maintain effective systems of internal controls over financial reporting could have a material adverse effect on our results of operations and financial condition disclosures.

We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A "material weakness" is a deficiency, or a combination of deficiencies, in internal controls over finanical reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

We may be required to increase our allowance for credit losses as a result of a recent change to an accounting standard.

In 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for the Company for reporting periods beginning January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the “CECL model”) rather than losses inherent in the portfolio as of a point in time. Because the new CECL model focuses on the life of the loan concept, more data will be required to support allowance estimates, including that loan portfolios will need to be broken down by origination year. As a result, audit and disclosure requirements will increase. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of the Company’s loan portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date. As a result, the potential financial impact is currently unknown.

The fair value of our investment securities can flucutate due to market conditions out of our control.

As of December 31, 2016, approximately 89% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2016, the fair value of our investment portfolio was approximately $232.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Because of changing economic and market conditions affecting issuers and the performance of underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

The Company encounters continuous technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and may reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

The Company regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others.  This information is necessary for the conduct of the Company’s business activities, including the ongoing maintenance of deposit, loan and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of the Company’s products and services.  In addition to confidential information regarding its customers, employees and others, the Company compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies.  In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Company.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  A failure in or breach of the Company’s operational or information security systems, or those of the Company’s third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.  As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Company’s systems, computers, software, data and networks from attack, damage or unauthorized access are a very high priority for the Company.

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

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.
We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC, along with other banking agencies, have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.
     We currently operate 19 bank branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey.  In addition, there is an Operations Center which is leased in Cranbury, New Jersey.   The following table provides certain information with respect to our bank branch offices as of February 28, 2017:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2017

Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—

Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021

Hamilton Square Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024

Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2017

Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2019

Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—

West Windsor Office *
44 Washington Road Princeton Jct, New Jersey	Leased	2004	2017

Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2019

Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024

Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—

South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2020

Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—

Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—

Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—

Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2026

Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2022

Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—

Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2030

Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2019

* On March 31, 2017, the West Windsor Office will be closed and all deposit accounts will be transferred to the Plainsboro Office.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “FCCY.”  The following are the high and low sales prices per share for each quarter during 2016 and 2015, as reported on the Nasdaq Global Market.

	2016	(1)	2015	(1)
	High	Low	High	Low
First Quarter	$13.30	$11.27	$10.98	$9.41
Second Quarter	12.85	11.71	11.86	10.07
Third Quarter	13.78	11.78	11.40	10.29
Fourth Quarter	20.85	13.25	12.37	10.81

(1) Prices have been retroactively adjusted for the 5% common stock dividends declared on each of February 20, 2015 and December 18, 2015.

As of February 28, 2017, there were approximately 330 record holders of the Company’s common stock.

The Company declared a 5% common stock dividend on February 20, 2015 that was paid on April 7, 2015 and declared a 5% common stock dividend on December 18, 2015 that was paid on February 1, 2016.

In the past, in lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) paid common stock dividends every year since 1993 except 2014 due to the acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank ("Rumson").

On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares.

On December 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on January 25, 2017 to all shareholders of record as of the close of business on January 3, 2017.

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

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitations will be adjusted for any future stock dividends. This new repurchase program replaces the repurchase program authorized on August 3, 2005. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended December 31, 2016, which purchases were made under the 2016 stock repurchase program.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2016	October 31, 2016	—	$—	—	394,141
November 1, 2016	November 30, 2016	—	—	—	394,141
December 1, 2016	December 31, 2016	—	—	—	394,141
	Total	—	$—	—	394,141

(1)    The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends.

Item 6.  Selected Financial Data.

Not required.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.  Throughout the following sections, the “Company” refers to 1st Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1st Constitution Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries as of December 31, 2016, which were 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc.,  204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II (“Trust II”), a subsidiary of the Company as of December 31, 2016, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.  The purpose of this discussion and analysis is to assist in the understanding and evaluation of the Company’s financial condition, changes in financial condition and results of operations.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2016 contains a summary of the Company’s significant accounting policies.

Management believes the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.  The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available to it, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the New Jersey market area experience an adverse economic shock.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets for identical investments (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio.  In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3).  Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs.  The use of different assumptions could have a positive or negative effect on the Company's consolidated financial condition or results of operations.

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

Results of Operations

Summary

The Company reported net income of $9.3 million or $1.14 per diluted share for the year ended December 31, 2016 compared to net income of $8.7 million or $1.07 per diluted share for the year ended December 31, 2015.  Net income per diluted share increased 6.5% due to a $621,000, or 7.2%, increase in net income.

The increase in net income for 2016 compared to 2015 was due primarily to the reduction of $1.4 million in the provision for loan losses and a $422,000 increase in non-interest income to $6.9 million, which were partially offset by a decrease of $604,000 in net interest income. Net interest income declined primarily due to the effect of the contraction of the net interest spread to 3.72% for 2016 from 3.93% in 2015, which more than offset the interest income generated from the increase in average earning assets in 2016. As a result, the net interest margin declined to 3.89% for 2016 from 4.07% for 2015.

A credit (negative) provision for loan losses of $300,000 was recorded in 2016 compared to a provision for loan losses of $1.1 million in 2015 and reflected net recoveries of loans previously charged-off of $234,000 in 2016 compared to net charge-offs of $465,000 in 2015 and lower historical loan loss factors due to the improvement in loan credit quality, the resolution of non-performing loans and the significant reduction of net charge-offs of commercial business and commercial real estate loans in 2016 and 2015.

Non-interest income was $6.9 million for 2016 compared to $6.5 million in the prior year and increased primarily due to the $692,000 loss on the sale of OREO that was included in other income in 2015. Excluding the effect of this loss, non-interest income in 2016 declined $270,000 compared to 2015.

Non-interest expenses increased $36,000 to $29.0 million in 2016 compared to $28.9 million in 2015. An increase of $1.1 million in salary and benefits expense in 2016 compared to 2015 was partially offset by decreases in OREO expense, FDIC insurance expense, occupancy expense and other operating expenses.

Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.93% and 9.21%, respectively, for the year ended December 31, 2016, compared to 0.89% and 9.49%, respectively, for the year ended December 31, 2015.

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

Net Interest Income

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds.  This component represented 84% and 85% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2016 and December 31, 2015, respectively.  Net interest income also depends upon the relative amount of average interest earning assets, average interest-bearing liabilities, and the interest rate earned or paid on them, respectively.

For the year ended December 31, 2016, the Company's net interest income decreased by $604,000, or 1.7%, to $35.7 million compared to $36.3 million for the year ended December 31, 2015. This decrease was due primarily to the decrease in the average yield on interest-earning assets and an increase in interest expense on average interest-bearing liabilities.

Interest expense on average interest-bearing liabilities was $5.2 million, or 0.71%, for the year ended December 31, 2016 compared to $4.6 million, or 0.65%, for the year ended December 31, 2015. The increase of $522,000 in interest expense on interest-bearing liabilities for 2016 compared to 2015 primarily reflects higher short-term market interest rates and increased competition for deposits in 2016 compared to 2015. The Board of the Federal Reserve increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market interest rates in 2016.

The lower yield on average interest-earning assets for 2016 reflected primarily the lower yield earned on loans and investments. The yield on loans and investments declined due to the continued low interest rate environment as new loans were originated and investment securities were purchased at yields lower than the average yield on loans and investments, respectively, in the prior year period.

The net interest margin for the year ended December 31, 2016 was 3.89% compared to the 4.07% net interest margin recorded for the year ended December 31, 2015, a decrease of 18 basis points. The decrease in the Company’s net interest income and net interest margin for the year ended December 31, 2016 compared with the corresponding 2015 period was primarily due to the decrease of 15 basis points in the average yield of interest-earning assets to 4.43% for the year ended December 31, 2016 compared to 4.58% for the year ended December 31, 2015 and the increase in the cost of average interest bearing liabilities to 0.71% for the year ended December 31, 2016 compared to 0.65% for the year ended December 31, 2015.

The following tables set forth the Company’s consolidated average balances of assets, liabilities and shareholders’ equity, as well as, interest income and expense on related items and the Company’s average yield or rate for the years ended December 31, 2016, 2015 and 2014, respectively.  The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

Net Interest Margin Analysis

(yields on a tax-equivalent basis)	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-Earning Deposits	$21,041	$88	0.42%	$23,131	$50	0.22%	$60,933	$150	0.25%
Investment Securities:
Taxable	143,461	3,268	2.28%	127,859	3,167	2.48%	168,992	4,022	2.38%
Tax-exempt (4)	81,570	3,075	3.77%	81,612	3,153	3.86%	87,455	3,419	3.91%
Total	225,031	6,343	2.82%	209,471	6,320	3.02%	256,447	7,441	2.90%
Loan Portfolio (1):
Construction	93,478	5,408	5.79%	95,627	5,961	6.23%	77,159	5,233	6.78%
Residential Real Estate	42,694	1,858	4.28%	43,048	1,804	4.13%	45,572	1,855	4.07%
Home Equity	23,250	1,025	4.41%	22,217	1,028	4.63%	22,070	1,201	5.44%
Commercial Business and Commercial Real Estate	302,172	16,786	5.55%	290,301	16,510	5.69%	271,888	15,893	5.85%
SBA Loans	21,508	1,352	6.28%	19,409	1,100	5.67%	13,971	771	5.52%
Mortgage Warehouse Lines	205,711	8,769	4.26%	203,074	8,894	4.38%	124,127	5,589	4.50%
Loans Held for Sale	7,256	176	2.38%	8,954	246	2.71%	7,017	291	4.15%
All Other Loans	2,367	55	2.34%	1,855	54	2.90%	1,575	46	2.92%
Total	698,436	35,429	5.07%	684,485	35,597	5.20%	563,379	30,879	5.48%
Total Interest-Earning Assets	944,508	41,860	4.43%	917,087	41,967	4.58%	880,759	38,470	4.37%

Allowance for Loan Losses	(7,538)			(7,484)			(7,487)
Cash and Due From Banks	5,120			6,272			14,620
Other Assets	59,679			62,149			57,689
Total Assets	$1,001,769			$978,024			$945,581

Liabilities and Shareholders' Equity:
Interest-Bearing Liabilities:
Money Market and NOW Accounts	$301,086	$1,128	0.37%	$300,813	$1,013	0.34%	$286,235	$954	0.33%
Savings Accounts	206,069	1,208	0.59%	196,844	950	0.48%	199,078	904	0.45%
Certificates of Deposit under $100,000	62,858	617	0.98%	87,306	875	1.00%	70,574	910	1.29%
Certificates of Deposit of $100,000 and Over	89,220	1,091	1.22%	71,449	866	1.21%	98,891	1,031	1.04%
Other Borrowed Funds	48,448	687	1.42%	38,472	577	1.50%	23,724	515	2.18%
Trust Preferred Securities	18,557	427	2.30%	18,557	355	1.91%	18,557	344	1.90%
Total Interest-Bearing Liabilities	726,238	5,158	0.71%	713,441	4,636	0.65%	697,059	4,658	0.67%

Net Interest Spread (2)			3.72%			3.93%			3.70%

Demand Deposits	166,519			164,419			159,935
Other Liabilities	8,205			8,857			7,065
Total Liabilities	900,962			886,717			864,059
Shareholders' Equity	100,807			91,307			81,522
Total Liabilities and Shareholders' Equity	$1,001,769			$978,024			$945,581
Net Interest Margin(3)		$36,702	3.89%		$37,331	4.07%		$33,812	3.84%

(1)
Loan origination fees are considered an adjustment to interest income.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-Performing Assets” for a discussion of the Bank’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	Tax-equivalent basis. The tax-equivalent adjustments were $997,000 for the year ended December 31, 2016 and $1.0 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively.

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

Rate/Volume Table	Amount of Increase (Decrease)
(Dollars in thousands)	2016 versus 2015			2015 versus 2014
	Due to Change in:			Due to Change in:
(Tax-equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans:
Construction	$(134)	$(419)	$(553)	$1,253	$(525)	$728
Residential Real Estate	(15)	69	54	(103)	52	(51)
Home Equity	47	(50)	(3)	8	(181)	(173)
Commercial Business and Commercial Real Estate	676	(400)	276	1,076	(588)	488
Mortgage Warehouse Lines	115	(240)	(125)	3,555	(250)	3,305
SBA Loans	119	133	252	9	(6)	3
Loans Held for Sale and All Other Loans	(32)	(37)	(69)	367	51	418
Total Loans	$776	$(944)	$(168)	$6,165	$(1,447)	$4,718
Investment Securities :
Taxable	$386	$(285)	$101	$(979)	$124	$(855)
Tax-exempt	(2)	(76)	(78)	(228)	(38)	(266)
Total Investment Securities	$384	$(361)	$23	$(1,207)	$86	$(1,121)
Federal Funds Sold / Short-Term Investments	(5)	43	38	(95)	(5)	(100)
Total Interest Income	$1,155	$(1,262)	$(107)	$4,863	$(1,366)	$3,497
Interest Expense :
Money Market and NOW Accounts	$1	$114	$115	$49	$10	$59
Savings Accounts	45	213	258	(10)	56	46
Certificates of Deposit under $100,000	(244)	(14)	(258)	216	(251)	(35)
Certificates of Deposit of $100,000 and Over	215	10	225	(286)	121	(165)
Other Borrowed Funds	150	(40)	110	321	(259)	62
Trust Preferred Securities	—	72	72	—	11	11
Total Interest Expense	$167	$355	$522	$290	$(312)	$(22)
Net Interest Income	$988	$(1,617)	$(629)	$4,573	$(1,054)	$3,519

As of December 31, 2016, loans were $724.8 million and had increased $42.7 million compared to $682.1 million at December 31, 2015. The primary driver of the 6.3% increase in loans during 2016 was the $35.1 million, or 17.0%, increase in commercial real estate loans to $242.4 million at December 31, 2016 from $207.3 million at December 31, 2015.

Average interest-earning assets increased by $27.4 million, or 3.0%, to $944.5 million for the year ended December 31, 2016 from $917.1 million for the year ended December 31, 2015.  Overall, the yield on interest-earning assets, on a tax-equivalent basis, decreased 15 basis points to 4.43% for the year ended December 31, 2016 compared to 4.58% for the year ended December 31, 2015 due primarily to the decrease in average loan yields to 5.07% from 5.20%.

Interest expense increased by $522,000, or 11.3%, to $5.2 million for the year ended December 31, 2016 from $4.6 million for the year ended December 31, 2015. This increase in interest expense was principally attributable to an increase in the cost of interest-bearing liabilities to 0.71% from 0.65% and an increase of $12.8 million in average interest-bearing liabilities.  Savings accounts increased on average by $9.2 million in 2016, or 4.7%, compared to 2015, and the cost on these deposits increased eleven basis points to 0.59% in 2016 compared to 0.48% in 2015.

The Company’s net interest income decreased on a tax-equivalent basis by $629,000, or 1.7%, to $36.7 million for the year ended December 31, 2016 from $37.3 million reported for the year ended December 31, 2015.  As indicated in the Rate/Volume Table, the decrease was driven primarily by the higher cost of interest-bearing liabilities, which reflected the higher short-term market interest rates and increased competition for deposits in 2016 compared to 2015.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans and problem loans as identified through internal classifications, collateral values, and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.

In general, over the last three years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which were reflected in the current lower level of non-performing loans at December 31, 2016. Net charge-offs of commercial business and commercial real estate loans in 2016 and 2015 declined significantly compared to prior years, which resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at December 31, 2016. For 2016, net recoveries of $234,000 of loans previously charged-off were recorded. The lower historical loss factors due to the improvement in loan credit quality resulted in a slightly lower estimated allowance for loan losses of $7.5 million at December 31, 2016 after management's evaluation of these factors and trends.

The Company recorded a credit (negative) provision for loan losses in the amount of $300,000 for the year ended December 31, 2016 compared to a provision of $1.1 million for the year ended December 31, 2015. The decrease in the provision for loan losses for 2016 was primarily attributed to the net recovery of loans previously charged off and the lower historical loan loss factors, which reflected the improvement in loan credit quality, the resolution of non-performing loans and the significant reduction of net charge-offs of commercial and commercial real estate loans in 2016.

At December 31, 2016, non-performing loans decreased by $822,000, or 13.7%, to $5.2 million from $6.0 million at December 31, 2015 and the ratio of non-performing loans to total loans decreased to 0.72% at December 31, 2016 compared to 0.88% at December 31, 2015.

Non-Interest Income

Total non-interest income for the year ended December 31, 2016 increased to $6.9 million from $6.5 million for the year ended December 31, 2015. This revenue component represented 16% and 15% of the Company’s net revenues for the years ended December 31, 2016 and 2015, respectively. In 2015, total non-interest income was negatively impacted by a $692,000 loss on the sale of OREO that was included in other income. Excluding the effect of the loss, non-interest income would have declined $270,000 in 2016 compared to 2015.

Service charges on deposit accounts decreased by $103,000 to $715,000 for the year ended December 31, 2016 compared to $818,000 for the year ended December 31, 2015 due primarily to declines in not-sufficient funds charges.

Gains on sales of loans held for sale decreased $254,000 to $3.8 million for the year ended December 31, 2016 compared to $4.0 million for the year ended December 31, 2015.  The Bank sells both residential mortgage loans and the portion of commercial business loans guaranteed by the Small Business Administration ("SBA") in the secondary market.

Gains on the sale of residential mortgage loans were $2.2 million in 2016 compared to $2.3 million in 2015. In 2016, $88.1 million of residential loans were sold compared to $136.4 million in 2015. The decline in the residential lending activity and gains on the sale of loans was due primarily to the turnover of personnel that occurred in the first two quarters of 2016, which significantly reduced the volume of loans originated and sold in 2016. In July 2016, the Bank hired a new residential lending team of 20 employees, which included residential mortgage loan originators and operations personnel. In the fourth quarter of 2016, $42.6 million of loans were closed, $34.3 million of loans were sold and $925,000 of gains were recorded compared to $21.3 millions of loans sold and $444,000 of gains recorded in the fourth quarter of 2015.

The addition of this experienced and productive residential mortgage lending team is expected to enhance the Bank's residential lending capabilities and broaden its lending products to include Federal Housing Administration ("FHA") insured residential mortgages. In January 2017, the Bank was approved for Unconditional Direct Endorsement authority by the U.S. Department of Housing and Urban Development ("HUD"). This designation will increase the Bank's ability to generate FHA insured residential mortgages.

In 2016, $17.0 million of SBA loans were sold and generated net gains of $1.6 million compared to SBA loans sold and net gains of $17.5 million and $1.7 million, respectively, in 2015.

            Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which amounted to $549,000 for the year ended December 31, 2016 compared to $558,000 for the year ended December 31, 2015.

The Bank also generates non-interest income from a variety of fee-based services.  These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers.   The other income component of non-interest income increased to $1.8 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. Other income in 2015 was negatively impacted by the loss on the sale of OREO of $692,000.

Non-Interest Expenses

Total non-interest expenses increased by $36,000, or 0.1%, to $29.0 million for the year ended December 31, 2016 from $28.9 million for the year ended December 31, 2015. The increase in non-interest expenses included an increase of $1.1 million, or 6.2%, in salaries and employee benefit expenses, which were partially offset by decreases of $653,000 in OREO expenses, $207,000 in FDIC insurance expense and $139,000 in other operating expenses. The following table presents the major components of non-interest expenses for the years ended December 31, 2016 and 2015.

Non-interest Expenses	Year ended December 31,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$18,298	$17,232
Occupancy expense	4,001	4,098
Data processing expenses	1,277	1,211
Equipment expense	555	839
Marketing	240	282
Telephone	377	449
Regulatory, professional and consulting fees	1,706	1,681
Insurance	303	324
FDIC insurance expense	453	660
Other real estate owned expenses	81	734
Amortization of intangible assets	404	428
Other expenses	1,288	1,009
Total	$28,983	$28,947

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.1 million, or 6.2%, to $18.3 million for the year ended December 31, 2016 compared to $17.2 million for the year ended December 31, 2015. The increase in salaries and employee benefits for 2016 was due primarily to an increase in salaries for additional commercial loan, business development and residential mortgage personnel, increases in commissions paid to residential loan officers, regular merit increases and increased employee health benefit costs.  At December 31, 2016, there were 199 full-time equivalent employees compared to 195 full-time equivalent employees at December 31, 2015.

Occupancy expense decreased by $97,000, or 2.4%, to $4.0 million for 2016 compared to $4.1 million for 2015. The decrease in occupancy expenses for the year ended December 31, 2016 was primarily attributable to a decrease in depreciation expense, which was partially offset by increases in rent and real estate tax expense related to the addition of four residential loan production offices in the third quarter of 2016.

The cost of data processing services increased to $1.3 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015 and reflects the growth of the loan portfolio and the increase in deposits.

Regulatory, professional and consulting fees increased by $25,000, or 1.5%, to $ 1.7 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015.  The level of regulatory, professional and consulting fees has increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and increased external and internal professional audit fees related to the implementation of the COSO 2013 internal control framework in 2015 and management's required 2016 year-end attestation regarding internal controls on financial reporting (Section 404 of the Sarbanes-Oxley Act).

Other real estate owned expenses decreased by $653,000 to $81,000 for 2016 compared to $734,000 for 2015 due primarily to the significant reduction in OREO assets in 2015. At December 31, 2016, the Bank held one commercial property with an aggregate value of $166,000 as other real estate owned compared to one property with an aggregate value of $1.0 million at December 31, 2015. In 2016 and 2015, the Bank sold $1.0 million and $6.0 million of OREO properties, respectively.

FDIC insurance expense decreased to $453,000 for the year ended December 31, 2016 compared to $660,000 for the year ended December 31, 2015 due to a lower assessment rate that reflected the improvement in asset quality and the continued improvement in the Bank's financial performance in 2016.

Amortization of intangible assets decreased $24,000 to $404,000 for the year ended December 31, 2016 compared to $428,000 for the year ended December 31, 2015 due to the lower amortization of core deposit intangibles.

Other expenses were $1.3 million for the year ended December 31, 2016 compared to $1.2 million for the year ended December 31, 2015.

An important financial services industry productivity measure is the efficiency ratio.  The efficiency ratio is calculated by dividing total operating expenses by tax equivalent net interest income plus non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income, while a decrease would indicate a more efficient allocation of resources.  The Company’s efficiency ratio increased slightly to 66.5% for the year ended December 31, 2016 compared to 66.1% for the year ended December 31, 2015.

Income Taxes

The Company recorded income tax expense of $4.6 million for 2016 compared to income tax expense of $4.1million for 2015.  The increase in income tax expense for 2016 compared to 2015 was primarily due to a $1.2 million increase in pre-tax income for 2016 compared to 2015.  The Company’s effective tax rate increased to 33.2% in 2016 from 31.9% in 2015 due to higher pre-tax income in 2016 and the lower proportion of tax exempt interest income to pre-tax income in 2016 compared to 2015.

Financial Condition

Cash and Cash Equivalents

At December 31, 2016, cash and cash equivalents totaled $14.9 million compared to $11.4 million at December 31, 2015.  Cash and cash equivalents at December 31, 2016 consisted of cash and due from banks of $14.9 million.

Investment Securities

 Amortized cost, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations- GSE	22,647	58	(145)	22,560
Residential mortgage backed securities – GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities – single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S.Government sponsored corporations (“GSE”) and agencies	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations – GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities- GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations-GSE	8,255	68	(36)	8,287
Residential mortgage backed securities – GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities – single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
	$91,219	$1,039	$(836)	$91,422

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$13,630	$—	$13,630	$404	$—	$14,034
Residential mortgage backed securities -GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157

The investment securities portfolio totaled $230.6 million, or 22.2% of total assets, at December 31, 2016 compared to $214.7 million, or 22.2% of total assets, at December 31, 2015.  Proceeds from maturities and prepayments for the year ended December 31, 2016 totaled $54.8 million while purchases of investment securities totaled $72.5 million during this period.  On an average balance basis, the investment securities portfolio represented 23.8% and 22.8% of average interest-earning assets, respectively, for the years ended December 31, 2016 and 2015.  The average yield earned on the portfolio, on a fully tax-equivalent basis, was 2.82% for the year ended December 31, 2016, which was a decrease of 20 basis points from 3.02% earned for the year ended December 31, 2015.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns.  At December 31, 2016, available-for-sale securities amounted to $103.8 million, an increase of $12.4 million from $91.4 million at December 31, 2015.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2016
	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$2,616	$2,619	3.06%
Due after one year through five years	15,544	15,470	1.28%
Due after five years through ten years	44,489	44,695	2.68%
Due after ten years	41,609	41,010	2.75%
Total	$104,258	$103,794	2.51%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$29,807	$29,816	1.44%
Due after one year through five years	16,833	17,373	4.43%
Due after five years through ten years	23,597	24,280	3.51%
Due after ten years	56,573	57,090	3.28%
Total	$126,810	$128,559	3.04%

Proceeds from maturities and prepayments of securities available for sale amounted to $23.4 million for the year ended December 31, 2016 compared to $18.8 million for the year ended December 31, 2015.  At December 31, 2016, the portfolio had net unrealized losses of $464,000 compared to net unrealized gains of $203,000 at December 31, 2015.  These unrealized gains (losses) are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2016, securities held to maturity were $126.8 million, an increase of $3.5 million from $123.3 million at December 31, 2015.  The fair value of the held-to-maturity portfolio at December 31, 2016 was $128.6 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2016 and 2015.  See Note 2 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2016 amounted to $14.8 million compared to $6.0 million at December 31, 2015.  As indicated in the Consolidated Statements of Cash Flows, the amount of loans originated for sale was $97.0 million for 2016 compared with $134.1 million for 2015. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans.

Loans

The loan portfolio, which represents the Bank’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.  The Bank’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial real estate mortgage loans and income producing commercial real estate loans.  Total loans averaged $698.4 million for the year ended December 31, 2016, an increase of $14.0 million, or 2.0%, compared to an average of $684.5 million for the year ended December 31, 2015.  At December 31, 2016, total loans amounted to $724.8 million, which was a $42.7 million increase when compared to $682.1 million at December 31, 2015. The average yield earned on the loan portfolio was 5.07% for the year ended December 31, 2016 compared to 5.20% for the year ended December 31, 2015, a decrease of 13 basis points.

The following table represents the components of the loan portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction loans	$96,035	13%	$93,745	14%	$95,627	15%	$51,002	14%	$55,691	11%
Residential real estate loans	44,791	6%	40,744	6%	46,446	7%	13,764	4%	10,897	2%
Commercial business	99,650	14%	99,277	15%	110,771	17%	82,348	22%	57,865	11%
Commercial real estate	242,393	34%	207,250	30%	198,211	30%	98,390	26%	102,413	20%
Mortgage warehouse lines	216,259	30%	216,572	32%	179,172	27%	116,951	31%	284,128	54%
Loans to individuals	23,736	3%	23,074	3%	23,156	4%	9,766	3%	9,643	2%
Deferred loan costs	1,737	—%	1,226	—%	715	—%	944	—%	987	—%
All other loans	207	—%	233	—%	199	—%	171	—%	189	—%
Total	$724,808	100%	$682,121	100%	$654,297	100%	$373,336	100%	$521,813	100%

Commercial business and commercial real estate loans averaged $302.2 million for the year ended December 31, 2016, an increase of $11.9 million when compared to the average of $290.3 million for the year ended December 31, 2015. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  Commercial real estate loans consist primarily of loans to businesses which are collateralized by real estate assets employed in the operation of the business (owner-occupied properties) and loans to real estate investors to finance the acquisition and/or improvement of income producing commercial properties. The average yield on the commercial business and commercial real estate loan portfolio decreased 14 basis points to 5.55% for 2016 from 5.69% for 2015.

Construction loans averaged $93.5 million for the year ended December 31, 2016, a decrease of $2.1 million, or 2.2%, compared to the average of $95.6 million for the year ended December 31, 2015.   Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Bank and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals.  The average yield on the construction loan portfolio decreased 44 basis points to 5.79% for 2016 from 6.23% for 2015.

The mortgage warehouse lines component of the loan portfolio decreased by $313,000, or 0.1%, to $216.3 million at December 31, 2016 compared to $216.6 million at December 31, 2015. During 2016, $3.8 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group compared to $3.9 billion of mortgage loans financed in 2015.

           The Bank’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”).  The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.    The Bank had outstanding warehouse line of credit advances of $216.3 million at December 31, 2016 compared to $216.6 million at December 31, 2015.  During 2016 and 2015, warehouse lines of credit advances averaged $205.7 million and $203.1 million, respectively, and yielded 4.26% and 4.38%, respectively.  The number of active mortgage banking customers was 45 in 2016 compared to 46 in 2015.

Average residential real estate loans decreased $354,000 to $42.7 million at December 31, 2016 compared to $43.0 million at December 31, 2015.

Loans to individuals are comprised primarily of home equity loans and were $23.7 million at December 31, 2016 compared to $23.1 million at December 31, 2015.

The following table provides information concerning the interest rate sensitivity of the loan portfolio at December 31, 2016.

(Dollars in thousands)	Maturity Range
Type	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial business	$61,514	$27,867	$10,269	$99,650
Commercial real estate	31,670	167,819	42,904	242,393
Mortgage warehouse lines	216,259	—	—	216,259
Construction	84,703	8,617	2,715	96,035
Residential real estate	5,468	17,272	22,051	44,791
Loans to individuals and other loans	20,858	920	2,165	23,943
Total	$420,472	$222,495	$80,104	$723,071

Fixed rate loans	$11,550	$57,862	$63,995	$133,407
Floating rate loans	408,922	164,633	16,109	589,664
Total	$420,472	$222,495	$80,104	$723,071

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

During 2016, $1.3 million of loans were transferred to non-accrual status and $2.1 million of loans were resolved. As a result, non-performing loans decreased by $822,000 to $5.2 million at December 31, 2016 from $6.0 million at December 31, 2015.

At December 31, 2016, non-performing loans were comprised of three commercial real estate loans aggregating $3.2 million, three residential mortgage loans aggregating $544,000, seven commercial loans aggregating $920,000, three home equity loans for $361,000 and one commercial construction loan for $186,000.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

Non-Performing Assets and Loans
(Dollars in thousands)			December 31,
	2016	2015	2014	2013	2012
Non-Performing loans:
Loans 90 days or more past due and still accruing	$24	$—	$317	$—	$85
Non-accrual loans	5,174	6,020	4,523	6,322	5,878
Total non-performing loans	5,198	6,020	4,840	6,322	5,963
Other real estate owned	166	966	5,710	2,136	8,333
Other repossessed assets	—	—	66	—	—
Total non-performing assets	5,364	6,986	10,616	8,458	14,296
Performing troubled debt restructurings	864	1,535	3,925	3,859	2,012
Performing troubled debt restructurings and total non-performing assets	$6,228	$8,521	$14,541	$12,317	$16,308

Non-performing loans to total loans	0.72%	0.88%	0.74%	1.69%	1.14%
Non-performing loans to total loans excluding warehouse lines	1.02%	1.29%	1.02%	2.47%	2.51%
Non-performing assets to total assets	0.52%	0.72%	1.11%	1.14%	1.70%
Non-performing assets to total assets excluding mortgage warehouse lines	0.65%	0.93%	1.37%	1.35%	2.57%
Total non-performing assets and performing troubled debt restructurings to total assets	0.60%	0.88%	1.52%	1.66%	2.04%
As the table demonstrates, non-performing loans to total loans decreased to 0.72% at December 31, 2016 from 0.88% at December 31, 2015. Loan quality continued to improve and the loan portfolio is considered to be sound.  This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional interest income before taxes amounting to $522,000 and $471,000 would have been recognized in 2016 and 2015, respectively, if interest on all loans had been recorded based upon their original contract terms.

Non-performing assets decreased by $1.6 million to $5.4 million at December 31, 2016 from $7.0 million at December 31, 2015.  Non-performing loans decreased $822,000 to $5.2 million at December 31, 2016 from $6.0 million at December 31, 2015 and other real estate owned decreased by $800,000 to $166,000 at December 31, 2016 from $966,000 at December 31, 2015.  In 2016, the Bank sold $1.0 million in OREO properties. The Bank did not record loss provisions against OREO during 2016 compared to loss provisions recorded against OREO properties of $382,000 during 2015.

Non-performing assets represented 0.52% of total assets at December 31, 2016 compared to 0.72% at December 31, 2015.

At December 31, 2016, the Bank had nine loans totaling $4.5 million that were troubled debt restructurings.  Five of these loans totaling $3.6 million are included in the above table as non-accrual loans and the remaining four loans totaling $864,000 are considered performing.

At December 31, 2015, the Bank had ten loans totaling $4.7 million that were troubled debt restructurings.  Three of these loans totaling $3.2 million are included in the above table as non-accrual loans and the remaining seven loans totaling $1.5 million are considered performing.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality totaling $439,000 at December 31, 2016 were not classified as non-performing loans.

In 2016, $141,000 of non-performing loans were transferred to OREO and one OREO property totaling $1.0 million was sold during the year.

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

In most cases, the Company’s loan collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral less estimated selling costs is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

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

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows Accounting Standards Codification ("ASC") Topic 310.  The second major component estimates losses under ASC Topic 450, which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Company’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.

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

The following discusses the risk characteristics of each of our loan portfolio segments-commercial, mortgage warehouse lines of credit and consumer.

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

These factors, along with other qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and non-accruals, are also considered and may have positive or negative effects on the allocated allowance.  The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for warehouse lines of credit.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of year	$7,560	$6,925	$7,039	$7,151	$5,534
(Credit) provision charged to operating expenses	(300)	1,100	5,750	1,077	2,150
Loans charged off:
Construction loans	—	—	—	(562)	(57)
Residential real estate loans	—	—	(15)	—	(131)
Commercial and commercial real estate loans	(157)	(477)	(5,906)	(594)	(276)
Loans to individuals	—	(14)	(1)	(52)	(84)
Lease financing	—	—	—	—	—
All other loans	(1)	—	—	—	—
	(158)	(491)	(5,922)	(1,208)	(548)
Recoveries:
Construction loans	—	—	—	—	3
Residential real estate loans	—	—	—	—	—
Commercial and commercial real estate loans	386	20	58	19	12
Loans to individuals	6	6	—	—	—
Lease financing	—	—	—	—	—
All other loans	—	—	—	—	—
	392	26	58	19	15
Net recoveries (charge offs)	234	(465)	(5,864)	(1,189)	(533)
Balance, end of year	$7,494	$7,560	$6,925	$7,039	$7,151
Loans:
At year end	$724,808	$682,121	$654,297	$373,336	$521,814
Average during the year	691,180	675,531	556,362	399,462	463,587
Net recoveries (charge offs) to average loans outstanding	0.03%	(0.07)%	(1.04)%	(0.30)%	(0.11)%
Net recoveries (charge-offs) to average loans, excluding mortgage warehouse loans	0.05%	(0.10)%	(1.36)%	(0.48)%	(0.21)%
Allowance for loan losses to:
Total loans at year end	1.03%	1.11%	1.06%	1.89%	1.37%
Total loans at year end excluding mortgage warehouse lines and related allowance	1.28%	1.44%	1.27%	2.52%	2.41%
Non-performing loans	144.18%	125.59%	143.08%	111.34%	119.92%

At December 31, 2016, the allowance for loan losses was $7.5 million compared to $7.6 million at December 31, 2015, a decrease of $66,000. The ratio of the allowance for loan losses to total loans at December 31, 2016 and 2015 was 1.03% and 1.11%, respectively. The allowance for loan losses as a percentage of non-performing loans was 144.18% at December 31, 2016 compared to 125.59% at December 31, 2015.

The allowance for loan losses decreased in 2016 due primarily to a credit (negative) provision for $300,000, which reflected net recoveries of $234,000 compared to provisions for loan losses in the amount of $1.1 million in 2015 that was partially offset by net charge-offs of $465,000.

The allowance for loan losses decreased as a percentage of loans to 1.03% at December 31, 2016 from 1.11% at December 31, 2015 due primarily to the increase in loans and the lower historical loss factors for commercial and commercial real estate loans. With respect to the loans acquired from Rumson, at December 31, 2016, the total credit risk adjustment was approximately $655,000 and was comprised of a non-accretive credit discount of $215,000 and an accretive general credit risk fair value discount of $440,000 compared to the total risk adjustment of $888,000 at December 31, 2015, comprised of a non-accretive credit discount of $215,000 and an accretive general credit risk fair value discount of $673,000.

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

(Dollars in thousands)	December 31,
	2016			2015			2014
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate loans	$2,574	1.06%	34%	$3,049	1.47%	30%	$2,393	1.21%	30%
Commercial business	1,732	1.74%	14%	2,005	2.02%	15%	1,761	1.59%	17%
Construction loans	1,204	1.25%	13%	1,025	1.09%	14%	1,215	1.27%	15%
Residential real estate loans	367	0.82%	6%	288	0.71%	6%	197	0.42%	7%
Loans to individuals	112	0.47%	3%	109	0.47%	3%	131	0.56%	4%
Subtotal	5,989	1.18%	70%	6,476	1.39%	68%	5,697	1.20%	73%
Mortgage warehouse lines	973	0.45%	30%	866	0.40%	32%	896	0.50%	27%
Unallocated reserves	532	—	—	218	—	—	332	—	—
Total	$7,494	1.03%	100%	$7,560	1.11%	100%	$6,925	1.06%	100%

	December 31,
	2013			2012
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate loans	$3,022	3.07%	26%	$2,262	2.21%	20%
Commercial business	1,272	1.54%	22%	973	1.68%	11%
Construction loans	1,205	2.36%	14%	1,990	3.57%	11%
Residential real estate loans	165	1.20%	4%	112	1.03%	2%
Loans to individuals	111	1.12%	3%	105	1.07%	2%
Subtotal	5,775	2.26%	69%	5,442	2.30%	46%
Mortgage warehouse lines	585	0.50%	31%	1,421	0.50%	54%
Unallocated reserves	679	—	—	288	—	—
Total	$7,039	1.89%	100%	$7,151	1.37%	100%

The allowance for loan losses, excluding the portion related to mortgage warehouse lines, decreased to $6.5 million at December 31, 2016 from $6.7 million at December 31, 2015.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$170,854	20%	—%	$159,918	20%	—%
Interest bearing demand	310,103	37%	0.37%	284,547	36%	0.34%
Savings	205,294	25%	0.59%	196,324	25%	0.48%
Total core deposits	$686,251	82%	0.35%	$640,789	81%	0.27%

Certificates of deposit	$148,265	18%	1.12%	$145,968	19%	1.10%

Total deposits	$834,516	100%	0.61%	$786,757	100%	0.48%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2016.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

(Dollars in thousands)

Certificates of deposit of $100,000 or more	$17,726	$15,375	$21,136	$38,611	$92,848
Certificates of deposit less than $100,000	10,418	9,162	12,262	23,575	55,417
Total certificates of deposit	$28,144	$24,537	$33,398	$62,186	$148,265

The following table illustrates the components of average total deposits for the years indicated:

Average Deposit Balances
(Dollars in thousands)	2016		2015		2014
	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$166,519	20%	$164,419	20%	$159,935	20%
Interest bearing demand	301,086	36%	300,813	37%	286,235	35%
Savings	206,069	25%	196,844	24%	199,078	24%
Certificates of deposit of $100,000 or more	89,220	11%	71,449	9%	98,891	12%
Other certificates of deposit less than $100,000	62,858	8%	87,306	10%	70,574	9%
Total	$825,752	100%	$820,831	100%	$814,713	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding.  The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition.  The Bank offers a variety of products designed to attract and retain customers, with the Bank’s primary focus on the building and expanding of long-term relationships.  Deposits for the year ended December 31, 2016 averaged $825.8 million, an increase of $4.9 million, or 0.60%, compared to $820.8 million for the year ended December 31, 2015.  At December 31, 2016, total deposits were $834.5 million, an increase of $47.8 million, or 6.07%, from $786.8 million at December 31, 2015. The increase in total deposits in 2016 was due principally to an increase of $25.6 million in interest-bearing demand deposits, a $10.9 million increase in non-interest bearing demand deposits, a $9.0 million increase in savings deposits and a $2.3 million increase in time deposits. The average rate paid on the Bank’s interest-bearing deposit balances for 2016 was 0.61%, an increase from the average rate of 0.56% for 2015.

Average non-interest bearing demand deposits increased by $2.1 million, or 1.3%, to $166.5 million for the year ended December 31, 2016 from $164.4 million for the year ended December 31, 2015.  At December 31, 2016, non-interest bearing demand deposits totaled $170.9 million, an increase of $10.9 million, or 6.8%, compared to $159.9 million at December 31, 2015.  Non-interest bearing demand deposits made up 20.5% of total deposits at December 31, 2016 compared to 20.3% at December 31, 2015 and represent a stable, interest-free source of funds.

Savings accounts increased by $9.0 million, or 6.8%, to $205.3 million at December 31, 2016 from $196.3 million at December 31, 2015.  In 2016, the average balance of savings accounts increased by $9.2 million to $206.1 million compared to an average balance of $196.8 million in 2015.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market accounts and the Bank’s premier money market product, 1st Choice account, increased by $272,000, or 0.1%, to an average of $301.1 million for 2016 from an average of $300.8 million for 2015.  The average cost of interest bearing demand deposits was 0.37% for 2016 compared to 0.34% in 2015.

 Certificates of  deposit consist primarily of retail certificates of deposit and certificates of deposit with balances of $100,000 or more.  Certificates of deposit at December 31, 2016 were $148.3 million, an increase of $2.3 million from $146.0 million at December 31, 2015. The average cost of certificates of deposits increased to 1.12% in 2016 from 1.10% in 2015. Retail certificates of deposit decreased by $16.7 million, or 23.7%, to an average of $62.9 million for 2016 from an average of $87.3 million for 2015.  The average cost of retail certificates of deposit decreased to 0.98% for 2016 from 1.00% for 2015.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The average balance of other borrowed funds increased by $10.0 million to $48.4 million for 2016 from an average balance of $38.5 million for 2015 due to an increase in overnight borrowings in 2016.  The average cost of other borrowed funds decreased 8 basis points to 1.42% for 2016 compared to 1.50% for 2015.

The balance of borrowings was $73.1 million at December 31, 2016, which consisted of one long-term FHLB advance totaling $10.0 million and FHLB overnight funds purchased in the amount of $63.1 million. The balance of borrowings was $58.9 million at December 31, 2015, consisting of three long-term FHLB advances totaling $20.3 million and FHLB overnight purchased funds of $38.6 million.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $8.8 million, or 9.2%, to $104.8 million at December 31, 2016 from $96.0 million at December 31, 2015.  Tangible book value per common share was $11.50 at December 31, 2016 compared to $10.44 at December 31, 2015.  The ratio of average shareholders’ equity to total average assets was 10.06% and 9.34% for 2016 and 2015, respectively.  The increase in shareholders’ equity from December 31, 2015 to December 31, 2016 was primarily the result of an increase of $8.5 million in retained earnings.

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

On December 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on January 25, 2017 to all shareholders of record as of the close of business on January 3, 2017.

The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends, including, for example, when net income available for shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies, which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value that results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter. The Company's payment of cash dividends to date were within the guidelines set forth in the Federal Reserve Board's supervisory letter.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY.”

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see “Capital Adequacy” in the “Supervision and Regulation” section under Item 1. “Business” and Note 18 of the Notes to Consolidated Financial Statements.

The Company believes that its shareholders’ equity and regulatory capital position are adequate to support the planned operations of the Company for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2016.  Further discussion of these commitments is included in Note 16 of the Notes to Consolidated Financial Statements.

(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Off Balance Sheet:
Standby letters of credit	$1,994	$—	$—	$—	$1,994
Commitments to extend credit	372,683	—	—	—	372,683
Commitments to sell residential loans	8,319	—	—	—	8,319
Total off balance sheet:	$382,996	$—	$—	$—	$382,996
Contractual Obligations:
Operating Leases	$1,331	$2,056	$1,408	$2,449	$7,244
Borrowed funds and subordinated debentures	73,050	—	—	18,557	91,607
Certificates of deposit	86,079	49,963	12,223	—	148,265
Retirement benefit obligation projected	4,906	—	—	—	4,906
Total contractual obligations:	165,366	52,019	13,631	21,006	252,022
Total	$548,362	$52,019	$13,631	$21,006	$635,018

Liquidity

At December 31, 2016, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.

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

The Bank has established a borrowing relationship with the FHLB which further supports and enhances liquidity. During 2010, FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to FHLB cannot exceed 50 percent, or $519.1 million, of its total assets at December 31, 2016.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2016, the Bank had available borrowing capacity of $125.8 million at the FHLB of New York. At December 31, 2015, the Bank had available borrowing capacity of $60.3 million at the FHLB of New York. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2016, the balance of cash and cash equivalents was $14.9 million.

Net cash provided by operating activities totaled $2.6 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $16.2 million for the year ended December 31, 2015.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities.  Cash was used in operations primarily for originating loans held for sale. The decline in net cash provided by operating activities was due primarily to net cash used in the origination and sale of loans totaling $9.0 million in 2016 compared to $2.4 million of cash provided by the origination and sale of loans in 2015.

Net cash used in investing activities totaled $60.7 million for the year ended December 31, 2016 compared to $22.1 million for the year ended December 31, 2015.  The increase in net cash used in investing activities for 2016 as compared to 2015 resulted from the net increase in loans of $42.8 million compared to the net increase in loans of $30.6 million in 2015. Net cash used in investment securities transactions in 2016 was $17.7 million compared to $4.8 million of cash provided in 2015. Proceeds from the sale of OREO properties were $1.0 million in 2016 compared to $6.0 million in 2015.

Net cash provided by financing activities totaled $61.6 million for the year ended December 31, 2016 compared to $2.7 million for the year ended December 31, 2015.  The net cash provided by financing activities in 2016 was due primarily to the net increase in deposits.  In 2015, the net decrease in deposits was more than offset by a net increase in borrowings.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the year ended December 31, 2016, repayments and maturities of investment securities totaled $54.8 million compared to $54.5 million in 2015.  Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

The Company believes that its liquidity position is adequate to service the needs of its borrowers and depositors and provide for its planned operations.

Interest Rate Sensitivity Analysis

              The largest component of the Company’s total income is net interest income and the majority of the Company’s financial instruments are composed of interest rate sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk. The Company’s assets consist primarily of floating rate construction loans and commercial lines of credit and its liabilities consist primarily of deposits.  Interest rate risk is derived from timing differences and the magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate sensitive assets and interest rate liabilities.

The following table sets forth certain information relating to the Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments at December 31, 2016.

Interest Rate Sensitivity Analysis at December 31, 2016
(Dollars in thousands)					Total	One Year
	Interest Sensitivity Period				Within	to	Over	Non-interest
	30 Day	90 Day	180 Day	365 Day	One Year	Five Years	Five Years	Sensitive	Total
Assets :
Cash and due from banks	$9,781	$—	$—	$—	$9,781	$—	$—	$5,105	$14,886
Federal funds sold	—	—	—	—	—	—	—	—	—
Investment securities	9,323	24,180	6,861	33,176	73,540	90,690	47,551	18,823	230,604
Loans held for sale	14,829	—	—	—	14,829	—	—	—	14,829
Loans, net of allowance for loan losses	391,445	18,294	25,657	41,148	476,544	209,931	20,401	10,438	717,314
Other assets	—	—	—	—	—	—	—	60,580	60,580
	$425,378	$42,474	$32,518	$74,324	$574,694	$300,621	$67,952	$94,946	$1,038,213
Sources of Funds :
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$170,854	$170,854
Demand deposits - interest bearing	135,613	—	—	—	135,613	144,489	30,001	—	310,103
Savings deposits	114,977	—	—	31	115,008	49,271	41,015	—	205,294
Certificates of deposits	6,975	21,146	24,537	33,398	86,056	62,209	—	—	148,265
Borrowings	63,050	—	—	10,000	73,050	—	—	—	73,050
Redeemable subordinated debentures	—	18,000	—	—	18,000	—	—	557	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	112,090	112,090
	$320,615	$39,146	$24,537	$43,429	$427,727	$255,969	$71,016	$283,501	$1,038,213

Asset (Liability) Sensitivity Gap :
Period Gap	$104,763	$3,328	$7,981	$30,895	$146,967	$44,652	$(3,064)	$(188,555)	—
Cumulative Gap	$104,763	$108,091	$116,072	$146,967	$293,934	$338,586	$335,522	—	—
Cumulative Gap to Total Assets	10.1%	10.4%	11.2%	14.2%	28.3%	32.6%	32.3%	—	—

Under the Company’s interest rate risk policy established by the Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”).  The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk.  The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income as if the theoretical rate shocks occurred.  The EVE analysis and net interest income simulation model results are presented quarterly to the Asset/Liability Committee of the Board.

Summarized below are the projected effects of a parallel shift of increases of 200 and 300 basis points, respectively, in market rates on the Company’s net interest income and EVE.

					Next 12 Months
	Economic Value of Equity (2)				Net Interest Income
Change in Interest Rates	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
Basis Point (bp) (1)
	Amount	Change	Change	Amount	Change	Change
	(Dollars in Thousands)
+300 bp	$137,643	$(962)	(0.69)%	$40,448	$2,872	7.64%
+200 bp	138,006	(599)	(0.43)%	39,327	1,751	4.66%
0 bp	138,605	—	—	37,576	—	—

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The above table indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 0.43% decrease in EVE and a $1.8 million, or 4.66%, increase in net interest income over the next twelve months. This data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the estimated EVE and net interest income presented above assumes that the composition of the Company’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions the Company may take in response to changes in interest rates. The estimates also assume a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Although the estimated EVE and net interest income provide an indication of the Company’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Company’s EVE and net interest income and will differ from actual results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Item 15(a) (1) and (2) on page 51 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page 51 hereof.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The report of BDO USA, LLP, an independent registered public accounting firm, on the Company's internal control over financial reporting appears in the Company's consolidated financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2016.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “Directors and Executive Officers,” “Corporate Governance” and “Stock Ownership of Management and Principal Shareholders.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “Equity Plans” and “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2016 and 2015.

Consolidated Statements of Income – For the Years Ended December 31, 2016 and 2015.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2016 and 2015.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2016 and 2015.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2016 and 2015.

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2016.

2.	All schedules are omitted because they are either inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.           Exhibits

Exhibit No.		Description

3	(i)(A)	Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(ii)(A)	By-laws of the Company, as amended,(conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.3		Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1	#
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
The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 19, 2005 (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

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
1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 23, 2013 filed with the SEC on April 11, 2013)

10.16	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the SEC on March 22, 2016)

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the SEC on March 22, 2016)

10.18	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.19	#
Amendment to the Amended and Restated Employment Agreement, effective as of April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

10.20	#
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 21, 2015 that was filed with the SEC on April 14, 2015)

10.21	#
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

10.22	#
Amended and Restated Indemnification Agreement, dated as of April 24, 2013, by and between Rumson-Fair Haven Bank and Trust Company and James G. Aaron (which was assumed by 1st Constitution Bank following the merger of Rumson-Fair Haven Bank and Trust Company with and into 1st Constitution Bank) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 10, 2016)

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

101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey
We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Constitution Bancorp at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 16, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey
We have audited 1st Constitution Bancorp (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 16, 2017

1st CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in Thousands, except share data)

	2016	2015
ASSETS
Cash and Due From Banks	$14,886	$11,368
Federal Funds Sold/Short-Term Investments	—	—
Total cash and cash equivalents	14,886	11,368
Investment Securities
Available for sale, at fair value	103,794	91,422
Held to maturity (fair value of $128,559 and $127,157 at December 31, 2016 and 2015, respectively)	126,810	123,261
Total investment securities	230,604	214,683

Loans Held for Sale	14,829	5,997

Loans	724,808	682,121
Less- Allowance for loan losses	(7,494)	(7,560)
Net loans	717,314	674,561

Premises and Equipment, Net	10,673	11,109
Accrued Interest Receivable	3,095	2,853
Bank-Owned Life Insurance	22,184	21,583
Other Real Estate Owned	166	966
Goodwill and Intangible Assets	12,880	13,284
Other Assets	11,582	11,587
Total assets	$1,038,213	$967,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$170,854	$159,918
Interest bearing	663,662	626,839
Total deposits	834,516	786,757

Borrowings	73,050	58,896
Redeemable Subordinated Debt	18,557	18,557
Accrued Interest Payable	866	846
Accrued Expenses and Other Liabilities	6,423	6,975
Total liabilities	933,412	872,031

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 5,000,000 shares authorized, none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,027,087 and 7,954,267 shares issued and 7,993,789 and 7,922,968 shares outstanding as of December 31, 2016 and 2015, respectively	71,695	70,845

Retained earnings	34,074	25,589
Treasury Stock 33,298 shares and 31,298 shares at December 31, 2016 and 2015, respectively	(368)	(344)
Accumulated other comprehensive loss	(600)	(130)
Total shareholders’ equity	104,801	95,960
Total liabilities and shareholders’ equity	$1,038,213	$967,991

The accompanying notes are an integral part of these consolidated financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016 and 2015
(Dollars in thousands, except per share data)

	2016	2015
INTEREST INCOME
Loans, including fees	$35,429	$35,597
Securities
Taxable	3,268	3,167
Tax-exempt	2,078	2,131
Federal funds sold/interest earning deposits	88	50
Total interest income	40,863	40,945
INTEREST EXPENSE
Deposits	4,044	3,704
Borrowings	687	577
Redeemable subordinated debentures	427	355
Total interest expense	5,158	4,636
Net interest income	35,705	36,309

(CREDIT) PROVISION FOR LOAN LOSSES	(300)	1,100
Net interest income after (credit) provision for loan losses	36,005	35,209
NON-INTEREST INCOME
Service charges on deposit accounts	715	818
Gain on sales of loans, net	3,785	4,039
Income on Bank-owned life insurance	549	558
Other income	1,837	1,049
Total other income	6,886	6,464
NON-INTEREST EXPENSES
Salaries and employee benefits	18,298	17,232
Occupancy expense	4,001	4,098
Data processing expenses	1,277	1,211
FDIC insurance expense	453	660
Other real estate owned expenses	81	734
Other operating expenses	4,873	5,012
Total other expenses	28,983	28,947
Income before income taxes	13,908	12,726
INCOME TAXES	4,623	4,062
Net income	$9,285	$8,664
NET INCOME PER COMMON SHARE
Basic	$1.17	$1.10
Diluted	$1.14	$1.07
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,962,121	7,901,278
Diluted	8,177,439	8,075,752

The accompanying notes are an integral part of these consolidated financial statements

1st CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
Net income	$9,285	$8,664

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale	(667)	(224)
Tax effect	243	38
Net of tax amount	(424)	(186)

Pension liability	83	(53)
Tax effect	(31)	21
Net of tax amount	52	(32)

Reclassification adjustment for actuarial (gains) for unfunded pension liability
Income (1)	(160)	(266)
Tax effect (2)	62	106
Net of tax amount	(98)	(160)
Total other comprehensive (loss) income	(470)	(378)
Comprehensive income	$8,815	$8,286

(1)	Included in salaries and employee benefits expense on the consolidated statements of income

(2)	Included in income taxes on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
BALANCE, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110

Exercise of stock options and issuance of restricted shares under employee benefit programs (33,800 shares issued from Treasury Stock)	(39)	—	331	—	292

Share-based compensation	631	—	—	—	631

5% Stock dividends declared February and December 2015 (737,448 shares)	8,805	(8,805)	—	—	—

Treasury stock purchased, net (31,050 shares)	—	—	(359)	—	(359)

Net Income for the year ended 12/31/2015	—	8,664	—	—	8,664

Other comprehensive loss	—	—	—	(378)	(378)
BALANCE, December 31, 2015	$70,845	$25,589	$(344)	$(130)	$95,960

Exercise of stock options	96	—	—	—	96

Share-based compensation	754	—	—	—	754

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Dividends on common stock	—	(800)	—	—	(800)

Net Income for the year ended December 31, 2016	—	9,285	—	—	9,285

Other comprehensive loss	—	—	—	(470)	(470)
BALANCE, December 31, 2016	$71,695	$34,074	$(368)	$(600)	$104,801

The accompanying notes are an integral part of these consolidated financial statements

1st CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
OPERATING ACTIVITIES:
Net income	$9,285	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(300)	1,100
Provision for loss on other real estate owned	—	382
Depreciation and amortization	1,415	1,476
Net amortization of premiums and discounts on securities	1,141	810
(Gains) loss on sales of other real estate owned	(31)	692
Gains on sales of loans held for sale	(3,785)	(4,039)
Originations of loans held for sale	(96,968)	(134,073)
Proceeds from sales of loans held for sale	91,708	140,486
Income on Bank-owned life insurance	(549)	(558)
Share-based compensation expense	754	631
Deferred tax expense	354	159
(Increase) decrease in accrued interest receivable	(242)	243
Decrease in other assets	388	617
Increase (decrease) in accrued interest payable	20	(61)
Decrease in accrued expense and other liabilities	(552)	(363)
Net cash provided by operating activities	2,638	16,166
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(37,300)	(34,109)
Held to maturity	(35,212)	(15,599)
Proceeds from maturities and repayments of securities:
Available for sale	23,354	18,783
Held to maturity	31,429	35,705
Proceeds from Bank-owned life insurance benefits paid	248	—
Net purchase of restricted stock	(661)	(1,516)
Net increase in loans	(42,779)	(30,646)
Purchase of Bank-owned life insurance	(300)	—
Capital expenditures	(457)	(706)
Additional investment in other real estate owned	(61)	—
Proceeds from sales of other real estate owned	1,033	6,027
Net cash used in investing activities	(60,706)	(22,061)
FINANCING ACTIVITIES:
Exercise of stock options and issuance of restricted shares	96	292
Purchase of treasury stock	(24)	(359)
Cash dividends paid to shareholders	(399)	—
Net increase (decrease) in demand, savings and time deposits	47,759	(31,004)
Repayment of long-term borrowing	(10,000)	—
Net increase in short-term borrowings	24,154	33,789
Net cash provided by financing activities	61,586	2,718
Increase (decrease) in cash and cash equivalents	3,518	(3,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,368	14,545
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,886	$11,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$5,138	$4,697
Income taxes	4,590	4,170
Non-cash investing activities
Real estate acquired in full satisfaction of loans in foreclosure	141	2,357

The accompanying notes are an integral part of these consolidated financial statements

1st CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

1.           Summary of Significant Accounting Policies

1st Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is the parent to 1st Constitution Bank (the “Bank”), a New Jersey state-chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2016, eighteen additional branch offices in downtown Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, West Windsor, Princeton, Rumson, Fair Haven, Asbury Park, Shrewsbury and Little Silver, New Jersey. The Bank also operates four residential mortgage loan production offices in Forked River, Flemington, Jersey City and Somerset, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

The Company paid a 5% common stock dividend on April 7, 2015 and a 5% common stock dividend on February 1, 2016. As appropriate, common shares and per common share data presented in the consolidated financial statements and the accompanying notes below have been adjusted to reflect the common stock dividends.

On September 15, 2016, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by 1ST Constitution Bancorp on its common shares.

On December 15, 2016, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on January 25, 2017 to all shareholders of record as of the close of business on January 3, 2017.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans.  At December 31, 2016, 49.5% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 40.1% of the portfolio consisted of municipal bonds.  The remaining 10.4% of our investment securities consisted primarily of corporate debt issues.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Investment Securities

Investment securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment securities that are held for indefinite periods of time, that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized in earnings on a trade date basis.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary in accordance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (“OCI”) with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes. Temporary impairments of held to maturity securities are not recorded in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities are disclosed.

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

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York is carried at cost and is included in other assets. The investment in FHLB stock was $3,962 and $3,302 at December 31, 2016 and December 31, 2015, respectively.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2016.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a select group of its executives, directors, officers and employees.  The Company is the owner and beneficiary of the policies.  This pool of insurance, due to the advantages of the Bank, is profitable to the Company.  This profitability offsets a portion of current and future benefit costs and is intended to provide a funding source for the payment of future benefits.  The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

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

Loans held for sale are carried at the lower of aggregated cost or fair value. The fair value of loans held for sale are determined, when possible, using quoted secondary market prices.  If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.  Realized gains and losses on loans held for sale are recognized at settlement date and are determined based on the cost, including deferred net loan origination fees and the costs of the specific loans sold. Residential mortgage loans are sold with servicing released.

The Bank accounts for its transfers and servicing of financial assets in accordance with ASC Topic 860, “Transfers and Servicing” ("ASC Topic 860").  The Bank originates residential mortgages under a definitive plan to sell those loans with servicing generally released.  Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Bank also originates commercial loans, of which a portion are guaranteed by the Small Business Administration ("SBA"). The guaranteed portion of the loans is generally sold into the secondary market. Gains and losses on sales are also accounted for in accordance with ASC Topic 860.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding “rate lock commitments.”  Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Bank is generally not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

The fair value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments.  The estimated fair value of rate lock commitments was $123,000 at December 31, 2016. The estimated fair value of rate lock commitments at December 31, 2015 was not deemed to be significant and, therefore, not recorded on the balance sheet.

ASC Topic 460, “Guarantees,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets, for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral.  The Bank had standby letters of credit for customers aggregating $2.0 million and $2.1 million at December 31, 2016 and 2015, respectively.  These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2016.  The amount of the liability related to guarantees under issued standby letters of credit was not material as of December 31, 2016 and 2015.

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

Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount that is due, in part, to credit quality.  PCI loans are accounted for in accordance with ASC Subtopic 310-30, "Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality" and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).  The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance.  Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes.  Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable.  Estimated useful lives of buildings are forty years, furniture and fixtures and equipment are three to fifteen years and leasehold improvements are generally three to ten years.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Bank accounts for impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long-lived assets at December 31, 2016 and 2015.

Derivative Contracts

Derivative contracts, as required by ASC Topic 815, “Derivatives and Hedging,” are carried at fair value as either assets or liabilities on the balance sheet with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, net of related income tax effects for contracts that are classified as cash flow hedges.  Gains and losses on derivative contracts are recognized upon realization, utilizing the specific identification method.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2016 and 2015 and has not recognized any liabilities for tax uncertainties as of December 31, 2016 and 2015. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2016 and 2015. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2016, 2015, 2014 and 2013.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 8 – Goodwill and Intangible Assets for additional information.

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

(Dollars in thousands except per share data)	Year Ended December 31, 2016
	Net Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$9,285	7,962,121	$1.17

Effect of dilutive securities:
Stock options and warrants		215,318

Diluted EPS:
Net income plus assumed conversion	$9,285	8,177,439	$1.14

	Year Ended December 31, 2015
	Net Income	Weighted average shares	Per share Amount
Basic earnings per common share:
Net income	$8,664	7,901,278	$1.10

Effect of dilutive securities:
Stock options and warrants		174,474

Diluted EPS:
Net income plus assumed conversion	$8,664	8,075,752	$1.07

For the years ended December 31, 2016 and 2015, 11,088 and 25,182 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, other-than-temporary non-credit related security impairments, unrealized gains and losses on cash flow hedges and changes in the funded status of benefit plans.

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

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2016 and 2015.

Segment Information

U.S. GAAP establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision-maker is the President and Chief Executive Officer.  The Company has applied the aggregation criteria for its operating segments to create one reportable segment, “Community Banking.”

The Company’s Community Banking segment consists of construction, commercial, retail and mortgage banking operations.  The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company.  Construction, commercial, retail and mortgage lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate, liquidity and credit risk as a single unit.

Recent Accounting Pronouncements

ASU Update 2017-04 - Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The primary goal of this ASU is to simplify the goodwill impairment test and provide cost savings for all entities by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit's "implied" goodwill under current U.S. GAAP.

The amendments have staggered effective dates: (1) a public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, (2) a public business entity that is not an SEC filier should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020 and (3) all other entities, including non-for-profit entities, should adopt the amendments for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The current definition of a business is interpreted broadly and can be difficult to apply. Stakeholders indicated that analyzing transactions is inefficient and costly and the definition does not permit the use of reasonable judgment.

Under current implementation guidance, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.

The ASU introduces a "screen" to assist entities in determining when a set should not be considered a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. If the screen is not met, the ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Further, the

ASU removes the evaluation of whether a market participant could replace missing elements (as required under current U.S. GAAP).

For public business entities, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the amendments apply to annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition.

The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.
In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," amending the new revenue recognition standard that it jointly issued with the International Accounting Standards Board ("IASB") in 2014. The amendments do not change the core principles of the standard, but clarify certain narrow aspects of the standard including its scope, contract cost accounting, disclosures, illustrative examples and other matters. The ASU becomes effective concurrently with ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)."
The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2016-18 - Restricted Cash.
In November 2016, the FASB issued ASU 2016-18 "Restricted Cash," which updates Topic 230-Statement of Cash Flows, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The ASU includes examples of the revised presentation guidance and additional presentation and disclosure requirements apply.
For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.
The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2016-17 - Interests Held Through Related Parties That Are Under Common Control.
In October 2016, the FASB issued ASU 2016-17 "Interests Held Through Related Parties That Are Under Common Control," which amends the variable interest entity ("VIE") guidance within Topic 810. It does not change the two required characteristics for a single decision maker to be the primary beneficiary ("power" and "economics"), but it revised one aspect of the related analysis. The amendments change how a single decision maker of a VIE treats indirect variable interest held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The ASU requires consideration of such indirect interests on a proportionate basis instead of being the equivalent of direct interests in their entity, thereby making consolidation less likely.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted; however, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of that fiscal year.

The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt, (3) settlement of contingent consideration, (4) insurance proceeds, (5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance policies (BOLI) policies, (6) distributions from equity method investees, (7) beneficial interests in securitization transactions and (8) receipts and payments with aspects of more than one class of cash flows.
For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company currently classifies cash flows related to BOLI in accordance with the guidance and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. Upon initial recognition, the allowance for credit losses is added to the purchase price ("gross up approach") to determine the initial amortized cost basis. The subsequent accounting for PCD assets will use the CECL model described above.

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

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which the financial statements have not been issued or made available to be issued. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted the guidance for the year ended December 31, 2016. The effect of the adoption of this guidance was not material.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2017, the Company plans to complete an evaluation of all of its leases to determine the potential impact on the Company's consolidated financial statements as a result of this new standard.

ASU Update 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance in the ASU, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income, the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard's core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.   This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

The Company does not expect the adoption of ASU 2014-9 to have a material impact on its consolidated financial statements.

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

2.           Investment Securities

Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Available for sale-
U.S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”) and agencies	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations- GSE	22,647	58	(145)	22,560
Residential mortgage backed securities – GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities – single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations – GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities - GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	Losses	Value
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$5,523	$—	$(42)	$5,481
Residential collateralized mortgage obligations - GSE	8,255	68	(36)	8,287
Residential mortgage backed securities – GSE	32,279	541	(185)	32,635
Obligations of state and political subdivisions	21,125	365	(54)	21,436
Trust preferred debt securities – single issuer	2,474	—	(338)	2,136
Corporate debt securities	20,510	65	(153)	20,422
Other debt securities	1,053	—	(28)	1,025
	$91,219	$1,039	$(836)	$91,422

	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
Residential collateralized mortgage obligations – GSE	$13,630	$—	$13,630	$404	$—	$14,034
Residential mortgage backed securities - GSE	47,718	—	47,718	928	(46)	48,600
Obligations of state and political subdivisions	61,135	—	61,135	2,294	(14)	63,415
Trust preferred debt securities - pooled	657	(501)	156	341	—	497
Other debt securities	622	—	622	—	(11)	611
	$123,762	$(501)	$123,261	$3,967	$(71)	$127,157

At December 31, 2016 and December 31, 2015, $121.7 million and $69.8 million of investment securities, respectively, were pledged to collateralize borrowings from the FHLB and municipal deposits under the State of New Jersey Governmental Unit Deposit Protection Act ("GUDPA").

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	December 31, 2016
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$2,616	$2,619	3.06%
Due after one year through five years	15,544	15,470	1.28%
Due after five years through ten years	44,489	44,695	2.68%
Due after ten years	41,609	41,010	2.75%
Total	$104,258	$103,794	2.51%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$29,807	$29,816	1.44%
Due after one year through five years	16,833	17,373	4.43%
Due after five years through ten years	23,597	24,280	3.51%
Due after ten years	56,573	57,090	3.28%
Total	$126,810	$128,559	3.04%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 are as follows:

2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	3	$7,090	$(151)	—	—	$7,090	$(151)
Residential collateralized mortgage obligations - GSE	7	17,242	(275)	—	—	17,242	(275)
Residential mortgage backed securities - GSE	29	26,581	(216)	3,542	(16)	30,123	(232)
Obligations of state and political subdivisions	74	25,545	(611)	—	—	25,545	(611)
Trust preferred debt securities -single issuer	4	—	—	2,272	(206)	2,272	(206)
Corporate debt securities	6	12,700	(204)	1,999	(1)	14,699	(205)
Other debt securities	3	—	—	1,276	(7)	1,276	(7)
Total temporarily impaired securities	126	$89,158	$(1,457)	$9,089	$(230)	$98,247	$(1,687)

2015		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$5,481	$(42)	—	—	$5,481	$(42)
Residential collateralized mortgage obligations-GSE	2	5,894	(36)	—	—	5,894	(36)
Residential mortgage backed securities - GSE	19	20,911	(175)	3,980	(56)	24,891	(231)
Obligations of state and political subdivisions	32	2,760	(19)	6,465	(49)	9,225	(68)
Trust preferred debt securities– single issuer	4	—	—	2,136	(338)	2,136	(338)
Corporate debt securities	4	9,214	(153)	—	—	9,214	(153)
Other debt securities	3	586	(11)	1,025	(28)	1,611	(39)
Total temporarily impaired securities	67	$44,846	$(436)	$13,606	$(471)	$58,452	$(907)

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

The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security.  The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral.

On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required.  As of December 31, 2016, management concluded that no additional other-than-temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

3.           Loans and Loans Held for Sale

Loans are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Commercial business	$99,650	$99,277
Commercial real estate	242,393	207,250
Mortgage warehouse lines	216,259	216,572
Construction loans	96,035	93,745
Residential real estate loans	44,791	40,744
Loans to individuals	23,736	23,074
All other loans	207	233
Gross Loans	723,071	680,895
Deferred loan fees and costs, net	1,737	1,226
	$724,808	$682,121

The Bank’s lending focus and business is concentrated primarily in New Jersey, particularly northern and central New Jersey.  A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Bank had residential mortgage loans held for sale of $14.8 million at December 31, 2016 and $6.0 million at December 31, 2015.  The Bank sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2016 and 2015 were residential mortgage loans that the Bank intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period.  The estimated fair value of the derivatives of interest rate lock commitments was $123,000 at December 31, 2016 and was not deemed to be significant at December 31, 2015.

4.           Allowance for Loan Losses and Credit Quality Disclosures

The Company’s primary lending emphasis is the origination of commercial business and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the primary inherent risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at December 31, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Non-accrual Loans
Construction Loans	$—	$—	$186	$186	$95,849	$96,035	$—	$186
Commercial Business	113	115	790	1,018	98,632	99,650	—	920
Commercial Real Estate	741	942	2,707	4,390	238,003	242,393	—	3,187
Mortgage Warehouse Lines	—	—	—	—	216,259	216,259	—	—
Residential Real Estate Loans	564	—	392	956	43,835	44,791	—	544
Loans to Individuals	—	29	361	390	23,346	23,736	24	337
Other	—	—	—	—	207	207	—	—
Deferred Loan Fees and Costs, Net	—	—	—	—	1,737	1,737	—	—
Total	$1,418	$1,086	$4,436	$6,940	$717,868	$724,808	$24	$5,174

The following table provides an aging of the loan portfolio by loan class at December 31, 2015:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment >90 Days Accruing	Non-accrual Loans
Construction Loans	$—	$—	$—	$—	$93,745	$93,745	$—	$—
Commercial Business	530	5	186	721	98,556	99,277	—	304
Commercial Real Estate	789	—	3,996	4,785	202,465	207,250	—	4,321
Mortgage Warehouse Lines	—	—	—	—	216,572	216,572	—	—
Residential Real Estate Loans	—	166	1,132	1,298	39,446	40,744	—	1,132
Consumer
Loans to Individuals	400	—	263	663	22,411	23,074	—	263
Other	—	—	—	—	233	233	—	—
Deferred Loan Fees and Costs, Net	—	—	—	—	1,226	1,226	—	—
Total	$1,719	$171	$5,577	$7,467	$674,654	$682,121	$—	$6,020

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan.  Accordingly, loans acquired with evidence of deteriorated credit quality in the amount of $439,000 and $489,000 at December 31, 2016 and 2015, respectively, were not classified as non-performing loans due to the accretion of income based on expected cash flows.

Additional income before taxes amounting to $522,000 and $471,000 would have been recognized in 2016 and 2015, respectively, if interest on all loans had been recorded based upon their original contract terms.

Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance.  The allowance for loan losses methodology consists of two major components.  The first component is an estimation of losses associated with individually identified impaired loans, which follows ASC Topic 310.  The second major component estimates losses under ASC Topic 450, which provides guidance for estimating losses on groups of loans with similar risk characteristics.  The Bank’s methodology results in an allowance for loan losses which includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.

When analyzing groups of loans under ASC Topic 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Bank’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

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

The specific allowance for impaired loans is established for specific loans that have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Bank often utilizes independent third party qualified appraisal firms which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical loss estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other qualitative factor which may cause future losses to deviate from historical levels.

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

As a separate segment of the total portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan losses purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008, there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

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

Internal Risk Rating of Loans

The Bank’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and their definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at the Bank and adequately margined. Loans that are based upon "blue chip" stocks listed on the major stock exchanges and adequately margined.

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience and backgrounds, and management succession is in place.  Sources of raw materials and, for service companies, the sources of revenue are abundant.  Future needs have been planned for.  Character and management ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.

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

3w.  Watch - Included in this category are loans evidencing problems identified by Bank management that require closer supervision.  Such problems have not developed to the point which requires a "special mention" rating.  This category also covers situations where the Bank does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

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

5.  Substandard - A "substandard" loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

6.  Doubtful - A loan classified as "doubtful" has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified as "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desireable to defer writing off this loan even though partial recovery may occur in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2016:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,548	$91,908	$223,435	$216,259	$43,950
Special Mention	301	7,102	14,334	—	244
Substandard	186	611	4,624	—	597
Doubtful	—	29	—	—	—
Loss	—	—	—	—	—
Total	$96,035	$99,650	$242,393	$216,259	$44,791

(Dollars in thousands)
Consumer Credit Exposure -By Payment Activity	Loans to Individuals	Other

Performing	$23,375	$207
Nonperforming	361	—
Total	$23,736	$207

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2015:

(Dollars in thousands)
Commercial Credit Exposure- By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$93,558	$90,856	$191,754	$216,572	$39,878
Special Mention	187	7,768	9,311	—	260
Substandard	—	653	6,185	—	606
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$93,745	$99,277	$207,250	$216,572	$40,744

(Dollars in thousands)
Consumer Credit Exposure - By Payment Activity	Loans to Individuals	Other

Performing	$22,811	$233
Nonperforming	263	—
Total	$23,074	$233

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at December 31, 2016 and 2015, respectively.

Allowance for Loan Losses as of and for the year ended December 31, 2016
(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560
(Credit) provision charged to operations	179	(177)	(800)	107	79	(3)	1	314	—	(300)
Loans charged off	—	(97)	(60)	—	—	—	(1)	—	—	(158)
Recoveries of loans charged off	—	1	385	—	—	6		—	—	392
Ending balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$—	$7,494

Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—	$—	$260
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532	—	7,234
Ending Balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$—	$7,494

Loans receivable:
Loans acquired with deteriorated credit quality	$—	$191	$930	$—	$—	$—	$—	$—	$—	$1,121
Individually evaluated for impairment	391	947	3,817	—	544	337	—	—	—	6,036
Collectively evaluated for impairment	95,644	98,512	237,646	216,259	44,247	23,399	207	—	1,737	717,651
Ending Balance	$96,035	$99,650	$242,393	$216,259	$44,791	$23,736	$207	$—	$1,737	$724,808

Allowance for Loan Losses as of and for the year ended December 31, 2015
(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332	$—	$6,925
(Credit) provision charged to operations	(190)	347	1,010	(30)	91	(13)	(1)	(114)	—	1,100
Loans charged off	—	(116)	(361)	—	—	(13)	(1)	—	—	(491)
Recoveries of loans charged off	—	13	7	—	—	6		—	—	26
Ending balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Individually evaluated for impairment	$—	$68	$125	$—	$69	$—	$—	$—	$—	$262
Loans acquired with deteriorated credit quality	—	—	64	—	—	—	—	—	—	64
Collectively evaluated for impairment	1,025	1,937	2,860	866	219	109	—	218	—	7,234
Ending Balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$—	$7,560

Loans receivable:
Loans acquired with deteriorated credit quality	$—	$241	$1,359	$—	$—	$—	$—	$—	$—	$1,600
Individually evaluated for impairment	494	458	4,833	—	1,132	263	—	—	—	7,180
Collectively evaluated for impairment	93,251	98,578	201,058	216,572	39,612	22,811	233	—	1,226	673,341
Ending Balance	$93,745	$99,277	$207,250	$216,572	$40,744	$23,074	$233	$—	$1,226	$682,121

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

Impaired Loans Receivables (By Class) - December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2016 Average Recorded Investment	Year to Date 2016 Interest Income Recognized
(Dollars in thousands)
With no related allowance:
Construction	$186	$186	$—	$260	$—
Commercial Business	883	1,054	—	623	14
Commercial Real Estate	1,380	1,380	—	1,528	74
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	2,449	2,620	—	2,411	88

Residential Real Estate	244	244	—	725	—

Consumer
Loans to Individuals	337	337	—	281	—
Other	—	—	—	—	—
Subtotal	337	337	—	281	—
Subtotal with no related allowance	3,030	3,201	—	3,417	88
With an allowance:
Commercial
Construction	205	205	7	51	9
Commercial Business	255	255	101	238	—
Commercial Real Estate	3,367	3,367	114	3,603	19
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,827	3,827	222	3,892	28

Residential Real Estate	301	316	38	200	—
Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
Subtotal with an allowance	4,128	4,143	260	4,092	28

Total:
Construction	391	391	7	311	9
Commercial Business	1,138	1,309	101	861	14
Commercial Real Estate	4,747	4,747	114	5,131	93
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	544	560	38	925	—
Consumer	337	337	—	281	—
Total	$7,157	$7,344	$260	$7,509	$116

Impaired Loans Receivables (By Class) - December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2015 Average Recorded Investment	Year to Date 2015 Interest Income Recognized
(Dollars in thousands)
With no related allowance:
Commercial
Construction	$494	$494	$—	$477	$27
Commercial Business	488	847	—	492	23
Commercial Real Estate	2,417	2,683	—	2,998	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,399	4,024	—	3,967	144

Residential Real Estate	831	831	—	981	—

Consumer
Loans to Individuals	263	280	—	88	—
Other	—	—	—	—	—
Subtotal	263	280	—	88	—
Subtotal with no related allowance	4,493	5,135	—	5,036	144

With an allowance:
Commercial
Construction	—	—	—	—	—
Commercial Business	211	237	68	307	5
Commercial Real Estate	3,775	3,788	189	4,200	154
Mortgage Warehouse Lines	—	—	—	—	—

Subtotal	3,986	4,025	257	4,507	159

Residential Real Estate	301	316	69	100	—
Consumer
Loans to Individuals	—	—	—	175	—
Other	—	—	—	—	—
Subtotal	—	—	—	175	—
Subtotal with an allowance	4,287	4,341	326	4,782	159

Total:
Construction	494	494	—	477	27
Commercial Business	699	1,084	68	799	28
Commercial Real Estate	6,192	6,471	189	7,198	248
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,132	1,147	69	1,081	—
Consumer	263	280	—	263	—
Total	$8,780	$9,476	$326	$9,818	$303

Purchased Credit-Impaired Loans

Purchased Credit-Impaired loans (“PCI”) are loans acquired at a discount that is due in part to credit quality.  Acquired loans totaling $2.6 million were deemed to be PCI at February 7, 2014 and were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents additional information regarding PCI loans for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	Purchased Loans with Evidence of Credit Deterioration
	12/31/2016	12/31/2015
Outstanding balance	$1,470	$1,964
Carrying amount	$1,121	$1,600

  In 2015, an allowance for loan losses in the amount of $64,000 was recorded for one PCI loan.

The following table presents changes in accretable discount for PCI loans for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Balance at beginning of year	$73	$135
Acquisition of impaired loans	—	—
Accretion of discount	(43)	(62)
Balance at end of year	$30	$73

Non-accretable difference at end of year	$215	$215

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

(Dollars in thousands)	Periods ending December 31,
	2017	$22
	2018	8
	Thereafter	—
	Total	$30

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

(Dollars in thousands)	December 31,
2016		2015
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$524	5	$1,008

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

If the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period, maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial information and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Bank would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2016 and 2015.

During 2016

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$458	$458

During 2015

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Business	1	$288	$288

There was one troubled debt restructuring in the amount of $458,000 that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2016. There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2015.

If the Bank determines that a borrower has suffered deterioration in its financial condition, a restructuring of the loan terms may occur.  Such loan restructurings may include, but are not limited to, reductions in principal or interest, reductions in interest rates and extensions of the maturity date.  When modifications are implemented, such loans meet the definition of a troubled debt restructuring.  All of the modifications employed by the Bank during 2016 and 2015 have resulted in lower principal amortization payments.  The lower payments are determined by an analysis of the borrower’s cash flow ability to meet the modified terms while anticipating an improved financial condition to enable a resumption of the original payment terms.

5.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during 2016 and 2015 is as follows:

(Dollars in thousands)	December 31,
	2016	2015
Balance, beginning of year	$870	$1,376
Loans granted	751	16
Repayments of loans	(264)	(522)
Balance, end of year	$1,357	$870

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2016 and 2015.

Related party deposits were $14.9 million and $9.0 million at December 31, 2016 and 2015, respectively.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and affiliated interests on comparable terms as those prevailing from time to time for other non-affiliated customers of the Company. For these transactions, related expenses are not significant to the operations of the Company.

6.           Premises and Equipment

Premises and equipment consist of the following:

		December 31,
(Dollars in thousands)	Estimated Useful Lives	2016	2015
Land		$1,798	$1,798
Building	40 years	8,083	8,083
Leasehold improvements	3 - 10 years	5,864	5,762
Furniture, fixtures and equipment	3 – 15 years	4,897	4,542
		20,642	20,185
Less: Accumulated depreciation		(9,969)	(9,076)
		$10,673	$11,109

Depreciation expense was $893,000 and $1.0 million for the years ended December 31, 2016 and 2015, respectively.

7.           Other Real Estate Owned (“OREO”)

Activity related to other real estate owned for the years ended December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Balance, beginning of year	$966	$5,710
Transfers into real estate owned	141	2,357
Transfers to other assets	—	—
Sale of real estate owned	(1,033)	(6,027)
Gain (loss) on sale of real estate owned	31	(692)
Increase (decrease) in carrying amount of real estate owned	61	(382)
Balance, end of year	$166	$966

At December 31, 2016, OREO was comprised of one commercial property. At December 31, 2015, OREO was comprised of one residential property.

8.           Goodwill and Intangible Assets

Goodwill and intangible assets are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015
Goodwill	$11,854	$11,854
Core deposits intangible	1,026	1,430
Total	$12,880	$13,284

Amortization expense of intangible assets was $404,000 and $428,000 for the years ended December 31, 2016 and 2015, respectively.

Scheduled amortization of the core deposits intangible is as follows:

(Dollars in thousands)
	2017	$384
	2018	305
	2019	110
	2020	88
	2021	67
	Thereafter	72
		$1,026

9.           Deposits

Deposits at December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	2016	2015
Non-interest bearing	$170,854	$159,918
Interest bearing	310,103	284,547
Savings	205,294	196,324
Certificates of deposit	148,265	145,968
	$834,516	$786,757

At December 31, 2016, certificates of deposit have contractual maturities as follows:

(Dollars in thousands)
Year	Amount
2017	$86,079
2018	35,752
2019	8,050
2020	6,161
2021	12,223
$148,265

Certificates of deposit greater than $250,000 were $23.9 million and $24.3 million at December 31, 2016 and December 31, 2015, respectively.

10.           Borrowings

The balance of borrowings was $73.1 million at December 31, 2016, consisting of one long-term FHLB advance totaling $10.0 million and overnight funds purchased of $63.1 million. The balance of borrowings was $58.9 million at December 31, 2015, consisting of three long-term FHLB advances totaling $20.3 million and overnight funds purchased of $38.6 million. These borrowings are primarily used to fund asset growth not supported by deposit generation.

Two long-term FHLB fixed rate convertible advances were assumed by the Bank as a result of an acquisition in 2014. These two advances totaled $10.0 million with an average rate of 4.50%. As a result of acquisition accounting, the two advances were fair valued and a premium of $1.0 million was assigned. The premium was amortized over the remaining term of the advances. The two advances had a combined carrying amount of $10.3 million at December 31, 2015 and both advances matured and were repaid on December 14, 2016.

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

11.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1st Constitution Capital Trust II (“Trust II”), a Delaware business trust and wholly-owned subsidiary of the Company, for the sole purpose of issuing $18.0 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by the Company, to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (2.61344% at December 31, 2016). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity after June 15, 2011. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

12.           Income Taxes

The components of income tax expense (benefit) are summarized as follows:

(Dollars in thousands)	2016	2015
Federal:
Current	$3,360	$3,199
Deferred	269	8
	3,629	3,207
State:
Current	909	704
Deferred	85	151
	994	855
	$4,623	$4,062

A comparison of income tax expense at the Federal statutory rate in 2016 and 2015 to the Company’s provision for income taxes is as follows:

(Dollars in thousands)	2016	2015
Federal income tax	$4,729	$4,327
Add (deduct) effect of:
State income taxes net of federal income tax effect	656	564
Tax-exempt interest income	(706)	(724)
Bank-owned life insurance	(187)	(203)
Other items, net	131	98
Provision for income taxes	$4,623	$4,062

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets (liabilities):
Allowance for loan losses	$2,993	$3,020
Unrealized loss (gain) on securities available for sale	130	(113)
Supplemental executive retirement plan liability	1,886	2,060
Other than temporary impairment loss	170	170
Depreciation	802	482
Non-accrual interest	313	231
Pension liability	(44)	(75)
Other	262	324
Acquisition accounting adjustments	(52)	441
Net deferred tax assets, included in other assets	$6,460	$6,540

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

13.           Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of (1) net income and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income (loss) that are included in shareholders' equity and the related tax effects are as follows:

Year ended December 31, 2016:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding gains on available for sale securities	$(464)	$130	$(334)
Reclassification adjustment for (gains) losses realized in income	—	—	—
Other comprehensive (loss) on securities available for sale	(464)	130	(334)
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	269	(108)	161
Reclassification adjustment for (gains) realized in income	(160)	64	(96)
Other comprehensive gain from plan actuarial gains	109	(44)	65
Accumulated other comprehensive income (loss)	$(856)	$256	$(600)

Year ended December 31, 2015:
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding gains on available for sale securities	$203	$(113)	$90
Reclassification adjustment for loss realized in income	—	—	—
Other comprehensive gain on securities available for sale	203	(113)	90
Unrealized impairment (loss) on held to maturity security:
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	452	(181)	271
Reclassification adjustment for (gains) realized in income	(266)	106	(160)
Other comprehensive gain from plan actuarial gains	186	(75)	111
Accumulated other comprehensive income (loss)	$(112)	$(18)	$(130)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(Dollars in thousands)	Unrealized Holding (Losses) Gains on Available for Sale Securities	Unrealized Impairment Loss On Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	(186)	—	(32)	(218)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(160)	(160)
Other comprehensive income (loss)	(186)	—	(192)	(378)
Balance, December 31, 2015	90	(331)	111	(130)
Other comprehensive income (loss) before reclassifications	(424)	—	52	(372)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(98)	(98)
Other comprehensive income (loss)	(424)	—	(46)	(470)
Balance, December 31, 2016	$(334)	$(331)	$65	$(600)

14.           Benefit Plans

Retirement Savings Plan

The Bank has a 401(k) plan which covers substantially all employees with six months or more of service.  The plan permits all eligible employees to make basic contributions to the plan up to the IRS salary deferral limit.  Under the plan, the Bank provided a matching contribution of 50% in 2016 and 2015, up to 6% of base compensation.  Employer contributions to the plan amounted to $272,000 in 2016 and $274,000 in 2015.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The present value of the benefits accrued under these plans as of December 31, 2016 and 2015 is approximately $4.7 million and $5.2 million, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Compensation expense related to the supplemental executive retirement plans of $235,000 and $184,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2016 and 2015, respectively.

Bank-Owned Life Insurance

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors, officers and employees.  The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies totaled approximately $22.2 million and $21.6 million as of December 31, 2016 and 2015, respectively.

The following table sets forth the changes in benefit obligations of the Company’s supplemental executive retirement plans.

(Dollars in thousands)	2016	2015
Change in Benefit Obligation
Beginning January 1	$4,971	$4,511
Service cost	216	267
Interest cost	179	183
Actuarial (gain) loss	(83)	53
Benefits paid	(670)	(43)
Ending December 31	$4,613	$4,971

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,722	$5,157
Net actuarial gain included in accumulated other comprehensive income	(109)	(186)
Prior service cost included in accumulated other comprehensive income	—	—
Net recognized pension liability	$4,613	$4,971

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,613	$4,971
Accumulated benefit obligation	4,463	4,699

Components of Net Periodic Benefit Cost	2016	2015
Service cost	$216	$267
Interest cost	179	183
Amortization of prior service cost	—	—
Recognized net actuarial gain	(160)	(266)
Net periodic benefit expense	$235	$184

The net periodic benefit cost is projected to be $184,000 and actuarial gains of $109,000 are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense for the year ending December 31, 2017.

Weighted-Average Assumptions, December 31	2016	2015
Discount Rate	4.0%	4.0%
Salary Scale	4.0%	4.0%

Projected Annual Benefit Payments*
(Dollars in thousands)	2017	$4,906
	2018	$—
	2019	$—
	2020	$—
	2021	$—
	2022-2026	$—

* Represents management’s expectation as of December 31, 2016 as to when such payments will be made.

15.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the then fair market value of the Company’s common stock.  The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2016, there were 196,175 shares of common stock available for future grants under the Stock Plans, of which 156,465 shares are available for future grant under the 2013 Equity Incentive Plan and 39,710 shares are available for future grant under the 2015 Directors Stock Plan.

Stock-based compensation expense related to stock options was $44,000 and $41,000 for the years ended December 31, 2016 and 2015, respectively.

Transactions under the Company’s stock option plans during the years ended December 31, 2016 and 2015 are summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	246,880	$7.80
Granted	13,892	10.10
Exercised	(43,639)	6.68
Forfeited	(27,788)	10.55
Expired	(11,751)	11.89
Outstanding at December 31, 2015	177,594	7.41	5.2	$861,000
Granted	11,655	11.98
Exercised	(18,645)	9.79
Forfeited	(4,648)	11.60
Expired	(155)	11.85
Outstanding at December 31, 2016	165,801	$7.35	5.2	$1,881,841

Exercisable at December 31, 2016	146,067	$7.27	5.0	$1,669,569

There were 18,645 options exercised in 2016 and 43,639 options exercised in 2015. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2016 was $125,000 compared to $176,000 during the year ended December 31, 2015.

The following table summarizes stock options outstanding and exercisable at December 31, 2016:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.54 to $5.63	55,106	4.8	$5.60	48,339	4.8	$5.59
$6.16 to $7.46	69,990	4.8	$6.95	66,774	4.7	$6.94
$9.30 to $11.98	40,705	6.3	$10.40	30,954	6.0	$10.60
	165,801	5.2	$7.35	146,067	5.0	$7.27

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Fair value of options granted	$4.65	$4.05
Risk-free rate of return	2.25%	1.37%
Expected option life in years	7	7
Expected volatility	30.66%	32.37%
Expected dividends (1)	—%	—

(1)  Subsequent to the granting of stock options in 2016, the Company paid its first cash dividend on October 21, 2016.

As of December 31, 2016, there was approximately $75,300 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over the next four years.

The following table summarizes the activity in nonvested restricted shares for the years ended December 31, 2016 and 2015:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
January 1, 2015	148,634	$7.16
Granted	70,515	10.66
Vested	(60,930)	8.99
Forfeited	(14,340)	8.61
Non-vested at December 31, 2015	143,879	8.32
Granted	76,450	12.31
Vested	(74,070)	10.91
Forfeited	(3,000)	12.69
Non-vested at December 31, 2016	143,259	$9.02

The value of restricted shares is based upon the closing price of the common stock on the date of grant.  The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Stock based compensation expense related to stock grants was $710,000 and $590,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was approximately $1.4 million of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

16.           Commitments and Contingencies

As of December 31, 2016, future minimum rental payments under non-cancelable operating leases were as follows:

(Dollars in thousands)	2017	$1,331
	2018	1,099
	2019	957
	2020	750
	2021	658
	Thereafter	2,449
		$7,244

Rent expense aggregated $1.5 million and for each of the years ended December 31, 2016 and 2015.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon request of the borrower.  The Bank receives a fee for providing a commitment.  The Bank was committed to advance $372.7 million and $290.9 million to its borrowers as of December 31, 2016 and December 31, 2015, respectively.

The Bank issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.”  These are irrevocable undertakings by the Bank to guarantee payment of a specified financial obligation.  Most of the Bank’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments that the Bank could be required to make under these standby letters of credit amounted to $2.0 million at December 31, 2016 and $2.1 million at December 31, 2015.  The current amount of the liability as of December 31, 2016 and 2015 for guarantors under standby letters of credit is not material.

The Bank also enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These commitments are used to reduce the Bank’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Bank’s forward sales commitments was approximately $8.3 million at December 31, 2016 and $16.9 million at December 31, 2015.  The fair value of the loan origination commitments was $123,000 at December 31, 2016 and was not significant at December 31, 2015.

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

17.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Marketing	$240	$282
Equipment	555	839
Telephone	377	449
Regulatory, professional and other consulting fees	1,706	1,681
Insurance	303	324
Amortization of intangible assets	404	428
Other expenses	1,288	1,009
	$4,873	$5,012

18.           Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (Leverage ratio, as defined).  As of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the below table.  As of December 31, 2016, the Bank's capital ratios exceed the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2016 and 2015 are as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Company
Common equity Tier 1 (CET1)	$93,101	10.40%	$40,302	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	118,595	13.24%	71,648	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	111,101	12.41%	53,736	>6%	N/A	N/A
Tier 1 Leverage Capital	111,101	10.93%	40,658	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$108,606	12.13%	$40,302	>4.5%	$58,214	≥6.5%
Total Capital to Risk Weighted Assets	116,100	12.96%	71,648	>8%	89,560	≥10%
Tier 1 Capital to Risk Weighted Assets	108,606	12.13%	53,736	>6%	71,648	≥8%
Tier 1 Leverage Capital	108,606	10.68%	40,658	>4%	50,823	>5%
As of December 31, 2015
Company
Common equity Tier 1 (CET1)	$83,994	10.03%	$37,628	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	109,554	13.08%	66,894	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	101,994	12.18%	50,170	>6%	N/A	N/A
Tier 1 Leverage Capital	101,994	10.80%	37,765	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$99,631	11.90%	$37,628	>4.5%	$54,431	≥6.5%
Total Capital to Risk Weighted Assets	107,191	12.80%	66,894	>8%	83,739	≥10%
Tier 1 Capital to Risk Weighted Assets	99,631	11.90%	50,170	>6%	66,991	≥8%
Tier 1 Leverage Capital	99,631	10.55%	37,765	>4%	47,211	>5%

Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948, as amended (the “Banking Act”) and the Federal Deposit Insurance Act, as amended (the “FDIA”).  Under the Banking Act, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of not less than 50% of its capital stock or, if not, (ii) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay any dividends if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Bank is also limited in paying dividends if it does not maintain the necessary “capital conservation buffer” as discussed below.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent. The Company's payment of cash dividends to date were within the guidelines set forth in the Federal Reserve Board's policy.

In the event the Company defers payments on the junior subordinated debentures used to fund payments to be made pursuant to the terms of the Capital Securities, the Company would be unable to pay cash dividends on its common stock until the deferred payments are made.

19.           Shareholders’ Equity

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock and cash dividends to holders of common stock since the issuance of the two warrants, 283,572 shares of common stock of the Company at a price of $6.349 per share.

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

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends, including, for example, when net income available for shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter. The Company's payment of cash dividends to date were within the guidelines set forth in the Federal Reserve Board's supervisory letter.

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
On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005. During the year ended December 31, 2016, the Company repurchased 2,000 shares for an aggregate price of approximately $24,000.

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

Level 1.

•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.

•	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3.

•	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values.  While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Impaired loans.  Loans included in the following table are those which the Company has measured and recognized impairment based generally on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2016:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$—	$3,479	$—	$3,479
Residential collateralized mortgage obligations - GSE	—	22,560	—	22,560
Residential mortgage backed securities-GSE	—	31,476	—	31,476
Obligations of state and political subdivisions	—	21,400	—	21,400
Trust preferred debt securities - single issuer	—	2,272	—	2,272
Corporate debt securities	12,826	8,942	—	21,768
Other debt securities	—	839	—	839
Total	$12,826	$90,968	$—	$103,794

December 31, 2015:
Securities available for sale:
U.S. Treasury Securities and obligations of U.S Government sponsored corporations (“GSE”) and agencies	$—	$5,481	$—	$5,481
Residential collateralized mortgage obligations - GSE	—	8,287	—	8,287
Residential mortgage backed securities – GSE	—	32,635	—	32,635
Obligations of state and political subdivisions	—	21,436	—	21,436
Trust preferred debt securities - single issuer	—	2,136	—	2,136
Corporate debt securities	14,043	6,379	—	20,422
Other debt securities	—	971	54	1,025
Total	$14,043	$77,325	$54	$91,422

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2016
Impaired loans	—	—	$4,130	$4,130

December 31, 2015
Impaired loans	—	—	$3,960	$3,960
Other real estate owned	—	—	966	966

Impaired loans, measured at fair value and included in the above table, consisted of 9 loans having an aggregate balance of $4.4 million and specific loan loss allowances of $0.3 million at December 31, 2016 and 9 loans having an aggregate balance of $4.3 million and specific loan loss allowances of $0.3 million at December 31, 2015.

The following table presents additional qualitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$4,130	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-100% (29.1%)
December 31, 2015
Impaired loans	$3,960	Appraisal of collateral (1)	Appraisal adjustments (2)	11%-44% (29.6%)
Other real estate owned	$966	Appraisal of collateral (1)	Appraisal adjustments (2)	0.11%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of other real estate owned was determined using appraisals, which may be adjusted based on management’s review and changes in market conditions.

The following is a summary of the fair value and the carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as for most financial institutions, the bulk of assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations are used.  Changes in assumptions could significantly affect these estimates.

Estimated fair values have been determined by using the best available data and an estimation methodology suitable for each category of financial instruments as follows:

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable (Carried at Cost). The carrying amounts reported on the balance sheet for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value.

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

SBA servicing asset. Servicing assets do not trade in an active market with readily observable prices. The Company estimates the fair value of the SBA servicing asset using a discounted cash flow model, which incorporates assumptions based on observable discount rates and prepayment speeds.
Interest rate lock derivatives. Interest rate lock commitments do not trade in active markets with readily observable prices. The fair value of the interest rate lock commitments is estimated based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan and the probability that the locked rate commitment will close.
Federal Home Loan Bank Stock. FHLB stock is carried at cost. The carrying value approximates fair value based upon the redemption price provision of the FHLB stock.
Gross Loans Receivable (Carried at Cost). The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses and market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings and Subordinated Debentures (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity.

The estimated fair values, and the recorded book balances, at December 31, 2016 and 2015 were as follows:

December 31, 2016
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$14,886	$14,886	—	—	$14,886
Securities available for sale	103,794	12,826	90,968	—	103,794
Securities held to maturity	126,810	—	128,559	—	128,559
Loans held for sale	14,829	—	15,103	—	15,103
Loans, net	717,314	—	—	716,492	716,492
SBA servicing asset	605	—	822	—	822
Interest rate lock derivative	123	—	123	—	123
Accrued interest receivable	3,095	—	3,095	—	3,095
FHLB Stock	3,962	—	3,962	—	3,962
Deposits	(834,516)	—	(834,050)	—	(834,050)
Borrowings	(73,050)	—	(73,222)	—	(73,222)
Redeemable subordinated debentures	(18,557)	—	(11,922)	—	(11,922)
Accrued interest payable	(866)	—	(866)	—	(866)

December 31, 2015
(Dollars in thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$11,368	$11,368	—	—	$11,368
Securities available for sale	91,422	14,043	77,325	54	91,422
Securities held to maturity	123,261	—	127,157	—	127,157
Loans held for sale	5,997	—	6,115	—	6,115
Loans, net	674,561	—	—	674,722	674,722
Accrued interest receivable	2,853	—	2,853	—	2,853
FHLB Stock	3,302	—	3,302	—	3,302
Deposits	(786,757)	—	(786,594)	—	(786,594)
Borrowings	(58,896)	—	(59,347)	—	(59,347)
Redeemable subordinated debentures	(18,557)	—	(11,641)	—	(11,641)
Accrued interest payable	(846)	—	(846)	—	(846)

Loan commitments and standby letters of credit as of December 31, 2016 and 2015 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit were nominal. The fair value of interest rate lock commitments and SBA servicing rights were insignificant at December 31, 2015.

21.           Parent-only Financial Information

The condensed financial statements of 1st Constitution Bancorp (parent company only) are presented below:

1st CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2016	December 31, 2015
Assets:
Cash	$490	$77
Investment securities	557	557
Investment in subsidiary	120,306	111,597
Other assets	2,451	2,325
Total Assets	$123,804	$114,556

Liabilities And Shareholders’ Equity
Other liabilities	$446	$39
Subordinated debentures	18,557	18,557
Shareholders’ equity	104,801	95,960
Total Liabilities and Shareholders’ Equity	$123,804	$114,556

1st CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2016	2015
Income:
Interest income	$13	$11
Dividend income from subsidiary	1,240	366
Total Income	1,253	377

Expense:
Interest expense	440	366
Total Expense	440	366

Income before income taxes and equity in undistributed income of subsidiaries	813	11
Federal income tax benefit	(146)	(122)
Income before equity in undistributed income of subsidiaries	959	133
Equity in undistributed income of subsidiaries	8,326	8,531
Net Income	9,285	8,664
Equity in other comprehensive loss of subsidiaries	(470)	(378)
Comprehensive Income	$8,815	$8,286

1st CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year ended December 31,
	2016	2015
Operating Activities:
Net Income	$9,285	$8,664
Adjustments:
Increase in other assets	(126)	(92)
Decrease in other liabilities	408	—
Equity in undistributed income of subsidiaries	(8,326)	(8,531)
Net cash provided by operating activities	1,241	41

Cash Flows From Investing Activities:
Investment in subsidiary	(501)	37
Net cash (used in) provided by investing activities	(501)	37

Cash Flows From Financing Activities:
Cash dividend paid	(399)	—
Issuance of common stock, net	96	292
Purchase of treasury stock, net	(24)	(359)
Net cash used in financing activities	(327)	(67)

Net increase in cash	413	11
Cash at beginning of year	77	66
Cash at end of year	$490	$77

22.           Quarterly Financial Data (Unaudited)

The following table sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2016 and 2015:

(Dollars in thousands, except per share data)	2016
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$10,455	$10,843	$9,871	$9,694
Interest expense	1,361	1,355	1,257	1,185
Net interest income	9,094	9,488	8,614	8,509
(Credit) provision for loan losses	—	—	(100)	(200)

Net interest income after (credit) provision for loan losses	9,094	9,488	8,714	8,709
Non-interest income	1,996	1,760	1,536	1,594
Non-interest expense	8,029	7,098	6,823	7,033
Income before income taxes	3,061	4,150	3,427	3,270
Income taxes	1,006	1,456	1,113	1,048
Net income	$2,055	$2,694	$2,314	$2,222
Net income per common share:(1)
Basic	$0.26	$0.34	$0.29	$0.28
Diluted	$0.25	$0.33	$0.28	$0.27

(Dollars in thousands, except per share data)	2015
	Dec. 31	Sept. 30	June 30	March 31
Summary of Operations
Interest income	$9,863	$10,832	$10,564	$9,686
Interest expense	1,170	1,169	1,153	1,144
Net interest income	8,693	9,663	9,411	8,542
Provision for loan losses	500	100	—	500

Net interest income after provision for loan losses	8,193	9,563	9,411	8,042
Non-interest income	920	1,427	1,988	2,129
Non-interest expense	6,739	7,380	7,972	6,856
Income before income taxes	2,374	3,610	3,427	3,315
Income taxes	747	1,148	1,112	1,055
Net income	$1,627	$2,462	$2,315	$2,260

Net income per common share:(1)
Basic	$0.21	$0.31	$0.30	$0.29
Diluted	$0.20	$0.30	$0.29	$0.28

(1) The sum of quarterly income per basic and diluted common share may not equal net income per basic and diluted common share, respectively, for the years ended December 31, 2016 and 2015 due to differences in the computation of weighted average diluted common shares on a quarterly and annual basis.

23.           Subsequent Event

On March 14, 2017 the Bank was notified that a shared national credit syndicated loan in which it has a $4.3 million participation had further deteriorated. The credit was classified as Special Mention by the Bank. In response to the recent notification, the credit will be down-graded to a classification of Doubtful by the Bank in the first quarter of 2017 due to excessive leverage, an inability to de-lever over a reasonable period and on-going fraud litigation. As of the date of the notification, management has not been able to identify a loss, if any. The syndicated loan is a senior debt facility that is collateralized by the assets of the borrower. The borrower has paid all principal and interest to date.
The shared national credit program was established in 1977 by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency to provide an efficient and consistent review and classification of any large syndicated loan that totals $20 million or more and is shared by three or more lending institutions or a portion of which is sold to two or more institutions.
At December 31, 2016, the Bank was a participant in the syndicated loan facility for $4.3 million and the outstanding balance of the Bank’s loan participation was $4.0 million. The Bank has been monitoring the financial condition of the borrower and increased the allowance for loan losses qualitative factors in the third quarter of 2016 to reflect the uncertainty of the borrower’s future financial performance and the Bank’s inability to measure a potential loss for this credit.
At this time, there is no additional information available to the Bank that would change management’s estimate of the allowance for loan losses with respect to this loan. Due to the change in the circumstances, the loan will be placed on non-accrual in the first quarter of 2017 and will be down-graded to the Doubtful classification. Management will continue to monitor the financial condition of the borrower and will consider any new information or developments of the borrower in its evaluation of the adequacy of its allowance for loan losses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st CONSTITUTION BANCORP

Date: March 16, 2017	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 16, 2017
Robert F. Mangano	(Principal Executive Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 16, 2017
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 16, 2017
William M. Rue /s/ EDWIN J. PISANI	Director	March 16, 2017
Edwin J. Pisani /s/ ANTONIO L. CRUZ	Director	March 16, 2017
Antonio L. Cruz /s/ ROY D. TARTAGLIA	Director	March 16, 2017
Roy D. Tartaglia /s/ J. LYNNE CANNON	Director	March 16, 2017
J. Lynne Cannon /s/ JAMES G. AARON	Director	March 16, 2017
James G. Aaron /s/ CARMEN M. PENTA	Director	March 16, 2017
Carmen M. Penta /s/ WILLIAM J. BARRETT	Director	March 16, 2017
William J. Barrett /s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 16, 2017
Stephen J. Gilhooly	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(ii)(A)		By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.3			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1		#
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
The 1st Constitution Bancorp 2005 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 19, 2005 (SEC File No. 000-32891) filed with the SEC on April 15, 2005)

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
1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 23, 2013 filed with the SEC on April 11, 2013)

10.16	#
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the SEC on March 22, 2016)

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the SEC on March 22, 2016)

10.18	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2014)

10.19	#
Amendment to the Amended and Restated Employment Agreement, effective as of April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014)

10.20	#
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for it annual meeting of shareholders held on May 21, 2015 that was filed with the SEC on April 14, 2015)

10.21	#
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

10.22	#
Amended and Restated Indemnification Agreement, dated as of April 24, 2013, by and between Rumson-Fair Haven Bank and Trust Company and James G. Aaron (which was assumed by 1st Constitution Bank following the merger of Rumson-Fair Haven Bank and Trust Company with and into 1st Constitution Bank) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 10, 2016)

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

101.INS	*	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________
*      Filed herewith.
#      Management contract or compensatory plan or arrangement.