Form 10-K/A
period 2016-12-31
1ST CONSTITUTION BANCORP
filed 2017-03-20
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
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

On March 16, 2017, the Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Filing”) of 1st Constitution Bancorp (the “Company”) was inadvertently filed with the Securities and Exchange Commission (the “SEC”) without proper authorization from the Company’s independent registered public accounting firm (the “Auditor”) for inclusion of the Auditor’s reports on the consolidated financial statements of the Company contained in the Original Filing and on the Company’s internal control over financial reporting. The Company was subsequently notified by the Auditor that disclosure should be made or action should be taken to prevent future reliance on such financial statements. As a result, the Company determined that the financial statements contained in the Original Filing should not be relied upon and that appropriate disclosure would be made of such determination.
On March 17, 2017, the Company filed with the SEC a Notification of Late Filing on Form 12b-25, and on March 20, 2017, the Company filed a Current Report on Form 8-K disclosing the foregoing under Item 4.02 (the “March 20 Form 8-K”). The March 20 Form 8-K further disclosed that management of the Company, in consultation with the Company’s Audit Committee, concluded that there exists a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting, as the Company’s procedures relating to communications with the Auditor were not effective to prevent the Original Filing from being filed with the SEC without proper authorization from the Auditor.

This Amendment No. 1 to Original Filing on Form 10-K/A (this “Amendment”), is being filed with proper authorization from the Auditor and contains duly executed and authorized reports of the Auditor on the consolidated financial statements of the Company at December 31, 2016 and December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2016, each dated March 20, 2017.
There are no changes in the financial results of the Company reported in the Original Filing and this Amendment. The only changes to this Amendment as compared to the Original Filing are as follows:

•
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). The MD&A was amended to include a description of the downgrade of the credit rating of the shared national credit syndicated loan that occurred in March 2017 and that was described in Note 23-Subsequent Event to the financial statements.

•
Item 8. Financial Statements and Supplementary Data. New reports of the Auditor on the consolidated financial statements of the Company at December 31, 2016 and December 31, 2015, and the Company's internal control over financial reporting as of December 31, 2016, each dated March 20, 2017, have been added.

•
Item 9 A. Controls and Procedures. Management’s Report on Internal Control Over Financial Reporting has been amended to reflect management’s revised conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2016 and the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

•	A new Consent of Independent Registered Public Accounting Firm, dated March 20, 2017, has been added as Exhibit 23.1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to March 20, 2017.

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

On March 14, 2017, the Bank was notified that a shared national credit syndicated loan in which it has a $4.3 million participation had further deteriorated. The credit was classified as Special Mention by the Bank. In response to the recent notification, the credit will be down-graded to a classification of Doubtful by the Bank in the first quarter of 2017 due to excessive leverage, an inability to de-lever over a reasonable period and on-going fraud litigation. As of the date of the notification, management has not been able to identify a loss, if any. The syndicated loan is a senior debt facility that is collateralized by the assets of the borrower. The borrower has paid all principal and interest to date.
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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report as the Company's procedures relating to communications with its independent registered public accounting firm (the "Auditor") were not effective to prevent the original filing of this annual report from being filed with the SEC without proper authorization from the Auditor.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective because there existed a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting, as the Company’s procedures relating to communications with the Auditor were not effective to prevent the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 from being filed with the SEC without proper authorization from the Auditor.

Our independent registered public accounting firm, BDO USA, LLP, audited our internal control over financial reporting as of December 31, 2016. Their report dated March 20, 2017, which appears in the Company's consolidated financial statements that are contained in the Annual Report on Form 10-K immediately following Item 15, expressed an adverse opinion on our internal control over financial reporting. Such report is included herein.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K) because there existed a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting as the Company’s procedures relating to communications with the Auditor were not effective to prevent the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 from being filed with the SEC without proper authorization from the Company’s Auditor.

There were no changes in the financial results of the Company reported in the Original Filing and this Amendment.

Management has remediated the material weakness in the Company's disclosure controls and procedures and internal control over financial reporting with respect to the communications with the Auditor by requiring a communication from the Auditor in writing before filing its documents with the SEC.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2017 expressed an adverse opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 20, 2017

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
In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended and our report dated March 20, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 20, 2017

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

1st CONSTITUTION BANCORP

Date: March 20, 2017	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 20, 2017
Robert F. Mangano	(Principal Executive Officer)
/s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 20, 2017
Stephen J. Gilhooly	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.			Description

3	(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3	(ii)(A)		By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

4.1			Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)

4.2			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

4.3			Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 22, 2013)

10.1		#
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