Form 10-Q
period 2017-03-31
1ST CONSTITUTION BANCORP
filed 2017-05-09
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2017, there were 8,027,342 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and Due From Banks	$47,914	$14,886
Total cash and cash equivalents	47,914	14,886
Investment Securities:
Available for sale, at fair value	105,565	103,794
Held to maturity (fair value of $127,845 and $128,559 at March 31, 2017 and December 31, 2016, respectively)	125,940	126,810
Total investment securities	231,505	230,604

Loans Held for Sale	3,360	14,829
Loans	676,411	724,808
Less- Allowance for loan losses	(7,550)	(7,494)
Net loans	668,861	717,314

Premises and Equipment, Net	10,634	10,673
Accrued Interest Receivable	2,789	3,095
Bank-Owned Life Insurance	22,314	22,184
Other Real Estate Owned	431	166
Goodwill and Intangible Assets	12,792	12,880
Other Assets	9,264	11,582
Total assets	$1,009,864	$1,038,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$184,210	$170,854
Interest bearing	684,610	663,662
Total deposits	868,820	834,516

Borrowings	10,000	73,050
Redeemable Subordinated Debentures	18,557	18,557
Accrued Interest Payable	832	866
Accrued Expenses and Other Liabilities	5,020	6,423
Total liabilities	903,229	933,412

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 8,060,640 and 8,027,087 shares issued and 8,027,342 and 7,993,789 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	71,930	71,695
Retained earnings	35,622	34,074
Treasury Stock, 33,298 shares at March 31, 2017 and December 31, 2016, respectively	(368)	(368)
Accumulated other comprehensive loss	(549)	(600)
Total shareholders’ equity	106,635	104,801
Total liabilities and shareholders’ equity	$1,009,864	$1,038,213
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$8,497	$8,308
Securities:
Taxable	815	817
Tax-exempt	553	520
Federal funds sold and short-term investments	72	49
Total interest income	9,937	9,694

INTEREST EXPENSE
Deposits	1,043	950
Borrowings	127	136
Redeemable subordinated debentures	119	99
Total interest expense	1,289	1,185

Net interest income	8,648	8,509
PROVISION (CREDIT) FOR LOAN LOSSES	150	(200)
Net interest income after provision (credit) for loan losses	8,498	8,709

NON-INTEREST INCOME
Service charges on deposit accounts	154	197
Gain on sales of loans, net	1,589	903
Income on Bank-owned life insurance	130	144
Gain on sales of securities	106	—
Other income	422	350
Total non-interest income	2,401	1,594

NON-INTEREST EXPENSES
Salaries and employee benefits	4,923	4,316
Occupancy expense	919	872
Data processing expenses	318	313
FDIC insurance expense	80	118
Other real estate owned expenses	4	29
Other operating expenses	1,854	1,385
Total non-interest expenses	8,098	7,033

Income before income taxes	2,801	3,270
INCOME TAXES	852	1,048
Net income	$1,949	$2,222

NET INCOME PER COMMON SHARE
Basic	$0.24	$0.28
Diluted	$0.23	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,026,037	7,939,366
Diluted	8,304,589	8,136,708
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$1,949	$2,222
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	181	519
Tax effect	(69)	(189)
Net of tax amount	112	330

Reclassification adjustment for gains included in income on securities available for sale	(82)	—
Tax effect (2)	33	—
Net of tax amount	(49)	—

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (1)	(19)	(26)
Tax effect (2)	7	11
Net of tax amount	(12)	(15)
Total other comprehensive income (loss)	51	315
Comprehensive income	$2,000	$2,537

(1)Included in salaries and employee benefits expense on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960

Share-based compensation	170	—	—	—	170

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Net income for the three months ended March 31, 2016	—	2,222	—	—	2,222

Other comprehensive income	—	—	—	315	315
Balance, March 31, 2016	$71,015	$27,811	$(368)	$185	$98,643

Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801
Exercise of stock options (5,438)	36	—	—	—	36

Share-based compensation	199	—	—	—	199

Dividends on common stock ($0.05 per share)	—	(401)	—	—	(401)

Net income for the three months ended March 31, 2017	—	1,949	—	—	1,949

Other comprehensive income	—	—	—	51	51
Balance, March 31, 2017	$71,930	$35,622	$(368)	$(549)	$106,635
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,949	$2,222
Adjustments to reconcile net income to net cash provided by operating activities-
Provision (credit) for loan losses	150	(200)
Depreciation and amortization	350	352
Net amortization of premiums and discounts on securities	254	222
Gains on sales of securities	(106)	—
Gains on sales of loans held for sale	(1,589)	(903)
Originations of loans held for sale	(26,933)	(18,824)
Proceeds from sales of loans held for sale	39,991	24,382
Income on bank–owned life insurance	(130)	(144)
Share-based compensation expense	199	170
Decrease in accrued interest receivable	306	127
(Increase) decrease in other assets	(508)	592
(Decrease) increase in accrued interest payable	(34)	37
(Decrease) in accrued expenses and other liabilities	(1,403)	(156)
Net cash provided by operating activities	12,496	7,877
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(9,186)	(11,849)
Held to maturity	(13,975)	(10,558)
Proceeds from maturities and prepayments of securities -
Available for sale	5,867	3,820
Held to maturity	14,208	10,751
Proceeds from sales of securities available for sale	1,449	—
Proceeds from sales of securities held to maturity	582	—
Net redemption of restricted stock	2,837	1,735
Net decrease in loans	48,038	23,415
Capital expenditures	(177)	(110)
Cost of improvement to OREO	—	(36)
Net cash provided by investing activities	49,643	17,168
FINANCING ACTIVITIES:
Exercise of stock options	36	—
Purchase of treasury stock	—	(24)
Cash dividends paid to shareholders	(401)	—
Net increase in deposits	34,304	17,062
Net decrease in borrowings	(63,050)	(38,641)
Net cash used in financing activities	(29,111)	(21,603)
Increase in cash and cash equivalents	33,028	3,442
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,886	11,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,914	$14,810
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$1,323	$1,148
Income taxes	1,527	760
Non-cash items: Transfer of loans to other real estate owned	265	142
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
March 31, 2017
(Unaudited)
(1)   Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST  Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp., and 249 New York Avenue, LLC. 1st Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2016, filed with the SEC on March 20, 2017.
In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2017
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$1,949	8,026,037	$0.24
Effect of dilutive securities:
Stock options and warrants		278,552
Diluted EPS:
Net income plus assumed conversion	$1,949	8,304,589	$0.23

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share:
Net income	$2,222	7,939,366	$0.28
Effect of dilutive securities:
Stock options and warrants		197,342
Diluted EPS:
Net income plus assumed conversion	$2,222	8,136,708	$0.27

For the three months ended March 31, 2017 and 2016, 9,900 and 20,585 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,511	$2	$(8)	$3,505
Residential collateralized mortgage obligations- GSE	24,547	50	(124)	24,473
Residential mortgage backed securities – GSE	28,176	233	(103)	28,306
Obligations of state and political subdivisions	21,446	178	(229)	21,395
Trust preferred debt securities – single issuer	2,479	—	(212)	2,267
Corporate debt securities	24,988	87	(236)	24,839
Other debt securities	783	—	(3)	780
	$105,930	$550	$(915)	$105,565

March 31, 2017	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,727	$—	$3,727	$—	$(85)	$3,642
Residential collateralized mortgage obligations – GSE	10,968	—	10,968	221	(121)	11,068
Residential mortgage backed securities – GSE	37,951	—	37,951	459	(125)	38,285
Obligations of state and political subdivisions	72,715	—	72,715	1,414	(161)	73,968
Trust preferred debt securities-pooled	657	(501)	156	303	—	459
Other debt securities	423	—	423	—	—	423
	$126,441	$(501)	$125,940	$2,397	$(492)	$127,845

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations- GSE	22,647	58	(145)	22,560
Residential mortgage backed securities - GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities-single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

December 31, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity-
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations-GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities - GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

Restricted stock is included in other assets at March 31, 2017 and December 31, 2016 and totaled $1.1 million and $4.0 million, respectively, and consisted of $1.0 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at March 31, 2017 and $3.9 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2016.
During the first quarter of 2017, the Bank sold fifty-four mortgage backed securities totaling $2.0 million, each with a principal balance outstanding of less than $150,000. Of the fifty-four mortgage backed securities sold, six of such securities with an aggregate outstanding principal balance of $580,000 were in the held to maturity portfolio, and a net gain of $24,000 was realized on the sale of these securities. Each of the six mortgage backed securities that were sold from the held to maturity portfolio had a principal balance that was less than 15% of the original principal balance outstanding at the time of purchase. Accounting Standards Codification ("ASC") 320-10-25-14 provides that sales of debt securities that are categorized as held to maturity and are sold after 85% of the principal outstanding at acquisition had been collected shall be equivalent to holding the security to maturity. Accordingly, the sales of the six mortgage backed securities that were classified as held to maturity were treated as held to maturity.

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	2	$5,630	$(93)	$—	$—	$5,630	$(93)
Residential collateralized mortgage obligations –GSE	7	18,259	(245)	—	—	18,259	(245)
Residential mortgage backed securities-GSE	28	26,717	(228)	—	—	26,717	(228)
Obligations of state and political subdivisions	59	19,555	(378)	764	(12)	20,319	(390)
Trust preferred debt securities- single issuer	4	—	—	2,267	(212)	2,267	(212)
Corporate debt securities	5	10,752	(143)	4,907	(93)	15,659	(236)
Other debt securities	2	—	—	780	(3)	780	(3)
Total temporarily impaired securities	107	$80,913	$(1,087)	$8,718	$(320)	$89,631	$(1,407)

December 31, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$7,090	$(151)	$—	$—	$7,090	$(151)
Residential collateralized mortgage obligations –GSE	7	17,242	(275)	—	—	17,242	(275)
Residential mortgage backed securities - GSE	29	26,581	(216)	3,542	(16)	30,123	(232)
Obligations of state and political subdivisions	74	25,545	(611)	—	—	25,545	(611)
Trust preferred debt securities- single issuer	4	—	—	2,272	(206)	2,272	(206)
Corporate debt securities	6	12,700	(204)	1,999	(1)	14,699	(205)
Other debt securities	3	—	—	1,276	(7)	1,276	(7)
Total temporarily impaired securities	126	$89,158	$(1,457)	$9,089	$(230)	$98,247	$(1,687)

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2017.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	March 31, 2017
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$3,997	$3,998	0.25%
Due after one year through five years	18,631	18,686	2.15%
Due after five years through ten years	42,696	42,560	2.49%
Due after ten years	40,606	40,321	2.89%
Total	$105,930	$105,565	2.50%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$33,055	$33,065	1.51%
Due after one year through five years	17,612	18,286	4.54%
Due after five years through ten years	21,631	22,178	3.43%
Due after ten years	53,642	54,316	3.28%
Total	$125,940	$127,845	3.02%

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
Trust preferred debt securities – single issuer:  The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities.  One of the issuers continues to maintain an investment grade credit rating and neither has defaulted on interest payments.  The decline in fair value is attributable to the widening of interest rate and credit spreads and the lack of an active trading market for these securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.
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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of March 31, 2017, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at March 31, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction Loans	$—	$—	$182	$182	$107,540	$107,722	$—	$182
Commercial Business	376	—	396	772	100,694	101,466	46	4,438
Commercial Real Estate	1,800	—	1,868	3,668	254,462	258,130	—	2,182
Mortgage Warehouse Lines	—	—	—	—	142,666	142,666	—	—
Residential Real Estate Loans	17	—	87	104	41,504	41,608	—	238
Consumer
Loans to Individuals	70	—	263	333	23,234	23,567	—	333
Other	—	—	—	—	177	177	—	—
Total loans	2,263	—	2,796	5,059	670,277	675,336	46	7,373
Deferred loan fees and costs, net	—	—	—	—	1,075	1,075	—	—
Total loans, net	$2,263	$—	$2,796	$5,059	$671,352	$676,411	$46	$7,373
The following table provides an aging of the loan portfolio by loan class at December 31, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction Loans	$—	$—	$186	$186	$95,849	$96,035	$—	$186
Commercial Business	113	115	790	1,018	98,632	99,650	—	920
Commercial Real Estate	741	942	2,707	4,390	238,003	242,393	—	3,187
Mortgage Warehouse Lines	—	—	—	—	216,259	216,259	—	—
Residential Real Estate Loans	564	—	392	956	43,835	44,791	—	544
Consumer
Loans to Individuals	—	29	361	390	23,346	23,736	24	337
Other	—	—	—	—	207	207	—	—
Total loans	1,418	1,086	4,436	6,940	716,131	723,071	24	5,174
Deferred loan fees and costs, net	—	—	—	—	1,737	1,737	—	—
Total loans, net	$1,418	$1,086	$4,436	$6,940	$717,868	$724,808	$24	$5,174

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, acquired loans with evidence of deteriorated credit quality of $420,000 at March 31, 2017 and $439,000 at December 31, 2016 were not classified as non-performing loans.

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
2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience, and backgrounds, and management succession is in place.  Sources of raw materials and, for service companies, the sources of revenue are abundant.  Future needs have been planned for.  Character and ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.
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

6.  Doubtful - A loan classified as "doubtful" has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified as "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be affected in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at March 31, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$106,276	$93,063	$238,408	$142,666	$41,076
Special Mention	1,264	3,568	13,797	—	238
Substandard	182	813	5,925	—	294
Doubtful	—	4,022	—	—	—
Total	$107,722	$101,466	$258,130	$142,666	$41,608

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$23,234	$177
Nonperforming	333	—
Total	$23,567	$177

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,548	$91,908	$223,435	$216,259	$43,950
Special Mention	301	7,102	14,334	—	244
Substandard	186	611	4,624	—	597
Doubtful	—	29	—	—	—
Total	$96,035	$99,650	$242,393	$216,259	$44,791

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$23,375	$207
Nonperforming	361	—
Total	$23,736	$207

Impaired Loans
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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2017 and December 31, 2016:
March 31, 2017

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees/Costs	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$593	$73	$—	$—	$—	$—	$—	$—	$674
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,362	1,229	2,561	642	365	122	—	595	—	6,876
Ending Balance	$1,370	$1,822	$2,634	$642	$365	$122	$—	$595	$—	$7,550

Loans receivable:
Individually evaluated for impairment	$387	$4,471	$5,130	$—	$238	$333	$—	$—	$—	$10,559
Loans acquired with deteriorated credit quality	—	177	539	—	—	—	—	—	—	716
Collectively evaluated for impairment	107,335	96,818	252,461	142,666	41,370	23,234	177	—	1,075	665,136
Ending Balance	$107,722	$101,466	$258,130	$142,666	$41,608	$23,567	$177	$—	$1,075	$676,411

December 31, 2016

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees/Costs	Total
Allowance for loan losses:
Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—	$—	$260
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532	—	7,234
Ending Balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$—	$7,494

Loans receivable:
Individually evaluated for impairment	$391	$947	$3,817	$—	$544	$337	$—	$—	$—	$6,036
Loans acquired with deteriorated credit quality	—	191	930	—	—	—	—	—	—	1,121
Collectively evaluated for impairment	95,644	98,512	237,646	216,259	44,247	23,399	207	—	1,737	717,651
Ending Balance	$96,035	$99,650	$242,393	$216,259	$44,791	$23,736	$207	$—	$1,737	$724,808

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2017 and 2016 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2016	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision (Credit) charged to operations	166	88	56	(331)	99	9	—	63	150
Loans charged off	—	—	—	—	(101)	—	—	—	(101)
Recoveries of loans charged off	—	2	4	—	—	1	—	—	7
Balance - March 31, 2017	$1,370	$1,822	$2,634	$642	$365	$122	$—	$595	$7,550

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2015	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$7,560
(Credit) Provision charged to operations	(44)	(657)	311	1	(96)	(92)	—	377	(200)
Loans charged off	—	—	(60)	—	—	—	—	—	(60)
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - March 31, 2016	$981	$1,348	$3,300	$867	$192	$19	$—	$595	$7,302

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

Impaired Loans Receivables (By Class) – March 31, 2017

(Dollars in thousands)				Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$182	$182	$—	$185	$—
Commercial Business	626	787	—	794	3
Commercial Real Estate	2,692	2,692	—	2,821	12
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	3,500	3,661	—	3,800	15
Residential Real Estate	238	238	—	240	—
Consumer
Loans to Individuals	333	333	—	335	—
Other	—	—	—	—	—
Subtotal	333	333	—	335	—
With no allowance:	$4,071	$4,232	$—	$4,375	$15

With an allowance:
Construction	$205	$205	$8	$205	$3
Commercial Business	4,022	4,022	593	1,511	67
Commercial Real Estate	2,977	2,977	73	2,210	43
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	7,204	7,204	674	3,926	113
Residential Real Estate	—	—	—	200	—
Consumer
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	$7,204	$7,204	$674	$4,126	$113
Total:
Construction	387	387	8	390	3
Commercial Business	4,648	4,809	593	2,305	70
Commercial Real Estate	5,669	5,669	73	5,031	55
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	238	238	—	440	—
Consumer	333	333	—	335	—
Total	$11,275	$11,436	$674	$8,501	$128

Impaired Loans Receivables (By Class) – December 31, 2016

(Dollars in thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Construction	$186	$186	$—
Commercial Business	883	1,054	—
Commercial Real Estate	1,380	1,380	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,449	2,620	—
Residential Real Estate	244	244	—
Consumer
Loans to Individuals	337	337	—
Other	—	—	—
Subtotal	337	337	—
With no allowance	$3,030	$3,201	$—
With an allowance:
Construction	$205	$205	$7
Commercial Business	255	255	101
Commercial Real Estate	3,367	3,367	114
Mortgage Warehouse Lines	—	—	—
Subtotal	3,827	3,827	222
Residential Real Estate	301	316	38
Consumer
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$4,128	$4,143	$260

Total:
Construction	391	391	7
Commercial Business	1,138	1,309	101
Commercial Real Estate	4,747	4,747	114
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	544	560	38
Consumer	337	337	—
Total	$7,157	$7,344	$260

Impaired Loans Receivables (By Class) – March 31, 2016
	Three Months Ended March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$193	$2
Commercial Business	420	4
Commercial Real Estate	1,840	25
Mortgage Warehouse Lines	—	—
Subtotal	2,453	31
Residential Real Estate	1,097	—

Consumer
Loans to Individuals	263	—
Other	—	—
Subtotal	263	—
With no allowance:	$3,813	$31
With an allowance:
Construction	$—	$—
Commercial Business	210	1
Commercial Real Estate	3,783	4
Mortgage Warehouse Lines	—	—
Subtotal	3,993	5
Residential Real Estate	200	—
Consumer
Loans to Individuals	—	—
Other	—	—
Subtotal	—	—
With an allowance:	$4,193	$5
Total:
Construction	193	2
Commercial Business	630	4
Commercial Real Estate	5,623	30
Mortgage Warehouse Lines	—	—
Residential Real Estate	1,297	—
Consumer	263	—
Total	$8,006	$36

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding acquired credit-impaired loans at March 31, 2017 and December 31, 2016:

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Outstanding balance	$1,056	$1,470
Carrying amount	$716	$1,121

Changes in accretable discount for acquired credit-impaired loans for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three months ended March 31,
	2017	2016
(Dollars in thousands)
Balance at beginning of period	$30	$73
Acquisition of impaired loans	—	—
Accretion of discount	(7)	(21)
Balance at end of period	$23	$52

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure:

(Dollars in thousands)

March 31, 2017		December 31, 2016
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$517	3	$524

In the normal course of business, the Bank may consider modifying loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment or to re-amortize or extend a loan term to better match the loan’s repayment stream with the borrower’s cash flow. A modified loan would be considered a troubled debt restructuring (“TDR”) if the Bank grants a concession to a borrower and has determined that the borrower is troubled (i.e., experiencing financial difficulties).
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
There was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the three months ended March 31, 2017 and there were no loans modified as a TDR during the three months ended March 31, 2016. There was one troubled debt restructuring that defaulted within twelve months of restructuring in the amount of $458,000 during the three months ended March 31, 2017.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three months ended March 31, 2016.

(5) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).  The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company.  Under the Stock Plans, options may have a term of not more than ten years after the date of grant, subject to earlier termination in certain circumstances.  Options are granted with an exercise price at the closing price of the Company’s common stock on the date of grant or otherwise as provided for in the Stock Plans.  The grant date fair value is calculated using the Black – Scholes option valuation model.
As of March 31, 2017, there were 162,953 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the three months ended March 31, 2017:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2017	165,801	$7.35
Granted	9,900	18.65
Exercised	(3,019)	6.57
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2017	172,682	$8.01	5.0	$1,802
Exercisable at March 31, 2017	139,660	$6.91	4.2	$1,612

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2017 are as follows:

Fair value of options granted	$6.05
Risk-free rate of return	2.45%
Expected option life in years	7
Expected volatility	31.25%
Expected dividends (1)	1.19%
(1) The Company declared its first cash dividend on September 15, 2016.

The following table summarizes the activity in non-vested restricted shares for the three months ended March 31, 2017:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2017	143,259	$9.02
Granted	28,300	18.65
Vested	(22,710)	10.83
Forfeited	—	—
Non-vested at March 31, 2017	148,849	$9.90

The value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period for employees and a 2 year service period for non-employee directors with compensation expense recognized on a straight-line basis.
Share-based compensation expense related to options was $11,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. Share-based compensation expense related to stock grants was $188,000 and $159,000 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, there was approximately $124,000 of unrecognized compensation cost related to non-vested stock options and $1.7 million of unrecognized compensation cost related to non-vested stock grants.
Except for stock option grants and restricted stock grants to employees that are older than or will be of retirement age of 65 years old in the current year, as described in the stock option agreements and restricted stock agreements, the unrecognized compensation expense is expected to be recognized over the next four years. Unvested grants of stock options and restricted stock to employees who are older than or are of such retirement age, as described in the stock option agreements and restricted stock agreements, become 100% vested upon an employee's retirement, unless the employee’s employment contract provides for a different vesting period. Accordingly, the full compensation cost related to these stock options and restricted stock grants are recognized at the time of the grant. Compensation costs related to non-vested stock grants for non-employee directors are recognized over two years from the date of grant.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $22.3 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2017 and 2016 were as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Service cost	$33	$49
Interest cost	45	38
Actuarial gain recognized	(19)	(26)
Total	$59	$61

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
March 31, 2017
Unrealized net holding (losses) on available-for-sale securities	$(283)	$61	$(222)
Reclassification adjustment for (gains) realized in income	(82)	33	(49)
Other comprehensive (loss) on available for sale securities	(365)	94	(271)
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	90	(37)	53
Accumulated other comprehensive (loss)	$(776)	$227	$(549)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
March 31, 2016
Unrealized net holding gains on available-for-sale securities	$722	$(302)	$420
Unrealized impairment (loss) on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains (losses) included in other comprehensive income	160	(64)	96
Accumulated other comprehensive income	$381	$(196)	$185

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Three Months Ended March 31, 2017:
Balance, beginning of period	$(334)	$(331)	$65	$(600)
Other comprehensive income (loss) before reclassifications	112	—	—	112
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(12)	(12)
Reclassification adjustment for (gains) realized in income	(49)	—	—	(49)
Other comprehensive income (loss)	63	—	(12)	51
Balance, end of period	$(271)	$(331)	$53	$(549)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income (loss) before reclassifications	330	—	—	330
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(15)	(15)
Other comprehensive income (loss)	330	—	(15)	315
Balance, end of period	$420	$(331)	$96	$185

(8) Recent Accounting Pronouncements
ASU Update 2017-08 - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08 "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization) rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.
The amendments apply to callable debt securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based upon prepayments of the underlying loans and not because the issuer exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendments. Further, the amendments apply to all premiums on callable debt securities, regardless of how they were generated.
The amendments require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date.
The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. For all other entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.
The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit costs as follows: (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations but in some cases, may be eligible for capitalization if certain criteria are met; and (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income and gains or losses from changes in the value of the projected benefit obligation or plan assets.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. For other entities, the amendments are effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period.

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

The amendments have staggered effective dates: (1) a public business entity that is an SEC filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, (2) a public business entity that is not an SEC filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020 and (3) all other entities, including not-for-profit entities, should adopt the amendments for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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
ASU Update 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.
In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," amending the new revenue recognition standard that it jointly issued with the International Accounting Standards Board ("IASB") in 2014. The amendments do not change the core principles of the standard, but clarify certain narrow aspects of the standard, including its scope, contract cost accounting, disclosures, illustrative examples and other matters. The ASU becomes effective concurrently with ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)."
The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU Update 2016-18 - Restricted Cash.
In November 2016, the FASB issued ASU 2016-18 "Restricted Cash," which updates Topic 230-Statement of Cash Flows, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The ASU includes examples of the revised presentation guidance, and additional presentation and disclosure requirements apply.
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

ASU Update 2016-17 - Interests Held Through Related Parties That Are Under Common Control.
In October 2016, the FASB issued ASU 2016-17 "Interests Held Through Related Parties That Are Under Common Control," which amends the variable interest entity ("VIE") guidance within Topic 810. It does not change the two required characteristics for a single decision maker to be the primary beneficiary ("power" and "economics"), but it revised one aspect of the related analysis. The amendments change how a single decision maker of a VIE treats an indirect variable interest held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The ASU requires consideration of such indirect interests on a proportionate basis instead of being the equivalent of direct interests in their entity, thereby making consolidation less likely.

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

ASU Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt, (3) settlement of contingent consideration, (4) insurance proceeds, (5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (6) distributions from equity method investees, (7) beneficial interests in securitization transactions and (8) receipts and payments with aspects of more than one class of cash flows.
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
ASU Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard's core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.   This ASU, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

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
Impaired loans.  Impaired loans are those which the Company has measured and recognized impairment, generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.
Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO, utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value. The fair value of other real estate owned is determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2017:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,505	$—	$3,505
Residential collateralized mortgage obligations- GSE	—	24,473	—	24,473
Residential mortgage backed securities – GSE	—	28,306	—	28,306
Obligations of state and political subdivisions	—	21,395	—	21,395
Trust preferred debt securities – single issuer	—	2,267	—	2,267
Corporate debt securities	19,829	5,010	—	24,839
Other debt securities	—	780	—	780
Total	$19,829	$85,736	$—	$105,565

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2016:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,479	$—	$3,479
Residential collateralized mortgage obligations- GSE	—	22,560	—	22,560
Residential mortgage backed securities – GSE	—	31,476	—	31,476
Obligations of state and political subdivisions	—	21,400	—	21,400
Trust preferred debt securities – single issuer	—	2,272	—	2,272
Corporate debt securities	12,826	8,942	—	21,768
Other debt securities	—	839	—	839
Total	$12,826	$90,968	$—	$103,794

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities measured at fair value on a nonrecurring basis, where there was evidence of impairment, at March 31, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2017:
Impaired loans	$—	$—	$8,463	$8,463

December 31, 2016:
Impaired loans	$—	$—	$4,130	$4,130

Impaired loans measured at fair value and included in the above table at March 31, 2017 consisted of nine loans having an aggregate recorded investment of $9.1 million and specific loan loss allowances of $674,000.  Impaired loans measured at fair value and included in the above table at December 31, 2016 consisted of nine loans having an aggregate balance of $4.4 million with a specific loan loss allowance of $255,000.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2017
Impaired loans	$8,463	Appraisal of collateral (1)	Appraisal adjustments (2)	24% - 83% (47.3%)
December 31, 2016
Impaired loans	$4,130	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-100% (29.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
SBA servicing asset. Servicing assets do not trade in an active market with readily observable prices. The Company estimates the fair value of an SBA servicing asset using a discounted cash flow model, which incorporates assumptions based on observable discount rates and prepayment speeds.
Interest rate lock derivatives. Interest rate lock commitments do not trade in active markets with readily observable prices. The fair value of an interest rate lock commitment is estimated based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan and the probability that the locked rate commitment will close.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$47,914	$47,914	$—	$—	$47,914
Securities available for sale	105,565	19,829	85,736	—	105,565
Securities held to maturity	125,940	—	127,845	—	127,845
Loans held for sale	3,360	—	3,455	—	3,455
Loans, net	668,861	—	—	666,634	666,634
SBA servicing asset	661	—	882	—	882
Interest rate lock derivative	149	—	149	—	149
Accrued interest receivable	2,789	—	2,789	—	2,789
FHLB stock	1,060	—	1,060	—	1,060
Deposits	(868,820)	—	(868,259)	—	(868,259)
Borrowings	(10,000)	—	(10,094)	—	(10,094)
Redeemable subordinated debentures	(18,557)	—	(12,080)	—	(12,080)
Accrued interest payable	(832)	—	(832)	—	(832)

December 31, 2016
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,886	$14,668	$—	$—	$14,668
Securities available for sale	103,794	12,826	90,968	—	103,794
Securities held to maturity	126,810	—	128,559	—	128,559
Loans held for sale	14,829	—	15,103	—	15,103
Loans, net	717,314	—	—	721,285	721,285
SBA servicing asset	605	—	822	—	822
Interest rate lock derivative	123	—	123	—	123
Accrued interest receivable	3,095	—	3,095	—	3,095
FHLB stock	3,962	—	3,962	—	3,962
Deposits	(834,516)	—	(834,050)	—	(834,050)
Borrowings	(73,050)	—	(73,222)	—	(73,222)
Redeemable subordinated debentures	(18,557)	—	(11,922)	—	(11,922)
Accrued interest payable	(866)	—	(866)	—	(866)

Loan commitments and standby letters of credit as of March 31, 2017 and December 31, 2016 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three months ended March 31, 2017 and financial condition at March 31, 2017 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.
This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K/A (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2016, as filed with the SEC on March 20, 2017.
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
The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of the Bank, a full service commercial bank that began operations in August 1989, thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. Other than its ownership interest in the Bank, the Company currently conducts no other significant business activities.
The Bank operates eighteen branches and manages an investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc.   FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.
When used in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2017 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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
Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on March 20, 2017, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and could have an adverse effect on profitability. The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Summary
The Company reported net income of $1.9 million for the three months ended March 31, 2017 and $2.2 million for the three months ended March 31, 2016. Net income per diluted share was $0.23 for the first quarter of 2017 compared to net income per diluted share of $0.27 for the first quarter of 2016.
Return on average assets and return on average equity were 0.79% and 7.54%, respectively, for the three months ended March 31, 2017 compared to return on average assets and return on average equity of 0.94% and 9.29%, respectively, for the three months ended March 31, 2016. Book value and tangible book value per share were $13.28 and $11.69, respectively at March 31, 2017.
First Quarter Highlights

•
Net interest income was $8.6 million in the first quarter of 2017, an increase of $139,000 from $8.5 million in the first quarter of 2016, and the net interest margin was 3.83% and 3.92% on a tax equivalent basis for the respective periods.

•	Non-interest income increased $807,000 to $2.4 million for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016.

•	Non-performing assets were $7.9 million or 0.78% of assets at March 31, 2017 compared to $5.4 million and 0.52% of assets at December 31, 2016.

•	The Bank recorded a provision for loan losses in the amount of $150,000 in the first quarter of 2017 and net charge-offs were $94,000.

•
Commercial business, commercial real estate and construction loans totaled $467.3 million at March 31, 2017 and increased $65.8 million and $29.2 million compared to $401.5 million at March 31, 2016 and $438.1 million at December 31, 2016, respectively.

•
On March 17, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share, which was paid on April 25, 2017 to all shareholders of record as of the close of business on April 3, 2017.

Earnings Analysis
The Bank’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Other factors that may affect the Bank’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 78.3% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2017 compared to 84.2% of net revenues for the three months ended March 31, 2016. Net interest income as a percentage of net revenues declined due to the $807,000, or 50.6%, increase in non-interest income in the first quarter of 2017, resulting in non-interest income being a greater percentage of net revenues, compared to the first quarter of 2016. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and expense on related items, and the Company’s average yield or rate for the three months ended March 31, 2017 and 2016. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$40,048	$72	0.73%	$42,564	$49	0.46%
Investment Securities:
Taxable	137,795	815	2.37%	135,212	817	2.42%
Tax-exempt (4)	94,635	817	3.45%	80,661	770	3.82%
Total	232,430	1,632	2.81%	215,873	1,587	2.94%
Loan Portfolio: (1)
Construction	99,221	1,442	5.81%	92,444	1,353	5.79%
Residential real estate	42,700	455	4.27%	39,041	409	4.19%
Home Equity	22,439	266	4.82%	23,183	239	4.15%
Commercial Real Estate	250,441	3,167	5.06%	204,353	3,048	5.90%
Commercial Business	72,542	1,041	5.74%	83,917	1,083	5.10%
SBA Loans	22,498	387	6.98%	20,983	323	6.18%
Mortgage warehouse lines	151,937	1,637	4.37%	165,272	1,788	4.35%
Loans Held for Sale	5,224	89	6.80%	6,301	51	3.27%
All Other Loans	2,288	13	2.22%	2,002	14	2.72%
Total	669,290	8,497	5.15%	637,496	8,308	5.24%
Total Interest-Earning Assets	941,768	$10,201	4.38%	895,933	$9,944	4.46%
Allowance for Loan Losses	(7,549)			(7,618)
Cash and Due From Bank	5,354			5,175
Other Assets	58,203			58,976
Total Assets	$997,776			$952,466
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$320,575	$317	0.4%	$296,717	$269	0.36%
Savings Accounts	211,937	322	0.62%	203,328	270	0.53%
Certificates of Deposit	142,481	404	1.15%	143,702	411	1.15%
Other Borrowed Funds	21,517	127	2.39%	27,080	136	2.02%
Redeemable Subordinated Debt	18,557	119	2.57%	18,557	99	2.10%
Total Interest-Bearing Liabilities	715,067	$1,289	0.72%	689,384	$1,185	0.68%
Net Interest Spread (2)			3.66%			3.78%
Demand Deposits	170,031			157,790
Other Liabilities	7,127			8,134
Total Liabilities	892,225			855,308
Shareholders’ Equity	105,552			97,158
Total Liabilities and Shareholders’ Equity	$997,777			$952,466
Net Interest Margin (3)		$8,912	3.83%		$8,759	3.92%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $264 and $250 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net interest income was $8.6 million for the three months ended March 31, 2017, which represented an increase of $139,000 compared to net interest income of $8.5 million for the three months ended March 31, 2016. Total interest income was $9.9 million for the three months ended March 31, 2017 compared to $9.7 million for the three months ended March 31, 2016. Total interest income increased primarily due to a net increase of $31.8 million in average loans, reflecting growth primarily in commercial real estate and construction loans, which was partially offset by declines in the average balances of mortgage warehouse and commercial business loans. Average interest-earning assets were $941.8 million for the three month period ended March 31, 2017 compared to $895.9 million for the three month period ended March 31, 2016. The average yield on interest-earning assets decreased to 4.38% for the three months ended March 31, 2017 compared to the average yield on interest-earning assets of 4.46% for the three months ended March 31, 2016. The lower yield earned on average interest-earning assets for the first quarter of 2017 reflected primarily the lower yield earned on commercial real estate and investments as new commercial real estate loans were originated at yields lower than the average yield on commercial real estate loans in the prior period and investments were purchased at yields lower than the average yield on investments in the prior period. The 75 basis point increase in the Federal Reserve's targeted federal funds rate and the corresponding increase in the prime rate since December of 2015 have had a positive effect on the yields of construction, commercial business, Small Business Administration ("SBA"), home equity and other loans with variable interest rates in the first quarter of 2017.
Interest expense on average interest-bearing liabilities was $1.3 million, with an interest cost of 0.72%, for the first quarter of 2017 compared to $1.2 million, with an interest cost of 0.68%, for the first quarter of 2016. The increase of $104,000 in interest expense on interest-bearing liabilities for the first quarter of 2017 compared to the first quarter of 2016 primarily reflected higher short-term market interest rates in the first quarter of 2017 compared to the first quarter of 2016.
The net interest margin, on a tax-equivalent basis, declined to 3.83% for the three months ended March 31, 2017 compared to 3.92% for the three months ended March 31, 2016, primarily due to the lower yield on interest-earning assets and the higher cost of average interest-bearing liabilities.
Average interest-earning assets increased by $45.8 million, or 5.12%, to $941.8 million for the three month period ended March 31, 2017 from $895.9 million for the three month period ended March 31, 2016 due primarily to the increase in average loans and average investment securities balances.
Average interest-bearing liabilities increased by $25.7 million, or 3.73%, to $715.1 million for the three months ended March 31, 2017 from $689.4 million for the three months ended March 31, 2016 due primarily to increases in money market and NOW accounts and savings accounts.
Provision for Loan Losses
Three months ended March 31, 2017 compared to three months ended March 31, 2016
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
In general, over the last three years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at March 31, 2017. Net charge-offs of commercial business and commercial real estate loans in 2017, 2016 and 2015 have declined significantly, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at March 31, 2017. For the first quarter of 2017, the Bank recorded a provision for loan losses of $150,000 and net charge-offs of $94,000 compared to a $200,000 credit (negative) provision for loan losses and net charge-offs of $58,000 recorded in the first quarter of 2016. A provision for loan losses of $150,000 was recorded in the first quarter of 2017 due primarily to the increase in loans. The allowance for loan losses was $7.6 million, or 1.12% of loans, at March 31, 2017 compared to $7.3 million, or 1.11% of loans, at March 31, 2016 and $7.5 million, or 1.03% of loans, at December 31, 2016.
At March 31, 2017, non-performing loans increased by $2.2 million to $7.4 million from $5.2 million at December 31, 2016 and the ratio of non-performing loans to total loans increased to 1.10% at March 31, 2017 compared to 0.72% at December 31, 2016.   The increase in non-performing loans was due primarily to a $4.0 million shared national credit syndicated loan that was placed on non-accrual in the first quarter of 2017.

Non-Interest Income
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Total non-interest income was $2.4 million for the first quarter of 2017, an increase of $807,000, or 50.6%, compared to $1.6 million for the first quarter of 2016. The increase in non-interest income for the first quarter of 2017 was due primarily to an increase of $686,000 in gains on sales of loans to $1.6 million compared to gains on sales of loans of $903,000 for the first quarter of 2016 and an increase in other income of $178,000 to $528,000 compared to other income of $350,000 for the first quarter of 2016.
The Bank originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the first quarter of 2017, $3.9 million of SBA loans were sold and gains of $335,000 were recorded compared to $5.3 million of loans sold and gains of $482,000 recorded in the first quarter of 2016.
In the first quarter of 2017, $38.4 million of residential mortgages were sold and $1.2 million of gains were recorded compared to $24.0 million of loans sold and $421,000 of gains recorded in the first quarter of 2016. Residential mortgage lending activity was higher in the first quarter of 2017 compared to the first quarter of 2016 due primarily to a new residential mortgage lending team that joined the Bank in August 2016.
Service charge revenues were slightly lower at $154,000 for the three months ended March 31, 2017 compared to $197,000 for the three months ended March 31, 2016. The decline was due primarily to lower customer fees for insufficient funds.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $130,000 for the three months ended March 31, 2017 compared to $144,000 for the three months ended March 31, 2016.
Gain on sales of securities in the first quarter of 2017 was $106,000, due to the sale of $2.0 million of investment securities. There were no sales of investment securities in the first quarter of 2016.
The other income component of non-interest income increased to $422,000 for the three months ended March 31, 2017 compared to $350,000 for the three months ended March 31, 2016. The Bank generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers.
Non-Interest Expenses
Non-interest expenses were $8.1 million for the three months ended March 31, 2017 compared to $7.0 million for the three months ended March 31, 2016. The increase of $1.1 million, or 15.1%, in total non-interest expenses was due primarily to a $607,000, or 14.1%, increase in salaries and employee benefits expenses, an increase in other expenses of $356,000, or 49.2%, and an increase in occupancy expense of $47,000, or 5.4%, which were partially offset by a decrease of $38,000, or 32.2%, in FDIC insurance expense.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2017 and 2016:

Non-interest Expenses
(Dollars in thousands)	Three months ended March 31,
	2017	2016
Salaries and employee benefits	$4,923	$4,316
Occupancy expense	919	872
Data processing expenses	318	313
FDIC insurance expense	80	118
Other real estate owned expenses	4	29
Equipment expense	123	123
Marketing	72	47
Regulatory, professional and other fees	460	362
Directors’ fees	23	25
Amortization of intangible assets	97	105
Other expenses	1,079	723
Total	$8,098	$7,033
`
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $607,000, or 14.1%, to $4.9 million for the three months ended March 31, 2017 compared to $4.3 million for the three months ended March 31, 2016. The increase in salaries and employee benefits was due primarily to an increase of $221,000 in commissions paid to residential loan officers, $334,000 of salaries for additional commercial loan, business development and residential mortgage personnel, merit increases and increases in employee benefits expense. Commission expense increased due to the higher volume of residential mortgages originated and sold in the first quarter of 2017 compared to the first quarter of 2016. Full-time equivalent employees at March 31, 2017 increased to 194 compared to 173 full-time equivalent employees at March 31, 2016.
Occupancy expense increased by $47,000, or 5.4%, to $919,000 for the three months ended March 31, 2017 compared to $872,000 for the three months ended March 31, 2016.  The increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due primarily to the addition of four residential loan offices in the third quarter of 2016.
The cost of data processing services of $318,000 was relatively unchanged for the three months ended March 31, 2017 compared to $313,000 for the three months ended March 31, 2016.
FDIC insurance expense decreased $38,000,or 32.2%, to $80,000 for the three months ended March 31, 2017 compared to $118,000 for the three months ended March 31, 2016 primarily due to a lower assessment rate that reflected the improvement in asset quality and the improved financial performance of the Bank in the last two years and a lower assessment rate for smaller banks.
Other real estate owned expenses decreased to $4,000 for the three months ended March 31, 2017 compared to $29,000 for the three months ended March 31, 2016 due to the lower level of OREO assets in the first quarter of 2017 compared to the first quarter of 2016. At March 31, 2017, the Company held one residential property and one commercial property with a combined carrying value of $431,000 as OREO compared to two properties with an aggregate carrying value of $1.1 million at March 31, 2016.
Regulatory, professional and other fees increased $98,000, or 27.1%, to $460,000 for the first quarter of 2017 compared to $362,000 for the first quarter of 2016 due to higher professional and consulting fees. The levels of regulatory, professional and consulting fees have increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and additional internal and external audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC reporting purposes for the year ended December 31, 2016 and subsequent periods.
Other expenses increased by $356,000 to $1.1 million for the three months ended March 31, 2017 compared to $723,000 for the three months ended March 31, 2016 due primarily to a $334,000 decrease in deferred loan origination costs. In the first quarter of 2017, management implemented a refined methodology utilized to estimate loan origination costs, which, in combination with a lower level of loan origination activity, resulted in a lower amount of deferred costs. The implementation of this methodology is not projected to have a significant impact in subsequent periods.

Income Taxes
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Pre-tax income was $2.8 million for the three months ended March 31, 2017 compared to $3.3 million for the three months ended March 31, 2016.
The Company recorded income tax expense of $852,000 for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. Income tax expense decreased primarily due to the decrease in pre-tax income. The effective income tax rate was 30.4% for the three months ended March 31, 2017 compared to 32.0% for the three months ended March 31, 2016. The effective tax rate decreased due to the higher percentage of the net amount of tax-exempt interest income and income on BOLI to pre-tax income in the first quarter of 2017 compared to the first quarter of 2016.
Financial Condition
March 31, 2017 Compared with December 31, 2016
Total consolidated assets at March 31, 2017 were $1.01 billion, representing a decrease of $28.3 million, or 2.7%, from total consolidated assets of $1.04 billion at December 31, 2016.  The decrease in assets was primarily attributable to a decrease of $48.4 million in total loans and a $11.5 million decrease in loans held for sale, which were partially offset by a $33.0 million increase in cash and due from banks.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2017 totaled $47.9 million compared to $14.9 million at December 31, 2016, an increase of $33.0 million. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at March 31, 2017 were $3.4 million compared to $14.8 million at December 31, 2016. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.
Investment Securities
Investment securities represented approximately 22.9% of total assets at March 31, 2017 and approximately 22.2% of total assets at December 31, 2016. Total investment securities increased $901,000, or 0.4%, to $231.5 million at March 31, 2017 from $230.6 million at December 31, 2016. Purchases of investment securities totaled $23.2 million during the three months ended March 31, 2017, and proceeds from sales, calls, maturities and repayments totaled $22.1 million during the period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At March 31, 2017, securities available for sale totaled $105.6 million, an increase of $1.8 million, or 1.7%, compared to securities available for sale totaling $103.8 million at December 31, 2016.
At March 31, 2017, the securities available for sale portfolio had net unrealized losses of $365,000 compared to net unrealized losses of $464,000 at December 31, 2016.  These unrealized losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2017, securities held to maturity were $125.9 million, a decrease of $870,000 from $126.8 million at December 31, 2016.  The fair value of the held to maturity portfolio at March 31, 2017 was $127.8 million.

Loans
The loan portfolio, which represents the Bank's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Bank’s primary lending focus continues to be financing mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial mortgage loans and commercial real estate loans on income-producing assets.
The following table represents the components of the loan portfolio at March 31, 2017 and December 31, 2016:

Loan Portfolio Composition
(Dollars in thousands)
	March 31, 2017		December 31, 2016
Component	Amount	%	Amount	%
Construction loans	$107,722	16%	$96,035	13%
Residential real estate loans	41,608	6%	44,791	6%
Commercial business	101,466	16%	99,650	15%
Commercial real estate	258,130	38%	242,393	33%
Mortgage warehouse lines	142,666	21%	216,259	30%
Loans to individuals	23,567	3%	23,736	3%
All other loans	177	—%	207	—%
Gross loans	675,336		723,071
Deferred loan fees and costs, net	1,075		1,737
Total loans	$676,411	100%	$724,808	100%
Total loans decreased by $48.4 million, or 6.7%, to $676.4 million at March 31, 2017 compared to $724.8 million at December 31, 2016 due primarily to the decrease in mortgage warehouse loans. Due to the seasonality of the Bank's mortgage warehouse funding group, it is also important to measure changes in the Bank's loan portfolio through comparisons to the loan portfolio at March 31, 2016. Commercial business, commercial real estate and construction loans were $467.3 million at March 31, 2017 and increased $65.8 million, or 16.4%, compared to $401.5 million at March 31, 2016.
Mortgage warehouse lines' outstanding balances decreased $73.6 million to $142.7 million at March 31, 2017 compared to $216.3 million at December 31, 2016, reflecting lower levels of residential mortgage originations by the Bank’s mortgage banking customers that were primarily due to the seasonality of home purchase activity in our markets and a lower level of residential mortgage loan refinancing activity due to higher mortgage interest rates in the first quarter of 2017.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.   The Bank funded $738.8 million of residential mortgages through customers' warehouse lines of credit in the first quarter of 2017 compared to $805.5 million in the first quarter of 2016.
Commercial business loans increased $1.8 million, or 1.8%, to $101.5 million during the first quarter of 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $15.7 million, or 6.5%, to $258.1 million during the first quarter of 2017. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income-producing properties.
Construction loans increased $11.7 million to $107.7 million during the first quarter of 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

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
Non-accrual loans increased $2.2 million to $7.4 million at March 31, 2017 from $5.2 million at December 31, 2016. During the first quarter of 2017, $1.8 million of non-performing loans were resolved and $4.0 million of loans were placed on non-accrual. The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	March 31,	December 31,
(Dollars in thousands)	2017	2016
Non-performing loans:
Loans 90 days or more past due and still accruing	$46	$24
Non-accrual loans	7,373	5,174
Total non-performing loans	7,419	5,198
Other real estate owned	431	166
Other repossessed assets	—	—
Total non-performing assets	7,850	5,364
Performing troubled debt restructurings	3,186	864
Performing troubled debt restructurings and total non-performing assets	$11,036	$6,228

Non-performing loans to total loans	1.10%	0.72%
Non-performing loans to total loans excluding mortgage warehouse lines	1.39%	1.02%
Non-performing assets to total assets	0.78%	0.52%
Non-performing assets to total assets excluding mortgage warehouse lines	0.91%	0.65%
Total non-performing assets and performing troubled debt restructurings to total assets	1.09%	0.60%
Non-performing loans to total loans increased to 1.10% at March 31, 2017 from 0.72% at December 31, 2016 principally due to a $4.0 million shared national credit syndicated loan that was downgraded to doubtful and placed on non-accrual in the first quarter of 2017.
Non-performing assets increased by $2.5 million to $7.9 million at March 31, 2017 from $5.4 million at December 31, 2016.  Other real estate owned totaled $431,000 at March 31, 2017 compared to $166,000 at December 31, 2016.  OREO at March 31, 2017 was comprised of one residential property and one commercial property with a combined aggregate carrying value of $431,000.
At March 31, 2017, the Bank had eight loans totaling $5.3 million which were troubled debt restructurings.  Three of these loans totaling $2.1 million are included in the above table as non-accrual loans and the remaining five loans totaling $3.2 million are considered performing. At December 31, 2016, the Bank had nine loans totaling $4.5 million that were troubled debt restructurings. Five of these loans totaling $3.6 million are included in the above table as non-accrual loans and the remaining four loans totaling $864,000 are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, loans acquired with evidence of deteriorated credit quality totaling $420,000 at March 31, 2017 and $439,000 at December 31, 2016 were not classified as non-performing loans.
Non-performing assets represented 0.78% of total assets at March 31, 2017 compared to 0.52% of total assets at December 31, 2016.

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
In most cases, the Company’s collateral is real estate. If the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral, less estimated selling costs, is a loss that is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan through foreclosure can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the United States Bankruptcy Reform Act of 1978, as amended.

Summary of Real Estate Owned Activity
(in thousands)
Three months ended March 31, 2017

Balance - January 1, 2017	$166
Transfers into real estate owned	265
Sale of real estate owned	—
Cost of improvements on real estate owned	—
Balance - March 31, 2017	$431

During the three months ended March 31, 2017, one residential property with a fair value of $265,000 was transferred to other real estate owned.

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
The Company’s primary lending emphasis is the origination of commercial business, construction and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.
All, or part, of the principal balance of commercial business and commercial real estate loans and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans and the entire allowance is available to absorb any and all loan losses.
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
When analyzing groups of loans under ASC Topic 450, the Bank follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•	Delinquencies and non-accruals

•	Portfolio quality

•	Concentration of credit

•	Trends in volume of loans

•	Quality of collateral

•	Policy and procedures

•	Experience, ability and depth of management

•	Economic trends – national and local

•	External factors – competition, legal and regulatory
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
The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of outstanding loans that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial business loans, commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other qualitative factor that may cause future losses to deviate from historical levels.
The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions that may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates, by definition, lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.
The following discusses the risk characteristics of each of our loan portfolio segments-commercial, mortgage warehouse lines of credit and consumer.
Commercial
The Company’s primary lending emphasis is the origination of commercial business and commercial real estate loans. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.
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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses (Dollars in thousands)
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2017	2016	2016
Balance, beginning of period	$7,494	$7,560	$7,560
Provision (credit) charged to operating expenses	150	(300)	(200)
Loans charged off :
Construction loans	—	—	—
Residential real estate loans	(101)	—	—
Commercial business and commercial real estate	—	(157)	(60)
Loans to individuals	—	—	—
Lease financing	—	—	—
All other loans	—	(1)	—
	(101)	(158)	(60)
Recoveries
Construction loans	—	—	—
Residential real estate loans	—	—	—
Commercial business and commercial real estate	6	386	—
Loans to individuals	1	6	2
Lease financing	—	—	—
All other loans	—	—	—
	7	392	2
Net (charge offs) recoveries	(94)	234	(58)
Balance, end of period	$7,550	$7,494	$7,302
Loans :
At period end	$676,411	$724,808	$658,988
Average during the period	664,066	691,180	637,498
Net (charge offs) recoveries to average loans outstanding	(0.01)%	0.03%	(0.01)%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	0.05%	(0.01)%
Allowance for loan losses to :
Total loans at period end	1.12%	1.03%	1.11%
Total loans at period end excluding mortgage warehouse loans	1.29%	1.28%	1.38%
Non-performing loans	101.76%	144.18%	132.20%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of March 31, 2017 and December 31, 2016, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	March 31, 2017			December 31, 2016
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate loans	$2,634	1.02%	38%	$2,574	1.06%	34%
Commercial business	1,822	1.80%	15%	1,732	1.74%	14%
Construction loans	1,370	1.27%	16%	1,204	1.25%	13%
Residential real estate loans	365	0.88%	6%	367	0.82%	6%
Loans to individuals	122	0.52%	4%	112	0.47%	3%
Subtotal	6,313	1.18%	79%	5,989	1.18%	70%
Mortgage warehouse lines	642	0.45%	21%	973	0.45%	30%
Unallocated reserves	595	—	—	532	—	—
Total	$7,550	1.12%	100%	$7,494	1.03%	100%
The Company recorded a provision for loan losses in the amount of $150,000 for the three months ended March 31, 2017 compared to a $200,000 credit (negative) provision for loan losses for the three months ended March 31, 2016. A provision for loan losses was recorded for the first quarter of 2017 primarily due to the growth in commercial real estate and construction loans. Net charge-offs of loans were $94,000 for the three months ended March 31, 2017 compared to net charge-offs of $58,000 for the three months ended March 31, 2016.
At March 31, 2017, the allowance for loan losses was $7.6 million, a $56,000 increase from the allowance for loan losses at December 31, 2016. As a percentage of total loans, the allowance was 1.12% at the end of the first quarter of 2017 compared to 1.03% at year-end 2016 and 1.11% at March 31, 2016.   The allowance for loan losses was 102% of non-accrual loans at March 31, 2017 compared to 144% of non-accrual loans at December 31, 2016. Management believes that the quality of the loan portfolio remains sound, considering the economic climate in the State of New Jersey, and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.
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

The following table summarizes deposits at March 31, 2017 and December 31, 2016.

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Demand
Non-interest bearing	$184,210	$170,854
Interest bearing	338,115	310,103
Savings	210,214	205,294
Time	136,281	148,265
Total	$868,820	$834,516
At March 31, 2017, total deposits were $868.8 million, an increase of $34.3 million, or 4.1%, from $834.5 million at December 31, 2016.  Overall, the increase in deposits was due primarily to an increase of $28.0 million in interest bearing demand deposits, an increase of $13.4 million in non-interest bearing demand deposits and a $4.9 million increase in savings deposits, which were partially offset by a decrease of $12.0 million in time deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $10.0 million at March 31, 2017 and consisted of $10.0 million of long-term FHLB borrowings that mature in July 2017, compared to $73.1 million at December 31, 2016, which consisted of $63.1 million of overnight borrowings from the FHLB and $10.0 million of long-term FHLB borrowings.
Liquidity
At March 31, 2017, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $504.9 million, at March 31, 2017.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2017, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $176.6 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2017, the balance of cash and cash equivalents was $47.9 million.
Net cash provided by operating activities totaled $12.5 million for the three months ended March 31, 2017 compared to net cash provided by operating activities of $7.9 million for the three months ended March 31, 2016.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the three months ended March 31, 2017 was higher than net cash provided by operating activities for the three months ended March 31, 2016 due primarily to a higher amount of net proceeds from the origination and sale of loans of approximately $7.5 million.
Net cash provided by investing activities totaled $49.6 million for the three months ended March 31, 2017 compared to $17.2 million for the three months ended March 31, 2016. The primary source of cash provided by investing activities for the first three months of 2017 was a net decrease in loans of $48.0 million compared to a net decrease in loans of $23.4 million for the first three months of 2016. The securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal.  For the three months ended March 31, 2017 and March 31, 2016, prepayments and maturities of investment securities totaled $20.1 million and $14.6 million, respectively. Cash was used to purchase investment securities of $23.2 million for the three months ended March 31, 2017 compared to purchases of $22.4 million of investment securities for the three months ended March 31, 2016.
Net cash used in financing activities was $29.1 million for the three months ended March 31, 2017 compared to $21.6 million of net cash used in financing activities for the three months ended March 31, 2016.  The primary use of funds for the 2017 period was the decrease in borrowed funds of $63.1 million and the payment of cash dividends in the amount of $401,000, which were partially offset by an increase in deposits of $34.3 million. The primary use of funds in the 2016 period was the decrease in borrowed funds of $38.6 million, which was partially offset by an increase in deposits of $17.1 million.

Shareholders’ Equity and Dividends
Shareholders’ equity increased by $1.8 million, or 1.7%, to $106.6 million at March 31, 2017 from $104.8 million at December 31, 2016.  Tangible book value per common share increased by $0.19 to $11.69 at March 31, 2017 from $11.50 at December 31, 2016.   The ratio of average shareholders’ equity to total average assets was 10.58% at March 31, 2017 compared to 10.06% at December 31, 2016.
Shareholders’ equity increased $1.8 million due primarily to an increase of $1.5 million in retained earnings and an increase of $235,000 from the exercise of options and share-based compensation.
On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares. The Company also paid a $0.05 per common share dividend on January 24, 2017 and April 25, 2017. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.
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
Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended March 31, 2017 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of March 31, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Company
Common equity Tier 1 (CET1)	$94,916	10.81%	$39,496	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	120,466	13.73%	70,215	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	112,916	12.87%	52,661	>6%	N/A	N/A
Tier 1 Leverage Capital	112,916	11.46%	39,420	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$110,378	12.58%	$39,496	>4.5%	$57,050	≥6.5%
Total Capital to Risk Weighted Assets	117,928	13.44%	70,215	>8%	87,769	≥10%
Tier 1 Capital to Risk Weighted Assets	110,378	12.58%	52,661	>6%	70,215	≥8%
Tier 1 Leverage Capital	110,378	11.20%	39,420	>4%	49,275	>5%

As of December 31, 2016
Company
Common equity Tier 1 (CET1)	$93,101	10.40%	$40,302	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	118,595	13.24%	71,648	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	111,101	12.41%	53,736	>6%	N/A	N/A
Tier 1 Leverage Capital	111,101	10.93%	40,658	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$108,606	12.13%	$40,302	>4.5%	$58,214	≥6.5%
Total Capital to Risk Weighted Assets	116,100	12.96%	71,648	>8%	89,560	>10%
Tier 1 Capital to Risk Weighted Assets	108,606	12.13%	53,736	>6%	71,648	≥8%
Tier 1 Leverage Capital	108,606	10.68%	40,658	>4%	50,823	>5%
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
The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirements began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%. At March 31, 2017, the Company's and the Bank's common equity Tier 1 capital ratio of 10.81% and 12.58%, respectively, exceeded the combined common equity Tier 1 minimum capital and capital conservation buffer of 5.75%.
At March 31, 2017, the capital ratios of the Company and the Bank exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

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
Under the interest rate risk policy established by the Company's Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Due to the current low level of market interest rates, the current monetary policy of the Federal Reserve Board and recent communications from the Federal Reserve Board, management believes that it is more likely that market interest rates may increase than decrease over the intermediate term. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity.
Based upon the current interest rate environment, as of March 31, 2017, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$40,321	$3,922	10.78%	$144,155	$1,535	1.08%
+200	38,972	2,573	7.07%	143,874	1,254	0.88%
—	36,399	—	—%	142,620	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The Company employs many assumptions to calculate the impact of changes in interest rates on assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to management's actions, if any, in response to changing rates. In calculating these exposures, the Company utilized an interest rate simulation model that is validated by third-party reviewers on an annual basis.
Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.                    Controls and Procedures.
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2016 indicated that management's review of the Company's internal control over financial reporting identified a deficiency with respect to the Company's procedures relating to communications with the Company's independent registered public accounting firm (the"Auditor"), which constituted a material weakness at December 31, 2016. Management remediated the material weakness in the Company's disclosure controls and procedures and internal control over financial reporting with respect to the communications with the Auditor during the quarter ended March 31, 2017 by requiring communication from the Auditor in writing before filing its documents with the SEC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under the heading "Risk Factors" within the Company's Form 10-K/A for the year ended December 31, 2016.

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
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2017.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2017	January 31, 2017	—	$—	—	394,141
February 1, 2017	February 28, 2017	—	$—	—	394,141
March 1, 2017	March 31, 2017	—	$—	—	394,141
Total		—	$—	—	394,141

(1)
The Company’s common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends.`

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits.

3(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3(ii)(A)		By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

10.1
Third Amendment, effective as of April 7, 2017, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between the Company and Robert F. Mangano, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 12, 2017)

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

1ST CONSTITUTION BANCORP

Date: May 9, 2017	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

1ST CONSTITUTION BANCORP
FORM 10-Q
Index to Exhibits

3(i)(A)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3(ii)(A)		By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 8-K filed with the SEC on March 23, 2016)

10.1
Third Amendment, effective as of April 7, 2017, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between the Company and Robert F. Mangano, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 12, 2017)

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