Form 10-Q
period 2017-06-30
1ST CONSTITUTION BANCORP
filed 2017-08-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2017, there were 8,069,273 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and Due From Banks	$14,211	$14,886
Total cash and cash equivalents	14,211	14,886
Investment Securities:
Available for sale, at fair value	112,952	103,794
Held to maturity (fair value of $127,075 and $128,559 at June 30, 2017 and December 31, 2016, respectively)	124,922	126,810
Total investment securities	237,874	230,604

Loans Held for Sale	3,594	14,829
Loans	762,619	724,808
Less- Allowance for loan losses	(7,707)	(7,494)
Net loans	754,912	717,314

Premises and Equipment, Net	10,691	10,673
Accrued Interest Receivable	3,060	3,095
Bank-Owned Life Insurance	22,444	22,184
Other Real Estate Owned	356	166
Goodwill and Intangible Assets	12,687	12,880
Other Assets	12,245	11,582
Total assets	$1,072,074	$1,038,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$189,653	$170,854
Interest bearing	674,762	663,662
Total deposits	864,415	834,516

Borrowings	73,825	73,050
Redeemable Subordinated Debentures	18,557	18,557
Accrued Interest Payable	812	866
Accrued Expenses and Other Liabilities	5,617	6,423
Total liabilities	963,226	933,412

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 8,079,495 and 8,027,087 shares issued and 8,046,197 and 7,993,789 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	72,292	71,695
Retained earnings	37,139	34,074
Treasury Stock, 33,298 shares at June 30, 2017 and December 31, 2016, respectively	(368)	(368)
Accumulated other comprehensive loss	(215)	(600)
Total shareholders’ equity	108,848	104,801
Total liabilities and shareholders’ equity	$1,072,074	$1,038,213
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$8,697	$8,133	$16,745	$16,070
Securities:
Taxable	839	815	1,654	1,632
Tax-exempt	548	520	1,101	1,040
Federal funds sold and short-term investments	86	18	158	67
Total interest income	10,170	9,486	19,658	18,809

INTEREST EXPENSE
Deposits	1,104	988	2,147	1,938
Borrowings	109	165	236	301
Redeemable subordinated debentures	127	104	246	203
Total interest expense	1,340	1,257	2,629	2,442

Net interest income	8,830	8,229	17,029	16,367
PROVISION (CREDIT) FOR LOAN LOSSES	150	(100)	300	(300)
Net interest income after provision (credit) for loan losses	8,680	8,329	16,729	16,667

NON-INTEREST INCOME
Service charges on deposit accounts	149	176	303	373
Gain on sales of loans, net	1,018	747	2,607	1,650
Income on Bank-owned life insurance	130	157	260	301
(Loss) gain on sales of securities	(2)	—	104	—
Other income	471	456	895	808
Total non-interest income	1,766	1,536	4,169	3,132

NON-INTEREST EXPENSES
Salaries and employee benefits	5,127	4,291	10,050	8,607
Occupancy expense	820	835	1,739	1,708
Data processing expenses	326	314	645	627
FDIC insurance expense	80	105	160	223
Other real estate owned expenses	11	35	15	65
Other operating expenses	1,322	858	2,728	1,872
Total non-interest expenses	7,686	6,438	15,337	13,102

Income before income taxes	2,760	3,427	5,561	6,697
INCOME TAXES	841	1,113	1,693	2,161
Net income	$1,919	$2,314	$3,868	$4,536

NET INCOME PER COMMON SHARE
Basic	$0.24	$0.29	$0.48	$0.57
Diluted	$0.23	$0.28	$0.47	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,033,299	7,947,146	8,029,690	7,944,069
Diluted	8,301,939	8,151,796	8,301,431	8,144,458
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,919	$2,314	$3,868	$4,536
Other comprehensive income:
Unrealized holding gains on securities available for sale	545	738	726	1,257
Tax effect	(198)	(268)	(267)	(457)
Net of tax amount	347	470	459	800

Reclassification adjustment for losses (gains) on securities available for sale (1)	2	—	(80)	—
Tax effect (2)	(1)	—	32	—
Net of tax amount	1	—	(48)	—

Pension liability	—	34	—	34
Tax effect	—	(14)	—	(14)
Net of tax amount	—	20	—	20

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (3)	(24)	(46)	(43)	(72)
Tax effect (2)	10	18	17	29
Net of tax amount	(14)	(28)	(26)	(43)
Total other comprehensive income	334	462	385	777
Comprehensive income	$2,253	$2,776	$4,253	$5,313

(1)Included in non-interest income on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income
(3)Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960

Exercise of stock options (3,564)	17	—	—	—	17

Share-based compensation	362	—	—	—	362

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Net income for the six months ended June 30, 2016	—	4,536	—	—	4,536

Other comprehensive income	—	—	—	777	777
Balance, June 30, 2016	$71,224	$30,125	$(368)	$647	$101,628

Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801

Exercise of stock options (12,361)	113	—	—	—	113

Share-based compensation	484	—	—	—	484

Cash dividends declared	—	(803)	—	—	(803)

Net income for the six months ended June 30, 2017	—	3,868	—	—	3,868

Other comprehensive income	—	—	—	385	385
Balance, June 30, 2017	$72,292	$37,139	$(368)	$(215)	$108,848
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,868	$4,536
Adjustments to reconcile net income to net cash provided by operating activities-
Provision (credit) for loan losses	300	(300)
Depreciation and amortization	694	646
Net amortization of premiums and discounts on securities	482	547
Gains on sales of securities	(104)	—
Gains on sales of other real estate owned	(14)	(31)
Gains on sales of loans held for sale	(2,607)	(1,650)
Originations of loans held for sale	(52,391)	(35,727)
Proceeds from sales of loans held for sale	66,233	38,497
Income on bank–owned life insurance	(260)	(301)
Share-based compensation expense	484	362
Decrease (increase) in accrued interest receivable	35	(198)
(Increase) decrease in other assets	(899)	175
(Decrease) increase in accrued interest payable	(54)	—
(Decrease) in accrued expenses and other liabilities	(806)	(621)
Net cash provided by operating activities	14,961	5,935
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(25,752)	(26,138)
Held to maturity	(16,460)	(13,997)
Proceeds from maturities and payments of securities -
Available for sale	11,231	7,591
Held to maturity	17,645	14,581
Proceeds from sales of securities available for sale	5,728	—
Proceeds from sales of securities held to maturity	606	—
Proceeds from Bank-owned life insurance benefits paid	—	248
Purchase of restricted stock	(105)	(2,670)
Net increase in loans	(38,353)	(79,451)
Capital expenditures	(439)	(181)
Cost of improvement to OREO	(5)	(60)
Proceeds from sales of other real estate owned	284	1,033
Purchase of Bank-owned life insurance	—	(300)
Net cash used in investing activities	(45,620)	(99,344)
FINANCING ACTIVITIES:
Exercise of stock options	113	17
Purchase of treasury stock	—	(24)
Cash dividends paid to shareholders	(803)	—
Net increase in deposits	29,899	4,729
Net increase in borrowings	775	90,969
Net cash provided by financing activities	29,984	95,691
(Decrease) increase in cash and cash equivalents	(675)	2,282
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,886	11,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,211	$13,650
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$2,683	$2,442
Income taxes	1,577	2,161
Non-cash items: Transfer of loans to other real estate owned	455	142
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
June 30, 2017
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
During the review of the second quarter ended June 30, 2017, management became aware that during previously reported periods the amortization of deferred loan origination costs was being recorded in other operating expense and not as an adjustment to yield as required by ASC 310-20. As such, management has adjusted interest income and other operating expenses in the amounts of $435,000 and $384,000 for the three months ended June 30, 2017 and June 30, 2016, respectively. The adjustment to interest income and other operating expenses was $883,000 and $755,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2017 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2017
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$1,919	8,033,299	$0.24
Effect of dilutive securities:
Stock options and warrants		268,640
Diluted EPS:
Net income plus assumed conversion	$1,919	8,301,939	$0.23

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share:
Net income	$2,314	7,947,146	$0.29
Effect of dilutive securities:
Stock options and warrants		204,650
Diluted EPS:
Net income plus assumed conversion	$2,314	8,151,796	$0.28

For the three months ended June 30, 2017 and 2016, 9,500 and 20,060 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2017
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$3,868	8,029,690	$0.48
Effect of dilutive securities:
Stock options and warrants		271,741
Diluted EPS:
Net income plus assumed conversion	$3,868	8,301,431	$0.47

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share:
Net income	$4,536	7,944,069	$0.57
Effect of dilutive securities:
Stock options and warrants		200,389
Diluted EPS:
Net income plus assumed conversion	$4,536	8,144,458	$0.56

For the six months ended June 30, 2017 and 2016, 9,500 and 20,060 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,510	$—	$(10)	$3,500
Residential collateralized mortgage obligations- GSE	25,739	52	(121)	25,670
Residential mortgage backed securities – GSE	22,825	213	(39)	22,999
Obligations of state and political subdivisions	20,134	256	(62)	20,328
Trust preferred debt securities – single issuer	2,480	—	(114)	2,366
Corporate debt securities	24,965	148	(147)	24,966
Other debt securities	13,117	15	(9)	13,123
	$112,770	$684	$(502)	$112,952

June 30, 2017	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,448	$—	$3,448	$—	$(67)	$3,381
Residential collateralized mortgage obligations – GSE	10,218	—	10,218	187	(103)	10,302
Residential mortgage backed securities – GSE	38,326	—	38,326	415	(94)	38,647
Obligations of state and political subdivisions	72,394	—	72,394	1,488	(62)	73,820
Trust preferred debt securities-pooled	657	(501)	156	389	—	545
Other debt securities	380	—	380	—	—	380
	$125,423	$(501)	$124,922	$2,479	$(326)	$127,075

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations- GSE	22,647	58	(145)	22,560
Residential mortgage backed securities - GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities-single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

December 31, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U. S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations-GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities - GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

Restricted stock is included in other assets at June 30, 2017 and December 31, 2016 and totaled $4.1 million and $4.0 million, respectively, and consisted of $4.0 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at June 30, 2017 and $3.9 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2016.
During the first quarter of 2017, the Company sold fifty-four mortgage backed securities totaling $2.0 million, each with a principal balance outstanding of less than $150,000. Of the fifty-four mortgage backed securities sold, six of such securities with an aggregate outstanding principal balance of $582,000 were in the held to maturity portfolio, and a net gain of $24,000 was realized on the sale of these securities. Each of the six mortgage backed securities that were sold from the held to maturity portfolio had a principal balance that was less than 15% of the original principal balance outstanding at the time of purchase. Accounting Standards Codification ("ASC") 320-10-25-14 provides that sales of debt securities that are categorized as held to maturity and are sold after 85% of the principal outstanding at acquisition had been collected shall be equivalent to holding the security to maturity. Accordingly, the sales of the six mortgage backed securities that were classified as held to maturity were treated as held to maturity.
During the second quarter of 2017, the Company sold seven mortgage backed securities totaling $4.2 million from the available for sale portfolio. A loss of $1,740 was realized on the sale.

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$6,881	$(77)	$—	$—	$6,881	$(77)
Residential collateralized mortgage obligations –GSE	8	17,025	(201)	1,646	(23)	18,671	(224)
Residential mortgage backed securities-GSE	30	25,807	(133)	—	—	25,807	(133)
Obligations of state and political subdivisions	32	12,224	(124)	—	—	12,224	(124)
Trust preferred debt securities- single issuer	4	—	—	2,366	(114)	2,366	(114)
Corporate debt securities	3	2,786	(57)	4,910	(90)	7,696	(147)
Other debt securities	3	3,008	(7)	719	(2)	3,727	(9)
Total temporarily impaired securities	83	$67,731	$(599)	$9,641	$(229)	$77,372	$(828)

December 31, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$7,090	$(151)	$—	$—	$7,090	$(151)
Residential collateralized mortgage obligations –GSE	7	17,242	(275)	—	—	17,242	(275)
Residential mortgage backed securities - GSE	29	26,581	(216)	3,542	(16)	30,123	(232)
Obligations of state and political subdivisions	74	25,545	(611)	—	—	25,545	(611)
Trust preferred debt securities- single issuer	4	—	—	2,272	(206)	2,272	(206)
Corporate debt securities	6	12,700	(204)	1,999	(1)	14,699	(205)
Other debt securities	3	—	—	1,276	(7)	1,276	(7)
Total temporarily impaired securities	126	$89,158	$(1,457)	$9,089	$(230)	$98,247	$(1,687)

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2017.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	June 30, 2017
	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$3,508	$3,502	3.01%
Due after one year through five years	20,639	20,747	2.18%
Due after five years through ten years	34,307	34,422	2.60%
Due after ten years	54,316	54,281	2.62%
Total	$112,770	$112,952	2.54%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$33,723	$33,739	1.56%
Due after one year through five years	17,087	17,756	4.57%
Due after five years through ten years	20,523	21,077	3.50%
Due after ten years	53,589	54,503	3.26%
Total	$124,922	$127,075	3.02%

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
Trust preferred debt securities – pooled:   This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of debt securities issued by financial institution holding companies.  During 2009, the Company recognized an other-than-temporary impairment of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity.
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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of June 30, 2017, the security was in an unrealized gain position.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction Loans	$—	$—	$—	$—	$116,464	$116,464	$—	$—
Commercial Business	122	192	408	722	93,513	94,235	46	3,454
Commercial Real Estate	712	—	1,868	2,580	283,340	285,920	—	2,180
Mortgage Warehouse Lines	—	—	—	—	200,380	200,380	—	—
Residential Real Estate Loans	—	—	80	80	41,936	42,016	—	80
Consumer
Loans to Individuals	32	22	70	124	22,587	22,711	—	310
Other	—	—	—	—	182	182	—	—
Total loans	866	214	2,426	3,506	758,402	761,908	46	6,024
Deferred loan fees and costs, net	—	—	—	—	711	711	—	—
Total loans, net	$866	$214	$2,426	$3,506	$759,113	$762,619	$46	$6,024
The following table provides an aging of the loan portfolio by loan class at December 31, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction Loans	$—	$—	$186	$186	$95,849	$96,035	$—	$186
Commercial Business	113	115	790	1,018	98,632	99,650	—	920
Commercial Real Estate	741	942	2,707	4,390	238,003	242,393	—	3,187
Mortgage Warehouse Lines	—	—	—	—	216,259	216,259	—	—
Residential Real Estate Loans	564	—	392	956	43,835	44,791	—	544
Consumer
Loans to Individuals	—	29	361	390	23,346	23,736	24	337
Other	—	—	—	—	207	207	—	—
Total loans	1,418	1,086	4,436	6,940	716,131	723,071	24	5,174
Deferred loan fees and costs, net	—	—	—	—	1,737	1,737	—	—
Total loans, net	$1,418	$1,086	$4,436	$6,940	$717,868	$724,808	$24	$5,174

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. Accordingly, acquired loans with evidence of deteriorated credit quality of $0 at June 30, 2017 and $439,000 at December 31, 2016 were not classified as non-performing loans.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$116,163	$87,086	$266,312	$200,380	$41,042
Special Mention	301	3,471	13,939	—	682
Substandard	—	636	5,669	—	292
Doubtful	—	3,042	—	—	—
Total	$116,464	$94,235	$285,920	$200,380	$42,016

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$22,401	$182
Nonperforming	310	—
Total	$22,711	$182

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,548	$91,908	$223,435	$216,259	$43,950
Special Mention	301	7,102	14,334	—	244
Substandard	186	611	4,624	—	597
Doubtful	—	29	—	—	—
Total	$96,035	$99,650	$242,393	$216,259	$44,791

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$23,375	$207
Nonperforming	361	—
Total	$23,736	$207

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2017 and December 31, 2016:
June 30, 2017

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees/Costs	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$255	$87	$—	$—	$—	$—	$—	$—	$342
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,455	1,182	2,904	902	385	120	—	417	—	7,365
Ending Balance	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$—	$7,707

Loans receivable:
Individually evaluated for impairment	$205	$3,492	$5,142	$—	$80	$310	$—	$—	$—	$9,229
Loans acquired with deteriorated credit quality	—	252	602	—	—	—	—	—	—	854
Collectively evaluated for impairment	116,259	90,491	280,176	200,380	41,936	22,401	182	—	711	752,536
Ending Balance	$116,464	$94,235	$285,920	$200,380	$42,016	$22,711	$182	$—	$711	$762,619

December 31, 2016

(Dollars in thousands)
	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Fees/Costs	Total
Allowance for loan losses:
Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—	$—	$260
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532	—	7,234
Ending Balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$—	$7,494

Loans receivable:
Individually evaluated for impairment	$391	$947	$3,817	$—	$544	$337	$—	$—	$—	$6,036
Loans acquired with deteriorated credit quality	—	191	930	—	—	—	—	—	—	1,121
Collectively evaluated for impairment	95,644	98,512	237,646	216,259	44,247	23,399	207	—	1,737	717,651
Ending Balance	$96,035	$99,650	$242,393	$216,259	$44,791	$23,736	$207	$—	$1,737	$724,808

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2017 and 2016 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2016	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision (Credit) charged to operations	166	88	56	(331)	99	9	—	63	150
Loans charged off	—	—	—	—	(101)	—	—	—	(101)
Recoveries of loans charged off	—	2	4	—	—	1	—	—	7
Balance - March 31, 2017	$1,370	$1,822	$2,634	$642	$365	$122	$—	$595	$7,550

Provision (Credit) charged to operations	85	(386)	352	260	20	(3)	—	(178)	150
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	1	5	—	—	1	—	—	7
Balance - June 30, 2017	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$7,707

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - December 31, 2015	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	$7,560
(Credit) Provision charged to operations	(44)	(657)	311	1	(96)	(92)	—	377	(200)
Loans charged off	—	—	(60)	—	—	—	—	—	(60)
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - March 31, 2016	$981	$1,348	$3,300	$867	$192	$19	$—	$595	$7,302

(Credit) Provision charged to operations	(6)	(284)	(263)	323	85	3	—	42	(100)
Loans charged off	—	(101)	—	—	—	—	—	—	(101)
Recoveries of loans charged off	—	1	378	—	—	2	—	—	381
Balance - June 30, 2016	$975	$964	$3,415	$1,190	$277	$24	$—	$637	$7,482

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
Impaired Loans Receivables (By Class) – June 30, 2017

(Dollars in thousands)				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$205	$205	$—	$188	$3	$186	$6
Commercial Business	702	857	—	688	82	741	86
Commercial Real Estate	2,756	2,771	—	2,723	92	2,772	105
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,663	3,833	—	3,599	177	3,699	197
Residential Real Estate	80	80	—	181	—	210	—
Consumer
Loans to Individuals	310	310	—	297	—	316	—
Other	—	—	—	—	—	—	—
Subtotal	310	310	—	297	—	316	—
With no allowance:	$4,053	$4,223	$—	$4,077	$177	$4,225	$197

With an allowance:
Construction	$—	$—	$—	$137	$—	$171	$—
Commercial Business	3,042	3,042	255	3,680	60	2,595	127
Commercial Real Estate	2,988	2,988	87	2,989	43	2,600	85
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	6,030	6,030	342	6,806	103	5,366	212
Residential Real Estate	—	—	—	—	—	100	—
Consumer
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$6,030	$6,030	$342	$6,806	$103	$5,466	$212
Total:
Construction	205	205	—	325	3	357	6
Commercial Business	3,744	3,899	255	4,368	142	3,336	213
Commercial Real Estate	5,744	5,759	87	5,712	135	5,372	190
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	80	80	—	181	—	310	—
Consumer	310	310	—	297	—	316	—
Total	$10,083	$10,253	$342	$10,883	$280	$9,691	$409

Impaired Loans Receivables (By Class) – December 31, 2016

(Dollars in thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Construction	$186	$186	$—
Commercial Business	883	1,054	—
Commercial Real Estate	1,380	1,380	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,449	2,620	—
Residential Real Estate	244	244	—
Consumer
Loans to Individuals	337	337	—
Other	—	—	—
Subtotal	337	337	—
With no allowance	$3,030	$3,201	$—
With an allowance:
Construction	$205	$205	$7
Commercial Business	255	255	101
Commercial Real Estate	3,367	3,367	114
Mortgage Warehouse Lines	—	—	—
Subtotal	3,827	3,827	222
Residential Real Estate	300	316	38
Consumer
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$4,127	$4,143	$260

Total:
Construction	391	391	7
Commercial Business	1,138	1,309	101
Commercial Real Estate	4,747	4,747	114
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	544	560	38
Consumer	337	337	—
Total	$7,157	$7,344	$260

Impaired Loans Receivables (By Class) – June 30, 2016
	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Construction	$317	$2	$255	$4
Commercial Business	448	10	434	21
Commercial Real Estate	1,251	20	1,545	30
Mortgage Warehouse Lines	—	—	—	—
Subtotal	2,016	32	2,234	55
Residential Real Estate	1,298	—	1,198	(2)

Consumer
Loans to Individuals	263	—	263	—
Other	—	—	—	—
Subtotal	263	—	263	—
With no allowance:	$3,577	$32	$3,695	$53
With an allowance:
Construction	$—	$—	$—	$—
Commercial Business	143	—	177	—
Commercial Real Estate	3,888	22	3,836	38
Mortgage Warehouse Lines	—	—	—	—
Subtotal	4,031	22	4,013	38
Residential Real Estate	—	—	100	—
Consumer
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance:	$4,031	$22	$4,113	$38
Total:
Construction	317	2	255	4
Commercial Business	591	10	611	21
Commercial Real Estate	5,139	42	5,381	68
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,298	—	1,298	(2)
Consumer	263	—	263	—
Total	$7,608	$54	$7,808	$91

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding purchased credit-impaired loans at June 30, 2017 and December 31, 2016:

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Outstanding balance	$1,042	$1,470
Carrying amount	$854	$1,121

Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)
Balance at beginning of period	$23	$52	$30	$73
Transfer from non-accretable discount	161	—	161	—
Accretion of discount	(13)	(8)	(20)	(29)
Balance at end of period	$171	$44	$171	$44

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure:

(Dollars in thousands)

June 30, 2017		December 31, 2016
Number of loans	Recorded Investment	Number of loans	Recorded Investment
1	$80	3	$524

At June 30, 2017, there was one multi-family residential property with a fair value of $190,000 that was held in other real estate owned. At December 31, 2016, there were no residential properties held in other real estate owned.
Troubled Debt Restructurings
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

There were no loans modified as a TDR during the three months ended June 30, 2017 and there was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the six months ended June 30, 2017. The concession to the borrower was a change in monthly payments to interest only for a period of time. There were no loans modified as a TDR during the three and six months ended June 30, 2016. There was one troubled debt restructuring that defaulted within twelve months of restructuring in the amount of $458,000 during the six months ended June 30, 2017.  There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and six months ended June 30, 2016.

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
As of June 30, 2017, there were 148,462 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the six months ended June 30, 2017:

(Dollars in thousands, except share amounts)	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Term (years)	Value
Outstanding at January 1, 2017	165,801	$7.35
Granted	9,900	18.65
Exercised	(12,361)	7.85
Forfeited	(715)	15.71
Expired	—	—
Outstanding at June 30, 2017	162,625	$7.97	4.7	$1,574
Exercisable at June 30, 2017	132,566	$6.88	3.9	$1,428

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2017 were as follows:

Fair value of options granted	$6.05
Risk-free rate of return	2.45%
Expected option life in years	7
Expected volatility	31.25%
Expected dividends (1)	1.19%
(1) The Company declared its first cash dividend on September 15, 2016.

The following table summarizes the activity in non-vested restricted shares for the six months ended June 30, 2017:

	Number of	Average Grant-Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2017	143,259	$9.02
Granted	39,100	18.26
Vested	(26,210)	11.08
Forfeited	(1,287)	14.94
Non-vested at June 30, 2017	154,862	$10.96

The fair value of restricted shares is based upon the closing price of the common stock on the date of grant. The shares generally vest over a 4 year service period for employees and a 2 year service period for non-employee directors with compensation expense recognized on a straight-line basis.
Share-based compensation expense related to options was $28,000 for the six months ended June 30, 2017 and $22,000 for the six months ended June 30, 2016. Share-based compensation expense related to stock grants was $456,000 and $340,000 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, there was approximately $103,000 of unrecognized compensation cost related to non-vested stock options and $1.6 million of unrecognized compensation cost related to non-vested stock grants.
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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $22.4 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2017 and 2016 were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$79	$56	$112	$105
Interest cost	33	47	78	85
Actuarial gain recognized	(24)	(46)	(43)	(72)
Total	$88	$57	$147	$118

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
(Dollars in thousands)
June 30, 2017
Unrealized net holding gains on available-for-sale securities	$182	$(106)	$76
Reclassification adjustment for loss realized in income	2	(1)	1
Other comprehensive income on available for sale securities	184	(107)	77
Unrealized impairment loss on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Plan actuarial gains included in other comprehensive income	66	(27)	39
Accumulated other comprehensive loss	$(251)	$36	$(215)

	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
December 31, 2016
Unrealized net holding losses on available-for-sale securities	$(464)	$130	$(334)
Reclassification adjustment for (gains) losses realized in income	—	—	—
Other comprehensive loss on securities available for sale	(464)	130	(334)
Unrealized impairment loss on held to maturity security	(501)	170	(331)
Unfunded pension liability:
Changes from plan actuarial gains and losses included in other comprehensive income	269	(108)	161
Reclassification adjustment for gains realized in income	$(160)	$64	$(96)
Other comprehensive gain from plan actuarial gains	$109	$(44)	$65
Accumulated other comprehensive loss	$(856)	$256	$(600)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)
Three Months Ended June 30, 2017:
Balance, beginning of period	$(271)	$(331)	$53	$(549)
Other comprehensive income before reclassifications	347	—	—	347
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(14)	(14)
Reclassification adjustment for loss realized in income	1	—	—	1
Other comprehensive income	348	—	(14)	334
Balance, end of period	$77	$(331)	$39	$(215)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2016:
Balance, beginning of period	$420	$(331)	$96	$185
Other comprehensive income before reclassifications	470	—	20	490
Amounts reclassified from accumulated other comprehensive income	—	—	(28)	(28)
Other comprehensive income	470	—	(8)	462
Balance, end of period	$890	$(331)	$88	$647

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
(Dollars in thousands)
Six Months Ended June 30, 2017:
Balance, beginning of period	$(334)	$(331)	$65	$(600)
Other comprehensive income before reclassifications	459	—	—	459
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(26)	(26)
Reclassification adjustment for gains realized in income	(48)		—	(48)
Other comprehensive income	411	—	(26)	385
Balance, end of period	$77	$(331)	$39	$(215)

	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Six Months Ended June 30, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income before reclassifications	800	—	20	820
Amounts reclassified from accumulated other comprehensive income	—	—	(43)	(43)
Other comprehensive income	800	—	(23)	777
Balance, end of period	$890	$(331)	$88	$647

(8) Recent Accounting Pronouncements
ASU Update 2017-09 - Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 "Scope of Modification Accounting," which clarifies Topic 718 Compensation-Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification; and (3) the classification of the modification award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.
The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period.
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

The amendments have staggered effective dates: a public business entity that is an SEC filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.

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

ASU 2014-9 Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-9, deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard's core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.   This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

The Company's revenue is comprised of primarily interest income on interest-earning assets less interest expense on interest-bearing liabilities and non-interest income. The scope of this guidance excludes net interest income as well as other revenues associated with financial assets and liabilities (such as gains on the sale of loans, loan fees and loan servicing fees), including loans, leases and securities. Accordingly, a significant portion of the Company's revenues will not be affected. The Company is currently evaluating the impact that the guidance will have on its revenue derived from sales of other real estate owned, debit card interchange fees, customer service charges for wires, money orders, safe deposit box rentals and other services provided to customers.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2017:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,500	$—	$3,500
Residential collateralized mortgage obligations- GSE	—	25,670	—	25,670
Residential mortgage backed securities – GSE	—	22,999	—	22,999
Obligations of state and political subdivisions	—	20,328	—	20,328
Trust preferred debt securities – single issuer	945	1,421	—	2,366
Corporate debt securities	16,257	8,709	—	24,966
Other debt securities	—	13,123	—	13,123
Total	$17,202	$95,750	$—	$112,952

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2016:
Securities available for sale:
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,479	$—	$3,479
Residential collateralized mortgage obligations- GSE	—	22,560	—	22,560
Residential mortgage backed securities – GSE	—	31,476	—	31,476
Obligations of state and political subdivisions	—	21,400	—	21,400
Trust preferred debt securities – single issuer	—	2,272	—	2,272
Corporate debt securities	12,826	8,942	—	21,768
Other debt securities	—	839	—	839
Total	$12,826	$90,968	$—	$103,794

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis for the six months ended June 30, 2017 and the twelve months ended December 31, 2016 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2017:
Impaired loans	$—	$—	$6,124	$6,124
Other real estate owned	—	—	190	190
December 31, 2016:
Impaired loans	$—	$—	$4,130	$4,130

Impaired loans measured at fair value and included in the above table at June 30, 2017 consisted of ten loans having an aggregate recorded investment of $6.5 million and specific loan loss allowances of $342,000.  Impaired loans measured at fair value and included in the above table at December 31, 2016 consisted of nine loans having an aggregate balance of $4.4 million with a specific loan loss allowance of $255,000.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2017
Impaired loans	$6,124	Appraisal of collateral (1)	Appraisal adjustments (2)	13% - 42% (32.3%)
Other real estate owned	$190	Appraisal of collateral (1)	Appraisal adjustments (2)	—%
December 31, 2016
Impaired loans	$4,130	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-100% (29.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes quantitative adjustments by management and estimated liquidation expenses.
The following is a summary of fair value versus carrying value of all of the Company’s financial instruments.  For the Company and the Bank, as with most financial institutions, the bulk of assets and liabilities are considered financial instruments.  Many of the financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimations and present value calculations were used for the purpose of this note.  Changes in assumptions could significantly affect these estimates.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,211	$14,211	$—	$—	$14,211
Securities available for sale	112,952	17,202	95,750	—	112,952
Securities held to maturity	124,922	—	127,075	—	127,075
Loans held for sale	3,594	—	3,651	—	3,651
Loans, net	754,912	—	—	762,068	762,068
SBA servicing asset	665	—	822	—	822
Interest rate lock derivative	145	—	145	—	145
Accrued interest receivable	3,060	—	3,060	—	3,060
FHLB stock	4,003	—	4,003	—	4,003
Deposits	(864,415)	—	(863,537)	—	(863,537)
Borrowings	(73,825)	—	(73,848)	—	(73,848)
Redeemable subordinated debentures	(18,557)	—	(12,150)	—	(12,150)
Accrued interest payable	(812)	—	(812)	—	(812)

December 31, 2016
(Dollars in thousands)	Carrying	Level 1	Level 2	Level 3	Fair
	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,886	$14,668	$—	$—	$14,668
Securities available for sale	103,794	12,826	90,968	—	103,794
Securities held to maturity	126,810	—	128,559	—	128,559
Loans held for sale	14,829	—	15,103	—	15,103
Loans, net	717,314	—	—	721,285	721,285
SBA servicing asset	605	—	822	—	822
Interest rate lock derivative	123	—	123	—	123
Accrued interest receivable	3,095	—	3,095	—	3,095
FHLB stock	3,962	—	3,962	—	3,962
Deposits	(834,516)	—	(834,050)	—	(834,050)
Borrowings	(73,050)	—	(73,222)	—	(73,222)
Redeemable subordinated debentures	(18,557)	—	(11,922)	—	(11,922)
Accrued interest payable	(866)	—	(866)	—	(866)

Loan commitments and standby letters of credit as of June 30, 2017 and December 31, 2016 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three and six months ended June 30, 2017 and financial condition at June 30, 2017 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results to be attained for any other periods.
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
When used in this Quarterly Report on Form 10-Q for the three and six month period ended June 30, 2017 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Summary
The Company reported net income of $1.9 million, or $0.23 per diluted share, for the three months ended June 30, 2017 compared to $2.3 million, or $0.28 per diluted share, for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company reported net income of $3.9 million, or $0.47 per diluted share, compared to net income of $4.5 million, or $0.56 per diluted share, for the six months ended June 30, 2016.
Return on average assets and return on average equity were 0.76% and 7.14%, respectively, for the three months ended June 30, 2017 compared to return on average assets and return on average equity of 0.95% and 9.36%, respectively, for the three months ended June 30, 2016. Return on average assets and return on average equity were 0.77% and 7.31%, respectively, for the six months ended June 30, 2017 compared to return on average assets and return on average equity of 0.94% and 9.28%, respectively, for the six months ended June 30, 2016. Book value and tangible book value per share were $13.53 and $11.95, respectively at June 30, 2017.
Second Quarter Highlights

•
Net interest income was $8.8 million in the second quarter of 2017, an increase of $601,000 from $8.2 million in the second quarter of 2016, and the net interest margin was 3.79% and 3.69% on a tax equivalent basis for the respective periods.

•	Non-interest income increased $230,000 to $1.8 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016.

•	Non-performing assets were $6.4 million or 0.60% of assets at June 30, 2017 compared to $5.4 million and 0.52% of assets at December 31, 2016.

•	The Bank recorded a provision for loan losses in the amount of $150,000 in the second quarter of 2017, and net recoveries of loans previously charged-off were $7,000.

•
Commercial business, commercial real estate and construction loans totaled $496.6 million at June 30, 2017 and increased $75.2 million compared to $421.4 million at June 30, 2016 and increased $58.5 million compared to $438.1 million at December 31, 2016, respectively.

•
On June 23, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share, which was paid on July 25, 2017 to all shareholders of record as of the close of business on July 3, 2017.

•
In June 2017, the Bank launched Momentum Mortgage powered by 1ST Constitution Bank, a digital residential mortgage platform that allows applicants to upload documents, communicate with their loan officer and experience an easier, faster and more convenient mortgage application process entirely online, utilizing any device anywhere.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 83.3% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2017 compared to 84.3% of net revenues for the three months ended June 30, 2016. Net interest income as a percentage of total revenues was 80.3% and 83.9%, respectively, for the six months ended June 30, 2017 and 2016. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.
The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and expense on related items, and the Company’s average yield or rate for the three and six months ended

June 30, 2017 and 2016. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$38,469	$86	0.89%	$18,659	$18	0.38%
Investment Securities:
Taxable	144,790	839	2.32%	149,629	815	2.18%
Tax-exempt (4)	93,415	811	3.47%	80,036	770	3.85%
Total	238,205	1,650	2.77%	229,665	1,585	2.76%
Loan Portfolio: (1)
Construction	110,994	1,699	6.05%	92,650	1,309	5.59%
Residential real estate	41,275	460	4.46%	42,125	449	4.26%
Loans to Individuals	22,466	232	4.14%	23,895	235	3.96%
Commercial Real Estate	264,778	3,290	4.92%	210,133	2,863	5.39%
Commercial Business	76,517	1,087	5.62%	87,098	988	4.49%
SBA Loans	22,527	354	6.30%	20,513	294	5.77%
Mortgage Warehouse Lines	140,469	1,530	4.31%	192,553	1,966	4.04%
Loans Held for Sale	4,303	39	3.64%	3,039	16	2.16%
All Other Loans	1,677	6	1.47%	2,156	13	2.34%
Total	685,006	8,697	5.09%	674,162	8,133	4.85%
Total Interest-Earning Assets	961,680	$10,433	4.35%	922,486	$9,736	4.24%
Allowance for Loan Losses	(7,617)			(7,432)
Cash and Due From Bank	4,978			5,065
Other Assets	58,346			60,092
Total Assets	$1,017,387			$980,211
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$341,704	$358	0.42%	$294,048	$270	0.37%
Savings Accounts	209,719	331	0.63%	205,997	302	0.59%
Certificates of Deposit	139,931	415	1.19%	143,057	416	1.17%
Other Borrowed Funds	12,367	109	3.54%	47,028	165	1.41%
Redeemable Subordinated Debt	18,557	127	2.72%	18,557	104	2.22%
Total Interest-Bearing Liabilities	722,278	$1,340	0.74%	708,687	$1,257	0.71%
Net Interest Spread (2)			3.61%			3.53%
Demand Deposits	181,446			165,396
Other Liabilities	5,901			6,737
Total Liabilities	909,625			880,820
Shareholders’ Equity	107,762			99,391
Total Liabilities and Shareholders’ Equity	$1,017,387			$980,211
Net Interest Income and Net Interest Margin (3)		$9,093	3.79%		$8,479	3.69%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $263 and $250 for the three months ended June 30, 2017 and June 30, 2016, respectively.

(Dollars in thousands)	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal Funds Sold/Short-Term Investments	$38,917	$158	0.82%	$30,611	$67	0.44%
Investment Securities:
Taxable	141,312	1,654	2.34%	142,420	1,632	2.29%
Tax-exempt (4)	94,022	1,629	3.46%	80,348	1,540	3.83%
Total	235,334	3,283	2.79%	222,768	3,172	2.85%
Loan Portfolio: (1)
Construction	105,140	3,140	5.94%	92,547	2,661	5.69%
Residential real estate	41,983	915	4.36%	40,583	858	4.23%
Loans to Individuals	22,452	477	4.29%	23,539	461	3.94%
Commercial Real Estate	257,649	6,283	4.85%	207,244	5,747	5.49%
Commercial Business	74,541	1,966	5.24%	85,508	1,970	4.56%
SBA Loans	22,513	718	6.43%	20,748	601	5.83%
Mortgage Warehouse Lines	146,171	3,100	4.22%	178,912	3,679	4.07%
Loans Held for Sale	4,761	128	5.41%	4,670	69	2.96%
All Other Loans	1,981	18	1.82%	2,079	24	2.33%
Total	677,191	16,745	4.99%	655,830	16,070	4.93%
Total Interest-Earning Assets	951,442	$20,186	4.27%	909,209	$19,309	4.27%
Allowance for Loan Losses	(7,583)			(7,525)
Cash and Due From Bank	5,502			5,120
Other Assets	58,275			59,534
Total Assets	$1,007,636			$966,338
Liabilities and Shareholders’ Equity:
Money Market and NOW Accounts	$331,197	$675	0.41%	$295,382	$539	0.37%
Savings Accounts	210,822	654	0.63%	204,663	573	0.56%
Certificates of Deposit	141,199	818	1.17%	143,379	826	1.16%
Other Borrowed Funds	16,917	236	2.81%	37,054	301	1.63%
Trust Preferred Securities	18,557	246	2.64%	18,557	203	2.19%
Total Interest-Bearing Liabilities	718,692	$2,629	0.74%	699,035	$2,442	0.70%
Net Interest Spread (2)			3.53%			3.57%
Demand Deposits	175,770			161,593
Other Liabilities	6,511			7,435
Total Liabilities	900,973			868,063
Shareholders’ Equity	106,663			98,275
Total Liabilities and Shareholders’ Equity	$1,007,636			$966,338
Net Interest Income and Net Interest Margin (3)		$17,557	3.72%		$16,867	3.73%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $528 and $500 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net interest income was $8.8 million for the quarter ended June 30, 2017 and increased $601,000, or 7.3%, compared to net interest income of $8.2 million for the second quarter of 2016. Total interest income was $10.2 million for the three months ended June 30, 2017 compared to $9.5 million for the three months ended June 30, 2016. This increase was primarily due to the increase in the yield on loans and the increase of $10.8 million in average loans, reflecting growth primarily of commercial real estate and construction loans. This was partially offset by declines in the average balances of mortgage warehouse and commercial business loans. Average interest-earning assets were $961.7 million with a yield of 4.35% for the second quarter of 2017 compared to $922.5 million with a yield of 4.24% for the second quarter of 2016. The higher yield on average interest-earning assets for the second quarter of 2017 reflected primarily the higher yield earned on the loan portfolio. The 100 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Bank's prime rate since December of 2015 have had a positive effect on the yields of construction, commercial business, SBA, home equity and warehouse loans with variable interest rate terms in the second quarter of 2017.
Interest expense on average interest-bearing liabilities was $1.34 million, with an interest cost of 0.74%, for the second quarter of 2017 compared to $1.26 million, with an interest cost of 0.71%, for the second quarter of 2016. The increase of $83,000 in interest expense on interest-bearing liabilities for the second quarter of 2017 compared to the second quarter of 2016 primarily reflected higher deposit interest costs due to higher short-term market interest rates in the second quarter of 2017 compared to the second quarter of 2016 and an increase of $13.6 million in average interest-bearing liabilities.
The net interest margin, on a tax-equivalent basis, increased to 3.79% for the three months ended June 30, 2017 compared to 3.69% for the three months ended June 30, 2016, primarily due to the higher yield on interest-earning assets.
Average interest-earning assets increased by $39.2 million, or 4.25%, to $961.7 million for the three month period ended June 30, 2017 from $922.5 million for the three month period ended June 30, 2016 due primarily to the increase in average loans, average short-term investments and average investment securities balances.
Average interest-bearing liabilities increased by $13.6 million, or 1.92%, to $722.3 million for the three months ended June 30, 2017 from $708.7 million for the three months ended June 30, 2016 due primarily to increases in money market and NOW accounts and savings accounts. Short-term borrowings declined due to the growth of deposits.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
For the six months ended June 30, 2017, the Company's net interest income increased by $662,000, or 4.04%, to $17.0 million compared to $16.4 million for the six months ended June 30, 2016. This increase was due primarily to the increase in average interest-earning assets and an increase in the average yield on loans.
Interest expense on average interest-bearing liabilities was $2.6 million, or 0.74%, for the six months ended June 30, 2017 compared to $2.4 million, or 0.70%, for the six months ended June 30, 2016. The increase of $187,000 in interest expense on interest-bearing liabilities for the first six months of 2017 compared to the first six months of 2016 primarily reflects higher short-term market interest rates in the first six months of 2017 compared to the same period in 2016. The Federal Reserve has increased the targeted federal funds rate by 100 basis points since December 2015, which has impacted short-term market rates in 2017.
For the six months ended June 30, 2017, the net interest margin, on a tax-equivalent basis, was 3.72% compared to 3.73% for the six months ended June 30, 2016.
Average interest-earning assets increased by $42.2 million, or 4.6%, to $951.4 million for the six month period ended June 30, 2017 from $909.2 million for the six month period ended June 30, 2016. The overall yield on interest-earning assets, on a tax-equivalent basis, was 4.27% for the six months ended June 30, 2017 and June 30, 2016, respectively.
Average interest-bearing liabilities increased by $19.7 million, or 2.8%, to $718.7 million for the six months ended June 30, 2017 compared to $699.0 million for the six months ended June 30, 2016 due primarily to increases in money market and NOW accounts and savings accounts that were partially offset by decreases in certificates of deposits and other borrowed funds. Short-term borrowings declined due to the increase in deposits. The total cost of interest-bearing liabilities increased by 4 basis points to 0.74% for the six months ended June 30, 2017 from 0.70% for the six months ended June 30, 2016 primarily due to higher short-term market interest rates in 2017 compared to the corresponding period in 2016.
Provision for Loan Losses
Three months ended June 30, 2017 compared to three months ended June 30, 2016
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
In general, over the last three years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at June 30, 2017. Net charge-offs of commercial business and commercial real estate loans in 2017, 2016 and 2015 have declined significantly, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at June 30, 2017. For the second quarter of 2017, the Bank recorded a provision for loan losses of $150,000, no charge-offs and recoveries of loans previously charged-off of $7,000 compared to a $100,000 credit (negative) provision for loan losses, charge-offs of $101,000 and recoveries of loans previously charged-off of $381,000 recorded in the second quarter of 2016. A provision for loan losses of $150,000 was recorded in the second quarter of 2017 due primarily to the growth and the change in the mix of loans in the loan portfolio. The allowance for loan losses was $7.7 million, or 1.01% of loans, at June 30, 2017 compared to $7.5 million, or 0.98% of loans, at June 30, 2016 and $7.5 million, or 1.03% of loans, at December 31, 2016.
At June 30, 2017, non-performing loans increased by $872,000 to $6.1 million from $5.2 million at December 31, 2016 and the ratio of non-performing loans to total loans increased to 0.80% at June 30, 2017 compared to 0.72% at December 31, 2016.  During the second quarter of 2017, $1.4 million in non-performing loans were resolved. The increase in non-performing loans was due primarily to a $4.0 million shared national credit syndicated loan that was placed on non-accrual in the first quarter of 2017. In the second quarter, the borrower was recapitalized through an equity contribution by new investors, the loan balance was reduced by $906,000 and all interest was paid current. Principal payments of $148,000 for other non-accrual loans were recorded in the second quarter of 2017. In addition, a commercial mortgage loan with a balance of $190,000 was foreclosed and transferred to OREO, a residential mortgage loan in the amount of $150,000 was returned to accrual status and two loans in the amount of $37,000 were placed on non-accrual status.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
A provision for loan losses of $300,000 was recorded for the six months ended June 30, 2017 compared to a credit (negative)provision for loan losses in the amount of $300,000 for the six months ended June 30, 2016. The provision for loan losses for the first six months of 2017 reflected gross recoveries of loans previously charged-off of $14,000, gross charge-offs of $101,000 and net charge-offs of $87,000 compared to the credit (negative) provision for loan losses for the first six months of 2016, which reflected gross recoveries of loans previously charged-off of $383,000, gross charge-offs of $161,000 and net recoveries of $222,000.
Non-Interest Income
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Total non-interest income was $1.8 million for the second quarter of 2017, an increase of $230,000, or 15.0%, compared to $1.5 million for the second quarter of 2016. The increase in non-interest income for the second quarter of 2017 was due primarily to an increase of $271,000 in gains on sales of loans to $1.0 million compared to gains on sales of loans of $747,000 for the second quarter of 2016 and an increase in other income of $15,000 to $471,000 compared to other income of $456,000 for the second quarter of 2016.
The Bank originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the second quarter of 2017, $2.1 million of SBA loans were sold and gains of $198,000 were recorded compared to $4.6 million of loans sold and gains of $439,000 recorded in the second quarter of 2016. SBA guaranteed commercial lending activity and loan sales vary from period to period and the lower level of activity is due primarily to timing of loan originations. The pipeline of approved and committed SBA loans was $3.7 million with another $19.8 million in process at June 30, 2017.
In the second quarter of 2017, $24.9 million of residential mortgages were sold and $820,000 of gains were recorded compared to $14.5 million of loans sold and $308,000 of gains recorded in the second quarter of 2016. Residential mortgage lending activity was higher in the second quarter of 2017 compared to the second quarter of 2016 due primarily to the new residential mortgage lending team that joined the Bank in August 2016.
Service charge revenues were slightly lower at $149,000 for the three months ended June 30, 2017 compared to $176,000 for the three months ended June 30, 2016. The decline was due primarily to lower customer fees for insufficient funds.
Non-interest income also includes income from bank-owned life insurance (“BOLI”), which amounted to $130,000 for the three months ended June 30, 2017 compared to $157,000 for the three months ended June 30, 2016.
The other income component of non-interest income increased to $471,000 for the three months ended June 30, 2017 compared to $456,000 for the three months ended June 30, 2016. The Bank generates non-interest income from a variety of fee-based services. These include safe deposit box rental fees, wire transfer service fees and automated teller machine fees for non-Bank customers.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Total non-interest income for the six months ended June 30, 2017 was $4.2 million, an increase of $1.0 million, or 33.1%, compared to total non-interest income of $3.1 million for the six months ended June 30, 2016. This increase was due primarily to an increase of $957,000 in gains on the sale of loans, gains on the sale of securities of $104,000 and an increase in other income of $87,000, which were partially offset by decreases of $70,000 in service charge income and $41,000 in income on bank-owned life insurance.
Service charge revenues decreased to $303,000 for the six months ended June 30, 2017 from $373,000 for the six months ended June 30, 2016. This decrease was due primarily to lower monthly service charges and lower overdraft fees collected on deposit accounts.
Gains on sales of loans originated for sale increased by $957,000 to $2.6 million for the six months ended June 30, 2017 compared to $1.7 million for the six months ended June 30, 2016. The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the six months ended June 30, 2017, SBA loan sales were $6.0 million and generated gains on sales of loans of approximately $533,000 compared to SBA loan sales of $9.8 million that generated gains on sales of $921,000 for the six months ended June 30, 2016.
For the six months ended June 30, 2017, the Bank's residential mortgage banking operation sold $63.6 million of residential mortgage loans, which generated gains from the sales of loans of $2.1 million. For the six months ended June 30, 2016, the Bank's residential mortgage banking operation sold $38.5 million of residential mortgage loans, which generated gains on sale of loans of $729,000. The increase in residential lending activity and gains on the sale of loans was due to the the addition of residential mortgage lending personnel that joined the Bank in August 2016, resulting in a significant increase in the volume of loans originated and sold for the first two quarters of 2017 compared to the first two quarters of 2016.
Non-interest income also includes income from BOLI, which amounted to $260,000 for the six months ended June 30, 2017 compared to $301,000 for the six months ended June 30, 2016.
The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box fees, wire transfer fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income increased to $895,000 for the six months ended June 30, 2017 compared to $808,000 for the six months ended June 30, 2016. The increase in other income in 2017 was due primarily to a $40,000 fee related to a loan participation with another bank, and an increase of $34,000 in SBA loan servicing income.

Non-Interest Expenses
Non-interest expenses were $7.7 million for the three months ended June 30, 2017 compared to $6.4 million for the three months ended June 30, 2016. The increase of $1.2 million, or 19.4%, in total non-interest expenses was due primarily to a $836,000, or 19.5%, increase in salaries and employee benefits expenses, an increase in regulatory, professional and other fees of $221,000, or 48.5%, and an increase of $195,000 in other expenses, which were partially offset by a decrease of $25,000, or 23.8%, in FDIC insurance expense and a decrease of $24,000 in other real estate owned expenses.
The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2017 and 2016:

Non-interest Expenses
(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$5,127	$4,291	$10,050	$8,607
Occupancy expense	820	835	1,739	1,708
Data processing expenses	326	314	645	627
FDIC insurance expense	80	105	160	223
Other real estate owned expenses	11	35	15	65
Equipment expense	161	125	284	248
Marketing	68	57	140	104
Regulatory, professional and other fees	677	456	1,137	818
Directors’ fees	25	23	48	47
Amortization of intangible assets	96	97	193	202
Other expenses	295	100	926	453
Total	$7,686	$6,438	$15,337	$13,102
`
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $836,000, or 19.5%, to $5.1 million for the three months ended June 30, 2017 compared to $4.3 million for the three months ended June 30, 2016. The increase in salaries and employee benefits was due primarily to an increase of $322,000 in commissions paid to residential loan officers, $246,000 of salaries for additional commercial loan and residential mortgage personnel and $93,000 in share-based compensation expense. Merit increases, increases in employer payroll taxes and increases in employee benefits expense comprised the balance of the increase. Commission expense increased due to the higher volume of residential mortgages originated and sold in the second quarter of 2017 compared to the second quarter of 2016. Full-time equivalent employees at June 30, 2017 increased to 185 compared to 175 full-time equivalent employees at June 30, 2016.
Occupancy expense decreased by $15,000, or 1.8%, to $820,000 for the three months ended June 30, 2017 compared to $835,000 for the three months ended June 30, 2016.  The decrease for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due primarily to the closing of a branch office at the end of the first quarter of 2017.
The cost of data processing services increased $12,000 to $326,000 for the three months ended June 30, 2017 compared to $314,000 for the three months ended June 30, 2016 due to increases in customers' accounts and activity.
FDIC insurance expense decreased $25,000, or 23.8%, to $80,000 for the three months ended June 30, 2017 compared to $105,000 for the three months ended June 30, 2016 primarily due to a lower assessment rate that reflected the improvement in asset quality and the improved financial performance of the Bank in the last two years and a lower assessment rate for smaller banks.
Other real estate owned expenses decreased to $11,000 for the three months ended June 30, 2017 compared to $35,000 for the three months ended June 30, 2016. The decrease was due to different types and amounts of expenses that were associated with the OREO assets. At June 30, 2017, the Company held one multi-family residential property and one commercial real estate property with a combined carrying value of $356,000 as OREO compared to one commercial property with an aggregate carrying value of $166,000 at June 30, 2016.
Regulatory, professional and other fees increased $221,000, or 48.5%, to $677,000 for the second quarter of 2017 compared to $456,000 for the second quarter of 2016 due to higher professional and consulting fees. Increases of $143,000 in consulting expense, primarily for marketing and loan collection costs, $56,000 in legal expense, primarily for loan collection and related litigation costs, and $23,000 in internal and external professional audit fees were incurred. The levels of regulatory, professional and consulting fees have increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and additional internal and external audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC reporting purposes for the year ended December 31, 2016 and subsequent periods.
Other expenses increased by $195,000 to $295,000 for the three months ended June 30, 2017 compared to $100,000 for the three months ended June 30, 2016 due primarily to an increase of $56,000 in legal expenses and $17,000 in insurance expense.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.4 million, or 16.8%, to $10.1 million for the six months ended June 30, 2017 compared to $8.6 million for the six months ended June 30, 2016. The increase in salaries and employee benefits was the result of higher commissions in the amount of $543,000 paid to residential loan officers as a result of the higher volume of residential mortgage loans originated in the first six months of 2017, an increase of $584,000 in salary expense due to additional commercial loan and residential mortgage personnel, a $133,000 increase in benefits expenses and an increase of $122,000 in share-based compensation expense.
Occupancy expense increased by $31,000, or 1.8%, to $1.74 million for the six months ended June 30, 2017 compared to $1.71 million for the six months ended June 30, 2016.  The increase in occupancy expense resulted primarily from the addition of four residential loan offices in the third quarter of 2016 and increases in building maintenance expense.
The cost of data processing services increased slightly to $645,000 for the six months ended June 30, 2017 from $627,000 for the six months ended June 30, 2016 due to increases in customers' accounts and activity.
FDIC insurance expense decreased to $160,000 for the six months ended June 30, 2017 compared to $223,000 for the six months ended June 30, 2016 primarily as a result of a lower assessment rate, which reflected the lower level of net charge-offs, the lower level of non-performing assets and the improved financial performance of the Bank in the last two years and a lower assessment rate for smaller banks.
Other real estate owned expenses decreased by $50,000 to $15,000 for the six months ended June 30, 2017 compared to $65,000 for the six months ended June 30, 2016. The decrease was due to different types and amounts of expenses that were associated with the OREO assets. At June 30, 2017, there was one multi-family residential property and one commercial real estate property with an aggregate carrying value of $356,000 compared to one commercial property with a carrying value of $166,000 as OREO at June 30, 2016.
Regulatory, professional and other fees increased by $319,000, or 39.0%, to $1.1 million for the six months ended June 30, 2017 compared to $818,000 for the six months ended June 30, 2016 due to increases in consulting, primarily for marketing and loan collection costs, legal expense, primarily for loan collection and litigation costs, and internal and external professional audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC purposes for the year ended December 31, 2016 and subsequent periods.
Other expenses increased $473,000 to $926,000 for the six months ended June 30, 2017 compared to $453,000 for the six months ended June 30, 2016. In the first quarter of 2017, management updated its deferred loan origination cost analysis and methodology. As a result, approximately $500,000 of deferred loan origination costs at December 31, 2016 were identified and charged to expense in the first quarter of 2017.
Income Taxes
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Pre-tax income was $2.8 million for the three months ended June 30, 2017 compared to $3.4 million for the three months ended June 30, 2016.
The Company recorded income tax expense of $841,000 for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016. Income tax expense decreased primarily due to the decrease in pre-tax income. The effective income tax rate was 30.5% for the three months ended June 30, 2017 compared to 32.5% for the three months ended June 30, 2016. The effective tax rate decreased due to the higher percentage of the net amount of tax-exempt interest income and income on bank-owned life insurance as compared to pre-tax income in the second quarter of 2017 compared to the second quarter of 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Pre-tax income was $5.6 million for the six months ended June 30, 2017 compared to pre-tax income of $6.7 million for the six months ended June 30, 2016.
The Company recorded income tax expense of $1.7 million for the six months ended June 30, 2017, which resulted in an effective tax rate of 30.4%, compared to income tax expense of $2.2 million and an effective tax rate of 32.3% for the six months ended June 30, 2016. Income tax expense decreased primarily due to the decrease in pre-tax income. The effective tax rate decreased due to the higher percentage of the net amount of tax-exempt interest income and income on bank-owned life insurance as compared to pre-tax income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Financial Condition
June 30, 2017 Compared with December 31, 2016
Total consolidated assets at June 30, 2017 were $1.07 billion, representing an increase of $33.9 million, or 3.3%, from total consolidated assets of $1.04 billion at December 31, 2016.  The increase in assets was primarily attributable to an increase of $37.8 million in total loans and an increase of $7.3 million in investment securities, which were partially offset by a $11.2 million decrease in loans held for sale.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2017 totaled $14.2 million compared to $14.9 million at December 31, 2016, a decrease of $675,000. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at June 30, 2017 were $3.6 million compared to $14.8 million at December 31, 2016. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.
Investment Securities
Investment securities represented approximately 22.2% of total assets at June 30, 2017 and approximately 22.2% of total assets at December 31, 2016. Total investment securities increased $7.3 million, or 3.2%, to $237.9 million at June 30, 2017 from $230.6 million at December 31, 2016. Purchases of investment securities totaled $42.2 million during the six months ended June 30, 2017, and proceeds from sales, calls, maturities and payments totaled $28.9 million during this period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At June 30, 2017, securities available for sale totaled $113.0 million, an increase of $9.2 million, or 8.8%, compared to securities available for sale totaling $103.8 million at December 31, 2016.
At June 30, 2017, the securities available for sale portfolio had net unrealized gains of $182,000 compared to net unrealized losses of $464,000 at December 31, 2016.  These unrealized gains and losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2017, securities held to maturity were $124.9 million, a decrease of $1.9 million from $126.8 million at December 31, 2016.  The fair value of the held to maturity portfolio at June 30, 2017 was $127.1 million.

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
The following table represents the components of the loan portfolio at June 30, 2017 and December 31, 2016:

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2017		December 31, 2016
Component	Amount	%	Amount	%
Construction loans	$116,464	15%	$96,035	13%
Residential real estate loans	42,016	6%	44,791	6%
Commercial business	94,235	13%	99,650	15%
Commercial real estate	285,920	37%	242,393	33%
Mortgage warehouse lines	200,380	26%	216,259	30%
Loans to individuals	22,711	3%	23,736	3%
All other loans	182	—%	207	—%
Gross loans	761,908		723,071
Deferred loan fees and costs, net	711		1,737
Total loans	$762,619	100%	$724,808	100%
Total loans increased by $37.8 million, or 5.2%, to $762.6 million at June 30, 2017 compared to $724.8 million at December 31, 2016 due primarily to increases in commercial real estate and construction loans. Commercial business, commercial real estate and construction loans were $496.6 million at June 30, 2017 and increased $75.2 million, or 17.8%, compared to $421.4 million at June 30, 2016 and increased $58.5 million or 13.4% compared to $438.1 million at December 31, 2016.
Mortgage warehouse lines' outstanding balances decreased $15.9 million to $200.4 million at June 30, 2017 compared to $216.3 million at December 31, 2016, reflecting lower levels of residential mortgage originations by the Bank’s mortgage banking customers that were primarily due to a lower level of residential mortgage loan refinancing activity as a result of higher mortgage interest rates in the first and second quarters of 2017 compared to the first and second quarters of 2016.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.   The Bank funded $918.3 million of residential mortgages through customers' warehouse lines of credit in the second quarter of 2017 compared to $998.0 million in the second quarter of 2016. For the six months ended June 30, 2017, the Bank funded $1.7 billion of residential mortgages through customers' warehouse lines of credit compared to $1.8 billion for the six months ended June 30, 2016.
Commercial business loans decreased $5.4 million, or 5.4%, to $94.2 million during the first six months of 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $43.5 million, or 18.0%, to $285.9 million during the first six months of 2017. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income-producing properties.
Construction loans increased $20.4 million to $116.5 million during the first six months of 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold, or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

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
Non-accrual loans increased $850,000 to $6.0 million at June 30, 2017 from $5.2 million at December 31, 2016. During the second quarter of 2017, $1.4 million of non-accrual loans were resolved. Paydowns on non-accrual loans of $1.1 million were recorded, a commercial mortgage loan with a balance of $190,000 was foreclosed and transferred to OREO, a residential mortgage loan in the amount of $150,000 was returned to accrual status and two loans with an aggregate balance of $37,000 were placed on non-accrual. The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

Non-Performing Assets and Loans	June 30,	December 31,
(Dollars in thousands)	2017	2016
Non-performing loans:
Loans 90 days or more past due and still accruing	$46	$24
Non-accrual loans	6,024	5,174
Total non-performing loans	6,070	5,198
Other real estate owned	356	166
Total non-performing assets	6,426	5,364
Performing troubled debt restructurings	3,205	864
Performing troubled debt restructurings and total non-performing assets	$9,631	$6,228

Non-performing loans to total loans	0.80%	0.72%
Non-performing loans to total loans excluding mortgage warehouse lines	1.08%	1.02%
Non-performing assets to total assets	0.60%	0.52%
Non-performing assets to total assets excluding mortgage warehouse lines	0.74%	0.65%
Total non-performing assets and performing troubled debt restructurings to total assets	0.90%	0.60%
Non-performing loans to total loans increased to 0.80% at June 30, 2017 from 0.72% at December 31, 2016 principally due to the increase in non-accrual loans.
Non-performing assets increased by $1.1million to $6.4 million at June 30, 2017 from $5.4 million at December 31, 2016.  Other real estate owned totaled $356,000 at June 30, 2017 compared to $166,000 at December 31, 2016.  OREO at June 30, 2017 was comprised of one multi-family property and one commercial property with a combined aggregate carrying value of $356,000.
At June 30, 2017, the Bank had eight loans totaling $5.3 million which were troubled debt restructurings.  Three of these loans totaling $2.1 million are included in the above table as non-accrual loans and the remaining five loans totaling $3.2 million are considered performing. At December 31, 2016, the Bank had nine loans totaling $4.5 million that were troubled debt restructurings. Five of these loans totaling $3.6 million are included in the above table as non-accrual loans and the remaining four loans totaling $864,000 are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. There were no loans acquired with evidence of deteriorated credit quality that were non-performing at June 30, 2017 compared to $439,000 at December 31, 2016, which were not classified as non-performing loans.
Non-performing assets represented 0.60% of total assets at June 30, 2017 compared to 0.52% of total assets at December 31, 2016.

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

Summary of Real Estate Owned Activity
(Dollars in thousands)
	Three months ended June 30, 2017		Six months ended June 30, 2017
Balance - March 31, 2017	$431	Balance - January 1, 2017	$166
Transfers into real estate owned	190	Transfer into real estate owned	455
Sale of real estate owned	(284)	Sale of real estate owned	(284)
Gain on sale of real estate owned	14	Gain on sale of real estate owned	14
Increase in carrying amount on real estate owned	5	Increase in carrying amount on real estate owned	5
Balance - June 30, 2017	$356	Balance - June 30, 2017	$356

During the three months ended June 30, 2017, one multi-family residential property with a fair value of $190,000 was transferred to other real estate owned and one residential property with a carrying value of $270,000 was sold. During the six months ended June 30, 2017, one multi-family residential property with a fair value of $190,000 and one commercial real estate property with a fair value of $265,000 were transferred to other real estate owned and one residential property with a carrying value of $270,000 was sold.

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

Consumer
The Company’s consumer loan segment is comprised of home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals.
In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type and historical losses. These loan groups are then internally risk rated.
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses (Dollars in thousands)
	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2017	2016	2016
Balance, beginning of period	$7,494	$7,560	$7,560
Provision (credit) charged to operating expenses	300	(300)	(300)
Loans charged off :
Residential real estate loans	(101)	—	—
Commercial business and commercial real estate	—	(157)	(161)
All other loans	—	(1)	—
	(101)	(158)	(161)
Recoveries
Commercial business and commercial real estate	12	386	380
Loans to individuals	2	6	3
	14	392	383
Net (charge offs) recoveries	(87)	234	222
Balance, end of period	$7,707	$7,494	$7,482
Loans :
At period end	$762,619	$724,808	$761,572
Average during the period	672,431	691,180	651,160
Net (charge offs) recoveries to average loans outstanding	(0.01)%	0.03%	0.03%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	0.05%	0.04%
Allowance for loan losses to :
Total loans at period end	1.01%	1.03%	0.98%
Total loans at period end excluding mortgage warehouse loans	1.21%	1.28%	1.27%
Non-performing loans	126.98%	144.18%	145.03%

The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of June 30, 2017 and December 31, 2016, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

(Dollars in thousands)
	June 30, 2017			December 31, 2016
	Amount	As a % of Loan Class	Loans % of Loans	Amount	As a % of Loan Class	Loans % of Loans
Commercial real estate loans	$2,991	1.05%	38%	$2,574	1.06%	34%
Commercial business	1,437	1.52%	12%	1,732	1.74%	14%
Construction loans	1,455	1.25%	15%	1,204	1.25%	13%
Residential real estate loans	385	0.92%	6%	367	0.82%	6%
Loans to individuals	120	0.53%	3%	112	0.47%	3%
Subtotal	6,388	1.14%	74%	5,989	1.18%	70%
Mortgage warehouse lines	902	0.45%	26%	973	0.45%	30%
Unallocated reserves	417	—	—	532	—	—
Total	$7,707	1.01%	100%	$7,494	1.03%	100%
The Company recorded a provision for loan losses in the amount of $150,000 for the three months ended June 30, 2017 compared to a $100,000 credit (negative) provision for loan losses for the three months ended June 30, 2016. A provision for loan losses was recorded for the second quarter of 2017 primarily due to the growth in mortgage warehouse lines, commercial real estate and construction loans. There were no charge-offs and recoveries of loans previously charged-off were $7,000 for the three months ended June 30, 2017 compared to charge-offs of $101,000 and recoveries of $381,000 for the three months ended June 30, 2016.
For the six months ended June 30, 2017, a provision for loan losses of $300,000 was recorded compared to a credit (negative) provision for loan losses of ($300,000) for the six months ended June 30, 2016. For the six months ended June 30, 2017, charge-offs were $101,000 and recoveries were $14,000 compared to charge-offs of $161,000 and recoveries of $383,000 for the same period last year.
At June 30, 2017, the allowance for loan losses was $7.7 million, a $213,000 increase from the allowance for loan losses at December 31, 2016. As a percentage of total loans, the allowance was 1.01% at the end of the second quarter of 2017 compared to 1.03% at year-end 2016 and 0.98% at June 30, 2016.   The allowance for loan losses was 127% of non-accrual loans at June 30, 2017 compared to 144% of non-accrual loans at December 31, 2016 and 145% at June 30, 2016. Management believes that the quality of the loan portfolio remains sound, considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at June 30, 2017 and December 31, 2016.

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Demand
Non-interest bearing	$189,653	$170,854
Interest bearing	324,245	310,103
Savings	207,952	205,294
Time	142,565	148,265
Total	$864,415	$834,516
At June 30, 2017, total deposits were $864.4 million, an increase of $29.9 million, or 3.6%, from $834.5 million at December 31, 2016.  Overall, the increase in deposits was due primarily to an increase of $18.8 million in non-interest bearing demand deposits, an increase of $14.1 million in interest bearing demand deposits and a $2.7 million increase in savings deposits, which were partially offset by a decrease of $5.7 million in time deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  The balance of borrowings was $73.8 million at June 30, 2017 and consisted of $10.0 million of long-term FHLB borrowings that matured in July 2017 and $63.8 million of overnight borrowings from the FHLB, compared to $73.1 million at December 31, 2016, which consisted of $63.1 million of overnight borrowings from the FHLB and $10.0 million of long-term FHLB borrowings. The $10.0 million long-term FHLB borrowing that matured in July 2017 was repaid.
Liquidity
At June 30, 2017, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest. Investment securities and loans may also be pledged to the FHLB to collateralize additional borrowings.  On the liability side, the primary source of liquidity is the ability to generate core deposits.  Long-term and short-term borrowings are used as supplemental funding sources when growth in the core deposit base does not keep pace with that of interest-earning assets.
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $536.0 million, at June 30, 2017.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2017, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $102.7 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2017, the balance of cash and cash equivalents was $14.2 million.
Net cash provided by operating activities totaled $15.0 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $5.9 million for the six months ended June 30, 2016.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the six months ended June 30, 2017 was higher than net cash provided by operating activities for the six months ended June 30, 2016 due primarily to higher net proceeds from the origination and sale of loans of approximately $11.1 million.
Net cash used in investing activities totaled $45.6 million for the six months ended June 30, 2017 compared to $99.3 million for the six months ended June 30, 2016. The primary use of cash in investing activities for the first six months of 2017 was a net increase in loans of $38.4 million compared to a net increase in loans of $79.5 million for the first six months of 2016. The loans and securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic payments of principal.  For the six months ended June 30, 2017 and June 30, 2016, payments and maturities of investment securities totaled $28.9 million and $22.2 million, respectively. Cash was used to purchase investment securities of $42.2 million for the six months ended June 30, 2017 compared to purchases of $40.1 million of investment securities for the six months ended June 30, 2016. Proceeds from the sale of investments securities totaled $6.3 million for the six months ended June 30, 2017. There were no sales of investment securities in the prior year period.
Net cash provided by financing activities was $30.0 million for the six months ended June 30, 2017 compared to $95.7 million for the six months ended June 30, 2016.  The primary source of funds for the 2017 period was the increase in deposits of $29.9 million and the increase in borrowings in the amount of $775,000, which were partially offset by the payment of cash dividends of $803,000. The primary source of funds in the 2016 period was the increase in borrowed funds of $91.0 million and the increase in deposits of $4.7 million.

Shareholders’ Equity and Dividends
Shareholders’ equity increased by $4.0 million, or 3.9%, to $108.8 million at June 30, 2017 from $104.8 million at December 31, 2016.  Tangible book value per common share increased by $0.45 to $11.95 at June 30, 2017 from $11.50 at December 31, 2016.   The ratio of average shareholders’ equity to total average assets was 10.59% for the three months ended June 30, 2017 compared to 10.06% for the year ended December 31, 2016.
Shareholders’ equity increased $4.0 million due primarily to an increase of $3.1 million in retained earnings, an increase of $597,000 from the exercise of options and share-based compensation and a decrease of $385,000 in accumulated other comprehensive loss.
On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares. The Company also paid a $0.05 per common share dividend on January 24, 2017, April 25, 2017 and July 25, 2017. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.
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
Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended June 30, 2017 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of June 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Company
Common equity Tier 1 (CET1)	$96,389	10.04%	$43,197	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	122,096	12.72%	76,795	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	114,389	11.92%	57,596	>6%	N/A	N/A
Tier 1 Leverage Capital	114,389	11.39%	40,188	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$111,802	11.65%	$43,197	>4.5%	$62,396	≥6.5%
Total Capital to Risk Weighted Assets	119,509	12.45%	76,795	>8%	95,994	≥10%
Tier 1 Capital to Risk Weighted Assets	111,802	11.65%	57,596	>6%	76,795	≥8%
Tier 1 Leverage Capital	111,802	11.13%	40,188	>4%	50,236	>5%

As of December 31, 2016
Company
Common equity Tier 1 (CET1)	$93,101	10.40%	$40,302	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	118,595	13.24%	71,648	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	111,101	12.41%	53,736	>6%	N/A	N/A
Tier 1 Leverage Capital	111,101	10.93%	40,658	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$108,606	12.13%	$40,302	>4.5%	$58,214	≥6.5%
Total Capital to Risk Weighted Assets	116,100	12.96%	71,648	>8%	89,560	>10%
Tier 1 Capital to Risk Weighted Assets	108,606	12.13%	53,736	>6%	71,648	≥8%
Tier 1 Leverage Capital	108,606	10.68%	40,658	>4%	50,823	>5%
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
The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirements began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%. At June 30, 2017, the Company's and the Bank's common equity Tier 1 capital ratio of 10.04% and 11.65%, respectively, exceeded the combined common equity Tier 1 minimum capital and capital conservation buffer of 5.75%.
At June 30, 2017, the capital ratios of the Company and the Bank exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.

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
Based upon the current interest rate environment, as of June 30, 2017, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$43,281	$2,747	6.78%	$143,200	$(1,132)	(0.78)%
+200	42,351	1,817	4.48%	144,007	(325)	(0.23)%
—	40,534	—	—%	144,332	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This is due to a material weakness identified in the process for compiling the income and expense accounts for inclusion in the Consolidated Statements of Income. The amortization of deferred loan origination costs was incorrectly included in other operating expenses and should have been included in loan interest income in the Consolidated Statements of Income. This control deficiency did not result in a material misstatement to the Company’s previously issued Consolidated Financial Statements for prior periods. There was no effect on pre-tax income, after-tax income, basic and diluted earnings per share, statements of cash flows, balance sheets, book value, return on assets, return on equity, and regulatory capital ratios in any period. However, this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in the Company’s annual or interim consolidated financial statements that may not be prevented or detected.
Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Remediation Plan
The Company will change the internal accounting process for compiling the amortization of deferred loan origination costs to include the amortization of deferred loan origination costs in loan interest income and not include it in other operating expenses in the Consolidated Statements of Income.
The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Management’s goal is to remediate this material weakness by December 31, 2017.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, subsequent to June 30, 2017, the Company implemented the changes to its internal control over financial reporting described under the heading “Remediation Plan” above.

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
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2017.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2017	April 30, 2017	—	$—	—	394,141
May 1, 2017	May 31, 2017	—	$—	—	394,141
June 1, 2017	June 30, 2017	—	$—	—	394,141
Total		—	$—	—	394,141

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

10.2	*	Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date: August 10, 2017	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ STEPHEN J. GILHOOLY
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

10.2	*	Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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