Form 10-Q
period 2017-09-30
1ST CONSTITUTION BANCORP
filed 2017-11-09
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 1, 2017, there were 8,073,155 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and Due From Banks	$15,657	$14,886
Total cash and cash equivalents	15,657	14,886
Investment Securities:
Available for sale, at fair value	110,276	103,794
Held to maturity (fair value of $113,757 and $128,559 at September 30, 2017 and December 31, 2016, respectively)	111,554	126,810
Total investment securities	221,830	230,604

Loans Held for Sale	6,019	14,829
Loans	771,982	724,808
Less- Allowance for loan losses	(7,802)	(7,494)
Net loans	764,180	717,314

Premises and Equipment, Net	10,627	10,673
Accrued Interest Receivable	3,141	3,095
Bank-Owned Life Insurance	24,125	22,184
Other Real Estate Owned	356	166
Goodwill and Intangible Assets	12,591	12,880
Other Assets	10,868	11,582
Total assets	$1,069,394	$1,038,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$192,191	$170,854
Interest bearing	677,622	663,662
Total deposits	869,813	834,516

Borrowings	63,025	73,050
Redeemable Subordinated Debentures	18,557	18,557
Accrued Interest Payable	715	866
Accrued Expenses and Other Liabilities	5,674	6,423
Total liabilities	957,784	933,412

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 8,102,858 and 8,027,087 shares issued and 8,069,560 and 7,993,789 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	72,584	71,695
Retained earnings	39,624	34,074
Treasury Stock, 33,298 shares at September 30, 2017 and December 31, 2016, respectively	(368)	(368)
Accumulated other comprehensive loss	(230)	(600)
Total shareholders’ equity	111,610	104,801
Total liabilities and shareholders’ equity	$1,069,394	$1,038,213
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$9,416	$9,054	$26,161	$25,088
Securities:
Taxable	846	827	2,500	2,459
Tax-exempt	527	514	1,628	1,554
Federal funds sold and short-term investments	25	13	183	79
Total interest income	10,814	10,408	30,472	29,180

INTEREST EXPENSE
Deposits	1,204	1,051	3,351	2,989
Borrowings	113	197	349	498
Redeemable subordinated debentures	134	107	380	311
Total interest expense	1,451	1,355	4,080	3,798

Net interest income	9,363	9,053	26,392	25,382
PROVISION/(CREDIT) FOR LOAN LOSSES	150	—	450	(300)
Net interest income after provision/(credit) for loan losses	9,213	9,053	25,942	25,682

NON-INTEREST INCOME
Service charges on deposit accounts	142	185	445	558
Gain on sales of loans, net	1,329	876	3,936	2,525
Income on Bank-owned life insurance	131	113	391	414
Gain on sales of securities	24	—	128	—
Other income	490	586	1,385	1,392
Total non-interest income	2,116	1,760	6,285	4,889

NON-INTEREST EXPENSES
Salaries and employee benefits	4,617	4,102	13,882	11,887
Occupancy expense	865	911	2,604	2,618
Data processing expenses	338	314	983	941
FDIC insurance expense	95	105	255	328
Other real estate owned expenses	11	12	26	76
Other operating expenses	1,691	1,218	5,204	3,875
Total non-interest expenses	7,617	6,662	22,954	19,725

Income before income taxes	3,712	4,151	9,273	10,846
INCOME TAXES	1,227	1,456	2,920	3,616
Net income	$2,485	$2,695	$6,353	$7,230

NET INCOME PER COMMON SHARE
Basic	$0.31	$0.34	$0.79	$0.91

Diluted	$0.30	$0.33	$0.76	$0.89

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,063,119	7,974,323	8,040,955	7,954,212
Diluted	8,328,252	8,185,840	8,309,363	8,159,419
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,485	$2,695	$6,353	$7,230
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	18	(211)	745	1,046
Tax effect	(7)	77	(275)	(380)
Net of tax amount	11	(134)	470	666

Reclassification adjustment for gains on securities available for sale (1)	(12)	—	(92)	—
Tax effect (2)	5	—	37	—
Net of tax amount	(7)	—	(55)	—

Pension liability	—	28	—	62
Tax effect	—	(11)	—	(25)
Net of tax amount	—	17	—	37

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (3)	(32)	(48)	(75)	(120)
Tax effect (2)	13	19	30	48
Net of tax amount	(19)	(29)	(45)	(72)
Total other comprehensive income	(15)	(146)	370	631
Comprehensive income	$2,470	$2,549	$6,723	$7,861

(1)Included in non-interest income on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income
(3)Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960

Exercise of stock options (3,564 shares)	19	—	—	—	19

Share-based compensation	530	—	—	—	530

Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)

Dividends on common stock ($0.05 per share)	—	(399)	—	—	(399)

Net income for the nine months ended September 30, 2016	—	7,230	—	—	7,230

Other comprehensive income	—	—	—	631	631
Balance, September 30, 2016	$71,394	$32,420	$(368)	$501	$103,947

Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801

Exercise of stock options (18,790 shares)	150	—	—	—	150

Share-based compensation	739	—	—	—	739

Dividends on common stock ($0.10 per share)	—	(803)	—	—	(803)

Net income for the nine months ended September 30, 2017	—	6,353	—	—	6,353

Other comprehensive income	—	—	—	370	370
Balance, September 30, 2017	$72,584	$39,624	$(368)	$(230)	$111,610
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$6,353	$7,230
Adjustments to reconcile net income to net cash provided by operating activities-
Provision/(credit) for loan losses	450	(300)
Depreciation and amortization	1,037	970
Net amortization of premiums and discounts on securities	678	864
Gains on sales of securities	(128)	—
Gains on sales of other real estate owned	(14)	(31)
Gains on sales of loans held for sale	(3,936)	(2,525)
Originations of loans held for sale	(83,754)	(55,090)
Proceeds from sales of loans held for sale	96,500	51,928
Income on bank–owned life insurance	(391)	(414)
Share-based compensation expense	739	530
Increase in accrued interest receivable	(46)	(2)
(Increase)/decrease in other assets	(114)	829
Decrease in accrued interest payable	(151)	(52)
(Decrease)/increase in accrued expenses and other liabilities	(824)	874
Net cash provided by operating activities	16,399	4,811
INVESTING ACTIVITIES:
Purchases of securities -
Available for sale	(29,729)	(28,157)
Held to maturity	(16,460)	(16,591)
Proceeds from maturities and payments of securities -
Available for sale	15,892	17,034
Held to maturity	30,538	18,432
Proceeds from sales of securities available for sale	7,602	—
Proceeds from sales of securities held to maturity	1,033	—
Proceeds from bank-owned life insurance benefits paid	—	248
Net redemption/(purchase) of restricted stock	494	(1,740)
Net increase in loans	(47,771)	(67,315)
Capital expenditures	(575)	(319)
Cost of improvement to other real estate owned	(5)	(60)
Proceeds from sales of other real estate owned	284	1,033
Purchase of bank-owned life insurance	(1,550)	(300)
Net cash used in investing activities	(40,247)	(77,735)
FINANCING ACTIVITIES:
Exercise of stock options	150	19
Purchase of treasury stock	—	(24)
Cash dividends paid to shareholders	(803)	—
Net increase in deposits	35,297	40,305
Net (decrease)/increase in short-term borrowings	(25)	38,203
Repayment of Federal Home Loan Bank advances	(10,000)	—
Net cash provided by financing activities	24,619	78,503
Increase in cash and cash equivalents	771	5,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,886	11,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,657	$16,947
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Cash paid during the period for -
Interest	$4,231	$3,850
Income taxes	2,572	3,656
Non-cash items: Transfer of loans to other real estate owned	455	142
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
September 30, 2017
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
During the review of the three months ended June 30, 2017, management became aware that during previously reported periods, the amortization of deferred loan origination costs was being recorded in other operating expenses and not as an adjustment to yield as required by the Financial Standards Accounting Board ("FASB") Accounting Standards Codification ("ASC") 310-20. As such, management has adjusted interest income and other operating expenses by $435,000 and $1.2 million for the three and nine months ended September 30, 2016, respectively.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2017 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.
On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Jersey Community Bank (“NJCB”), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the “Merger”). See Note 10 - Subsequent Event - for further information.

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

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2017
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$2,485	8,063,119	$0.31
Effect of dilutive securities:
Stock options and warrants		265,133
Diluted EPS:
Net income plus assumed conversion	$2,485	8,328,252	$0.30

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$2,695	7,974,323	$0.34
Effect of dilutive securities:
Stock options and warrants		211,517
Diluted EPS:
Net income plus assumed conversion	$2,695	8,185,840	$0.33

For the three months ended September 30, 2017 and 2016, 9,500 and 11,130 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2017
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$6,353	8,040,955	$0.79
Effect of dilutive securities:
Stock options and warrants		268,408
Diluted EPS:
Net income plus assumed conversion	$6,353	8,309,363	$0.76

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2016
	Net Income	Weighted-average shares	Per share amount
Basic earnings per common share: Net income	$7,230	7,954,212	$0.91
Effect of dilutive securities:
Stock options and warrants		205,207
Diluted EPS:
Net income plus assumed conversion	$7,230	8,159,419	$0.89

For the nine months ended September 30, 2017 and 2016, 9,500 and 20,060 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

(3) Investment Securities
Amortized cost, carrying value, gross unrealized gains and losses, and the fair value by security type are as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$1,997	$—	$(10)	$1,987
Residential collateralized mortgage obligations- GSE	26,651	45	(117)	26,579
Residential mortgage backed securities – GSE	21,294	201	(35)	21,460
Obligations of state and political subdivisions	20,104	260	(34)	20,330
Trust preferred debt securities – single issuer	2,481	—	(124)	2,357
Corporate debt securities	24,940	153	(128)	24,965
Other debt securities	12,620	1	(23)	12,598
	$110,087	$660	$(471)	$110,276

September 30, 2017	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Held to maturity
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$3,446	$—	$3,446	$—	$(60)	$3,386
Residential collateralized mortgage obligations – GSE	9,387	—	9,387	160	(103)	9,444
Residential mortgage backed securities – GSE	35,932	—	35,932	426	(40)	36,318
Obligations of state and political subdivisions	62,290	—	62,290	1,446	(37)	63,699
Trust preferred debt securities-pooled	657	(501)	156	411	—	567
Other debt securities	343	—	343	—	—	343
	$112,055	$(501)	$111,554	$2,443	$(240)	$113,757

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available for sale
U.S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations- GSE	22,647	58	(145)	22,560
Residential mortgage backed securities - GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities-single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

December 31, 2016	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Held to maturity
U.S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE") and agencies	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations-GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities - GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

Restricted stock is included in other assets at September 30, 2017 and December 31, 2016 and totaled $3.5 million and $4.0 million, respectively. Restricted stock consisted of $3.4 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at September 30, 2017 and $3.9 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2016.
During the third quarter of 2017, the Company sold five mortgage backed securities with a book value of $766,000 for a gain of $24,000. Three of the securities, with a book value of $415,000 and a gain of $12,000, were sold from the held to maturity portfolio and all securities had a principal balance of less than 15% of the original principal balance outstanding at the time of purchase. ASC 320-10-25-14 provides that sales of debt securities that are categorized as held to maturity and are sold after 85% of the principal outstanding at acquisition had been collected shall be equivalent to holding the security to maturity. Accordingly, the sales of the mortgage-backed securities that were classified as held to maturity were treated as held to maturity.
During the nine months ended September 30, 2017, the Company sold securities with a book value of $8.5 million for a net gain of $128,000. Included in the sales were $1.0 million of securities that were in the held to maturity portfolio and that resulted in a gain of $36,000 for the nine months ended September 30, 2017. All were mortgage backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed in ASC 320-10-25-14, were treated as held to maturity.

The following table sets forth certain information regarding the amortized cost, carrying value,fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2017.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$4,259	$4,252	3.01%
Due after one year through five years	20,820	20,897	2.29%
Due after five years through ten years	30,969	31,120	2.67%
Due after ten years	54,039	54,007	2.65%
Total	$110,087	$110,276	2.60%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$25,413	$25,449	1.69%
Due after one year through five years	17,683	18,449	4.65%
Due after five years through ten years	18,861	19,390	3.55%
Due after ten years	49,597	50,469	3.18%
Total	$111,554	$113,757	3.14%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	2	$5,373	$(70)	$—	$—	$5,373	$(70)
Residential collateralized mortgage obligations –GSE	8	18,625	(191)	1,509	(29)	20,134	(220)
Residential mortgage backed securities-GSE	15	14,487	(75)	—	—	14,487	(75)
Obligations of state and political subdivisions	29	9,020	(54)	2,376	(17)	11,396	(71)
Trust preferred debt securities- single issuer	4	—	—	2,357	(124)	2,357	(124)
Corporate debt securities	4	3,803	(35)	4,906	(93)	8,709	(128)
Other debt securities	4	9,144	(22)	23	(1)	9,167	(23)
Total temporarily impaired securities	66	$60,452	$(447)	$11,171	$(264)	$71,623	$(711)

December 31, 2016		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	3	$7,090	$(151)	$—	$—	$7,090	$(151)
Residential collateralized mortgage obligations –GSE	7	17,242	(275)	—	—	17,242	(275)
Residential mortgage backed securities - GSE	29	26,581	(216)	3,542	(16)	30,123	(232)
Obligations of state and political subdivisions	74	25,545	(611)	—	—	25,545	(611)
Trust preferred debt securities- single issuer	4	—	—	2,272	(206)	2,272	(206)
Corporate debt securities	6	12,700	(204)	1,999	(1)	14,699	(205)
Other debt securities	3	—	—	1,276	(7)	1,276	(7)
Total temporarily impaired securities	126	$89,158	$(1,457)	$9,089	$(230)	$98,247	$(1,687)

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
On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of September 30, 2017, the security was in an unrealized gain position.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$96	$—	$—	$96	$127,508	$127,604	$—	$—
Commercial Business	568	148	379	1,095	92,936	94,031	—	3,476
Commercial Real Estate	315	—	2,583	2,898	288,484	291,382	—	2,583
Mortgage Warehouse Lines	—	—	—	—	193,535	193,535	—	—
Residential Real Estate	616	—	74	690	41,268	41,958	—	74
Consumer
Loans to Individuals	—	70	116	186	22,425	22,611	—	378
Other	—	—	—	—	186	186	—	—
Total loans	$1,595	$218	$3,152	$4,965	$766,342	771,307	—	$6,511
Deferred loan fees and costs, net						675
Total loans, net						$771,982
The following table provides an aging of the loan portfolio by loan class at December 31, 2016:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$186	$186	$95,849	$96,035	$—	$186
Commercial Business	113	115	790	1,018	98,632	99,650	—	920
Commercial Real Estate	741	942	2,707	4,390	238,003	242,393	—	3,187
Mortgage Warehouse Lines	—	—	—	—	216,259	216,259	—	—
Residential Real Estate	564	—	392	956	43,835	44,791	—	544
Consumer
Loans to Individuals	—	29	361	390	23,346	23,736	24	337
Other	—	—	—	—	207	207	—	—
Total loans	$1,418	$1,086	$4,436	$6,940	$716,131	723,071	$24	$5,174
Deferred loan fees and costs, net						1,737
Total loans, net						$724,808

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At September 30, 2017, there were no acquired loans with evidence of deteriorated credit quality that were non-performing while at December 31, 2016, there were $439,000 in acquired loans with evidence of deteriorated credit quality that were not classified as non-performing loans.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$127,277	$86,668	$271,440	$193,535	$40,994
Special Mention	327	3,574	13,888	—	673
Substandard	—	780	6,054	—	291
Doubtful	—	3,009	—	—	—
Total	$127,604	$94,031	$291,382	$193,535	$41,958

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$22,233	$186
Non-performing	378	—
Total	$22,611	$186

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2016:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$95,548	$91,908	$223,435	$216,259	$43,950
Special Mention	301	7,102	14,334	—	244
Substandard	186	611	4,624	—	597
Doubtful	—	29	—	—	—
Total	$96,035	$99,650	$242,393	$216,259	$44,791

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$23,375	$207
Non-performing	361	—
Total	$23,736	$207

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2017 and December 31, 2016:
September 30, 2017

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$245	$79	$—	$—	$—	$—	$—	$324
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,594	1,170	2,664	871	388	118	—	673	7,478
Ending Balance	$1,594	$1,415	$2,743	$871	$388	$118	$—	$673	$7,802

Loans receivable:
Individually evaluated for impairment	$231	$3,521	$5,846	$—	$74	$378	$—	$—	$10,050
Loans acquired with deteriorated credit quality	—	258	596	—	—	—	—	—	854
Collectively evaluated for impairment	127,373	90,252	284,940	193,535	41,884	22,233	186	—	760,403
Ending Balance	$127,604	$94,031	$291,382	$193,535	$41,958	$22,611	$186	$—	$771,307

December 31, 2016

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—	$260
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532	7,234
Ending Balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494

Loans receivable:
Individually evaluated for impairment	$391	$947	$3,817	$—	$544	$337	$—	$—	$6,036
Loans acquired with deteriorated credit quality	—	191	930	—	—	—	—	—	1,121
Collectively evaluated for impairment	95,644	98,512	237,646	216,259	44,247	23,399	207	—	715,914
Ending Balance	$96,035	$99,650	$242,393	$216,259	$44,791	$23,736	$207	$—	$723,071

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2017 and 2016 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - July 1, 2017	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$7,707
Provision charged/(credited) to operations	139	39	(252)	(31)	3	(4)	—	256	150
Loans charged off	—	(61)	—	—	—	—	—	—	(61)
Recoveries of loans charged off	—	—	4	—	—	2	—	—	6
Balance - September 30, 2017	$1,594	$1,415	$2,743	$871	$388	$118	$—	$673	$7,802

Balance - July 1, 2016	$975	$1,230	$3,150	$1,190	$294	$119	$—	$524	$7,482
Provision charged/(credited) to operations	190	486	(448)	(46)	5	(9)	—	(178)	—
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	3	—	—	—	1	—	—	4
Balance - September 30, 2016	$1,165	$1,719	$2,702	$1,144	$299	$111	$—	$346	$7,486

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2017	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision charged/(credited) to operations	390	(259)	156	(102)	122	2	—	141	450
Loans charged off	—	(61)	—	—	(101)	—	—	—	(162)
Recoveries of loans charged off	—	3	13	—	—	4	—	—	20
Balance - September 30, 2017	$1,594	$1,415	$2,743	$871	$388	$118	$—	$673	$7,802

Balance - January 1, 2016	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218	7,560
Provision charged/(credited) to operations	140	(190)	(665)	278	11	(2)	—	128	(300)
Loans charged off	—	(101)	(60)	—	—	—	—	—	(161)
Recoveries of loans charged off	—	5	378	—	—	4	—	—	387
Balance - September 30, 2016	$1,165	$1,719	$2,702	$1,144	$299	$111	$—	$346	$7,486

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

Impaired Loans Receivables (By Class) – September 30, 2017

(Dollars in thousands)				Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$231	$231	$—	$231	$3	$201	$9
Commercial Business	675	675	—	693	25	725	123
Commercial Real Estate	3,465	3,465	—	2,880	18	2,808	128
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	4,371	4,371	—	3,804	46	3,734	260
Residential Real Estate	74	74	—	76	—	166	—
Consumer:
Loans to Individuals	378	378	—	366	—	332	—
Other	—	—	—	—	—	—	—
Subtotal	378	378	—	366	—	332	—
With no allowance:	$4,823	$4,823	$—	$4,246	$46	$4,232	$260

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—	$114	$—
Commercial Business	3,104	3,104	245	3,045	44	2,745	171
Commercial Real Estate	2,977	2,977	79	3,092	44	2,764	129
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	6,081	6,081	324	6,137	88	5,623	300
Residential Real Estate	—	—	—	—	—	100	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$6,081	$6,081	$324	$6,137	$88	$5,723	$300
Total:
Construction	231	231	—	231	3	315	9
Commercial Business	3,779	3,779	245	3,738	69	3,470	294
Commercial Real Estate	6,442	6,442	79	5,972	62	5,572	257
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	74	74	—	76	—	266	—
Consumer	378	378	—	366	—	332	—
Total	$10,904	$10,904	$324	$10,383	$134	$9,955	$560

Impaired Loans Receivables (By Class) – December 31, 2016

(Dollars in thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$186	$186	$—
Commercial Business	883	1,054	—
Commercial Real Estate	1,380	1,380	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,449	2,620	—
Residential Real Estate	244	244	—
Consumer:
Loans to Individuals	337	337	—
Other	—	—	—
Subtotal	337	337	—
With no allowance	$3,030	$3,201	$—
With an allowance:
Commercial:
Construction	$205	$205	$7
Commercial Business	255	255	101
Commercial Real Estate	3,367	3,367	114
Mortgage Warehouse Lines	—	—	—
Subtotal	3,827	3,827	222
Residential Real Estate	300	316	38
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$4,127	$4,143	$260

Total:
Construction	391	391	7
Commercial Business	1,138	1,309	101
Commercial Real Estate	4,747	4,747	114
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	544	560	38
Consumer	337	337	—
Total	$7,157	$7,344	$260

Impaired Loans Receivables (By Class) – September 30, 2016
	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$342	$2	$284	$5
Commercial Business	742	3	537	11
Commercial Real Estate	1,640	23	1,577	70
Mortgage Warehouse Lines	—	—	—	—
Subtotal	2,724	28	2,398	86
Residential Real Estate	259	—	885	(2)

Consumer:
Loans to Individuals	263	—	263	—
Other	—	—	—	—
Subtotal	263	—	263	—
With no allowance:	$3,246	$28	$3,546	$84
With an allowance:
Commercial:
Construction	$—	$—	$—	$—
Commercial Business	345	—	233	13
Commercial Real Estate	3,372	11	3,681	34
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,717	11	3,914	47
Residential Real Estate	301	—	167	—
Consumer:
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance:	$4,018	$11	$4,081	$47
Total:
Construction	342	2	284	5
Commercial Business	1,087	3	770	24
Commercial Real Estate	5,012	34	5,258	104
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	560	—	1,052	(2)
Consumer	263	—	263	—
Total	$7,264	$39	$7,627	$131

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding purchased credit-impaired loans at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding balance	$1,016	$1,470
Carrying amount	$854	$1,121

Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$171	$44	$30	$73
Transfer from non-accretable discount	—	—	161	—
Accretion of discount	(23)	(7)	(43)	(36)
Balance at end of period	$148	$37	$148	$37

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

September 30, 2017		December 31, 2016
Number of loans	Recorded Investment	Number of loans	Recorded Investment
—	$—	4	$822

At September 30, 2017, there was one residential property with a fair value of $190,000 held in other real estate owned. At December 31, 2016, there were no residential properties held in other real estate owned.
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
There were no loans modified as a TDR during the three months ended September 30, 2017 and there was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the nine months ended September 30, 2017. The concession to the borrower was a change in monthly payments to interest only for a period of time. There were no loans modified as a TDR during the three months ended September 30, 2016 and one loan with a recorded investment of $456,000 that was modified as a TDR during the nine months ended September 30, 2016. This loan subsequently defaulted within twelve months of restructuring. There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and nine months ended September 30, 2017.

(5) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).
As of September 30, 2017, there were 127,292 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the nine months ended September 30, 2017:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	165,819	$7.35
Granted	9,900	18.65
Exercised	(16,556)	8.05
Forfeited	(1,630)	16.07
Expired	—	—
Outstanding at September 30, 2017	157,533	$7.93	4.4	$1,611
Exercisable at September 30, 2017	139,669	$7.14	4.0	$1,538

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2017 were as follows:

Fair value of options granted	$6.05
Risk-free rate of return	2.45%
Expected option life in years	7
Expected volatility	31.25%
Expected dividends (1)	1.19%
(1) The Company declared its first cash dividend on September 15, 2016.
Share-based compensation expense related to options was $16,000 and $11,000 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense related to options was $44,000 and $33,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $87,000 of unrecognized compensation cost related to non-vested stock options.
The following table summarizes the activity in non-vested restricted shares for the nine months ended September 30, 2017:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Non-vested at January 1, 2017	143,259	$9.02
Granted	61,900	17.96
Vested	(48,037)	10.60
Forfeited	(1,539)	12.49
Non-vested at September 30, 2017	155,583	$12.06

Share-based compensation expense related to stock grants was $239,000 and $157,000 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense related to stock grants was $695,000 and $497,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock grants.

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
In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $24.1 million and $22.2 million at September 30, 2017 and December 31, 2016, respectively.
The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$67	$58	$178	$162
Interest cost	39	49	117	134
Actuarial gain recognized	(32)	(48)	(75)	(120)
Total	$74	$59	$220	$176

(7) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
September 30, 2017
Unrealized net holding gains on available-for-sale securities	$189	$(108)	$81
Unrealized impairment loss on held to maturity security	(501)	170	(331)
Unfunded pension liability - plan actuarial gains	34	(14)	20
Accumulated other comprehensive loss	$(278)	$48	$(230)

December 31, 2016
Unrealized net holding losses on available-for-sale securities	$(464)	$130	$(334)
Unrealized impairment loss on held to maturity security	(501)	170	(331)
Unfunded pension liability - plan actuarial gains	$109	$(44)	$65
Accumulated other comprehensive loss	$(856)	$256	$(600)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income/(Loss)
Three Months Ended September 30, 2017:
Balance, beginning of period	$77	$(331)	$39	$(215)
Other comprehensive income before reclassifications	11	—	—	11
Amounts reclassified from accumulated other comprehensive income	—	—	(19)	(19)
Reclassification adjustment for gain realized in income	(7)	—	—	(7)
Other comprehensive income/(loss)	4	—	(19)	(15)
Balance, end of period	$81	$(331)	$20	$(230)

Three Months Ended September 30, 2016:
Balance, beginning of period	$890	$(331)	$88	$647
Other comprehensive income/(loss) before reclassifications	(134)	—	17	(117)
Amounts reclassified from accumulated other comprehensive income	—	—	(29)	(29)
Other comprehensive loss	(134)	—	(12)	(146)
Balance, end of period	$756	$(331)	$76	$501

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income/(Loss)
Nine Months Ended September 30, 2017:
Balance, beginning of period	$(334)	$(331)	$65	$(600)
Other comprehensive income before reclassifications	470	—	—	470
Amounts reclassified from accumulated other comprehensive income	—	—	(45)	(45)
Reclassification adjustment for gain realized in income	(55)	—	—	(55)
Other comprehensive income/(loss)	415	—	(45)	370
Balance, end of period	$81	$(331)	$20	$(230)

Nine Months Ended September 30, 2016:
Balance, beginning of period	$90	$(331)	$111	$(130)
Other comprehensive income before reclassifications	666	—	37	703
Amounts reclassified from accumulated other comprehensive income	—	—	(72)	(72)
Other comprehensive gain/(loss)	666	—	(35)	631
Balance, end of period	$756	$(331)	$76	$501

(8) Recent Accounting Pronouncements
ASU Update 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which is intended to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, it does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2017:
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$1,987	$—	$1,987
Residential collateralized mortgage obligations- GSE	—	26,579	—	26,579
Residential mortgage backed securities – GSE	—	21,460	—	21,460
Obligations of state and political subdivisions	—	20,330	—	20,330
Trust preferred debt securities – single issuer	—	2,357	—	2,357
Corporate debt securities	19,055	5,910	—	24,965
Other debt securities	—	12,598	—	12,598
Interest rate lock derivative	—	65	—	65
Total	$19,055	$91,286	$—	$110,341

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2016:
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”) and agencies	$—	$3,479	$—	$3,479
Residential collateralized mortgage obligations- GSE	—	22,560	—	22,560
Residential mortgage backed securities – GSE	—	31,476	—	31,476
Obligations of state and political subdivisions	—	21,400	—	21,400
Trust preferred debt securities – single issuer	—	2,272	—	2,272
Corporate debt securities	12,826	8,942	—	21,768
Other debt securities	—	839	—	839
Interest rate lock derivative	—	123	—	123
Total	$12,826	$91,091	$—	$103,917

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2017:
Impaired loans	$—	$—	$7,261	$7,261
Other real estate owned	—	—	190	190
December 31, 2016:
Impaired loans	$—	$—	$4,130	$4,130

Impaired loans measured at fair value and included in the above table at September 30, 2017 consisted of sixteen loans having an aggregate recorded investment of $7.6 million and specific loan loss allowances of $324,000.  Impaired loans measured at fair value and included in the above table at December 31, 2016 consisted of nine loans having an aggregate balance of $4.4 million with a specific loan loss allowance of $255,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Impaired loans	$7,261	Appraisal of collateral (1)	Appraisal adjustments (2)	1% - 16% (7.5%)
Other real estate owned	$190	Appraisal of collateral (1)	Appraisal adjustments (2)	—%
December 31, 2016
Impaired loans	$4,130	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-100% (29.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
Estimated fair values have been determined by using the best available data and an estimation methodology suitable for each category of financial instruments as follows:
Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts reported in the balance sheet for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value.
Securities Held to Maturity. The fair values of securities held to maturity are determined in the same manner as for securities available for sale.
Loans Held For Sale. The fair values of loans held for sale are determined, when possible, using quoted secondary market prices. If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.
Gross Loans Receivable. The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses that use market rates as of the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.
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

Deposit Liabilities. The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.
Borrowings and Subordinated Debt. The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity. For subordinated debt, which reprices quarterly, the fair value is based on inputs that are observable either directly or indirectly for similar debt obligations.
The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$15,657	$15,657	$—	$—	$15,657
Securities available for sale	110,276	19,055	91,221	—	110,276
Securities held to maturity	111,554	—	113,757	—	113,757
Loans held for sale	6,019	—	6,262	—	6,262
Loans, net	764,180	—	—	764,426	764,426
SBA servicing asset	745	—	822	—	822
Interest rate lock derivative	65	—	65	—	65
Accrued interest receivable	3,141	—	3,141	—	3,141
FHLB stock	3,403	—	3,403	—	3,403
Deposits	(869,813)	—	(869,202)	—	(869,202)
Borrowings	(63,025)	—	(63,025)	—	(63,025)
Redeemable subordinated debentures	(18,557)	—	(12,166)	—	(12,166)
Accrued interest payable	(715)	—	(715)	—	(715)

December 31, 2016
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,886	$14,668	$—	$—	$14,668
Securities available for sale	103,794	12,826	90,968	—	103,794
Securities held to maturity	126,810	—	128,559	—	128,559
Loans held for sale	14,829	—	15,103	—	15,103
Loans, net	717,314	—	—	721,285	721,285
SBA servicing asset	605	—	822	—	822
Interest rate lock derivative	123	—	123	—	123
Accrued interest receivable	3,095	—	3,095	—	3,095
FHLB stock	3,962	—	3,962	—	3,962
Deposits	(834,516)	—	(834,050)	—	(834,050)
Borrowings	(73,050)	—	(73,222)	—	(73,222)
Redeemable subordinated debentures	(18,557)	—	(11,922)	—	(11,922)
Accrued interest payable	(866)	—	(866)	—	(866)

Loan commitments and standby letters of credit as of September 30, 2017 and December 31, 2016 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(10) Subsequent Event

On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Jersey Community Bank (“NJCB”), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the “Merger”). The Merger is a stock and cash transaction valued at approximately $4.00 per share, or approximately $7.6 million in total consideration. The transaction has been unanimously approved by the boards of directors of both institutions, and is anticipated to be completed at the end of the first quarter of 2018. The Merger is subject to approval by the shareholders of NJCB, as well as regulatory approvals, and other customary closing conditions.

Under the terms of the Merger Agreement, NJCB shareholders will receive $1.60 in cash and 0.1333 shares of Company common stock, subject to adjustment as set forth in the Merger Agreement, for each share of NJCB common stock that they own. The Company expects to issue approximately 254,392 new shares of common stock in the Merger. This deal value equates to approximately 82% of NJCB’s tangible book value as of September 30, 2017 and is anticipated to be accretive to the Company's earnings per share and tangible book value in 2018.
NJCB is headquartered in Freehold, New Jersey, and serves its customers and communities through two full-service locations in Freehold and Neptune City, New Jersey. NJCB has assets of approximately $104 million, loans of $83 million and deposits of $94 million as of September 30, 2017. Following consummation of the Merger, the Company will have approximately $1.2 billion in assets with 20 branch banking offices located in Bergen, Middlesex, Monmouth, Mercer and Somerset Counties, New Jersey.

A description and copy of the Merger Agreement is available in the Company’s Current Report on Form 8-K filed on November 7, 2017.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the operating results for the three and nine months ended September 30, 2017 and financial condition at September 30, 2017 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be attained for any other periods.
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
The Bank operates 18 branches and manages an investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc.   FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.
On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Jersey Community Bank ("NJCB"), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the "Merger"). See Note 10 - Subsequent Event - for further information.

When used in this Quarterly Report on Form 10-Q for the three and nine month period ended September 30, 2017 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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
Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on March 20, 2017, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Other risks and uncertainties that could cause actual results to differ from those described above include, but are not limited to, the following: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the risk that NJCB’s shareholders may not adopt the Merger Agreement; (3) the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated; (4) delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner; (5) the inability to realize expected cost savings and synergies from the Merger in the amounts or in the timeframe anticipated; (6) the diversion of management’s time from ongoing business operations due to issues relating to the Merger; (7) costs or difficulties relating to integration matters might be greater than expected; (8) material adverse changes in the Company’s or NJCB’s operations or earnings; (9) potential litigation in connection with the Merger; (10) an increase or decrease in the common stock price of the Company during the 10 day pricing period prior to the closing of the Merger, which could cause an adjustment to the exchange ratio or give NJCB the right to terminate the Merger Agreement under certain circumstances; (11) the inability to retain NJCB’s customers and employees; and (12) the potential change in Federal tax law that could have a negative impact on the Company’s tax benefits from the Merger.
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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Summary
The Company reported net income of $2.5 million, or $0.30 per diluted share, for the three months ended September 30, 2017 compared to $2.7 million, or $0.33 per diluted share, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company reported net income of $6.4 million, or $0.76 per diluted share, compared to net income of $7.2 million, or $0.89 per diluted share, for the nine months ended September 30, 2016.
Return on average assets and return on average equity were 0.94% and 8.94%, respectively, for the three months ended September 30, 2017 compared to return on average assets and return on average equity of 1.03% and 10.45%, respectively, for the three months ended September 30, 2016. Return on average assets and return on average equity were 0.83% and 7.87%, respectively, for the nine months ended September 30, 2017 compared to return on average assets and return on average equity of 0.97% and 9.68%, respectively, for the nine months ended September 30, 2016. Book value and tangible book value per share were $13.83 and $12.27, respectively, at September 30, 2017 compared to $13.11 and $11.50, respectively, at December 31, 2016.
THIRD QUARTER 2017 HIGHLIGHTS

•
Commercial business, commercial real estate and construction loans totaled $513.0 million at September 30, 2017 and increased $88.2 million, or 20.8%, compared to $424.8 million at September 30, 2016 and increased $74.9 million, or 17.1%, compared to $438.1 million at December 31, 2016. Total loans were $772.0 million at September 30, 2017.

•	Net interest income was $9.4 million and the net interest margin was 3.85% on a tax equivalent basis.

•	Non-interest income increased $356,000 to $2.1 million, which was driven primarily by a higher volume of sales of residential mortgages and SBA guaranteed loans.

•	The Bank recorded a provision for loan losses of $150,000 and net charge-offs were $55,000.

•	Non-performing assets were $6.9 million, or 0.64% of assets, and included $356,000 of OREO at September 30, 2017.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 81.6% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2017 compared to 83.7% of net revenues for the three months ended September 30, 2016. Net interest income as a percentage of total revenues was 80.8% and 83.8%, respectively, for the nine months ended September 30, 2017 and 2016. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following tables set forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and expense on related items, and the Company’s average yield or rate for the three and nine months ended September 30, 2017 and 2016. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

(Dollars in thousands)	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal funds sold/short-term investments	$12,383	$25	0.80%	$12,434	$13	0.40%
Investment securities:
Taxable	142,353	846	2.38%	148,715	827	2.22%
Tax-exempt (4)	89,034	781	3.51%	79,917	760	3.81%
Total investment securities	231,387	1,627	2.81%	228,632	1,587	2.78%
Loan portfolio: (1)
Construction	123,822	1,895	6.07%	89,682	1,248	5.54%
Residential real estate	42,436	445	4.19%	45,919	514	4.48%
Loans to individuals	22,379	228	4.04%	23,286	257	4.40%
Commercial real estate	286,130	3,573	4.95%	234,218	3,271	5.56%
Commercial business	71,338	956	5.32%	79,834	909	4.53%
SBA loans	22,238	370	6.60%	21,662	319	5.86%
Mortgage warehouse lines	174,610	1,901	4.32%	245,654	2,505	4.06%
Loans held for sale	3,715	37	3.95%	3,802	16	1.67%
All other loans	1,526	11	2.86%	2,683	15	2.22%
Total loans	748,194	9,416	4.99%	746,740	9,054	4.83%
Total interest-earning assets	991,964	$11,068	4.43%	987,806	$10,654	4.30%
Allowance for loan losses	(7,770)			(7,552)
Cash and due from bank	5,371			5,019
Other assets	59,328			59,886
Total assets	$1,048,893			$1,045,159
Liabilities and shareholders’ equity:
Money market and NOW accounts	$324,940	$358	0.44%	$296,554	$281	0.38%
Savings accounts	208,548	338	0.64%	209,703	316	0.60%
Certificates of deposit	158,737	508	1.27%	173,652	454	1.04%
Other borrowed funds	27,533	113	1.63%	64,463	197	1.22%
Redeemable subordinated debentures	18,557	134	2.89%	18,557	107	2.31%
Total interest-bearing liabilities	738,315	$1,451	0.78%	762,929	$1,355	0.71%
Net interest spread (2)			3.65%			3.59%
Demand deposits	193,937			171,631
Other liabilities	6,395			7,962
Total liabilities	938,647			942,522
Shareholders’ equity	110,246			102,637
Total liabilities and shareholders’ equity	$1,048,893			$1,045,159
Net interest income and net interest margin (3)		$9,617	3.85%		$9,299	3.75%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $254 and $246 for the three months ended September 30, 2017 and September 30, 2016, respectively.

(Dollars in thousands)	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Federal funds sold/short-term investments	$30,199	$183	0.81%	$24,508	$79	0.43%
Investment securities:
Taxable	141,662	2,500	2.35%	144,534	2,459	2.27%
Tax-exempt (4)	92,341	2,409	3.48%	80,203	2,299	3.82%
Total investment securities	234,003	4,909	2.80%	224,737	4,758	2.82%
Loan portfolio: (1)
Construction	111,436	4,817	5.78%	92,795	3,673	5.29%
Residential real estate	42,136	1,335	4.22%	42,375	1,338	4.21%
Loans to individuals	22,428	701	4.18%	23,454	715	4.07%
Commercial real estate	267,247	10,088	5.05%	227,481	9,304	5.46%
Commercial business	73,461	2,919	5.31%	70,760	2,827	5.34%
SBA loans	22,420	1,087	6.48%	21,507	919	5.71%
Mortgage warehouse lines	155,755	5,014	4.30%	201,322	6,187	4.11%
Loans held for sale	4,408	165	5.00%	4,378	83	2.53%
All other loans	1,828	35	2.56%	2,282	42	2.47%
Total loans	701,119	26,161	4.99%	686,354	25,088	4.88%
Total interest-earning assets	965,321	$31,253	4.33%	935,599	$29,925	4.27%
Allowance for loan losses	(7,646)			(7,534)
Cash and due from bank	5,234			5,086
Other assets	58,736			59,652
Total assets	$1,021,645			$992,803
Liabilities and shareholders’ equity:
Money market and NOW accounts	$329,089	$1,032	0.42%	$295,776	$821	0.37%
Savings accounts	210,056	992	0.63%	206,355	888	0.57%
Certificates of deposit	147,109	1,327	1.21%	153,544	1,280	1.11%
Other borrowed funds	20,494	349	2.28%	46,257	498	1.44%
Redeemable subordinated debentures	18,557	380	2.73%	18,557	311	2.23%
Total interest-bearing liabilities	725,305	$4,080	0.75%	720,489	$3,798	0.70%
Net interest spread (2)			3.58%			3.57%
Demand deposits	181,892			164,963
Other liabilities	6,577			7,612
Total liabilities	913,774			893,064
Shareholders’ equity	107,871			99,739
Total liabilities and shareholders’ equity	$1,021,645			$992,803
Net interest income and net interest margin (3)		$27,173	3.76%		$26,127	3.73%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax equivalent adjustment was $781 and $745 for the six months ended September 30, 2017 and September 30, 2016, respectively.

Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net interest income was $9.4 million for the quarter ended September 30, 2017 and increased $310,000, or 3.4%, compared to net interest income of $9.1 million for the third quarter of 2016. The higher net interest income reflected increases in income from investment securities and loans, which were partially offset by an increase in interest paid on deposits.
Average interest-earning assets were $992.0 million and $987.8 million for the third quarters of 2017 and 2016, respectively. The increase in average interest-earning assets of $4.2 million from the third quarter of 2016 to the same quarter of 2017 was due primarily to increases in average loans and average investment securities balances.
Total interest income was $10.8 million for the three months ended September 30, 2017 compared to $10.4 million for the three months ended September 30, 2016, an increase of $406,000 due primarily to the increase in the yield on loans, which was partially offset by declines in the average balances of mortgage warehouse and commercial business loans.
For the third quarters of 2017 and 2016, the tax-equivalent yield on interest-earning assets was 4.43% and 4.30%, respectively. The higher yield on average interest-earning assets for the third quarter of 2017 when compared to the third quarter of 2016 was primarily due to the higher yield earned on the loan portfolio. The 75 basis point increase in the Federal Reserve targeted federal funds rate and the corresponding increase in the Bank's prime rate since December of 2016 have had a positive effect on the yields for construction, commercial business, SBA, home equity and warehouse loans with variable interest rate terms in the third quarter of 2017.
Average interest-bearing liabilities decreased $24.6 million, or 3.23%, to $738.3 million for the three months ended September 30, 2017 from $762.9 million for the same three months of 2016 due primarily to declines in other borrowed funds, savings accounts and certificates of deposit, which were partially offset by increases in money market and NOW accounts. FHLB borrowings of $10.0 million matured in the third quarter and total average borrowings declined by $36.9 million from the third quarter of 2016 to the third quarter of 2017. The increase in average non-interest bearing demand deposits of $22.3 million provided additional funding that partially offset the decrease in FHLB borrowings. Average certificates of deposit declined by $14.9 million, or 8.6%, to $158.7 million for the third quarter of 2017 from $173.7 million during the third quarter of 2016 , while average savings accounts declined $1.2 million to $208.5 million during the third quarter of 2017 from the same prior year quarter. Money market and NOW accounts averaged $324.9 million and $296.6 million for the third quarters of 2017 and 2016, respectively, which represented an increase of $28.4 million, or 9.57%.
Interest expense on average interest-bearing liabilities was $1.5 million, with an interest cost of 0.78%, for the third quarter of 2017 compared to $1.4 million, with an interest cost of 0.71%, for the third quarter of 2016. The increase of $96,000 in interest expense on interest-bearing liabilities for the third quarter of 2017 compared to the same quarter of 2016 primarily reflected higher interest costs on deposits and borrowings due to higher short-term market interest rates, which were partially offset by the decline in balances of other borrowings.
The net interest margin, on a tax-equivalent basis, increased to 3.85% for the three months ended September 30, 2017 compared to 3.75% for the three months ended September 30, 2016, primarily due to the higher yield on interest-earning assets.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
For the nine months ended September 30, 2017, the Company's net interest income increased by $1.0 million, or 3.98%, to $26.4 million compared to $25.4 million for the nine months ended September 30, 2016. This increase was due primarily to the increase in average interest-earning assets and an increase in the average yield on loans.
Average interest-earning assets increased $29.7 million to $965.3 million for the nine months ended September 30, 2017 compared to $935.6 million for the same period of 2016. The increase, when comparing 2017 with the prior year, was due primarily to increases in average loans, average short-term investments and average investment securities balances. Average loans were $701.1 million and $686.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $14.8 million, or 2.2%, year over year. Construction and commercial real estate loans recorded average increases of $18.6 million and $39.8 million, respectively, when comparing the nine months ended September 30, 2017 and 2016, while mortgage warehouse lines decreased by $45.6 million when comparing the same time periods. The Company experienced higher demand for construction and commercial real estate loans in 2017. Average mortgage warehouse loans declined as a result of lower volume of refinancing activity of residential mortgages in 2017 due to higher residential mortgage rates in 2017 than 2016. Average federal funds increased $5.7 million and average investment securities increased $9.3 million when comparing the nine months ended September 30, 2017 to the same nine months of 2016 due to the investment of excess cash.

For the nine months ended September 30, 2017 and 2016, total interest income was $30.5 million and $29.2 million, respectively, reflecting an increase of $1.3 million, or 4.43%, due primarily to the increases in construction loan, commercial real estate loan and investment average balances and the increase in yields on loans,which were partially offset by the decline in the average balance of mortgage warehouse loans.
The tax-equivalent yield on interest-earning assets was 4.33% for the nine months ended September 30, 2017 and 4.27% for the same nine-month period in 2016 and was primarily due to the higher yield earned on the loan portfolio. As noted above, the 75 basis point increase in the Federal Reserve targeted federal funds rate and the corresponding increase in the Bank's prime rate since December of 2016 have had a positive effect on the yields of most loan categories in 2017.
Average interest-bearing liabilities increased $4.8 million, or 0.67%, to $725.3 million for the nine months ended September 30, 2017 from $720.5 million for the same period of 2016 and was primarily due to the decline in other borrowed funds and certificates of deposit, which were partially offset by increases in money market, NOW and savings accounts. FHLB borrowings of $10.0 million matured in the third quarter of 2017 and total average borrowings declined by $25.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Year over year, average certificates of deposit declined by $6.4 million, or 4.19%, to $147.1 million during the nine months ended September 30, 2017 from $153.5 million during the nine months ended September 30, 2016. Average savings accounts increased $3.7 million, or 1.79%, to $210.1 million during the nine months ended September 30, 2017 from the same prior year period. For the nine months ended September 30, 2017 and 2016, money market and NOW accounts averaged $329.1 million and $295.8 million, respectively, which represented an increase of $33.3 million, or 11.26%.
Interest expense on interest-bearing liabilities was $4.1 million, with an interest cost of 0.75%, for the nine months ended September 30, 2017 compared to $3.8 million, with an interest cost of 0.70%, for the same nine months of 2016. The increase of $282,000 in interest expense on interest-bearing liabilities, when comparing the nine-month periods of 2017 and 2016, primarily reflected higher deposit and borrowings interest costs due to higher short-term market interest rates, which were partially offset by the decline in balances of other borrowings and certificate of deposits.
The net interest margin, on a tax-equivalent basis, increased to 3.76% for the nine months ended September 30, 2017 compared to 3.73% for the nine months ended September 30, 2016, primarily due to the higher yield on interest-earning assets.
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
In general, over the last three years, the Bank experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at September 30, 2017. Net charge-offs of commercial business and commercial real estate loans in 2017, 2016 and 2015 have declined significantly, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at September 30, 2017.
Three months ended September 30, 2017 compared to three months ended September 30, 2016
During the third quarter of 2017, the Bank recorded a provision for loan losses of $150,000, charge-offs of $61,000 and recoveries of loans previously charged-off of $6,000 compared to no recorded provision for loan losses, no charge-offs and recoveries of loans previously charged-off of $4,000 recorded during the third quarter of 2016. A provision for loan losses was recorded in the third quarter of 2017 due primarily to the growth and the change in the mix of loans in the loan portfolio. The allowance for loan losses was $7.8 million, or 1.01% of loans, at September 30, 2017 compared to $7.5 million, or 1.00% of loans, at September 30, 2016 and $7.5 million, or 1.03% of loans, at December 31, 2016.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
The Company recorded a provision for loan losses of $450,000 for the nine months ended September 30, 2017 compared to a credit (negative) provision for loan losses in the amount of $300,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company recorded charge-offs of $162,000 and recoveries of previously charged-off loans of $20,000, while charge-offs of $161,000 and recoveries of previously charged-off loans of $387,000 were recorded during the nine months ended September 30, 2016.

Non-Interest Income
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Total non-interest income was $2.1 million and $1.8 million for the third quarters of 2017 and 2016, respectively, an increase of $356,000, or 20.2%, when the 2017 quarter is compared to the 2016 quarter and was due to increases in gain of sales of loans and income from Bank-owned life insurance ("BOLI"), which were partially offset by a decrease in service charge income and other income.
For the third quarters of 2017 and 2016, gains of sales of loans was $1.3 million and $876,000, respectively, an increase of $453,000. The Bank originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the third quarter of 2017, $5.8 million of SBA loans were sold and gains of $520,000 were recorded compared to $3.5 million of loans sold and gains of $347,000 recorded in the third quarter of 2016. At September 30, 2017, the pipeline of approved and committed SBA loans was $5.7 million with another $10.2 million in process.
Residential mortgages totaling $28.9 million were sold and $809,000 of gains were recorded in the third quarter of 2017 compared to $12.2 million of loans sold and $529,000 of gains recorded in the third quarter of 2016. Residential mortgage lending activity was higher in the third quarter of 2017 as compared to the third quarter of 2016 due primarily to the residential mortgage lending team that joined the Bank in August 2016.
Service charges on deposit accounts decreased $43,000, or 23.24%, to $142,000 for the third quarter of 2017 from $185,000 in the same quarter of 2016, primarily due to lower customer fees for insufficient funds.
Non-interest income also includes income from BOLI, which amounted to $131,000 for the three months ended September 30, 2017 compared to $113,000 for the three months ended September 30, 2016.
For the third quarter of 2017, the Company recorded other income of $490,000, representing a decrease of $96,000 from $586,000 for the third quarter of 2016, which included a recovery of $77,000 on an acquired loan during such period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Total non-interest income for the nine months ended September 30, 2017 was $6.3 million and increased $1.4 million, or 28.6%, compared to total non-interest income of $4.9 million for the nine months ended September 30, 2016, primarily due to increases in gains on the sale of loans and securities, which were partially offset by decreases in service charge income and income from BOLI.
Gains on sales of loans originated for sale increased by $1.4 million to $3.9 million for the nine months ended September 30, 2017 compared to $2.5 million for the same nine-month period in 2016. The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the nine months ended September 30, 2017, SBA loan sales were $11.8 million and generated gains on sales of loans of approximately $1.1 million compared to SBA loan sales of $13.3 million that generated gains on sales of $1.3 million for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, the Bank's residential mortgage banking operation sold $92.3 million of residential mortgage loans, which generated gains from the sales of loans of $2.9 million, as compared to sales of $50.7 million of residential mortgage loans, which generated gains of $1.3 million, during the nine months ended September 30, 2016. As noted above, the increase in residential lending activity and gains on the sale of loans was due to the the addition of residential mortgage lending personnel in August 2016, resulting in a significant increase in the volume of loans originated and sold for the first nine months of 2017 compared to the same period of 2016.
The decrease in service charge revenues of $113,000 to $445,000 for the nine months ended September 30, 2017 compared to $558,000 for the nine months ended September 30, 2016 was primarily due to lower monthly service charges and lower overdraft fees collected on deposit accounts.
For the nine months ended September 30, 2017 and 2016, income from BOLI was $391,000 and $414,000, respectively. Other income for the nine months ended September 30, 2017 and 2016 was approximately $1.4 million.

Non-Interest Expenses
For the third quarter of 2017, non-interest expenses were $7.6 million compared to $6.7 million for the same quarter of 2016, an increase of $955,000, or 14.3%, primarily due to increases in salaries and employee benefits, regulatory, professional and other fees and other expenses, which were partially offset by decreases in FDIC insurance expense and occupancy expense.
The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$4,617	$4,102	$13,882	$11,887
Occupancy expense	865	911	2,604	2,618
Data processing expenses	338	314	983	941
FDIC insurance expense	95	105	255	328
Other real estate owned expenses	11	12	26	76
Equipment expense	151	98	436	346
Marketing	42	59	182	163
Regulatory, professional and other fees	625	413	1,762	1,230
Directors’ fees	26	20	73	67
Amortization of intangible assets	96	101	289	303
Other expenses	751	527	2,462	1,766
Total	$7,617	$6,662	$22,954	$19,725
`
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $515,000, or 12.6%, to $4.6 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016. The increase in salaries and employee benefits was due primarily to an increase of $199,000 in commissions paid to residential loan officers due to the higher volume of residential mortgages originated and sold in the third quarter of 2017 compared to the third quarter of 2016. Deferred loan origination costs, which are netted against salaries and employee benefits, were $292,000 and $430,000 for the third quarters of 2017 and 2016, respectively, declining $138,000 between periods. Merit increases, increases in employer payroll taxes and increases in employee benefits expense comprised the balance of the increase.
Occupancy expense decreased by $46,000, or 5.0%, to $865,000 for the third quarter of 2017 compared to $911,000 for the same quarter in 2016, primarily due to the closing of a branch office at the end of the first quarter of 2017.
The cost of data processing services increased $24,000 to $338,000 for the third quarter of 2017 as compared to $314,000 for the third quarter of 2016 due to increases in customers' accounts and higher transaction activity.
The Company recorded FDIC insurance expense of $95,000 and $105,000 for the third quarters of 2017 and 2016, respectively, a decrease of $10,000 primarily due to a lower assessment rate that reflected the improvement in asset quality and the improved financial performance of the Bank in the last two years and a lower assessment rate for smaller banks.
Regulatory, professional and other fees increased $212,000, or 51.3%, to $625,000 for the three months ended September 30, 2017 from $413,000 for the same period of 2016 primarily due to higher professional and consulting fees. For the third quarter of 2017 as compared to the third quarter of 2016, increases of $84,000 in consulting expense, primarily for marketing and loan collection costs, and $115,000 in legal expense, primarily for loan collection and related litigation costs, were incurred. The levels of regulatory, professional and consulting fees have also increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and additional internal and external audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC reporting purposes for the year ended December 31, 2016 and subsequent periods.
The Company recorded other expenses of $751,000 for the third quarter of 2017 as compared to $527,000 for the third quarter of 2016, an increase of $224,000 due to increases in various expense categories.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Salaries and employee benefits, which represent the largest portion of non-interest expenses, were $13.9 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $2.0 million, or 16.8%. The increase in salary and employee benefits expense includes $741,000 of commissions paid to residential loan officers as a result of the higher volume of residential mortgage loans originated in the first nine months of 2017. The increase also includes $639,000 of salaries resulting from the employment of additional residential mortgage personnel and merit increases, as well as a $220,000 increase in benefits expense and an increase of $215,000 in share-based compensation expense. In addition, deferred loan origination costs were $174,000 lower for the nine months ended September 30, 2017 compared to the same period in 2016.
The cost of data processing services increased to $983,000 for the nine months ended September 30, 2017 from $941,000 for the nine months ended September 30, 2016 due to increases in customers' accounts and transaction activity. The Company recorded FDIC insurance expense of $255,000 and $328,000 for the nine months ended September 30, 2017 and 2016, respectively, a decline of $73,000, or 22.3%, when comparing the year over year periods, primarily as a result of a lower assessment rate, which reflected the lower level of net charge-offs, the lower level of non-performing assets and the improved financial performance of the Bank in the last two years.
Other real estate owned expenses decreased by $50,000 to $26,000 for the nine months ended September 30, 2017 when compared to $76,000 for the same nine months of 2016 due to different types and amounts of expenses that were associated with the OREO assets. At September 30, 2017, there was one multi-family residential property and one commercial real estate property with an aggregate carrying value of $356,000 compared to one commercial property with a carrying value of $166,000 as OREO at September 30, 2016.
Regulatory, professional and other fees increased by $532,000, or 43.3%, to $1.8 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016 due to increases in consulting and legal expenses, primarily for marketing, loan collection and litigation costs, and internal and external professional audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC purposes for the year ended December 31, 2016 and subsequent periods.
The Company recorded an increase in other expenses of $696,000 to $2.5 million for the nine months ended September 30, 2017 as compared to $1.8 million for the same nine-month period in 2016. During 2017, Management updated its deferred loan origination cost analysis and methodology, which resulted in the identification of approximately $500,000 of deferred loan origination costs at December 31, 2016 that were charged to expense in the first quarter of 2017. The balance of the increase was due to smaller increases in various expense categories.
Income Taxes
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Pre-tax income was $3.7 million for the three months ended September 30, 2017 compared to $4.2 million for the three months ended September 30, 2016.
The Company recorded income tax expense of $1.2 million for the third quarter of 2017 as compared to $1.5 million for the same quarter of 2016. Income tax expense decreased primarily due to the decrease in pre-tax income. The effective income tax rate was 33.1% for the three months ended September 30, 2017 compared to 35.1% for the three months ended September 30, 2016. The effective tax rate decreased due to the higher percentage of tax-exempt interest income and income on bank-owned life insurance as compared to pre-tax income in the third quarter of 2017 compared to such percentage in the third quarter of 2016.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Pre-tax income was $9.3 million for the nine months ended September 30, 2017 compared to pre-tax income of $10.8 million for the nine months ended September 30, 2016.
The Company recorded income tax expense of $2.9 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively, which resulted in an effective tax rate of 31.5% and 33.3%, respectively. Income tax expense decreased primarily due to the decrease in pre-tax income. The effective tax rate decreased due to the higher percentage of tax-exempt interest income and income on bank-owned life insurance as compared to pre-tax income for the nine months ended September 30, 2017 compared to such percentage in the nine months ended September 30, 2016.

Financial Condition
September 30, 2017 Compared with December 31, 2016
Total consolidated assets at September 30, 2017 were $1.07 billion, representing an increase of $31.2 million, or 3.0%, from total consolidated assets of $1.04 billion at December 31, 2016.  The increase in assets was primarily attributable to an increase of $47.2 million in total loans, which was partially offset by decreases of $8.8 million in investment securities and $8.8 million in loans held for sale.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2017 totaled $15.7 million compared to $14.9 million at December 31, 2016, an increase of $771,000. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.
Loans Held for Sale
Loans held for sale at September 30, 2017 were $6.0 million compared to $14.8 million at December 31, 2016. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages.
Investment Securities
Investment securities represented approximately 20.7% of total assets at September 30, 2017 and approximately 22.2% of total assets at December 31, 2016. Total investment securities decreased $8.8 million, or 3.8%, to $221.8 million at September 30, 2017 from $230.6 million at December 31, 2016. Purchases of investment securities totaled $46.2 million during the nine months ended September 30, 2017, and proceeds from sales, calls, maturities and payments totaled $55.1 million during this period.
Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At September 30, 2017, securities available for sale totaled $110.3 million, an increase of $6.5 million, or 6.2%, compared to securities available for sale totaling $103.8 million at December 31, 2016.
At September 30, 2017, the securities available for sale portfolio had net unrealized gains of $189,000 compared to net unrealized losses of $464,000 at December 31, 2016.  These unrealized gains and losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.
Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2017, securities held to maturity were $111.6 million, a decrease of $15.3 million from $126.8 million at December 31, 2016.  The fair value of the held to maturity portfolio at September 30, 2017 was $113.8 million.
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

The following table represents the components of the loan portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%
Construction loans	$127,604	17%	$96,035	13%
Residential real estate loans	41,958	5%	44,791	6%
Commercial business	94,031	12%	99,650	14%
Commercial real estate	291,382	38%	242,393	34%
Mortgage warehouse lines	193,535	25%	216,259	30%
Loans to individuals	22,611	3%	23,736	3%
Other loans	186	—%	207	—%
Gross loans	771,307		723,071
Deferred loan costs, net	675		1,737
Total loans	$771,982	100%	$724,808	100%
Total loans increased by $47.2 million, or 6.5%, to $772.0 million at September 30, 2017 compared to $724.8 million at December 31, 2016 due primarily to increases in commercial real estate and construction loans. Commercial business, commercial real estate and construction loans were $513.0 million at September 30, 2017 and increased $88.2 million, or 20.8%, compared to $424.8 million at September 30, 2016 and increased $74.9 million, or 17.1%, compared to $438.1 million at December 31, 2016.
Mortgage warehouse lines' outstanding balances decreased $22.7 million to $193.5 million at September 30, 2017 compared to $216.3 million at December 31, 2016, reflecting lower levels of residential mortgage originations by the Bank’s mortgage banking customers that were primarily due to a lower level of residential mortgage loan refinancing activity as a result of higher mortgage interest rates in the first three quarters of 2017 compared to the first three quarters of 2016.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  Interest and a transaction fee are collected by the Bank at the time of repayment.   The Bank funded $893.6 million of residential mortgages through customers' warehouse lines of credit in the third quarter of 2017 compared to $1.1 billion in the third quarter of 2016. For the nine months ended September 30, 2017, the Bank funded $2.6 billion of residential mortgages through customers' warehouse lines of credit compared to $2.9 billion for the nine months ended September 30, 2016.
Commercial business loans decreased $5.6 million, or 5.6%, to $94.0 million during the first nine months of 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.
Commercial real estate loans increased $49.0 million, or 20.2%, to $291.4 million during the first nine months of 2017. Commercial real estate loans consist  primarily of loans to businesses collateralized by real estate employed in the business and loans to finance income-producing properties.
Construction loans increased $31.6 million to $127.6 million during the first nine months of 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.
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
At September 30, 2017, non-performing loans increased by $1.3 million to $6.5 million from $5.2 million at December 31, 2016 and the ratio of non-performing loans to total loans increased to 0.84% at September 30, 2017 compared to 0.72% at December 31, 2016. During the third quarter of 2017, $365,000 in non-performing loans were resolved and a commercial loan with a balance of $775,000 and two residential second mortgages with combined balances of $78,000 were classified as non-accrual. The increase in non-performing loans was due primarily to a $4.0 million shared national credit syndicated loan that was placed on non-accrual in the first quarter of 2017. In the second quarter, the borrower was recapitalized through an equity contribution by new investors, the loan balance was reduced by $906,000 and all interest was paid current. The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$24
Non-accrual loans	6,511	5,174
Total non-performing loans	6,511	5,198
Other real estate owned	356	166
Total non-performing assets	6,867	5,364
Performing troubled debt restructurings	3,538	864
Performing troubled debt restructurings and total non-performing assets	$10,405	$6,228

Non-performing loans to total loans	0.84%	0.72%
Non-performing loans to total loans excluding mortgage warehouse lines	1.13%	1.02%
Non-performing assets to total assets	0.64%	0.52%
Non-performing assets to total assets excluding mortgage warehouse lines	0.78%	0.65%
Total non-performing assets and performing troubled debt restructurings to total assets	0.97%	0.60%
Non-performing loans to total loans increased to 0.84% at September 30, 2017 from 0.72% at December 31, 2016 principally due to the increase in non-accrual loans.
Non-performing assets increased by $1.5 million to $6.9 million at September 30, 2017 from $5.4 million at December 31, 2016.  Other real estate owned totaled $356,000 at September 30, 2017 compared to $166,000 at December 31, 2016.  OREO at September 30, 2017 was comprised of one multi-family property and one commercial property.
At September 30, 2017, the Bank had eight loans totaling $5.3 million which were troubled debt restructurings.  Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining six loans totaling $3.5 million are considered performing. At December 31, 2016, the Bank had nine loans totaling $4.5 million that were troubled debt restructurings. Five of these loans totaling $3.6 million are included in the above table as non-accrual loans and the remaining four loans totaling $864,000 are considered performing.
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. There were no loans acquired with evidence of deteriorated credit quality that were non-performing at September 30, 2017 compared to $439,000 at December 31, 2016, which were not classified as non-performing loans.

Non-performing assets represented 0.64% of total assets at September 30, 2017 compared to 0.52% of total assets at December 31, 2016.
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

Summary of Other Real Estate Owned Activity
(Dollars in thousands)	Three months ended September 30, 2017		Nine months ended September 30, 2017
Balance - June 30, 2017	$356	Balance - January 1, 2017	$166
Transfers into real estate owned	—	Transfer into real estate owned	455
Sale of real estate owned	—	Sale of real estate owned	(284)
Gain on sale of real estate owned	—	Gain on sale of real estate owned	14
Increase in carrying amount on real estate owned	—	Increase in carrying amount on real estate owned	5
Balance - September 30, 2017	$356	Balance - September 30, 2017	$356
During the three months ended September 30, 2017, there was no activity in other real estate owned. During the nine months ended September 30, 2017, one multi-family residential property with a fair value of $190,000 and one commercial real estate property with a fair value of $265,000 were transferred to other real estate owned and one residential property with a carrying value of $270,000 was sold.
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
The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•	Consumer credit scores

•	Internal credit risk grades

•	Loan-to-value ratios

•	Collateral

•	Collection experience

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2016
Balance, beginning of period	$7,494	$7,560	$7,560
Provision (credit) charged to operating expenses	450	(300)	(300)
Loans charged off :
Residential real estate loans	(101)	—	—
Commercial business and commercial real estate	(61)	(157)	(161)
All other loans	—	(1)	—
	(162)	(158)	(161)
Recoveries
Commercial business and commercial real estate	16	386	383
Loans to individuals	4	6	4
	20	392	387
Net (charge offs) recoveries	(142)	234	226
Balance, end of period	$7,802	$7,494	$7,486
Loans :
At period end	$771,982	$724,808	$749,436
Average during the period	696,711	691,180	681,976
Net (charge offs) recoveries to average loans outstanding	(0.02)%	0.03%	0.03%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	0.05%	0.05%
Allowance for loan losses to :
Total loans at period end	1.01%	1.03%	1.00%
Total loans at period end excluding mortgage warehouse loans	1.20%	1.28%	1.28%
Non-performing loans	119.83%	144.17%	142.90%
The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of September 30, 2017 and December 31, 2016, respectively.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Amount	As a % of Loan Class	Loans % of Loans	Amount	As a % of Loan Class	Loans % of Loans
Commercial real estate loans	$2,743	0.94%	38%	$2,574	1.06%	34%
Commercial business	1,415	1.50%	12%	1,732	1.74%	14%
Construction loans	1,594	1.25%	17%	1,204	1.25%	13%
Residential real estate loans	388	9.30%	5%	367	0.82%	6%
Loans to individuals	118	0.53%	3%	112	0.47%	3%
Subtotal	6,258	1.14%	75%	5,989	1.18%	70%
Mortgage warehouse lines	871	0.45%	25%	973	0.45%	30%
Unallocated reserves	673	—	—	532	—	—
Total	$7,802	1.01%	100%	$7,494	1.03%	100%

During the third quarter of 2017, the Bank recorded a provision for loan losses of $150,000, charge-offs of $61,000 and recoveries of loans previously charged-off of $6,000 compared to no recorded provision for loan losses, no charge-offs and recoveries of loans previously charged-off of $4,000 recorded during the third quarter of 2016. A provision for loan losses was recorded in the third quarter of 2017 due primarily to the growth and the change in the mix of loans in the loan portfolio.
The Company recorded a provision for loan losses of $450,000 for the nine months ended September 30, 2017 compared to a credit (negative) provision for loan losses in the amount of $300,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company recorded charge-offs of $162,000 and recoveries of previously charged-off loans of $20,000, while charge-offs of $161,000 and recoveries of previously charged-off loans of $387,000 were recorded during the nine months ended September 30, 2016.
At September 30, 2017, the allowance for loan losses was $7.8 million, or 1.01% of loans, compared to $7.5 million, or 1.00% of loans, at September 30, 2016 and $7.5 million, or 1.03% of loans, at December 31, 2016. The allowance for loan losses was 120% of non-performing loans at September 30, 2017 compared to 144% of non-performing loans at December 31, 2016 and 143% at September 30, 2016. Management believes that the quality of the loan portfolio remains sound, considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.
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

The following table summarizes deposits at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Demand
Non-interest bearing	$192,191	$170,854
Interest bearing	327,559	310,103
Savings	209,471	205,294
Time	140,592	148,265
Total	$869,813	$834,516
At September 30, 2017, total deposits were $869.8 million, an increase of $35.3 million, or 4.2%, from $834.5 million at December 31, 2016.  Overall, the increase in deposits was due primarily to an increase of $21.3 million in non-interest bearing demand deposits, an increase of $17.5 million in interest-bearing demand deposits and a $4.2 million increase in savings deposits, which were partially offset by a decrease of $7.7 million in time deposits.

Borrowings
Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2017, the Company had $63.0 million of overnight borrowings from the FHLB compared to $73.1 million of total borrowings at December 31, 2016, which consisted of $63.1 million of overnight borrowings from the FHLB and $10.0 million of long-term FHLB borrowings, which matured in July 2017 and was repaid.
Liquidity
At September 30, 2017, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $535.0 million, at September 30, 2017.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2017, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $109.0 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2017, the balance of cash and cash equivalents was $15.7 million.
Net cash provided by operating activities totaled $16.4 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2016.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the nine months ended September 30, 2017 was higher than net cash provided by operating activities for the nine months ended September 30, 2016 due primarily to higher net proceeds from the origination and sale of loans of approximately $15.9 million.
Net cash used in investing activities totaled $40.2 million for the nine months ended September 30, 2017 compared to $77.7 million for the nine months ended September 30, 2016. The primary use of cash in investing activities for the first nine months of 2017 was a net increase in loans of $47.8 million compared to a net increase in loans of $67.3 million for the first nine months of 2016. The loans and securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic payments of principal.  For the nine months ended September 30, 2017 and September 30, 2016, payments and maturities of investment securities totaled $46.4 million and $35.5 million, respectively. Cash was used to purchase investment securities of $46.2 million for the nine months ended September 30, 2017 compared to purchases of $44.7 million of investment securities for the nine months ended September 30, 2016. Proceeds from the sale of investment securities totaled $8.6 million for the nine months ended September 30, 2017. There were no sales of investment securities in the prior year period.
Net cash provided by financing activities was $24.6 million for the nine months ended September 30, 2017 compared to $78.5 million for the nine months ended September 30, 2016.  The primary source of funds for the 2017 period was the increase in deposits of $35.3 million, which was partially offset by the decrease in borrowings of $10 million and the payment of cash dividends of $803,000. The primary sources of funds in the 2016 period was the increase in deposits of $40.3 million and the increase in borrowed funds of $38.2 million.
Shareholders’ Equity and Dividends
Shareholders’ equity increased by $6.8 million, or 6.5%, to $111.6 million at September 30, 2017 from $104.8 million at December 31, 2016.  Tangible book value per common share increased by $0.77 to $12.27 at September 30, 2017 from $11.50 at December 31, 2016.   The ratio of average shareholders’ equity to total average assets was 10.51% for the three months ended September 30, 2017 compared to 10.06% for the year ended December 31, 2016.
Shareholders’ equity increased $6.8 million due primarily to an increase of $5.6 million in retained earnings, an increase of $889,000 from the exercise of options and share-based compensation and other comprehensive income of $370,000.
On September 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.05 per common share. The cash dividend was paid on October 21, 2016 to all shareholders of record as of the close of business on September 28, 2016. This action represented the first cash dividend declared by the Company on its common shares. The Company also paid a $0.05 per common share dividend on January 24, 2017, April 25, 2017 and July 25, 2017. On October 26, 2017, the Company announced an increase in the quarterly cash dividend to $0.06 per common share payable on November 24, 2017 to shareholders of record on November 16, 2017. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.
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
Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended September 30, 2017 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Actual capital amounts and ratios for the Company and the Bank as of September 30, 2017 and December 31, 2016 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Company
Common equity Tier 1 (CET1)	$99,394	10.41%	$42,972	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	125,196	13.11%	76,395	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	117,394	12.26%	57,296	>6%	N/A	N/A
Tier 1 Leverage Capital	117,394	11.33%	41,458	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$114,730	12.01%	$42,972	>4.5%	$62,071	≥6.5%
Total Capital to Risk Weighted Assets	122,532	12.83%	76,395	>8%	95,493	≥10%
Tier 1 Capital to Risk Weighted Assets	114,730	12.01%	57,296	>6%	76,395	≥8%
Tier 1 Leverage Capital	114,730	11.07%	41,458	>4%	51,822	>5%

As of December 31, 2016
Company
Common equity Tier 1 (CET1)	$93,101	10.40%	$40,302	>4.5%	N/A	N/A
Total Capital to Risk Weighted Assets	118,595	13.24%	71,648	>8%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	111,101	12.41%	53,736	>6%	N/A	N/A
Tier 1 Leverage Capital	111,101	10.93%	40,658	>4%	N/A	N/A
Bank
Common equity Tier 1 (CET1)	$108,606	12.13%	$40,302	>4.5%	$58,214	≥6.5%
Total Capital to Risk Weighted Assets	116,100	12.96%	71,648	>8%	89,560	>10%
Tier 1 Capital to Risk Weighted Assets	108,606	12.13%	53,736	>6%	71,648	≥8%
Tier 1 Leverage Capital	108,606	10.68%	40,658	>4%	50,823	>5%
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
The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirements began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.50% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%. At September 30, 2017, the Company's and the Bank's common equity Tier 1 capital ratio of 10.41% and 12.01%, respectively, exceeded the combined common equity Tier 1 minimum capital and capital conservation buffer of 5.75%.
At September 30, 2017, the capital ratios of the Company and the Bank exceeded the minimum Basel III capital requirements.  It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well-capitalized institution.
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
Based upon the current interest rate environment, as of September 30, 2017, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$42,594	$3,453	8.82%	$148,242	$898	0.61%
+200	41,423	2,282	5.83%	148,544	1,200	0.81%
—	39,141	—	—%	147,344	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This is due to a material weakness identified in the process for compiling the income and expense accounts for inclusion in the Consolidated Statements of Income in the second quarter of 2017. The amortization of deferred loan origination costs was incorrectly included in other operating expenses and should have been included in loan interest income in the Consolidated Statements of Income. This control deficiency did not result in a material misstatement to the Company’s previously issued Consolidated Financial Statements for prior periods. There was no effect on pre-tax income, after-tax income, basic and diluted earnings per share, statements of cash flows, balance sheets, book value, return on assets, return on equity, and regulatory capital ratios in any period. However, this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in the Company’s annual or interim consolidated financial statements that may not be prevented or detected.
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
Remediation Plan
The Company changed the internal accounting process for compiling the amortization of deferred loan origination costs to include the amortization of deferred loan origination costs in loan interest income and not include it in other operating expenses in the Consolidated Statements of Income.
The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Management’s goal is to remediate this material weakness by December 31, 2017.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, during the quarter ended September 30, 2017, the Company implemented the changes to its internal control over financial reporting described under the heading “Remediation Plan” above.

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
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2017.
Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2017	July 31, 2017	—	$—	—	394,141
August 1, 2017	August 31, 2017	—	$—	—	394,141
September 1, 2017	September 30, 2017	—	$—	—	394,141
Total		—	$—	—	394,141

(1)
The Company’s common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits.

2.1
Agreement and Plan of Merger, dated as of November 6, 2017, by and among the Company, the Bank and NJCB (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on November 7, 2017)

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

1ST CONSTITUTION BANCORP

Date: November 9, 2017	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)