Form 10-K
period 2017-12-31
1ST CONSTITUTION BANCORP
filed 2018-03-19
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $121,300,666.

As of February 28, 2018, 8,112,292 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form10-K.

When used in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Form 10-K"), the words the "Company," "we," "our," and "us" refer to 1ST Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

Forward-Looking Statements

This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "could," "project," "predict," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the "SEC"); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
Item 1.  Business.

1ST Constitution Bancorp

1ST Constitution Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. 1ST Constitution Bancorp was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1ST Constitution Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2017, the Company has two employees, both of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1ST Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates 17 additional branch offices in downtown Cranbury, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Fort Lee, Princeton, Rumson, Fair Haven, Shrewsbury, Skillman, Little Silver and Asbury Park, New Jersey. The Bank also operates two residential mortgage loan production offices in Forked River and Jersey City, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation "FDIC"). As of December 31, 2017, the Bank had 183 employees, of which 174 were full-time employees.

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer, Somerset and Monmouth Counties and the Fort Lee area of Bergen County and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•expansion of the Bank;
•personal service; and
•technological advances and e-commerce.

Expansion of the Bank

The Bank continually evaluates opportunities to expand its products and services to existing and new customers and expand into new markets through the acquisition of other banks and bank offices within and contiguous to its existing markets and/or by opening new branch offices.

On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Jersey Community Bank ("NJCB"), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the "Merger"). If the Merger is completed, shareholders of NJCB will be entitled to receive, for each outstanding share of NJCB common stock that they own at the effective time of the Merger, a combination of common stock of the Company and cash as follows:

(i)     0.1309 of a share of common stock of the Company, subject to the payment of cash in lieu of fractional shares, which stock exchange ratio was based on the average closing price of $19.25 for a share of common price of the Company during the measurement period specified in the Merger Agreement; and
(ii)     $1.60 in cash, subject to $0.21 being placed in escrow in accordance with the terms and conditions of the merger agreement to cover costs and expenses that may be incurred by the Company after the effective time of the merger as a result of specific pending litigation against NJCB.

The Company and the Bank have submitted and received all required regulatory approvals and waivers. The Company has filed a registration statement on Form S-4, which includes a proxy statement of NJCB and a prospectus of the Company, with the Securities and Exchange Commission (the "SEC") to register shares of common stock of the Company to be issued to shareholders of NJCB. The registration statement on Form S-4 was declared effective on February 15, 2018 by the SEC and the proxy statement-prospectus was mailed to shareholders of NJCB on or about February 22, 2018. The closing of the Merger remains subject to a number of conditions, including approval of the Merger Agreement by NJCB shareholders at a special meeting of shareholders scheduled to be held on March 22, 2018. The closing of the Merger is anticipated to take place during the second quarter of 2018.

On December 31, 2017, NJCB had approximately $103.1 million in assets, approximately $79.0 million in loans, approximately $93.7 million in deposits and approximately $8.9 million in shareholders' equity. NJCB operates two offices in Monmouth County, New Jersey: its main office in Freehold and a branch office in Neptune City.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central and coastal New Jersey and the Fort Lee area of Bergen County. The Bank’s focus is to understand the needs of the community and its customers and tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Technological Advances and e-Commerce

 The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the Internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers and businesses may also access their accounts and make deposits through their mobile devices.  Consumers can apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. This overall expansion in electronic banking provides the Bank’s customers with the means to access the Bank’s services easily and at their own convenience.

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

Lending Activities

 The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including real estate broker referrals, mortgage loan companies, direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loans.

Commercial Business

 The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes, as collateral, a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Bank occasionally makes commercial loans on an unsecured basis. Generally, the Bank requires personal guarantees of its commercial loans to offset the risks associated with such loans. The Bank also offers loans of which a portion, generally 75% to 85%, are guaranteed by the Small Business Administration ("SBA"), which is a United States government agency. The Bank generally sells the guaranteed portion of these loans into the secondary market.

Commercial Real Estate

Commercial real estate loans are made to businesses to expand their facilities and operations and to real estate operators to finance the acquisition of income producing properties. The Company's loan policy requires that borrowers have sufficient cash flow to meet the debt service requirements and the value of the property meets the loan-to-value criteria set in the loan policy. The Company monitors loan concentrations by borrower, by type of property and by location and other criteria. The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey.

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

Residential Lending

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

The Bank will generally sell its originated residential mortgage loans in the secondary market. The decision to sell is made prior to origination. The sale into the secondary market allows the Bank to mitigate its interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30-year period generally associated with such loans.

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

Non-Residential Consumer Lending

Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, and boats, as well as personal loans (secured and unsecured) and deposit account secured loans. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than are charged on other types of loans. However, non-residential consumer loans pose an additional risk of collectability when compared to traditional loans, such as residential mortgage loans.

Consumer loans are granted based on employment and financial information solicited from prospective borrowers, as well as credit records collected from various reporting agencies.  The stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

Supervision and Regulation

Banking is a complex, highly-regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted a myriad of legislation that governs banks, bank holding companies and the banking industry. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s shareholders or creditors. Descriptions of, and references to, the statutes and regulations below are brief summaries thereof, and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Regulation of the Bank Holding Company

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

In addition to federal bank holding company regulation, the Company is registered as a bank holding company with the New Jersey Department of Banking and Insurance (the "NJ Banking Department"). The Company is required to file with the NJ Banking Department copies of the reports it files with the federal banking and securities regulators.

Regulation of the Bank Subsidiary

As a New Jersey-chartered commercial bank, the Bank is subject to supervision and examination by the NJ Banking Department. The Bank is also subject to regulation and examination by the FDIC, which is its principal federal bank regulator.

The Bank must comply with various requirements and restrictions under federal and state law, including the maintenance of reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the services that may be offered, and restrictions on dividends as described in the below section titled "Restrictions on Dividends and Redemption of Stock for the Company and the Bank." The Bank must also comply with the capital regulations promulgated by the FDIC as described in the section below titled "Capital Adequacy of the Company and the Bank." Consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board which influence the money supply and credit availability in the national economy.

For additional information on laws and regulations affecting the Bank, please refer to the below section titled "Banking Legislation and Regulations."

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations specifying the levels at which a bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" and requiring that certain mandatory and discretionary supervisory actions be taken based on the capital level of the institution.

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Subsequently, in July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015), and top-tier savings and loan holding companies ("banking organizations"). Among other things, the rules establish a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of January 1, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%.

With respect to the Bank, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Common Equity Tier 1, or CET1, ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Under these capital rules, the Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.74%, 11.74% ,12.55%, and 10.96%, respectively, at December 31, 2017. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

Restrictions on Dividends and Redemption of Stock for the Company and the Bank

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the "Banking Act") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Act, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of not less than 50% of its capital stock or, if not, (ii) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Bank is also limited in paying dividends if it does not maintain the necessary "capital conservation buffer' as discussed below.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

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

The Federal Reserve Board’s capital adequacy rules also limit a banking organization’s ability to pay dividends or to engage in share repurchases if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. For further discussion of regulatory capital rules, please refer to the discussion under the above section titled "Capital Adequacy of the Company and the Bank." As of January 1, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%.

The timing and the amount of the payment of future dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Priority on Liquidation

The Company is a legal entity separate and distinct from the Bank. The rights of the Company as the sole shareholder of the Bank, and therefore the rights of the Company’s creditors and shareholders, to participate in the distributions and earnings of the Bank when the Bank is not in receivership under Federal banking laws, are subject to various state and federal law restrictions as discussed above under the heading "Restrictions on Dividends and Redemption of Stock for the Company and the Bank." In the event of a liquidation or other resolution of an insured depository institution such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of an obligation of the institution to its shareholders (the Company) or any shareholder or creditor of the Company. The claims on the Bank by creditors include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

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

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. As of the date of this Form 10-K, the Bank does not pay interest on demand deposits. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2017, 2016 and 2015.

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

The Dodd-Frank Act requires publicly traded companies to give their stockholders a non-binding vote on executive compensation ("say on pay") and so-called "golden parachute" payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Such listing standards have yet to be implemented. For further discussion of incentive compensation rules, please refer to the discussion under the below section titled "Incentive Compensation."

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies, which exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital.

The Dodd-Frank Act and the rules and regulations promulgated under the Dodd-Frank Act have impacted the Bank, as well as all community banks, by increasing our operating and compliance costs. To the extent the Dodd-Frank Act remains in place, it is likely to further increase our operating and compliance costs as certain yet to be written implementing rules and regulations are enacted.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act, which became effective on July 21, 2015, for investments in covered funds made after December 31, 2013. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in "proprietary trading" and (ii) investing in or sponsoring certain types of funds (defined as "Covered Funds") subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments that met the definition of Covered Funds and that were required to be divested by July 21, 2015 under the foregoing rules.

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

In 2010, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based on the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act") became effective in early 2000. The Modernization Act:

•
allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•
allows banks to establish subsidiaries to engage in certain activities that a financial holding company could engage in, provided that the bank meets certain management, capital and Community Reinvestment Act standards;

•
allows insurers and other financial services companies to acquire banks and removes various restrictions applicable to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

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

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O of the Federal Reserve Board);

•	independence requirements for audit committee members;

•	disclosure of whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC and if not, why not;

•	independence requirements for outside auditors;

•
a prohibition on a company’s registered public accounting firm from performing statutorily mandated audit services for the company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date;

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) if the company is an "accelerated filer" or a "large accelerated filer", an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment.

The Company met the "accelerated filer" requirements as of the end of its fiscal year ended December 31, 2016 pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system) was not required to satisfy the larger reporting company disclosure requirements until its first Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2017. The Company was further required to include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2016. Going forward, the Company will continue to include attestation reports of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting in its Annual Reports on Form 10-K for so long as the Company is an "accelerated filer."

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of "concentration accounts," and require all covered financial institutions to have in place an anti- money laundering compliance program.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC to assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the applicable institution. CRA requires public disclosure of an institution’s CRA rating and requires that the FDIC provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. At its last CRA examination, the Bank was rated "satisfactory" under CRA.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA’s "cross guarantee" provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

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

Available Information

The Internet website address of the Company is http://www.1stconstitution.com. The information on our website is not incorporated into this Annual Report. The Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

We also make available, free of charge, through the investors page on our website, charters of the committees of our Board of Directors, as well as other information and materials, including information about how to contact our Board of Directors, its committees and their members.

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

The recent U.S. economic downturn resulted in uncertainty in the financial markets in general. While the U.S. economy has gradually improved over the past few years, the recovery has been slow and the possibility of a fall-back into recession currently exists. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates historically low through its targeted federal funds rate even though it has increased the federal funds rate once in each of 2015 and 2016 and three times in 2017 and anticipates raising the federal funds rate three or four times in 2018. If the Federal Reserve increases the federal funds rate three or four times in 2018, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. An economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on our financial performance.

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

The Company faces significant competition from many other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business, which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate and the ability to aggressively advertise their products and to allocate considerable resources to locations and products perceived as profitable. There can be no assurance that the Company and the Bank will be able to successfully compete with these entities in the future.

The Company is subject to interest rate risk.

The Company’s earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the spread between the interest rates paid on deposits and other borrowings and the interest rates received on loans and other investments narrows, the Company’s net interest income, and therefore earnings, could be adversely affected. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

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

During the last nine years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. While the Federal Reserve Board raised the targeted federal funds rate and discount rate in 2015, 2016 and 2017, and may further raise the targeted federal funds rate and discount rate in 2018, we believe that interest rates may remain relatively low for the near future. Accordingly, our net interest margin may decline, which may have an adverse effect on our profitability.

The Company is subject to risks associated with speculative construction lending.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases, infrastructure development (i.e., roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas.

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

If our acquisition of NJCB closes and we do not successfully integrate NJCB, or we do not successfully integrate any other banks that we may acquire in the future, the combined bank may be adversely affected.

If the merger of NJCB with and into the Bank is completed, and if we make additional acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined bank after the merger with NJCB, and after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from the merger with NJCB or any future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot assure you that if the merger of NJCB with and into the Bank is consummated or if we make any additional acquisitions in the future, we will be successful in integrating those businesses into our own business.

If the acquisition of NJCB closes, the expected benefits of the merger of NJCB with and into the Bank, or the expected benefits from acquiring another entity, may not be realized if the combined bank does not achieve certain cost savings and other benefits.

Our belief that cost savings and revenue enhancements are achievable as a result of the anticipated merger of NJCB with and into the Bank or in any future acquisition is a forward-looking statement that is inherently uncertain. The combined bank’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined bank.

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

As of December 31, 2017, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 14.5% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

On July 2, 2013, the Federal Reserve approved a final rule (the “Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the FDIC approved an interim final rule (which became final in April 2014 with no substantive changes) that was substantially similar to the Final Rule. Effective January 1, 2015, these new requirements established the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement began phasing in on January 1, 2016, and initially required a buffer amount greater than 0.625% during 2016 in order to avoid these limitations. Following 2016, the required amount of the capital conservation buffer continues to increase each year until January 1, 2019 when the buffer amount must be greater than 2.5% in order to avoid the above limitations.

These regulations define what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under these regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  The Bank’s  CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.74%, 11.74%, 12.55%, and 10.96%,  respectively, at December 31, 2017.

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

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2016 through the end of fiscal year 2017, our stock price fluctuated between a high of $20.80 per share and a low of $11.27 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

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

The FDIC may further increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank's earnings. The FDIC may terminate deposit insurance for an institution if it determines that such institution has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 8,112,292 shares were outstanding on February 28, 2018. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of the Company’s external financial statements. FASB recently adopted new accounting standards related to fair value accounting, measurement of credit losses on financial instruments and accounting for leases that could materially change the Company’s financial statements in the future. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and the Company’s independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition.  In certain cases, the Company could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively), which may result in the Company restating prior period financial statements in material amounts.

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

As of December 31, 2017, approximately 80% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2017, the fair value of our investment portfolio was approximately $217.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Because of changing economic and market conditions affecting issuers and the performance of underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

The Company encounters continuous technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and may reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or to successfully market these products and services to its customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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
We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems, sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC and/or with other banking agencies have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 18 bank branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey. In addition, there is an Operations Center which is leased in Cranbury, New Jersey. The following table provides certain information with respect to our bank branch offices as of February 28, 2018:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2027
Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—
Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021
Hamilton Square Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024
Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2018
Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2019
Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—
Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2019
Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024
Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—
South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2020
Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—
Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—
Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—
Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2026

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2022
Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—
Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2031
Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2019

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol FCCY. The following sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Company.

	High	Low	Dividend Per Share
2017
First Quarter	$20.80	$15.75	$0.05
Second Quarter	18.80	16.75	0.05
Third Quarter	18.55	16.50	—
Fourth Quarter	18.50	17.10	0.06

2016
First Quarter	$13.30	$11.27	$—
Second Quarter	12.85	11.71	—
Third Quarter	13.78	11.78	0.05
Fourth Quarter	20.85	13.25	0.05
Holders

On February 28, 2018, there were approximately 277 registered shareholders of record.

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2012 in (a) the Company's common stock; (b) the SNL US Bank & Thrift Index; (c) the SNL US Bank $500M-$1B Index; and (d) the SNL US Bank $1B-$5B Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Total Return Performance
Index Value
300.00
250.00
200.00
150.00
100.00
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
NASDAQ: FCCY
SNL US Bank & Thrift
SNL US Bank $500M-$1B
SNL US Bank $1B-$5B

			Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
1st Constitution Bancorp	100.00	131.85	130.53	161.98	248.72	245.59
SNL US Bank & Thrift	100.00	136.92	152.85	155.94	196.87	231.49
SNL US Bank $500M-$1B	100.00	129.67	142.26	160.57	216.81	264.51
SNL US Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

On December 31, 2017, the last reported sale price of the Company's common stock was $18.30.

In the past, in lieu of cash dividends to common shareholders, the Company (and its predecessor, the Bank) paid common stock dividends every year from 1993 to 2016, except 2014 due to the acquisition of Rumson-Fair Haven Bank and Trust Company, a New Jersey state commercial bank ("Rumson").

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

In addition, please refer to the discussion under the heading "Shareholders’ Equity and Dividends" under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional restrictions on cash dividends.

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitations will be adjusted for any future stock dividends. The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during 2017.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2017	October 31, 2017	—	$—	—	394,141
November 1, 2017	November 30, 2017	—	—	—	394,141
December 1, 2017	December 31, 2017	—	—	—	394,141
Total		—	$—	—	394,141

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table shows information at December 31, 2017 for all equity compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	142,005	$7.86	127,736
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$7.86	127,736

Item 6.  Selected Financial Data

	As of and for the years ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Summary earnings:
Interest income	$41,663	$39,135	$39,323	$35,888	$27,979
Interest expense	5,498	5,158	4,636	4,658	4,255
Net interest income	36,165	33,977	34,687	31,230	23,724
Provision for loan losses	600	(300)	1,100	5,750	1,077
Net interest income after provision for loan losses	35,565	34,277	33,587	25,480	22,647
Non-interest income	8,240	6,922	6,586	6,814	5,827
Non-interest expense	31,006	27,291	27,447	26,865	20,409
Income before income tax expense	12,799	13,908	12,726	5,429	8,065
Income tax expense	5,871	4,623	4,062	1,073	2,285
Net income	$6,928	$9,285	8,664	$4,356	$5,780
Per share data:
Basic earnings per share	$0.86	$1.17	$1.10	$0.56	$0.88
Diluted earnings per share	0.83	1.14	1.07	0.55	0.86
Cash dividends declared	0.16	0.10	—	—	—
Book value end-of-period (1)	13.81	13.11	12.72	12.21	11.36

Basic weighted average shares outstanding	8,049,981	7,962,121	7,901,278	7,366,955	6,271,989
Common stock equivalents (dilutive)	262,803	215,318	174,474	368,348	313,599
Fully diluted weighted average shares outstanding	8,312,784	8,177,439	8,075,752	7,735,303	6,585,588
Balance sheet data (at period end):
Total assets	$1,079,274	$1,038,213	$967,991	$956,779	$742,325
Securities, available for sale	105,458	103,794	91,422	80,161	99,199
Investment securities	110,267	126,810	123,261	143,638	152,817
Total loans	789,906	724,808	682,121	654,297	373,336
Allowance for loan losses	(8,013)	(7,494)	(7,560)	(6,925)	(7,039)
Total deposits	922,006	834,516	786,757	817,761	638,552
Shareholders' equity	111,653	104,801	95,960	87,110	68,357
Common cash dividends	1,690	399	—	—	—
Selected performance ratios:
Return on average total assets	0.67%	0.93%	0.89%	0.46%	0.72%
Return on average shareholders' equity	6.36%	9.21%	9.49%	5.34%	8.73%
Dividend payout ratio (2)	18.59%	8.62%	n/a	n/a	n/a
Net interest margin	3.81%	3.70%	3.90%	3.84%	3.44%
Non-interest income to average assets	0.80%	0.69%	0.67%	0.61%	0.73%
Non-interest expenses to average assets	3.01%	2.72%	2.81%	2.89%	2.67%

Nonperforming loans to total loans	0.90%	0.72%	0.88%	0.74%	1.69%
Nonperforming assets to total assets	0.66%	0.52%	0.72%	1.11%	1.14%
Allowance for loan losses to nonperforming loans	112.64%	144.17%	125.59%	143.08%	111.34%
Allowance for loan losses to total loans	1.01%	1.03%	1.11%	1.06%	1.89%
Net recoveries/(charge-offs) to average loans	(0.01)%	0.03%	(0.07)%	(1.04)%	(0.30)%
(1) Book value at end-of-period calculated by dividing shareholders' equity by number of outstanding common shares at end of period.
(2) Dividend payout ratio calculated by dividing dividends declared during the year by net income.

	As of and for the years ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Liquidity and capital ratios:
Average loans to average deposits	81.80%	84.58%	83.39%	69.15%	57.15%
Total shareholders' equity to total assets	10.35%	10.09%	9.91%	9.1%	9.21%
Total capital to risk-weighted assets	12.84%	13.24%	13.08%	12.28%	19.29%
Tier 1 capital to risk-weighted assets	12.02%	12.41%	12.18%	11.41%	18.04%
Common equity tier 1 capital ratio to risk-weighted assets	10.19%	10.4%	10.03%	n/a	n/a
Tier 1 leverage ratio	11.23%	10.93%	10.8%	9.53%	10.89%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis is intended to provide information about the financial condition and results of operations of 1st Constitution Bancorp and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

1st Constitution Bancorp (the "Company"), formed in 1999, is the parent holding company for 1st Constitution Bank (the "Bank"), a commercial bank formed in 1989 that provides a wide range of financial services to consumers, businesses and government entities. The Bank's branch network primarily serves Central New Jersey and offers consumer and business banking products delivered through a network of well-trained staff dedicated to a positive client experience and enhancing shareholder value. For purposes of the discussion below, 1st Constitution Capital Trust II (Trust II), a subsidiary of the Company, is not included in the Company's consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2017 contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policies with respect to the methodologies for the determination of the allowance for loan losses and for determining other-than-temporary security impairment involve a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, after giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should the New Jersey market area experience adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Real estate acquired through foreclosure, or a deed-in-lieu of foreclosure, is recorded at fair value less estimated selling costs at the date of acquisition or transfer and, subsequently, fair value less estimated selling costs. Adjustments to the carrying value at the date of acquisition or transfer are charged to the allowance for loan losses. The carrying value of the individual properties is subsequently adjusted to estimated fair value less estimated selling costs, at which time a provision for losses on such real estate is charged to operations if it is lower. Appraisals are critical in determining the fair value of the other real estate owned ("OREO") amount. Assumptions for appraisals are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable.

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets for identical investments (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3). Valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs. The use of different assumptions could have a positive or negative effect on the Company's consolidated financial condition or results of operations.

Securities are evaluated on at least a quarterly basis to determine whether a decline in fair value is other-than-temporary. To determine whether a decline in value is other-than-temporary, management considers the reasons underlying the decline, including, but not limited to, the length of time an investment’s book value is greater than fair value, the extent and duration of the decline and the near-term prospects of the issuer as well as any credit deterioration of the investment. If the decline in value of an investment is deemed to be other-than-temporary, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment.

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax assets that it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

Earnings Summary

2017 compared to 2016

The Company reported net income of $6.9 million or $0.83 per diluted share for the year ended December 31, 2017 compared to net income of $9.3 million or $1.14 per diluted share for the year ended December 31, 2016. For the year ended December 31, 2017, net income decreased $2.4 million, or 25.4%, and net income per diluted share decreased $0.31.

The decrease in net income for 2017 compared to 2016 included additional estimated income tax expense of $1.7 million, or $0.21 per diluted share, due to the revaluation of the Company’s net deferred tax assets. As a result of the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018, the Company revalued its net deferred tax assets to reflect the lower federal corporate income tax rate that would be in effect in future years. Additionally, merger-related expenses on an after-tax basis of $188,000, or $0.02 per diluted share, related to the pending merger of New Jersey Community Bank with and into the Bank, were incurred during the fourth quarter of 2017.

Excluding the additional income tax expense and the merger-related expenses, adjusted net income for the year ended December 31, 2017 was $8.8 million, or $1.06 per diluted share, compared to net income for the year ended December 31, 2016 of $9.3 million, or $1.14 per diluted share, reflecting a decrease of $457,000, or 4.9%, compared to 2016. This decrease was due primarily to an increase of $900,000 in the provision for loan losses and an increase in non-interest expense of $3.7 million, which were partially offset by an increase in net interest income of $2.2 million and an increase of $1.3 million in non-interest income.

Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.67% and 6.36%, respectively, for the year ended December 31, 2017 compared to 0.93% and 9.21%, respectively, for the year ended December 31, 2016. Excluding the additional income tax expense and the merger-related expense, ROAA and ROAE for the year ended December 31, 2017 would have been 0.86% and 8.10%, respectively.

If the lower federal corporate income tax rate had been in effect in 2017, the Company’s reported 2017 income tax expense of $5.9 million, excluding the $1.7 million of tax expense due to the revaluation of the net deferred tax assets, would have been approximately $2.9 million, or $1.3 million lower.

Adjusted net income and adjusted net income per diluted share are non-GAAP measures. The table below shows the major components of net income for the years ended December 31, 2017 and 2016 and a reconciliation of the non-GAAP measures to reported net income discussed above.

			Change in
(Dollars in thousands)	2017	2016	$	%
Net interest income	$36,165	$33,977	$2,188	6.4%
Provision for loan losses	600	(300)	900	(300.0)
Non-interest income	8,240	6,922	1,318	19.0
Non-interest expense	31,006	27,291	3,715	13.6
Net income before income taxes	12,799	13,908	(1,109)	(8.0)
Income taxes	5,871	4,623	1,248	27.0
Net income	6,928	9,285	(2,357)	(25.4)%
Adjustments:
Revaluation of deferred tax assets	1,712	—	1,712	N/A
Merger-related expenses	265	—	265	N/A
Income tax effect of adjustments	(77)	—	(77)	N/A
Total adjustments	1,900	—	1,900	N/A
Adjusted net income	$8,828	$9,285	$(457)	(4.9)%

Earnings per share:
Basic, as reported	$0.86	$1.17	$(0.31)	(26.5)%
Adjustments	0.24	—	0.24	N/A
Basic, as adjusted	$1.10	$1.17	$(0.07)	(6.0)%

Diluted, as reported	$0.83	1.14	$(0.31)	(27.2)%
Adjustments	0.23	—	0.23	N/A
Diluted, as adjusted	$1.06	$1.14	$(0.08)	(7.0)%

Return on average assets:
As reported	0.67%	0.93%

Adjusted net income	$8,828	$9,285
Average assets	1,031,796	1,001,769
As adjusted	0.86%	0.93%
Return on average shareholders' equity:
As reported	6.36%	9.21%

Adjusted net income	$8,828	$9,285
Average shareholders' equity	108,925	100.807
As adjusted	8.10%	9.21%

2016 compared to 2015

The Company reported net income of $9.3 million or $1.14 per diluted share for the year ended December 31, 2016 compared to net income of $8.7 million or $1.07 per diluted share for the year ended December 31, 2015. For the year ended December 31, 2016 net income per diluted share increased 6.5% due to a $621,000, or 7.2%, increase in net income.
The increase in net income for 2016 compared to 2015 was due primarily to the reduction of $1.4 million in the provision for loan losses and a $336,000 increase in non-interest income, which were partially offset by decreases of $710,000 in net interest income and $156,000 in non-interest expense.

ROAA and ROAE were 0.93% and 9.21%, respectively, for the year ended December 31, 2016 compared to 0.89% and 9.49%, respectively, for the year ended December 31, 2015.

The table below shows the major components of net income for the years ended December 31, 2016 and 2015.

			Change in
(Dollars in thousands	2016	2015	$	%
Net interest income	$33,977	$34,687	$(710)	(2.0)%
(Credit) provision for loan losses	(300)	1,100	(1,400)	(127.3)
Non-interest income	6,922	6,586	336	5.1
Non-interest expense	27,291	27,447	(156)	(0.6)
Net income before income taxes	13,908	12,726	1,182	9.3
Income taxes	4,623	4,062	561	13.8
Net income	9,285	8,664	621	7.2%

Earnings per share:
Basic	$1.17	$1.10	$0.07	6.4%
Diluted	1.14	1.07	0.07	6.5

Net Interest Income and Net Interest Margin

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans, investment securities and other earning assets and interest paid on deposits and borrowed funds. This component represented 81%, 83% and 84% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2017, 2016 and 2015, respectively. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities ("Net Interest Spread") and the relative amounts of average earning assets and average interest-bearing liabilities. The Company's net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows as well as general levels of nonperforming assets.

The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2017	2016	2015
Net interest income	$36,165	$33,977	$34,687
Interest rate spread	3.58%	3.50%	3.74%
Net interest margin	3.81	3.70	3.90

The following tables compare the Company’s consolidated average balance sheets, interest income and expense, net interest spreads and net interest margins for the years ended December 31, 2017, 2016 and 2015 (on a fully tax-equivalent basis). The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	December 31, 2017
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest earning assets:
Federal funds sold/short term investments	$27,533	$230	0.84%
Investment securities:
Taxable	140,431	3,326	2.37
Tax-exempt (4)	90,186	3,167	3.51
Total investment securities	230,617	6,493	2.82
Loans: (1)
Commercial real estate	274,192	13,851	4.98
Mortgage warehouse lines	160,756	6,937	4.26
Construction	115,913	6,780	5.77
Commercial business	96,193	5,474	5.63
Residential real estate	41,898	1,777	4.24
Loans to individuals	22,171	903	4.07
Loans held for sale	4,197	202	4.81
Other	1,690	43	2.51
Total loans	717,010	35,967	4.96
Total interest earning assets	975,160	42,690	4.33%
Non-interest earning assets:
Allowance for loan losses	(7,703)
Cash and due from bank	5,371
Other assets	58,968
Total non-interesting earning assets	56,636
Total assets	$1,031,796
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$336,445	$1,440	0.43%
Savings accounts	210,798	1,332	0.63
Certificates of deposit	145,539	1,778	1.22
Borrowed funds	21,139	429	2.03
Redeemable subordinated debentures	18,557	519	2.80
Total interest bearing liabilities	732,478	5,498	0.75%
Non-interest bearing liabilities:
Demand deposits	183,802
Other liabilities	6,591
Total non-interest bearing liabilities	190,393
Shareholders' equity	108,925
Total liabilities and shareholders' equity	$1,031,796
Net interest spread (2)			3.58%
Net interest margin (3)		$37,192	3.81%

(1)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-Performing Assets” for a discussion of the Company’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	The tax-equivalent adjustment was $1.0 million for the year ended December 31, 2017.

	December 31, 2016
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest earning assets:
Federal funds sold/short term investments	$21,041	$88	0.42%
Investment securities:
Taxable	143,461	3,268	2.28
Tax-exempt (4)	81,570	3,075	3.77
Total investment securities	225,031	6,343	2.82
Loans: (1)
Commercial real estate	220,700	12,435	5.56
Mortgage warehouse lines	205,711	8,425	4.04
Construction	93,648	4,896	5.16
Commercial business	102,810	4,953	4.77
Residential real estate	42,694	1,828	4.28
Loans to individuals	23,250	933	4.01
Loans held for sale	7,256	176	2.43
Other	2,367	55	2.29
Total loans	698,436	33,701	4.77
Total interest earning assets	944,508	40,132	4.21%
Non-interest earning assets:
Allowance for loan losses	(7,538)
Cash and due from bank	5,120
Other assets	59,679
Total non-interesting earning assets	57,261
Total assets	$1,001,769
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$301,086	$1,128	0.37%
Savings accounts	206,208	1,208	0.59
Certificates of deposit	152,078	1,708	1.12
Borrowed funds	48,448	687	1.42
Redeemable subordinated debentures	18,557	427	2.30
Total interest bearing liabilities	726,377	5,158	0.71%
Non-interest bearing liabilities:
Demand deposits	166,380
Other liabilities	8,205
Total non-interest bearing liabilities	174,585
Shareholders' equity	100,807
Total liabilities and shareholders' equity	$1,001,769
Net interest spread (2)			3.50%
Net interest margin (3)		$34,974	3.70%

(1)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-Performing Assets” for a discussion of the Company’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	The tax-equivalent adjustments was $1 million for the year ended December 31, 2016.

	December 31, 2015
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest earning assets:
Federal funds sold/short term investments	$23,516	$50	0.21%
Investment securities:
Taxable	125,446	3,167	2.52
Tax-exempt (4)	81,612	3,153	3.86
Total investment securities	207,058	6,320	3.05
Loans: (1)
Commercial real estate	202,939	11,936	5.80
Mortgage warehouse lines	203,074	8,549	4.15
Construction	95,766	5,334	5.49
Commercial business	106,632	5,126	4.75
Residential real estate	43,048	1,796	4.17
Loans to individuals	22,217	934	4.20
Loans held for sale	8,954	246	2.75
Other	1,855	54	2.87
Total loans	684,485	33,975	4.90
Total interest earning assets	915,059	40,345	4.36%
Non-interest earning assets:
Allowance for loan losses	(7,484)
Cash and due from bank	5,887
Other assets	64,563
Total non-interesting earning assets	62,966
Total assets	$978,025
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$300,813	$1,013	0.34%
Savings accounts	196,915	950	0.48
Certificates of deposit	158,754	1,741	1.10
Borrowed funds	38,472	577	1.50
Redeemable subordinated debentures	18,557	355	1.91
Total interest bearing liabilities	713,511	4,636	0.62%
Non-interest bearing liabilities:
Demand deposits	164,348
Other liabilities	8,859
Total non-interest bearing liabilities	173,207
Shareholders' equity	91,307
Total liabilities and shareholders' equity	$978,025
Net interest spread (2)			3.74%
Net interest margin (3)		$35,709	3.90%

(1)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-Performing Assets” for a discussion of the Company’s policy with regard to non-accrual loans.

(2)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	The tax-equivalent adjustments was $1.0 million for the year ended December 31, 2015.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields and funding costs. The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year ended 2017 compared with 2016			Year ended 2016 compared with 2015
	Due to Change in:			Due to Change in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Assets
Federal funds sold/short term investments	$27	$115	$142	$(5)	$43	$38
Investment securities:
Taxable	(69)	127	58	455	(354)	101
Tax-exempt	325	(233)	92	(2)	(76)	(78)
Total investment securities	256	(106)	150	453	(430)	23
Loans:
Commercial real estate	2,973	(1,576)	1,416	1,037	(538)	499
Mortgage warehouse lines	(1,816)	348	(1,488)	108	(232)	(124)
Construction	1,148	710	1,884	(122)	(316)	(438)
Commercial business	(316)	833	521	(187)	14	(173)
Residential real estate	(34)	(17)	(51)	(15)	47	32
Loans to individuals	(43)	13	(30)	43	(44)	(1)
Loans held for sale	(74)	100	26	(47)	(23)	(70)
Other	(16)	4	(12)	15	(14)	1
Total loans	1,822	415	2,266	832	(1,106)	(274)
Total Interest Income	$2,105	$424	$2,558	$1,280	$(1,493)	$(213)
Liabilities
Money market and NOW accounts	132	180	312	1	114	115
Savings accounts	27	97	124	45	213	258
Certificates of deposit	(73)	143	70	(73)	40	(33)
Other Borrowed Funds	(387)	129	(258)	150	(40)	110
Redeemable Subordinated Debentures	—	92	92	—	72	72
Total Interest Expense	(301)	641	340	123	399	522
Net Interest Income	$2,406	$(217)	$2,218	$1,157	$(1,892)	$(735)

2017 compared to 2016

For the year ended December 31, 2017, the Company's net interest income, on a fully tax-equivalent basis, increased by $2.2 million, or 6.3%, to $37.2 million compared to $35.0 million for the year ended December 31, 2016. This increase was due primarily to an increase in average earning assets as well as an increase in the average yield on earning assets, which were partially offset by an increase in interest expense on average interest-bearing liabilities.

Average earning assets were $975.2 million with a yield of 4.33% for 2017 compared to average earning assets of $944.5 million with a yield of 4.21% for 2016. The 75 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since December of 2016 has had a positive effect on the yields of construction, commercial business and warehouse loans with variable interest rate terms.

For the year ended December 31, 2017, interest income on interest bearing assets increased by $2.6 million and interest income on average loans increased by $2.3 million as the average balances of commercial real estate and construction loans grew by $53.5 million and $22.2 million, respectively. For 2017, average loans increased $18.6 million to $717.0 million.

Interest expense on average interest-bearing liabilities was $5.5 million, or 0.75%, for the year ended December 31, 2017 compared to $5.2 million, or 0.71%, for the year ended December 31, 2016. The increase of $340,000 in interest expense on interest-bearing liabilities for 2017 compared to 2016 primarily reflects higher short-term market interest rates and increased competition for deposits in 2017 compared to 2016.

2016 compared to 2015

For the year ended December 31, 2016, the Company's net interest income, on a tax-equivalent basis, decreased by $735,000, or 2.1%, to $35.0 million compared to $35.7 million for the year ended December 31, 2015. This decrease was due primarily to the decrease in the average yield on interest-earning assets and an increase in interest expense on average interest-bearing liabilities.

Interest expense on average interest-bearing liabilities was $5.2 million, or 0.71%, for the year ended December 31, 2016 compared to $4.6 million, or 0.62%, for the year ended December 31, 2015. The increase of $522,000 in interest expense on interest-bearing liabilities for 2016 compared to 2015 primarily reflects higher short-term market interest rates and increased competition for deposits in 2016 compared to 2015. The Federal Reserve Board increased the targeted federal funds rate in December 2015 by 25 basis points, which impacted short-term market interest rates in 2016.

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

The net interest margin for the year ended December 31, 2016 was 3.70% compared to the 3.90% net interest margin recorded for the year ended December 31, 2015, reflecting a decrease of 20 basis points. The decrease in the Company’s net interest income and net interest margin for the year ended December 31, 2016 compared with the corresponding 2015 period was primarily due to the decrease of 15 basis points in the average yield of interest-earning assets to 4.21% for the year ended December 31, 2016 compared to 4.36% for the year ended December 31, 2015 and the increase in the cost of average interest bearing liabilities to 0.71% for the year ended December 31, 2016 compared to 0.62% for the year ended December 31, 2015.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, non-accrual loans and problem loans as identified through internal classifications, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.

In general, over the last three years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which were reflected in the current level of non-performing loans at December 31, 2017. Net charge-offs of commercial business and commercial real estate loans in 2017 and 2016 declined significantly compared to prior years, which resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at December 31, 2017.

2017 compared to 2016

The Company recorded a provision for loan losses of $600,000 for the year ended December 31, 2017 and a credit (negative) provision of $300,000 for the year ended December 31, 2016. For 2017, net charge-offs of $81,000 were recorded compared to net recoveries of $234,000 in 2016. The allowance for loan losses at December 31, 2017 and 2016 totaled $8.0 million and $7.5 million, respectively. The increase in the provision for loan losses for 2017 was primarily attributed to loan growth and an increase in nonperforming loans while the credit (negative) provision for loan losses for 2016 was primarily attributed to the net recovery of loans previously charged off.

At December 31, 2017, non-performing loans totaled $7.1 million compared to $5.2 million at December 31, 2016, an increase of $1.9 million, or 37.5%, and the ratio of non-performing loans to total loans increased to 0.90% at December 31, 2017 from 0.72% at December 31, 2016.

2016 compared to 2015

The Company recorded a credit (negative) provision of $300,000 for the year ended December 31, 2016 and a provision of $1.1 million for the year ended December 31, 2015. Net recoveries of $234,000 were recorded for the year ended December 31, 2016 compared to net charge-offs of $465,000 recorded for the year ended December 31, 2015. The allowance for loan losses at December 31, 2016 and 2015 totaled $7.5 million and $7.6 million, respectively. The decrease in the provision for loan losses for 2016 was primarily attributed to the net recovery of loans previously charged off and the lower historical loan loss factors, which reflected the improvement in loan credit quality, the resolution of non-performing loans and the significant reduction of net charge-offs of commercial and commercial real estate loans in 2016.

At December 31, 2016, non-performing loans decreased by $822,000, or 13.7%, to $5.2 million from $6.0 million at December 31, 2015 and the ratio of non-performing loans to total loans decreased to 0.72% at December 31, 2016 compared to 0.88% at December 31, 2015.

Non-Interest Income

2017 compared to 2016

Total non-interest income for the year ended December 31, 2017 increased to $8.2 million from $6.9 million for the year ended December 31, 2016. This revenue component represented 19% and 17% of the Company’s net revenues for the years ended December 31, 2017 and 2016, respectively.

Service charges on deposit accounts decreased by $119,000 to $596,000 for the year ended December 31, 2017 compared to $715,000 for the year ended December 31, 2016 due primarily to declines in insufficient funds charges.

Gains on sales of loans held for sale increased $1.3 million to $5.1 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016. The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the Small Business Administration ("SBA") in the secondary market.

Gains on the sale of residential mortgage loans were $3.9 million in 2017 compared to $2.2 million in 2016. In 2017, $121.1 million of residential mortgage loans were sold compared to $88.1 million in 2016. The increase in the residential lending activity and gains on the sale of loans was due primarily to the hiring of a new residential lending team in July of 2016.

In 2017, $13.3 million of SBA loans were sold and generated net gains of $1.2 million compared to SBA loans sold and net gains of $17.0 million and $1.6 million, respectively, in 2016.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which totaled $522,000 for the year ended December 31, 2017 compared to $549,000 for the year ended December 31, 2016.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income was $1.8 million for the year ended December 31, 2017 compared to $1.9 million for the year ended December 31, 2016.

2016 compared to 2015

Total non-interest income for the year ended December 31, 2016 increased to $6.9 million from $6.6 million for the year ended December 31, 2015. This revenue component represented 17% and 16% of the Company’s net revenues for the years ended December 31, 2016 and 2015, respectively. In 2015, total non-interest income was negatively impacted by a $692,000 loss on the sale of OREO that was included in other income. Excluding the effect of the loss, non-interest income would have declined $270,000 in 2016 compared to 2015.

Service charges on deposit accounts decreased by $103,000 to $715,000 for the year ended December 31, 2016 compared to $818,000 for the year ended December 31, 2015 due primarily to declines in insufficient funds charges.

Gains on sales of loans held for sale decreased $254,000 to $3.8 million for the year ended December 31, 2016 compared to $4.0 million for the year ended December 31, 2015.  The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the SBA in the secondary market.

Gains on the sale of residential mortgage loans were $2.2 million in 2016 compared to $2.3 million in 2015. In 2016, $88.1 million of residential loans were sold compared to $136.4 million in 2015. The decline in the residential lending activity and gains on the sale of loans was due primarily to the turnover of personnel that occurred in the first two quarters of 2016, which significantly reduced the volume of loans originated and sold in 2016. In July 2016, the Bank hired a new residential lending team of 20 employees, which included residential mortgage loan originators and operations personnel, and the pace of residential lending activity and gains on the sale of loans increased.

In 2016, $17.0 million of SBA loans were sold and generated net gains of $1.6 million compared to SBA loans sold and net gains of $17.5 million and $1.7 million, respectively, in 2015.

Income from BOLI totaled $549,000 for the year ended December 31, 2016 compared to $558,000 for the year ended December 31, 2015.

Other income, including safe deposit box rental income, wire transfer service fees and Automated Teller Machine fees, totaled $1.9 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. Other income in 2015 was negatively impacted by the loss on the sale of OREO of $692,000.

Non-Interest Expenses

The following table presents the major components of non-interest expense:

	Year ended December 31,
(In thousands)	2017	2016	2015
Salaries and employee benefits	$18,804	$16,543	$15,589
Occupancy expense	3,169	3,243	3,362
Data processing expenses	1,314	1,277	1,211
Equipment expense	1,008	917	939
Marketing	225	240	282
Telephone	389	377	449
Regulatory, professional and consulting fees	2,263	1,706	1,681
Insurance	373	303	324
Merger-related expenses	265	—	—
FDIC insurance expense	360	453	660
Other real estate owned expenses	42	74	734
Amortization of intangible assets	384	404	428
Supplies	259	219	248
Other expenses	2,151	1,535	1,540
Total	$31,006	$27,291	$27,447

2017 compared to 2016

For the year ended December 31, 2017, non-interest expenses totaled $31.0 million, an increase of $3.7 million, or 13.6%, when compared to $27.3 million for the year ended December 31, 2016. The increase in non-interest expenses included increases in salaries and employee benefit expenses, regulatory, professional and consulting fees and merger-related expenses.

Salaries and employee benefits, which represents the largest portion of non-interest expenses, increased by $2.3 million, or 13.7%, to $18.8 million compared to $16.5 million for the year ended December 31, 2016 due primarily to increases in commissions paid to residential loan officers and stock-based compensation expense, normal merit increases and increases in employee health benefit costs. Commissions paid to residential loan officers increased by $643,000 as a result of a higher volume of residential mortgage loans originated during 2017. Stock-based compensation and cash incentive compensation increased $292,000 and $151,000, respectively, during 2017 and employee health benefits increased $252,000 during 2017. The increase also reflects the full year effect of the increase in staff in the residential mortgage department, which accounted for $426,000 of the increase in salaries and employee benefits. At December 31, 2017, there were 179 full-time equivalent employees compared to 199 full-time equivalent employees at December 31, 2016.

Occupancy expense totaled $3.2 million for both 2017 and 2016, decreasing $74,000, or 2.3%, from 2016 to 2017 due primarily to a decrease in depreciation expense. For the years ended December 31, 2017 and 2016, equipment expense was $1.0 million and $917,000, respectively, reflecting an increase of $91,000, or 9.9%, from 2016 to 2017.

The cost of data processing services remained relatively flat at $1.3 million for the years ended December 31, 2017 and 2016.

Regulatory, professional and consulting fees increased by $557,000, or 32.7%, to $2.3 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016. The level of regulatory, professional and consulting fees has increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and increased external and internal professional audit fees as well as loan collection and litigation costs. .

FDIC insurance expense decreased to $360,000 for the year ended December 31, 2017 compared to $453,000 for the year ended December 31, 2016 due to a lower assessment rate that reflected the improvement in asset quality and the continued improvement in the Company's financial performance in 2017.

OREO expenses decreased to $42,000 in 2017 from $74,000 for 2016 due primarily to the low amount of OREO assets held during 2017. At December 31, 2017, the Company held no OREO compared to one commercial real estate property with a carrying value of $166,000 held as OREO at December 31, 2016. In 2017 and 2016, the Company sold $626,000 and $1.0 million of OREO properties, respectively.

Amortization of intangible assets decreased $20,000 to $384,000 for the year ended December 31, 2017 compared to $404,000 for the year ended December 31, 2016 due to the lower amortization of core deposit intangibles.

Other expenses were $2.2 million for the year ended December 31, 2017 compared to $1.5 million for the year ended December 31, 2016. During 2017, management updated its deferred loan origination cost analysis and methodology, which resulted in the identification of approximately $500,000 of deferred loan origination costs at December 31, 2016 that were charged to expense in the first quarter of 2017. The balance of the increase was due to smaller increases in various expense categories.

2016 compared to 2015

Total non-interest expenses decreased by $156,000, or 0.6%, to $27.3 million for the year ended December 31, 2016 from $27.4 million for the year ended December 31, 2015. The decrease in non-interest expenses included decreases in OREO expense, FDIC insurance expense and occupancy expense, which were partially offset by an increase in salaries and employee benefit expenses.

Salaries and employee benefits increased by $954,000, or 6.1%, to $16.5 million for the year ended December 31, 2016 compared to $15.6 million for the year ended December 31, 2015. The increase in salaries and employee benefits for 2016 was due primarily to an increase in salaries for additional commercial loan, business development and residential mortgage personnel, increases in commissions paid to residential loan officers, regular merit increases and increased employee health benefit costs.  At December 31, 2016, there were 199 full-time equivalent employees compared to 195 full-time equivalent employees at December 31, 2015.

Occupancy expense decreased by $119,000, or 3.5%, to $3.2 million for 2016 compared to $3.4 million for 2015. The decrease in occupancy expense for the year ended December 31, 2016 was primarily attributable to a decrease in depreciation expense, which was partially offset by increases in rent and real estate tax expense related to the addition of four residential loan production offices in the third quarter of 2016.

The cost of data processing services increased to $1.3 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015 and reflects the growth of the loan portfolio and the increase in deposits.

Regulatory, professional and consulting fees increased slightly by $25,000, or 1.5%, to $1.7 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015.  The level of regulatory, professional and consulting fees has increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and increased external and internal professional audit fees related to the implementation of the COSO 2013 internal control framework in 2015 and management's required 2016 year-end attestation regarding internal controls on financial reporting (Section 404 of the Sarbanes-Oxley Act).

OREO expenses decreased by $660,000 to $74,000 for 2016 compared to $734,000 for 2015 due primarily to the significant reduction in OREO assets in 2015. OREO expenses for 2015 included approximately $382,000 of write-downs of OREO. At December 31, 2016, the Company held one commercial real estate property with a carrying value of $166,000 as OREO compared to one commercial real estate property with a carrying value of $1.0 million at December 31, 2015. In 2016 and 2015, the Company sold $1.0 million and $6.0 million of OREO properties, respectively.

FDIC insurance expense decreased to $453,000 for the year ended December 31, 2016 compared to $660,000 for the year ended December 31, 2015 due to a lower assessment rate that reflected the improvement in asset quality and the continued improvement in the Company's financial performance in 2016.

Amortization of intangible assets decreased $24,000 to $404,000 for the year ended December 31, 2016 compared to $428,000 for the year ended December 31, 2015 due to the lower amortization of core deposit intangibles.

Other operating expenses were $1.5 million for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

2017 compared to 2016

The Company recorded income tax expense of $5.9 million in 2017 compared to income tax expense of $4.6 million in 2016. The increase in income tax expense in 2017 compared to 2016 was primarily due to the recording of additional estimated income tax expense of $1.7 million due to the revaluation of the deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduced the maximum federal corporate income tax rate to 21% from 35%, effective January 1, 2018, which required the Company to revalue its deferred tax assets.

The effective tax rate for 2017 was 45.9% and absent the additional $1.7 million of tax expense, it would have been 32.5%. The effective tax rate for 2016 was 33.2%.

2016 compared to 2015

The Company recorded income tax expense of $4.6 million for 2016 compared to income tax expense of $4.1million for 2015 primarily due to a $1.2 million increase in pre-tax income for 2016 compared to 2015. The Company’s effective tax rate increased to 33.2% in 2016 from 31.9% in 2015 due to the lower proportion of tax exempt interest income to pre-tax income in 2016 compared to 2015.

Financial Condition

Cash and Cash Equivalents

At December 31, 2017, cash and cash equivalents totaled $18.8 million compared to $14.9 million at December 31, 2016.

Investment Securities

 Amortized cost, gross unrealized gains and losses and the fair value by security type for the available for sale portfolio at December 31, 2017 and 2016 are as follows:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations - GSE	27,688	18	(381)	27,325
Residential mortgage-backed securities - GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Single-issuer trust preferred debt securities	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
Total	$106,029	$400	$(971)	$105,458

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations-GSE	22,647	58	(145)	22,560
Residential mortgage backed securities – GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities – single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
Total	$104,258	$608	$(1,072)	$103,794
Amortized cost, carrying value, gross unrealized gains and losses and the fair value by security type for the held to maturity portfolio at December 31, 2017 and 2016 are as follows:

	2017
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury securities and obligations of U.S.government sponsored corporations (“GSE”)	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations – GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities- GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
Total	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

	2016
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury securities and obligations of U.S. government sponsored corporations (“GSE”)	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations – GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities -GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
Total	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

The investment securities portfolio totaled $215.7 million, or 20.0% of total assets, at December 31, 2017 compared to $230.6 million, or 22.2% of total assets, at December 31, 2016. Proceeds from maturities and prepayments for the year ended December 31, 2017 totaled $75.7 million while purchases of investment securities totaled $70.3 million during this period. Proceeds on sales of investment securities totaled $8.6 million with net gains totaling $129,000 for the year ended December 31, 2017. On an average balance basis, the investment securities portfolio represented 23.6% and 23.8% of average interest-earning assets for the years ended December 31, 2017 and 2016, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns. At December 31, 2017, available-for-sale securities amounted to $105.5 million, which was an increase of $1.7 million from $103.8 million at December 31, 2016.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$473	$473	1.84%
Due after one year through five years	24,661	24,612	2.54
Due after five years through ten years	27,307	27,131	2.72
Due after ten years	53,588	53,242	2.69
Total	$106,029	$105,458	2.66%

(Dollars in thousands)	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$28,750	$28,780	1.89%
Due after one year through five years	17,793	18,419	4.85
Due after five years through ten years	18,845	19,235	3.55
Due after ten years	44,879	45,431	3.09
Total	$110,267	$111,865	3.14%

Proceeds from maturities and prepayments of securities available for sale amounted to $25.8 million for the year ended December 31, 2017 compared to $23.4 million for the year ended December 31, 2016. At December 31, 2017, the portfolio had net unrealized losses of $571,000 compared to net unrealized losses of $464,000 at December 31, 2016. These unrealized losses are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2017, securities held to maturity were $110.3 million, reflecting a decrease of $16.5 million from $126.8 million at December 31, 2016.  The fair value of the held-to-maturity portfolio at December 31, 2017 was $111.9 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2017 and 2016. See Note 2 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2017 totaled $4.3 million compared to $14.8 million at December 31, 2016. The total loans originated for sale was $110.8 million for 2017 compared with $97.0 million for 2016. At December 31, 2017, residential mortgage loans held for sale totaled $2.3 million and SBA loans held for sale totaled $2.0 million. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA loans.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial real estate mortgage loans and income producing commercial real estate loans. Total loans averaged $717.0 million for the year ended December 31, 2017, an increase of $18.6 million, or 2.7%, compared to an average of $698.4 million for the year ended December 31, 2016. At December 31, 2017, total loans amounted to $789.9 million, which was an increase of $65.1 million, or 9.0%, when compared to $724.8 million at December 31, 2016. The average yield earned on the loan portfolio was 4.96% for the year ended December 31, 2017 compared to 4.77% for the year ended December 31, 2016, which was an increase of 19 basis points.

The following table represents the components of the loan portfolio as of the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$308,924	39%	$242,393	34%	$207,250	30%	$198,211	30%	$98,390	26%
Mortgage warehouse lines	189,412	24	216,259	30	216,572	32	179,172	27	116,951	31
Construction	136,412	17	96,035	13	93,745	14	95,627	15	51,002	14
Commercial business	92,906	12	99,650	14	99,277	15	110,771	17	82,348	22
Residential real estate	40,494	5	44,791	6	40,744	6	46,446	7	13,764	4
Loans to individuals	21,025	3	23,736	3	23,074	3	23,156	4	9,766	3
Other	183	—	207	—	233	—	199	—	171	—
Deferred loan costs, net	550	—	1,737	—	1,226	—	715	—	944	—
Total	$789,906	100%	$724,808	100%	$682,121	100%	$654,297	100%	$373,336	100%

Commercial business and commercial real estate loans averaged $370.4 million for the year ended December 31, 2017, an increase of $46.9 million when compared to the average of $323.5 million for the year ended December 31, 2016. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business (owner-occupied properties) and loans to real estate investors to finance the acquisition and/or improvement of income producing commercial properties. The average yield on the commercial business loans was 5.63% in 2017 compared to 4.77% in 2016. The average yield on commercial real estate loans was 4.98% and 5.56% for 2017 and 2016, respectively.

Construction loans averaged $115.9 million for the year ended December 31, 2017, an increase of $22.3 million, or 23.8%, compared to the average of $93.6 million for the year ended December 31, 2016. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Company and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the construction loan portfolio increased 61 basis points to 5.77% for 2017 from 5.16% for 2016.

The mortgage warehouse lines component of the loan portfolio decreased by $26.8 million to $189.4 million at December 31, 2017 compared to $216.3 million at December 31, 2016. During 2017, $3.5 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group compared to $3.8 billion of mortgage loans financed in 2016.

 The Company’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”). The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Company at the time of repayment. The Company had outstanding warehouse line of credit advances of $189.4 million at December 31, 2017 compared to $216.3 million at December 31, 2016. During 2017 and 2016, warehouse lines of credit advances averaged $160.8 million and $205.7 million, respectively, and yielded 4.26% and 4.04%, respectively. The decline in the warehouse lines of credit advances in 2017 compared to 2016 reflected the decline in residential mortgage refinancing activity in 2017 compared to 2016 due, in general, to higher market interest rates for residential mortgages in 2017 than in 2016. The number of active mortgage banking customers was 44 in 2017 compared to 45 in 2016.

Average residential real estate loans decreased $796,000 to $41.9 million at December 31, 2017 compared to $42.7 million at December 31, 2016. Loans to individuals, which are comprised primarily of home equity loans, averaged $22.2 million during December 31, 2017 compared to $23.3 million during 2016.

The following table provides information concerning the maturities and interest rate sensitivity of the loan portfolio at December 31, 2017.

	Maturity Range
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial real estate	$36,071	$225,745	$47,108	$308,924
Mortgage warehouse lines	189,412	—	—	189,412
Construction	129,396	7,016	—	136,412
Commercial business	49,898	35,479	7,529	92,906
Residential real estate	5,611	16,290	18,593	40,494
Loans to individuals and other loans	18,448	750	2,010	21,208
Total	$428,836	$285,280	$75,240	$789,356

Fixed rate loans	$17,373	$78,655	$50,446	$146,474
Floating rate loans	411,463	206,625	24,794	642,882
Total	$428,836	$285,280	$75,240	$789,356

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on a non-accrual basis and (2) loans that are contractually past due 90 days or more as to interest and principal payments but have not been classified as non-accrual. Included in non-accrual loans are loans whose terms have been previously restructured to provide a reduction or deferral of interest and/or principal due to financial difficulties of the borrower that have not performed in accordance with the restructured terms.

The Company’s policy with regard to non-accrual loans is that, generally, loans are placed on a non-accrual status when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

During 2017, $4.6 million of loans were transferred to non-accrual status and $2.7 million of loans were resolved. As a result, non-performing loans increased by $1.9 million to $7.1 million at December 31, 2017 from $5.2 million at December 31, 2016.

At December 31, 2017, non-performing loans were comprised of three commercial real estate loans aggregating $2.5 million, one residential mortgage loan with an outstanding principal balance of $69,000, nine commercial business loans aggregating $4.2 million and five home equity loans aggregating $368,000.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-Performing loans:
Loans 90 days or more past due and still accruing	$—	$24	$—	$317	$—
Non-accrual loans	7,114	5,174	6,020	4,523	6,322
Total non-performing loans	7,114	5,198	6,020	4,840	6,322
Other real estate owned	—	166	966	5,710	2,136
Other repossessed assets	—	—	—	66	—
Total non-performing assets	7,114	5,364	6,986	10,616	8,458
Performing troubled debt restructurings	3,728	864	1,535	3,925	3,859
Performing troubled debt restructurings and total non-performing assets	$10,842	$6,228	$8,521	$14,541	$12,317

Non-performing loans to total loans	0.90%	0.72%	0.88%	0.74%	1.69%
Non-performing loans to total loans excluding warehouse lines	1.18	1.02	1.29	1.02	2.47
Non-performing assets to total assets	0.66	0.52	0.72	1.11	1.14
Non-performing assets to total assets excluding mortgage warehouse lines	0.80	0.65	0.93	1.37	1.35
Total non-performing assets and performing troubled debt restructurings to total assets	0.88	0.60	0.88	1.52	1.66

As the table demonstrates, non-performing loans to total loans increased to 0.90% at December 31, 2017 from 0.72% at December 31, 2016. Loan quality was stable and the loan portfolio is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional interest income before taxes amounting to $514,000, $522,000 and $471,000 would have been recognized in 2017, 2016 and 2015, respectively, if interest on all loans had been recorded based upon their original contract terms.

Non-performing assets increased by $1.7 million to $7.1 million at December 31, 2017 from $5.4 million at December 31, 2016. Non-performing loans increased $1.9 million to $7.1 million at December 31, 2017 from $5.2 million at December 31, 2016 and other real estate owned decreased to zero at December 31, 2017 from $166,000 at December 31, 2016. In 2017, the Company transferred $455,000 of non-performing loans to OREO and sold $626,000 in OREO properties. In 2016, $141,000 of non-performing loans were transferred to OREO and one OREO property with a carrying value of $1.0 million was sold during the year. The Company did not record loss provisions against OREO during 2017 or 2016 compared to loss provisions recorded against OREO properties of $382,000 during 2015.

Non-performing assets represented 0.66% of total assets at December 31, 2017 compared to 0.52% at December 31, 2016.

At December 31, 2017, the Company had ten loans totaling $5.5 million that were troubled debt restructurings. Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.7 million are considered performing.

At December 31, 2016, the Company had nine loans totaling $4.5 million that were troubled debt restructurings. Five of these loans totaling $3.6 million are included in the above table as non-accrual loans and the remaining four loans totaling $864,000 were considered performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At December 31, 2017, there were no loans acquired with evidence of deteriorated credit quality that were not classified as non-performing loans, while loans acquired with evidence of deteriorated credit quality totaling $439,000 at December 31, 2016 were not classified as non-performing loans.

Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past-due ten days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. In addition, delinquency notices are system generated when loans are five days past-due and again at 15 days past-due.

In most cases, the Company’s loan collateral is real estate and when the collateral is foreclosed upon, the real estate is carried at fair market value less the estimated selling costs. The amount, if any, by which the recorded amount of the loan exceeds the fair market value of the collateral less estimated selling costs is a loss that is charged to the allowance for loan losses at the time of foreclosure or repossession. Resolution of a past-due loan can be delayed if the borrower files a bankruptcy petition because a collection action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy code.

During the first quarter of 2017, the Company was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility had further deteriorated. The Company downgraded the loan, which had a balance of $4.0 million, and placed it on non-accrual. In the second quarter, the borrower was recapitalized through an equity contribution by new investors and the loan was paid down by $906,000 and all interest was brought current. All loan payments for this borrower are current at December 31, 2017. Management continues to closely monitor the borrower's financial position.

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

The Company’s primary lending emphasis is the origination of commercial business, commercial real estate and construction loans and mortgage warehouse lines of credit. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

All, or part, of the principal balance of commercial business, commercial real estate and construction loans are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans and the entire allowance is available to absorb any and all loan losses.

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements and is consistent with U.S. GAAP and interagency supervisory guidance. The allowance for loan losses methodology consists of two major components.  The first component represents an estimation of losses associated with individually identified impaired loans. The second major component estimates losses on groups of loans with similar risk characteristics. The Company’s methodology results in an allowance for loan losses that includes a specific reserve for impaired loans, an allocated reserve and an unallocated portion.

When analyzing groups of loans, the Company follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience, adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•Delinquencies and non-accruals;
•Portfolio quality;
•Concentration of credit;
•Trends in volume of loans;
•Quality of collateral;
•Policy and procedures;
•Experience, ability and depth of management;
•Economic trends – national and local; and
•External factors – competition, legal and regulatory.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed on non-accrual status. Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses.

The specific allowance for impaired loans is established for specific loans that have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third party qualified appraisal firms, which, in turn, employ their own criteria and assumptions that may include occupancy rates, rental rates and property expenses, among others.

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of outstanding loans that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical estimation for each loan pool is then adjusted for qualitative factors, such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and non-accrual trends. These factors are evaluated for each class of the loan portfolio and may have positive or negative effects on the allocated allowance for the loan portfolio segment. The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for each of the loan segments.

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

The following discusses the risk characteristics of each of our loan portfolios.

Commercial Business

The Company offers a variety of commercial loan services, including term loans, lines of credit and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. Commercial business loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial business loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes, as collateral, a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Company occasionally makes commercial business loans on an unsecured basis. Generally, the Company requires personal guarantees of its commercial business loans to offset the risks associated with such loans.

Much of the Company's lending is in northern and central New Jersey. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

Commercial Real Estate

Commercial real estate loans are made to businesses to expand their facilities and operations and to real estate operators to finance the acquisition of income producing properties. The Company's loan policy requires that borrowers have sufficient cash flow to meet the debt service requirements and the value of the property meets the loan-to-value criteria set in the loan policy. The Company monitors loan concentrations by borrower, by type of property and by location and other criteria.

The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company's loans are located strongly influence the level of the Company's non-performing loans. A decline in the New Jersey real estate market could adversely affect the Company's loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company's loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

Construction Financing

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential and commercial properties. First mortgage construction loans are made to developers and builders primarily for single family homes and multi-family buildings that are presold or are to be sold or leased on a speculative basis.

The Company lends to builders and developers with established relationships, successful operating histories and sound financial resources. Management has established underwriting and monitoring criteria to minimize the inherent risks of real estate construction lending. The risks associated with speculative construction lending include the borrower's inability to complete the construction process on time and within budget, the sale or rental of the project within projected absorption periods and the economic risks associated with real estate collateral. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases and infrastructure development (i.e., roads, utilities, etc.) as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale or rental of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Funding Group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment.

As a separate class of the total loan portfolio, the warehouse loan portfolio is individually analyzed as a whole for allowance for loan losses purposes.  Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008, there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

Consumer

The Company’s consumer loan portfolio segment is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals. The principal risk is the borrower becomes unemployed or has a significant reduction in income.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type and historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of year	$7,494	$7,560	$6,925	$7,039	$7,151
Provision (credit) charged to operating expenses	600	(300)	1,100	5,750	1,077
Loans charged off:
Construction loans	—	—	—	—	(562)
Residential real estate loans	(101)	—	—	(15)	—
Commercial and commercial real estate loans	(61)	(157)	(477)	(5,906)	(594)
Loans to individuals	—	—	(14)	(1)	(52)
All other loans	—	(1)	—	—	—
	(162)	(158)	(491)	(5,922)	(1,208)
Recoveries:
Construction loans	—	—	—	—	—
Residential real estate loans	—	—	—	—	—
Commercial and commercial real estate loans	64	386	20	58	19
Loans to individuals	4	6	6	—	—
All other loans	13	—	—	—	—
	81	392	26	58	19
Net (charge offs) recoveries	(81)	234	(465)	(5,864)	(1,189)
Balance, end of year	$8,013	$7,494	$7,560	$6,925	$7,039
Loans:
At year end	$789,906	$724,808	$682,121	$654,297	$373,336
Average during the year	717,010	698,436	684,485	556,362	399,462
Net recoveries (charge offs) to average loans outstanding	(0.01)%	0.03%	(0.07)%	(1.04)%	(0.30)%
Net recoveries (charge-offs) to average loans, excluding mortgage warehouse loans	(0.01)%	0.05%	(0.10)%	(1.36)%	(0.48)%
Allowance for loan losses to:
Total loans at year end	1.01%	1.03%	1.11%	1.06%	1.89%
Total loans at year end excluding mortgage warehouse lines and related allowance	1.19%	1.28%	1.44%	1.27%	2.52%
Non-performing loans	112.64%	144.17%	125.59%	143.08%	111.34%

At December 31, 2017, the allowance for loan losses was $8.0 million compared to $7.5 million at December 31, 2016, an increase of $519,000. The ratio of the allowance for loan losses to total loans at December 31, 2017 and 2016 was 1.01% and 1.03%, respectively. The allowance for loan losses as a percentage of non-performing loans was 112.64% at December 31, 2017 compared to 144.17% at December 31, 2016.

The allowance for loan losses increased in 2017 due primarily to a provision for $600,000, which reflected net charge-offs of $81,000, compared to a negative provision for loan losses in the amount of $300,000 in 2016 that was partially offset by net recoveries of $234,000.

The allowance for loan losses decreased as a percentage of total loans to 1.01% at December 31, 2017 from 1.03% at December 31, 2016 due primarily to the lower historical loss factors for commercial business and commercial real estate loans. With respect to the loans acquired from Rumson-Fair Haven Bank and Trust Company, at December 31, 2017, the total credit risk adjustment was approximately $420,000 and was comprised of a non-accretive credit discount of $26,000 and an accretive general credit risk fair value discount of $394,000 compared to the total risk adjustment of $655,000 at December 31, 2016, which was comprised of a non-accretive credit discount of $215,000 and an accretive general credit risk fair value discount of $440,000.

Management believes that the quality of the loan portfolio remains sound, considering the economic climate and economy in the State of New Jersey, and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following tables present the allocation of the allowance for loan losses among loan classes and certain other information as of the dates indicated. The total allowance is available to absorb losses from any segment of loans.

	December 31,
(Dollars in thousands)	2017			2016			2015
	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans
Commercial real estate	$2,949	0.95%	39%	$2,574	1.06%	34%	$3,049	1.47%	30%
Commercial business	1,720	1.85	12	1,732	1.74	14	2,005	2.02	15
Construction loans	1,703	1.25	17	1,204	1.25	13	1,025	1.09	14
Residential real estate	392	0.97	5	367	0.82	6	288	0.71	6
Loans to individuals and other	114	0.54	3	112	0.47	3	109	0.47	3
Subtotal	6,878	1.15	76	5,989	1.18	70	6,476	1.39	68
Mortgage warehouse lines	852	0.45	24	973	0.45	30	866	0.40	32
Unallocated reserves	283	—	—	532	—	—	218	—	—
Total	$8,013	1.01%	100%	$7,494	1.03%	100%	$7,560	1.11%	100%

	December 31,
	2014			2013
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate	$2,393	1.21%	30%	$3,022	3.07%	26%
Commercial business	1,761	1.59	17	1,272	1.54	22
Construction loans	1,215	1.27	15	1,205	2.36	14
Residential real estate	197	0.42	7	165	1.20	4
Loans to individuals and other	131	0.56	4	111	1.12	3
Subtotal	5,697	1.20	73	5,775	2.26	69
Mortgage warehouse lines	896	0.50	27	585	0.50	31
Unallocated reserves	332	—	—	679	—	—
Total	$6,925	1.06%	100%	$7,039	1.89%	100%

The allowance for loan losses, excluding the portion related to mortgage warehouse lines, increased to $7.2 million at December 31, 2017 from $6.5 million at December 31, 2016.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$196,509	21%	—%	$170,854	20%	—%
Interest bearing demand	372,133	41%	0.43%	310,103	37%	0.37%
Savings	215,197	23%	0.63%	205,294	25%	0.59%
Total core deposits	$783,839	85%	0.38%	$686,251	82%	0.35%

Certificates of deposit	$138,167	15%	1.22%	$148,265	18%	1.12%

Total	$922,006	100%	0.52%	$834,516	100%	0.49%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2017.

(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of $100,000 or more	$17,372	$10,822	$21,127	$40,036	$89,357
Certificates of deposit less than $100,000	9,676	7,700	9,596	21,838	48,810
Total	$27,048	$18,522	$30,723	$61,874	$138,167

The following table illustrates the components of average total deposits for the years indicated:

	2017		2016		2015
(Dollars in thousands)	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$183,802	21%	$166,380	20%	$164,348	20%
Interest bearing demand	336,445	38%	301,086	36%	300,813	37%
Savings	210,798	24%	206,208	25%	196,915	24%
Certificates of deposit	145,539	17%	152,078	19%	158,754	19%
Total	$876,584	100%	$825,752	100%	$820,830	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus on the building and expanding of long-term relationships. Deposits for the year ended December 31, 2017 averaged $876.6 million, an increase of $50.8 million, or 6.2%, compared to $825.8 million for the year ended December 31, 2016. At December 31, 2017, total deposits were $922.0 million, an increase of $87.5 million, or 10.5%, from $834.5 million at December 31, 2016. The increase in total deposits in 2017 was due principally to an increase of $62.0 million in interest-bearing demand deposits, a $25.7 million increase in non-interest bearing demand deposits and a $9.9 million increase in savings deposits, which were partially offset by a $10.1 million decrease in certificates of deposits. The average cost of the Company’s interest-bearing deposit accounts for 2017 was 0.66%, an increase from the average cost of 0.61% for 2016.

Average non-interest bearing demand deposits increased by $17.4 million, or 10.5%, to $183.8 million for the year ended December 31, 2017 from $166.4 million for the year ended December 31, 2016. At December 31, 2017, non-interest bearing demand deposits totaled $196.5 million, an increase of $25.7 million, or 15.0%, compared to $170.9 million at December 31, 2016.  Non-interest bearing demand deposits made up 21.3% of total deposits at December 31, 2017 compared to 20.5% at December 31, 2016 and represent a stable, interest-free source of funds.

In 2017, the average balance of savings accounts increased by $4.6 million to $210.8 million compared to an average balance of $206.2 million in 2016. Savings accounts increased by $9.9 million, or 4.8%, to $215.2 million at December 31, 2017 from $205.3 million at December 31, 2016. The average cost of savings deposits was 0.63% for 2017 compared to 0.59% in 2016.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market and NOW accounts and the Company’s premier money market product, 1st Choice account, increased by $35.4 million, or 11.7%, to an average of $336.4 million for 2017 from an average of $301.1 million for 2016. At December 31, 2017, interest-bearing demand deposits were $372.1 million compared to $310.1 million at December 31, 2016. The average cost of interest-bearing demand deposits was 0.43% for 2017 compared to 0.37% in 2016.

 Certificates of deposit at December 31, 2017 were $138.2 million, a decrease of $10.1 million from $148.3 million at December 31, 2016. The average cost of certificates of deposits increased to 1.22% in 2017 from 1.12% in 2016.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased and are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds decreased by $27.3 million to $21.1 million for 2017 from an average balance of $48.4 million for 2016 due to an decrease in overnight borrowings in 2017 as well as the repayment of one long-term FHLB advance of $10.0 million at maturity. The average cost of other borrowed funds increased 61 basis points to 2.03% for 2017 compared to 1.42% for 2016 because of the increase in short-term market interest rates.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $6.9 million, or 6.5%, to $111.7 million at December 31, 2017 from $104.8 million at December 31, 2016. Book value per common share was $13.81 at December 31, 2017 compared to $13.11 at December 31, 2016. The ratio of average shareholders’ equity to total average assets was 10.56% and 10.06% for 2017 and 2016, respectively. The increase in shareholders’ equity from December 31, 2016 to December 31, 2017 was primarily the result of net income for 2017, which was partially offset by dividends paid.

In lieu of cash dividends, the Company (and its predecessor, the Bank) declared a stock dividend every year for the years 1992 through 2012 and paid such dividends every year for the years 1993 through 2013. The Company declared two stock dividends in 2015 and did not declare a stock dividend in 2014 or 2013. The Company began declaring and paying cash dividends in September 2016. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation.  For information on regulatory capital, see “Capital Adequacy” in the “Supervision and Regulation” section under Item 1. “Business” and Note 18, "Regulatory Capital Requirements" of the Notes to Consolidated Financial Statements.

The Company believes that its shareholders’ equity and regulatory capital position are adequate to support the planned operations of the Company for the foreseeable future.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2017, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015) and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

The Company's and the Bank's regulatory capital ratios, excluding the impact of the capital conservation buffer, as of December 31, 2017 are as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Common Equity Tier 1	$99,839	10.19%	$44,106	4.50%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6.00%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4.00%	N/A	N/A
Bank
Common Equity Tier 1	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

At December 31, 2017, the Company and the Bank met all the regulatory capital adequacy requirements to which they are subject and were classified as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2017 that would materially adversely change the Company’s or the Bank’s capital classifications. Management believes that the Company’s and the Bank’s capital resources are adequate to support the planned merger with New Jersey Community Bank and the Company’s and the Bank’s current strategic and operating plans. The Company and the Bank do not expect any material changes in the mix and relative cost of their capital resources in 2018.

The Company and the Bank do not have material commitments for capital expenditures at December 31, 2017. Any non-material commitments for capital expenditures are in the ordinary course of business and will be funded through cash flow from operations in 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business the Company enters into various transactions that, in accordance with U.S. GAAP, are not included on the balance sheet. The Company issues off-balance sheet financial instruments in connection with its lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans, lines of credit and commercial and standby letters of credit. These instruments carry various degrees of credit risk and market risk, which are essentially the same risks involved in extending loans. The Company generally follows the same credit and collateral policies in making these commitments and conditional obligations as it does for instruments recorded on the Company’s consolidated balance sheet. Many of these commitments and conditional obligations are expected to expire without being drawn, and the contractual amounts do not necessarily represent future cash requirements. These off-balance sheet arrangements have not had and are not reasonably likely to have a current or future material effect on the Company’s financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

The financial instrument commitments at December 31, 2017 were as follows:

(In thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Commercial and standby letters of credit	$1,220	$—	$—	$—	$1,220
Commitments to fund loans	57,500	—	—	—	57,500
Commitments to extend credit	239,619	147,945	—	—	387,564
Commitments to sell residential loans	7,908	—	—	—	7,908
Total	$306,247	$147,945	$—	$—	$454,192

Commercial and standby letters of credit

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a specified financial obligation of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential future payments that the Company could be required to make was $1.2 million at December 31, 2017.

Commitments to fund loans

Commitments to fund loans are legally binding loan commitments with set expiration dates and specified interest rates as well as for specific purposes. These loan commitments are intended to be disbursed, subject to the satisfaction of certain conditions, upon the request of the borrower.

Commitments to extend credit

The Company issues lines of credit to commercial businesses, to owners of commercial real estate, for the construction or acquisition of real estate properties and to consumers for home equity and personal expenditures. Many of these commitments may not be drawn but are available to the borrower under the terms of the loan agreement.

Commitments to sell residential loans

The Company enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale), or it expects to close (commitments to originate loans to be sold). These commitments are utilized to reduce the Company’s market price risk from the date of commitment to the date of sale. The notional amount of the forward sales commitments was approximately $7.9 million at December 31, 2017.

The following table presents additional information regarding the Company’s outstanding contractual obligations as of December 31, 2017:

	Payments Due by Period
(In thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Operating leases	$1,281	$2,025	$1,531	$2,675	$7,512
Borrowed funds and subordinated debentures	20,500	—	—	18,557	39,057
Certificates of deposit	76,293	42,656	19,218	—	138,167
Retirement benefit obligation projected	4,509	—	—	—	4,509
Total contractual obligations:	$102,583	$44,681	$20,749	$21,343	$189,245

Liquidity

At December 31, 2017, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.

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

The Company has established a borrowing relationship with the FHLB, which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets. Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $539.6 million, of its total assets at December 31, 2017. In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee. These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to the FHLB as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2017, the Bank had available borrowing capacity of $140.3 million at the FHLB of New York. At December 31, 2016, the Bank had available borrowing capacity of $125.8 million at the FHLB of New York. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2017, the balance of cash and cash equivalents was $18.8 million.

Net cash provided by operating activities totaled $22.1 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $2.6 million for the year ended December 31, 2016.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities. Cash was used in operations primarily for originating loans held for sale. The increase in net cash provided by operating activities was due primarily to net cash provided by the origination and sale of loans totaling $10.6 million in 2017 compared to $9.0 million of cash used in the origination and sale of loans in 2016.

Net cash used in investing activities totaled $51.8 million for the year ended December 31, 2017 compared to $60.7 million for the year ended December 31, 2016. The cash used in lending activities was $65.6 million in 2017 compared to $42.8 million in 2016. This higher use of cash was partially offset by cash provided by investment securities transactions of $14.0 million in 2017 compared to net cash used in investing activities of $17.7 million in 2016.

Net cash provided by financing activities totaled $33.5 million for the year ended December 31, 2017 compared to $61.6 million for the year ended December 31, 2016.  The net cash provided by financing activities in 2017 was due primarily to the net increase in deposits, which was partially offset by net repayments of long-term borrowings of $10.0 million and overnight borrowings of $42.6 million. The Company paid dividends totaling $1.7 million in 2017 compared to $399,000 in 2016.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. For the year ended December 31, 2017, sales, repayments and maturities of investment securities totaled $84.3 million compared to $54.8 million in 2016. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

The Company believes that its liquidity position is adequate to service the needs of its borrowers and depositors and provide for its planned operations.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income and the majority of the Company’s financial instruments are composed of interest rate sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. The Company’s assets consist primarily of floating rate construction loans, commercial lines of credit and fixed rate commercial real estate loans and its liabilities consist primarily of deposits. Interest rate risk is derived from timing differences and the magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate sensitive assets and liabilities.

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments, at December 31, 2017.

	Interest Sensitivity Period				Total Within	One Year to	Over	Non-interest
(In thousands)	30 Day	90 Day	180 Day	365 Day	One Year	Five Years	Five Years	Sensitive	Total
Assets :
Cash and due from banks	$3,915	$—	$—	$—	$3,915	$—	$—	$14,839	$18,754
Federal funds sold	—	—	—	—	—	—	—	—	—
Investment securities	17,954	20,941	11,333	25,436	75,664	95,894	36,317	7,850	215,725
Loans held for sale	4,254	—	—	—	4,254	—	—	—	4,254
Loans, net of allowance for loan losses	383,468	30,972	38,760	46,991	500,191	251,484	26,942	11,289	789,906
Other assets	—	—	—	—	—	—	—	50,635	50,635
	$409,591	$51,913	$50,093	$72,427	$584,024	$347,378	$63,259	$84,613	$1,079,274
Liabilities and Equity:
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$196,509	$196,509
Demand deposits - interest bearing	178,589	—	—	—	178,589	153,669	39,875	—	372,133
Savings deposits	121,312	—	—	28	121,340	50,851	43,006	—	215,197
Certificates of deposits	5,936	21,112	18,522	30,723	76,293	61,874	—	—	138,167
Borrowings	20,500	—	—	—	20,500	—	—	—	20,500
Redeemable subordinated debentures	—	18,000	—	—	18,000	—	—	557	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	118,211	118,211
	$326,337	$39,112	$18,522	$30,751	$414,722	$266,394	$82,881	$315,277	$1,079,274

Asset (Liability) Sensitivity Gap :
Period Gap	$83,254	$12,801	$31,571	$41,676	$169,302	$80,984	$(19,622)	$(230,664)	—
Cumulative Gap	83,254	96,055	127,626	169,302	169,302	250,286	230,664	—	—
Cumulative Gap to Total Assets	7.7%	8.9%	11.8%	15.7%	15.7%	23.2%	21.4%	—	—

Under the Company’s interest rate risk policy established by its Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”). The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk. The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income as if the theoretical rate shocks occurred. The EVE analysis and net interest income simulation model results are presented quarterly to the Asset/Liability Committee of the Board.

Summarized below are the projected effects of a parallel shift of increases of 200 and 300 basis points, respectively, in market rates on the Company’s net interest income and EVE.

				Next 12 Months
Change in Interest Rates	Economic Value of Equity (2)			Net Interest Income
Basis Point (bp) (1)	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
(Dollars in thousands)	Amount	Change	Change	Amount	Change	Change
+300 bp	$157,546	$1,591	1.02%	$45,508	$3,883	9.30%
+200 bp	156,868	913	0.58%	44,209	2,584	6.20%
0 bp	155,955	—	—	41,625	—	—

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The above table indicates that as of December 31, 2017, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 0.58% decrease in EVE and a $2.6 million, or 6.2%, increase in net interest income over the next twelve months. This data does not reflect any future actions that management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the estimated EVE and net interest income presented above assumes that the composition of the Company’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that the Company may take in response to changes in interest rates. The estimates also assume a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Although the estimated EVE and net interest income provide an indication of the Company’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Company’s EVE and net interest income and will differ from actual results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Asset Liability Committee ("ALCO") is responsible for developing, implementing and monitoring asset liability management strategies and advising the Board on such strategies, as well as the related level of interest rate risk. Interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and the economic market value of portfolio equity under various interest rate scenarios.

ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of borrowings and other sources of medium or longer term funding.

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial business loan originations, which tend to have adjustable rate features and which generate customer relationships that can result in higher core deposit accounts;

•
Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans and which generate customer relationships that can result in higher core deposit accounts;

•	Actively market core deposit relationships, which are generally longer duration liabilities;

•	Utilize short term and long term certificates of deposit and/or wholesale borrowings to manage liability duration;

•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;

•	Maintain adequate levels of capital; and

•	Utilize loan sales and/or loan participations.

ALCO uses simulation modeling to analyze the Company's net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2017. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2017.

In an immediate and sustained 200 basis point increase in market interest rates at December 31, 2017, net interest income for year 1 would increase approximately 6.2%, when compared to a flat interest rate scenario. In year 2, this sensitivity improves to an increase of 9.5%, when compared to a flat interest rate scenario.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk. Simulation modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the modeling assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Model simulation results indicate the Company is asset sensitive, which indicates the Company's net interest income should increase in a rising rate environment. Management believes the Company's interest rate risk position is balanced and reasonable.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Item 15(a) (1) and (2) on page 67 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page 67 hereof.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The report of BDO USA, LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2017. Their attestation report, which appears in the Company’s consolidated financial statements that are contained in the Annual Report on Form 10-K immediately following Item 15, expressed an unqualified opinion on our internal control over financial reporting. Such report is incorporated herein by reference.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2017.

The Company’s principal executive officer and principal financial officer also evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions "Directors and Executive Officers," "Corporate Governance" and "Stock Ownership of Management and Principal Shareholders."

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the caption "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions "Equity Plans" and "Stock Ownership of Management and Principal Shareholders."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions "Certain Transactions With Management" and "Corporate Governance."

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the caption "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

1.    The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets–December 31, 2017 and 2016.

Consolidated Statements of Income – For the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Shareholders’ Equity–For the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2017.

2.	All schedules are omitted because they are either inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.    Exhibits

EXHIBIT INDEX

Exhibit No.		Description
2
Agreement and Plan of Merger, dated as of November 6, 2017, by and among the Company, the Bank and NJCB (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on November 7, 2017)

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
4.2
Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 22, 2013)

4.3
Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC (SEC File No. 000-32891) on March 22, 2013)

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
1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 23, 2013 (SEC File No. 000-32891) filed with the SEC on April 11, 2013)

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

10.23	#
Third Amendment, effective as of April 7, 2017, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between the Company and Robert F. Mangano, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 12, 2017)

10.24	#
Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 10, 2017)

10.25	# *	Employment Agreement, dated as of January 1, 2015, by and among the Company, the Bank and John T. Andreacio
12.1	*	Statement of Ratios of Earnings to Fixed Charges
21	*	Subsidiaries of the Company
23.1	*	Consent of BDO USA, LLP as Independent Registered Public Accounting Firm
31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*
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

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 19, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.
New York, New York
March 19, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited 1st Constitution’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 19, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
New York, New York
March 19, 2018

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in Thousands, except share data)

	2017	2016
ASSETS
Cash and Due From Banks	$5,037	$5,348
Interest-earning deposits	13,717	9,538
Total cash and cash equivalents	18,754	14,886
Investment Securities:
Available for sale, at fair value	105,458	103,794
Held to maturity (fair value of $111,865 and $128,559 at December 31, 2017 and December 31, 2016, respectively)	110,267	126,810
Total investment securities	215,725	230,604
Loans Held for Sale	4,254	14,829
Loans	789,906	724,808
Less: Allowance for loan losses	(8,013)	(7,494)
Net loans	781,893	717,314
Premises and Equipment, Net	10,705	10,673
Accrued Interest Receivable	3,478	3,095
Bank-Owned Life Insurance	25,051	22,184
Other Real Estate Owned	—	166
Goodwill and Intangible Assets	12,496	12,880
Other Assets	6,918	11,582
Total assets	$1,079,274	$1,038,213
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$196,509	$170,854
Interest bearing	725,497	663,662
Total deposits	922,006	834,516
Overnight Borrowings	20,500	63,050
Federal Home Loan Bank advances	—	10,000
Redeemable Subordinated Debentures	18,557	18,557
Accrued Interest Payable	804	866
Accrued Expenses and Other Liabilities	5,754	6,423
Total liabilities	967,621	933,412
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, no par value; 30,000,000 shares authorized; 8,116,201 and 8,027,087 shares issued and 8,082,903 and 7,993,789 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	72,935	71,695
Retained earnings	39,822	34,074
Treasury Stock, 33,298 shares at December 31, 2017 and 2016	(368)	(368)
Accumulated other comprehensive loss	(736)	(600)
Total shareholders’ equity	111,653	104,801
Total liabilities and shareholders’ equity	$1,079,274	$1,038,213

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
INTEREST INCOME
Loans, including fees	$35,967	$33,701	$33,975
Securities:
Taxable	3,326	3,268	3,167
Tax-exempt	2,140	2,078	2,131
Federal funds sold and short-term investments	230	88	50
Total interest income	41,663	39,135	39,323
INTEREST EXPENSE
Deposits	4,550	4,044	3,704
Borrowings	429	687	577
Redeemable subordinated debentures	519	427	355
Total interest expense	5,498	5,158	4,636
Net interest income	36,165	33,977	34,687

PROVISION (CREDIT) FOR LOAN LOSSES	600	(300)	1,100
Net interest income after provision (credit) for loan losses	35,565	34,277	33,587
NON-INTEREST INCOME
Service charges on deposit accounts	596	715	818
Gain on sales of loans, net	5,149	3,785	4,039
Income on bank-owned life insurance	522	549	558
Gain on sales of securities	129	—	—
Other income	1,844	1,873	1,171
Total other income	8,240	6,922	6,586
NON-INTEREST EXPENSES
Salaries and employee benefits	18,804	16,543	15,589
Occupancy expense	3,169	3,243	3,362
Data processing expenses	1,314	1,277	1,211
FDIC insurance expense	360	453	660
Other real estate owned expenses	42	74	734
Other operating expenses	7,317	5,701	5,891
Total other expenses	31,006	27,291	27,447
Income before income taxes	12,799	13,908	12,726
INCOME TAXES	5,871	4,623	4,062
Net income	$6,928	$9,285	$8,664
NET INCOME PER COMMON SHARE
Basic	$0.86	$1.17	$1.10
Diluted	0.83	1.14	1.07
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,049,981	7,962,121	7,901,278
Diluted	8,312,784	8,177,439	8,075,752

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Net income	$6,928	$9,285	$8,664
Other comprehensive income (loss):
Unrealized losses on securities available for sale	(14)	(667)	(224)
Tax effect	40	243	38
Net of tax amount	26	(424)	(186)

Reclassification adjustment for realized gains on securities available for sale (1)	(93)	—	—
Tax effect (3)	38	—	—
Net of tax amount	(55)	—	—

Pension liability	62	83	(53)
Tax effect	(24)	(31)	21
Net of tax amount	38	52	(32)

Reclassification adjustment for actuarial gains for unfunded pension liability (2)	(60)	(160)	(266)
Tax effect (3)	24	62	106
Net of tax amount	(36)	(98)	(160)

Total other comprehensive loss	(27)	(470)	(378)

Comprehensive income	$6,901	$8,815	$8,286

(1)	Included in gain on sale of securities on the consolidated statements of income

(2)	Included in salaries and employee benefits expense on the consolidated statements of income

(3)	Included in income taxes on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, January 1, 2015	$61,448	$25,730	$(316)	$248	$87,110
Net income	—	8,664	—	—	8,664
Exercise of stock options and issuance of restricted shares under employee benefit programs (33,800 shares issued from Treasury Stock)	(39)	—	331	—	292
Share-based compensation	631	—	—	—	631
Treasury stock purchased (31,050 shares)	—	—	(359)	—	(359)
Stock dividends declared (737,448 shares)	8,805	(8,805)	—	—	—
Other comprehensive loss	—	—	—	(378)	(378)
Balance, December 31, 2015	70,845	25,589	(344)	(130)	95,960

Net income	—	9,285	—	—	9,285
Exercise of stock options (3,564 shares)	96	—	—	—	96
Share-based compensation	754	—	—	—	754
Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)
Dividends on common stock ($0.10 per share)	—	(800)	—	—	(800)
Other comprehensive loss	—	—	—	(470)	(470)
Balance, December 31, 2016	71,695	34,074	(368)	(600)	104,801

Net income	—	6,928	—	—	6,928
Exercise of stock options	247	—	—	—	247
Share-based compensation	993	—	—	—	993
Dividends on common stock ($0.16 per share)	—	(1,289)	—	—	(1,289)
Other comprehensive loss	—	—	—	(27)	(27)
Reclassification of certain deferred tax effects	—	109	—	(109)	—
Balance, December 31, 2017	$72,935	$39,822	$(368)	$(736)	$111,653

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
OPERATING ACTIVITIES:
Net Income	$6,928	$9,285	$8,664
Adjustments to reconcile net income to net cash provided by operating activities
Provision (credit) for loan losses	600	(300)	1,100
Provision for loss on other real estate owned	—	—	382
Depreciation and amortization	1,380	1,415	1,476
Net amortization of premiums and discounts on securities	879	1,141	810
SBA discount accretion	(247)	(153)	(56)
Gain on sales of securities held for sale	(93)	—	—
Gain on sales of securities held to maturity	(36)	—	—
(Gains) losses on sales of other real estate owned	(5)	(31)	692
Gains on sales of loans held for sale	(5,149)	(3,785)	(4,039)
Originations of loans held for sale	(110,831)	(96,968)	(134,073)
Proceeds from sales of loans held for sale	126,555	91,708	140,486
Increase cash surrender value on bank-owned life insurance	(522)	(549)	(558)
Share-based compensation expense	993	754	631
Deferred tax expense	620	354	159
Provisional re-measurement of deferred tax assets and liabilities	1,712	—	—
(Increase) decrease in accrued interest receivable	(383)	(242)	243
(Increase) decrease in other assets	(181)	388	617
(Decrease) increase in accrued interest payable	(62)	20	(61)
Decrease in accrued expenses and other liabilities	(266)	(552)	(363)
Net cash provided by operating activities	21,892	2,485	16,110
INVESTING ACTIVITIES:
Purchases of securities :
Available for sale	(35,680)	(37,300)	(34,109)
Held to maturity	(34,592)	(35,212)	(15,599)
Proceeds from maturities and prepayments of securities:
Available for sale	25,770	23,354	18,783
Held to maturity	49,889	31,429	35,705
Proceeds from sales of securities:
Available for sale	7,602	—	—
Held to maturity	1,034	—	—
Proceeds from BOLI benefits paid	—	248	—
Net redemption (purchase) of restricted stock	2,408	(661)	(1,516)
Net increase in loans	(65,387)	(42,626)	(30,590)
Capital expenditures	(846)	(457)	(706)
Capital improvement to OREO	(5)	(61)	—
Proceeds from sales of other real estate owned	631	1,033	6,027
Purchase of BOLI	(2,345)	(300)	—
Net cash used in investing activities	(51,521)	(60,553)	(22,005)
FINANCING ACTIVITIES:
Exercise of stock options	247	96	292
Purchase of treasury stock	—	(24)	(359)
Cash dividends paid to shareholders	(1,690)	(399)	—
Net increase (decrease) in deposits	87,490	47,759	(31,004)

(Decrease) increase in overnight borrowings	(42,550)	24,154	33,789
Repayment of long-term borrowing	(10,000)	(10,000)	—
Net cash provided by financing activities	33,497	61,586	2,718
Increase in cash and cash equivalents	3,868	3,518	(3,177)
Cash and cash equivalents at beginning of year	14,886	11,368	14,545
Cash and cash equivalents at end of period	18,754	14,886	11,368
Supplemental disclosures of cash flow information:
Cash paid during the period for :
Interest	$5,560	$5,138	$4,697
Income taxes	3,220	4,590	4,170
Noncash items:
Transfer of loans to OREO	455	141	2,357

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

1.           Summary of Significant Accounting Policies

1ST Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is the parent to 1ST Constitution Bank (the “Bank”), a New Jersey state-chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central, coastal and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2017, 17 additional branch offices in Cranbury, Fort Lee, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Perth Amboy, Plainsboro, Skillman, Princeton, Rumson, Fair Haven, Asbury Park, Shrewsbury and Little Silver, New Jersey. The Bank also operates two residential mortgage loan production offices in Forked River and Jersey City, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for that period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary security impairment, the fair value of other real estate owned, if any, and the valuation of deferred tax assets.

Principles of Consolidation: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. While the following footnotes include the collective results of the Company and the Bank, the footnotes primarily reflect the Bank's and its subsidiaries' activities. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

Concentration of Credit Risk: Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans. At December 31, 2017, 41.5% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 38.7% of the portfolio consisted of municipal bonds.  The remaining 19.8% of our investment securities consisted primarily of corporate debt issues.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located primarily in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

Interest Rate Risk: The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase investment securities and to make loans, the majority of which are secured by real estate.  The potential for interest-rate risk exists as a result of the Company's generally shorter duration of interest-sensitive assets compared to the generally longer duration of interest-sensitive liabilities.  In a changing interest rate environment, assets held by the Bank will re-price faster than liabilities of the Bank, thereby affecting net interest income.  For this reason, management regularly monitors the maturity structure and rate adjustment features of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Investment Securities: Investment securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment securities that are held for indefinite periods of time, that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders’ equity.  Realized gains and losses, which are computed using the specific identification method, are recognized in earnings on a trade date basis.

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

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York is carried at cost and is included in other assets. The investment in FHLB stock was $1.5 million and $4.0 million at December 31, 2017 and December 31, 2016, respectively.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2017.

Bank-Owned Life Insurance: The Company invests in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a select group of its executives, directors, officers and employees.  The Company is the owner and beneficiary of the policies.  This pool of insurance, due to the advantages of the Bank, is profitable to the Company.  This profitability offsets a portion of current and future benefit costs and is intended to provide a funding source for the payment of future benefits.  The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as non-interest income.

Loans and Loans Held For Sale: Loans that management intends to hold to maturity are stated at the principal amount outstanding, net of unearned income.  Unearned income is recognized over the lives of the respective loans, principally using the effective interest method.  Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations.  When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired.  Smaller balance homogeneous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are generally excluded from consideration for impairment.  Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying fair value of collateral for collateral dependent loans.  When a loan, including an impaired loan, is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured.  Cash receipts on non-accrual and impaired loans are applied to principal, unless the loan is deemed fully collectible.

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

The fair value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments. The estimated fair value of rate lock commitments was $135,000 and $123,000 at December 31, 2017 and 2016, respectively.

ASC Topic 460, "Guarantees," requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets, for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral.  The Bank had standby letters of credit for customers aggregating $1.2 million and $2.0 million at December 31, 2017 and 2016, respectively. These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2017.  The amount of the liability related to guarantees under issued standby letters of credit was not material as of December 31, 2017 and 2016.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements.  The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit.  The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Bank.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and using the mandated methods by asset type for income tax purposes. Building, furniture and fixtures, equipment and leasehold improvements are depreciated or amortized over the estimated useful lives of the assets or lease terms, as applicable. Estimated useful lives of buildings are forty years, furniture and fixtures and equipment are three to fifteen years and leasehold improvements are generally three to ten years.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Bank accounts for impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long-lived assets at December 31, 2017 and 2016.

Income Taxes: There are two components of income tax expense or benefit: current and deferred.  Current income tax expense or benefit approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely. If management determines that the Company may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to increase the valuation reserve of the net deferred tax asset. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized for the change in deferred tax assets and liabilities.

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2017 and 2016 and has not recognized any liabilities for tax uncertainties as of December 31, 2017 and 2016. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2017 and 2016. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2017, 2016, 2015 and 2014.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contained several key tax provisions including the reduction in the corporate federal tax rate to 21% from 35% effective January 1, 2018. As a result, the Company was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. In December 2017, the U.S. Securities and Exchange Commission ("SEC") also issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Because the Tax Act was passed late in December 2017 and ongoing analysis and interpretation of the other key tax provisions is expected over the next 12 months, the Company considers the deferred tax re-measurements and other items to be provisional in nature. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. See Note 12 - Income Taxes - for additional information.

Other Real Estate Owned ("OREO"): OREO obtained through loan foreclosures or the receipt of deeds-in-lieu of foreclosure is recorded at the fair value of the related property, as determined by current appraisals less estimated costs to sell at the initial transfer from the loan portfolio. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses.  Costs of holding such properties are charged to expense in the current period.  Gains, to the extent realized, and losses on the disposition of these properties are reflected in current operations.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 8 – Goodwill and Intangible Assets - for additional information.

Share-Based Compensation: The Company recognizes compensation expense for stock awards and options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of stock-based compensation is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each stock option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 15 – Share-Based Compensation - for additional information.

Benefit Plans: The Company provides certain retirement savings benefits to employees under a 401(k) plan.  The Company’s contributions to the 401(k) plan are expensed as incurred.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, federal funds sold and short-term investments.  Generally, federal funds are sold and short-term investments are made for a one or two-day period.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.  Such reclassification had no impact on net income or total shareholders’ equity.

Advertising Costs: It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of dilutive common stock warrants and common stock options using the treasury stock method.

Awards of restricted shares are included in outstanding shares when granted. Unvested restricted shares are entitled to non-forfeitable dividends and participate in undistributed earnings with common shares. Awards of this nature are considered participating securities and basic and diluted earnings per share are computed under the two-class method.

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the years ended December 31, 2017, 2016 and 2015, 8,900, 11,088 and 25,182 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

(In thousands, except per share data)	2017	2016	2015
Net income	$6,928	$9,285	$8,664

Basic weighted average shares outstanding	8,049,981	7,962,121	7,901,278
Plus: common stock equivalents	262,803	215,318	174,474
Diluted weighted average shares outstanding	8,312,784	8,177,439	8,075,752
Earnings per share:
Basic	$0.86	$1.17	$1.10
Diluted	0.83	1.14	1.07

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, other-than-temporary non-credit related security impairments, and changes in the funded status of benefit plans.

Variable Interest Entities: Management has determined that Trust II qualifies as a variable interest entity under ASC Topic 810, “Consolidation.” Trust II issued mandatorily redeemable preferred stock to investors, loaned the proceeds to the Company and holds, as its sole asset, subordinated debentures issued by the Company.  As a qualified variable interest entity, Trust II’s balance sheet and statement of operations have never been consolidated with those of the Company because the Company is not the beneficiary.

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2017 and 2016.

Segment Information: U.S. GAAP establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. The Company has applied the aggregation criteria for its operating segments to create one reportable segment, “Community Banking.”

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

Recent Accounting Pronouncements

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act described in the "Income Taxes" section above. The amount of the reclassification should include the effect of the change in the federal corporate income tax rate related to items remaining in accumulated other comprehensive income (loss). The ASU would require an entity to disclose whether it elects to reclassify stranded tax effects from accumulated other comprehensive income (loss) to retained earnings in the period of adoption and, more generally, a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income (loss). The amendments in this update are effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018. Early adoption of the amendments in this update is permitted for periods for which financial statements have not been issued or made available for issuance, including in the period the Tax Act was enacted. The Company elected to adopt the guidance for the year ended December 31, 2017. As of December 31, 2017, the Company reclassified $109,000 of stranded tax effects related to net unrealized losses on its investment securities and actuarial gains for unfunded pension liability to its retained earnings, which did not have a material impact on the consolidated financial statements.

ASU Update 2017-08 - Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization) rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.

The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer disaggregate the service cost component from the other components of net benefit costs as follows: (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations but in some cases, may be eligible for capitalization if certain criteria are met; and (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income and gains or losses from changes in the value of the projected benefit obligation or plan assets.

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual period.

The Company has determined that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

For the Company, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition.

The Company has determined that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

The Company currently classifies cash flows related to BOLI in accordance with the guidance and the adoption of this guidance will not have a material impact on its consolidated financial statements.

ASU Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.

The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

ASU Update 2016-02 - Leases

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

The Company is currently completing an evaluation of all of its leases to determine the potential impact on the Company's consolidated financial statements as a result of this new standard.

ASU Update 2016-01 - Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

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

For the Company, the guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company has determined that the adoption of this guidance will not have a material impact on its consolidated financial statements.

ASU 2014-9 -Revenue from Contracts with Customers (Topic 606)

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

The Company has decided to use the modified retrospective method to adopt the guidance. For the year ended December 31, 2017, approximately 85% of revenue was comprised of interest income on financial assets and earnings on bank-owned life insurance, which are explicitly excluded from the scope of ASU 2014-09. The Company has reviewed contracts potentially affected by the ASU, including service fees on deposits and ATM and debit card fees, and has not identified any material changes to the timing or amount of its revenue recognition. The Company adopted the provisions of this guidance on January 1, 2018, which did not have a material impact on its financial statements. There are expanded disclosure requirements as a result of this ASU, which will not have a material impact on the Company's financial statements.
2.           Investment Securities

A summary of amortized cost and fair value of investment securities available for sale as of December 31, 2017 and 2016 follows:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”)	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations- GSE	27,688	18	(381)	27,325
Residential mortgage backed securities – GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities – single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
	$106,029	$400	$(971)	$105,458

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$3,514	$—	$(35)	$3,479
Residential collateralized mortgage obligations - GSE	22,647	58	(145)	22,560
Residential mortgage backed securities – GSE	31,207	388	(119)	31,476
Obligations of state and political subdivisions	21,604	152	(356)	21,400
Trust preferred debt securities – single issuer	2,478	—	(206)	2,272
Corporate debt securities	21,963	10	(205)	21,768
Other debt securities	845	—	(6)	839
	$104,258	$608	$(1,072)	$103,794

A summary of amortized cost, carrying value and fair value of investment securities held to maturity as of December 31, 2017 and 2016 follows:

	2017
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations – GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

	2016
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government sponsored corporations (“GSE”)	$3,727	$—	$3,727	$—	$(116)	$3,611
Residential collateralized mortgage obligations – GSE	11,882	—	11,882	247	(130)	11,999
Residential mortgage backed securities - GSE	40,565	—	40,565	540	(113)	40,992
Obligations of state and political subdivisions	70,017	—	70,017	1,274	(255)	71,036
Trust preferred debt securities - pooled	657	(501)	156	303	—	459
Other debt securities	463	—	463	—	(1)	462
	$127,311	$(501)	$126,810	$2,364	$(615)	$128,559

At December 31, 2017 and December 31, 2016, $98.4 million and $121.7 million of investment securities, respectively, were pledged to secure public funds, collateralize borrowings from the FHLB and for other purposes required or permitted by law.

During 2017, the Company sold securities with a book value of $8.5 million for a net gain of $129,000. Included in the sales were $1.0 million of securities that were in the held to maturity portfolio and that resulted in a gain of $36,000 for year ended December 31, 2017. All held to maturity securities sold were mortgage backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed in ASC 320-10-25-14, were treated as held to maturity. There were no securities gains or losses in 2016 and 2015.

The following is a summary of the proceeds, gross gains, gross losses and net tax expense related to proceeds on sales of investment securities for the year ended December 31, 2017.

(In thousands)	Available for Sale	Held to Maturity
Proceeds on sales	$7,602	$1,034
Gross gains	120	36
Gross losses	(27)	—
Net tax expense	31	12

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$473	$473	1.84%
Due after one year through five years	24,661	24,612	2.54
Due after five years through ten years	27,307	27,131	2.72
Due after ten years	53,588	53,242	2.69
Total	$106,029	$105,458	2.66%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$28,750	$28,780	1.89%
Due after one year through five years	17,793	18,419	4.85
Due after five years through ten years	18,845	19,235	3.55
Due after ten years	44,879	45,431	3.09
Total	$110,267	$111,865	3.14%

The following table presents gross unrealized losses on the Company's investment securities and the fair value of the related securities and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	2017
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	2	$1,967	$(30)	$3,150	$(84)	$5,117	$(114)
Residential collateralized mortgage obligations - GSE	11	19,237	(205)	8,788	(299)	28,025	(504)
Residential mortgage backed securities - GSE	35	21,770	(141)	3,074	(58)	24,844	(199)
Obligations of state and political subdivisions	42	11,594	(82)	2,717	(35)	14,311	(117)
Trust preferred debt securities -single issuer	4	—	—	2,349	(132)	2,349	(132)
Corporate debt securities	7	11,967	(98)	7,662	(150)	19,629	(248)
Other debt securities	4	8,840	(25)	21	(1)	8,861	(26)
Total temporarily impaired securities	105	$75,375	$(581)	$27,761	$(759)	$103,136	$(1,340)

	2016
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE)	3	$7,090	$(151)	$—	$—	$7,090	$(151)
Residential collateralized mortgage obligations-GSE	7	17,242	(275)	—	—	17,242	(275)
Residential mortgage backed securities - GSE	29	26,581	(216)	3,542	(16)	30,123	(232)
Obligations of state and political subdivisions	74	25,545	(611)	—	—	25,545	(611)
Trust preferred debt securities– single issuer	4	—	—	2,272	(206)	2,272	(206)
Corporate debt securities	6	12,700	(204)	1,999	(1)	14,699	(205)
Other debt securities	3	—	—	1,276	(7)	1,276	(7)
Total temporarily impaired securities	126	$89,158	$(1,457)	$9,089	$(230)	$98,247	$(1,687)

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

Trust preferred debt securities – single issuer:  The investments in these securities are comprised of four corporate trust preferred securities issued by two large financial institutions that both mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities. One of the issuers continues to maintain an investment grade credit rating and neither has defaulted on interest payments. The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns about the issuers’ credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of December 31, 2017, management concluded that no additional other-than-temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

3.           Loans and Loans Held for Sale

The following table presents loans outstanding, by class of loan, as of December 31,

(In thousands)	2017	2016
Commercial real estate	$308,924	$242,184
Mortgage warehouse lines	189,412	216,259
Construction	136,412	96,035
Commercial business	92,906	99,859
Residential real estate	40,494	44,791
Loans to individuals	21,025	23,736
Other	183	207
Gross Loans	789,356	723,071
Deferred loan costs, net	550	1,737
Total	$789,906	$724,808

The Company's lending focus and business is concentrated primarily in New Jersey, particularly northern and central New Jersey. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Company is a participant in the Small Business Administration ("SBA") Preferred Lender Program and originates loans under the program that are later sold. The Company also sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2017 and 2016 included $2.3 million and $14.8 million, respectively, in residential mortgage loans that the Company intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period. The estimated fair value of the derivatives of interest-rate lock commitments was $135,000 at December 31, 2017 and $123,000 at December 31, 2016.

The following table presents loans held for sale, by type of loan, as of December 31, 2017 and 2016.

(In thousands)	2017	2016
Residential real estate	$2,269	$14,829
SBA	1,985	—
	$4,254	$14,829

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by outside investors, amounted to approximately $42.3 million and $32.6 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the carrying value, of servicing assets was $726,000 and $605,000, respectively. The fair value of SBA servicing assets was determined using a discount rate of 10.25% on the servicing asset and 12.50% on the excess servicing and constant prepayment speeds averaging 8.50%.

The table below summarizes the changes in the related servicing assets for the years ended December 31, 2017 and 2016.

(In thousands)	2017	2016
Balance, beginning of year	$605	$345
Servicing assets capitalized	302	377
Amortization expense	(181)	(117)
Balance, end of year	$726	$605

In addition, the Company had discounts of $863,000 and $756,000 related to the retained portion of the unsold SBA loans at December 31, 2017 and 2016, respectively.

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2017 and 2016:

	2017
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$540	$—	$2,465	$3,005	$305,919	$308,924	$—	$2,465
Mortgage warehouse lines	—	—	—	—	189,412	189,412	—	—
Construction	—	$—	—	$—	136,412	136,412	—	—
Commercial business	180	545	619	1,344	91,562	92,906	—	4,212
Residential real estate	911	256	69	1,236	39,258	40,494	—	69
Loans to individuals	119	—	116	235	20,790	21,025	—	368
Other	—	—	—	—	183	183	—	—
	$1,750	$801	$3,269	$5,820	$783,536	789,356	$—	$7,114
Deferred loan costs, net						550
Total						$789,906

	2016
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$741	$942	$2,707	$4,390	$237,794	$242,184	$—	$3,187
Mortgage warehouse lines	—	—	—	—	216,259	216,259	—	—
Construction	—	—	186	$186	95,849	96,035	—	186
Commercial business	113	115	790	1,018	98,841	99,859	—	920
Residential real estate	564	—	392	956	43,835	44,791	—	544
Loans to individuals	—	29	361	390	23,346	23,736	24	337
Other	—	—	—	—	207	207	—	—
	$1,418	$144	$4,436	$6,940	$716,131	723,071	$24	$5,174
Deferred loan costs, net						1,737
Total						$724,808

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At December 31, 2017 and 2016, there were no PCI loans and $439,000 of PCI loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.

Additional income before taxes amounting to $514,000, $522,000 and $471,000 would have been recognized in 2017, 2016 and 2015, respectively, if interest on all loans had been recorded based upon their original contract terms.

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

When analyzing groups of loans under ASC Topic 450, the Company follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date. These adjustment factors, known as qualitative factors, include:

•	Delinquencies and non-accruals;

•	Portfolio quality;

•	Concentration of credit;

•	Trends in volume and type of loans;

•	Quality of collateral;

•	Policy and procedures;

•	Experience, ability and depth of management;

•	Economic trends – national and local; and

•	External factors – competition, legal and regulatory.

The methodology includes the segregation of the loan portfolio into loan classes with a further segregation into risk rating categories, such as special mention, substandard, doubtful, and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction. Larger balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process. It is this process that produces the watch list for loans that have indications of credit weakness. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on these reviews, an estimate of probable losses for the individual larger-balance loans are determined, whenever possible, and used to establish specific loan loss reserves. In general, for non-homogeneous loans not individually assessed and for homogeneous groups, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type, and historical losses. These loan groups are then internally risk rated.

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

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial business loans and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical loss estimation for each loan pool is then adjusted for qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and non-accrual trends. These factors are evaluated for each class of the loan portfolio and may have positive or negative effects on the allocated allowance for the loan portfolio segment. The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for each of the loan segments.

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

The following discusses the risk characteristics of each of our loan portfolios.

Commercial Business

The Company offers a variety of commercial loan services, including term loans, lines of credit and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. Commercial business loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial business loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Company occasionally makes commercial business loans on an unsecured basis. Generally, the Company requires personal guarantees of its commercial business loans to offset the risks associated with such loans.

Much of the Company's lending is in northern and central New Jersey. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

Commercial Real Estate

Commercial real estate loans are made to businesses to expand their facilities and operations and to real estate operators to finance the acquisition of income producing properties. The Company's loan policy requires that borrowers have sufficient cash flow to meet the debt service requirements and the value of the property meets the loan-to-value criteria set in the loan policy. The Company monitors loan concentrations by borrower, by type of property and by location and other criteria.

The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company's loans are located strongly influence the level of the Company's non-performing loans. A decline in the New Jersey real estate market could adversely affect the Company's loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company's loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

Construction Financing

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential and commercial properties. First mortgage construction loans are made to developers and builders primarily for single family homes and multi-family buildings that are presold or are to be sold or leased on a speculative basis.

The Company lends to builders and developers with established relationships, successful operating histories and sound financial resources. Management has established underwriting and monitoring criteria to minimize the inherent risks of real estate construction lending. The risks associated with speculative construction lending include the borrower's inability to complete the construction process on time and within budget, the sale or rental of the project within projected absorption periods and the economic risks associated with real estate collateral. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases and infrastructure development (i.e., roads, utilities, etc.) as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale or rental of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Funding Group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold into the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Company at the time of repayment.

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

Consumer

The Company’s consumer loan portfolio segment is comprised of residential real estate loans, loans to individuals and other loans. Individual loan pools are created for the various types of loans to individuals. The principal risk is the borrower becomes unemployed or has a significant reduction in income.

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

Internal Risk Rating of Loans

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and their definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at the Company and adequately margined. Loans that are based upon "blue chip" stocks listed on the major stock exchanges and adequately margined.

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

3w.  Watch - Included in this category are loans evidencing problems identified by Company management that require closer supervision.  Such problems have not developed to the point which requires a "special mention" rating. This category also covers situations where the Company does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

4.  Special Mention - A "special mention" loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

5.  Substandard - A "substandard" loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2017 and 2016:

Commercial Credit Exposure by Internally Assigned Grade	2017
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$136,180	$84,746	$289,203	$189,412	$39,539
Special Mention	232	3,454	13,267	—	666
Substandard	—	1,252	6,454	—	289
Doubtful	—	3,454	—	—	—
Total	$136,412	$92,906	$308,924	$189,412	$40,494

Consumer Credit Exposure by Payment Activity	2017
(In thousands)	Loans to Individuals	Other
Performing	$20,657	$183
Nonperforming	368	—
Total	$21,025	$183

Commercial Credit Exposure by Internally Assigned Grade	2016
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$95,548	$92,117	$223,226	$216,259	$43,950
Special Mention	301	7,102	14,334	—	244
Substandard	186	611	4,624	—	597
Doubtful	—	29	—	—	—
Total	$96,035	$99,859	$242,184	$216,259	$44,791

Consumer Credit Exposure by Payment Activity	2016
(In thousands)	Loans to Individuals	Other
Performing	$23,375	$207
Nonperforming	361	—
Total	$23,736	$207

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method as of and for the years ended December 31, 2017, 2016 and 2015, respectively.

	2017
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494
Provision (credit) charged to operations	499	2	358	(121)	126	(2)	(13)	(249)		600
Loans charged off	—	(61)	—	—	(101)	—	—	—		(162)
Recoveries of loans charged off	—	47	17	—	—	4	13	—		81
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013

Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—		$684
Collectively evaluated for impairment	1,703	1,128	2,460	852	392	114	—	283		7,329
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
Loans receivables:
Loans acquired with deteriorated credit quality	$—	$274	$590	$—	$—	$—	$—	$—	$—	$864
Individually evaluated for impairment	232	4,459	5,713	—	69	368	—	—	—	10,841
Collectively evaluated for impairment	$136,180	88,173	$302,621	189,412	40,425	$20,657	183	—	550	778,201
Total	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	$550	$789,906

	2016
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218		$7,560
(Credit) provision charged to operations	179	(177)	(800)	107	79	(3)	1	314		(300)
Loans charged off	—	(97)	(60)	—	—	—	(1)	—		(158)
Recoveries of loans charged off	—	1	385	—	—	6		—		392
Ending balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494

Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—		$260
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532		7,234
Ending balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494
Loans receivable:
Loans acquired with deteriorated credit quality	$—	$191	$930	$—	$—	$—	$—	$—	$—	$1,121
Individually evaluated for impairment	391	947	3,817	—	544	337	—	—	—	6,036
Collectively evaluated for impairment	95,644	98,721	237,437	216,259	44,247	23,399	207	—	1,737	717,651
Total	$96,035	$99,859	$242,184	$216,259	$44,791	$23,736	$207	$—	$1,737	$724,808

	2015
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,215	$1,761	$2,393	$896	$197	$129	$2	$332		$6,925
(Credit) provision charged to operations	(190)	347	1,010	(30)	91	(13)	(1)	(114)		1,100
Loans charged off	—	(116)	(361)	—	—	(13)	(1)	—		(491)
Recoveries of loans charged off	—	13	7	—	—	6	—	—		26
Ending balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218		$7,560

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

The following tables summarize information regarding impaired loans receivable by loan class as of and for the years ended December 31, 2017, 2016 and 2015, respectively.

	2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2017 Average Recorded Investment	Year to Date 2017 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$232	$232	$—	$209	$12
Commercial business	1,271	1,419	—	828	153
Commercial real estate	1,348	1,372	—	2,772	128
Mortgage warehouse lines	—	—	—	—	—
	2,851	3,023	—	3,809	293
Consumer:
Residential real estate	69	123	—	142	—
Loans to individuals	368	438	—	342	—
Other	—	—	—	—	—
	437	561	—	484	—
With no related allowance	3,288	3,584	—	4,293	293
With an allowance:
Commercial:
Construction	—	—	—	86	—
Commercial business	3,462	3,464	592	2,864	84
Commercial real estate	4,955	5,748	92	3,005	188
Mortgage warehouse lines	—	—	—	—	—
	8,417	9,212	684	5,955	272
Consumer:
Residential real estate	—	—	—	75	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	75	—
With an allowance	8,417	9,212	684	6,030	272

Total:
Construction	232	232	—	295	12
Commercial business	4,733	4,883	592	3,692	237
Commercial real estate	6,303	7,120	92	5,777	316
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	69	123	—	217	—
Loans to individuals	368	438	—	342	—
Other	—	—	—	—	—
	$11,705	$12,796	$684	$10,323	$565

	December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2016 Average Recorded Investment	Year to Date 2016 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$186	$186	$—	$260	$—
Commercial business	883	1,054	—	623	14
Commercial real estate	1,380	1,380	—	1,528	74
Mortgage warehouse lines	—	—	—	—	—
	2,449	2,620	—	2,411	88
Consumer:
Residential real estate	244	244	—	725	—
Loans to individuals	337	337	—	281	—
Other	—	—	—	—	—
	581	581	—	1,006	—
With no related allowance	3,030	3,201	—	3,417	88
With an allowance:
Commercial:
Construction	205	205	7	51	9
Commercial business	255	255	101	238	—
Commercial real estate	3,367	3,367	114	3,603	19
Mortgage warehouse lines	—	—	—	—	—
	3,827	3,827	222	3,892	28
Consumer:
Residential real estate	300	316	38	200	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	300	316	38	200	—
With an allowance	4,127	4,143	260	4,092	28

Total:
Construction	391	391	7	311	9
Commercial business	1,138	1,309	101	861	14
Commercial real estate	4,747	4,747	114	5,131	93
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	544	560	38	925	—
Loans to individuals	337	337	—	281	—
Other	—	—	—	—	—
	$7,157	$7,344	$260	$7,509	$116

(Dollars in thousands)	Year to Date 2015 Average Recorded Investment	Year to Date 2015 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$477	$27
Commercial business	492	23
Commercial real estate	2,998	94
Mortgage warehouse lines	—	—
	3,967	144
Consumer:
Residential real estate	981	—
Loans to individuals	88	—
Other	—	—
	88	—
With no related allowance	5,036	144
With an allowance:
Commercial:
Construction	—	—
Commercial business	307	5
Commercial real estate	4,200	154
Mortgage warehouse lines	—	—
	4,507	159
Consumer:
Residential real estate	100	—
Loans to individuals	175	—
Other	—	—
	275	—
With an allowance	4,882	159

Total:
Construction	477	27
Commercial business	799	28
Commercial real estate	7,198	248
Mortgage warehouse lines	—	—
Residential real estate	1,081	—
Loans to individuals	263	—
Other	—	—
	$9,818	$303

Purchased Credit-Impaired Loans

Purchased Credit-Impaired Loans ("PCI") are loans acquired at a discount that is due in part to credit quality.  Acquired loans totaling $2.6 million were deemed to be PCI at February 7, 2014 and were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents additional information regarding PCI loans at December 31, 2017 and 2016:

(In thousands)	2017	2016
Outstanding balance	$998	$1,470
Carrying amount	860	1,121

In 2017 and 2016, no loan loss provision was recorded for PCI loans. In 2015, a loan loss provision in the amount of $64,000 was recorded for one PCI loan.

The following table presents changes in accretable discount for PCI loans for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Balance at beginning of year	$30	$73	$135
Transfer from non-accretable to accretable	161	—	—
Accretion of discount	(65)	(43)	(62)
Balance at end of year	$126	$30	73

Non-accretable difference at end of year	$26	$215	$215

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

(In thousands)	Years ending December 31,
	2018	$82
	2019	44
	Thereafter	—
	Total	$126

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

	December 31,
(Dollars in thousands)	2017		2016
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	1	$77	3	$524

In the normal course of business, the Company may consider modifying loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment or to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flow. A modified loan would be considered a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower and has determined that the borrower is troubled (i.e., experiencing financial difficulties).

If the Company restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period, maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial information and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Company would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructure in order to put the Company in the best possible position if the borrower is not able to meet the modified terms. The Company will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2017 and 2016:

	2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$2,337	$2,322

	2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Business	1	$458	$458

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the year ended December 31, 2017. There was one troubled debt restructuring in the amount of $458,000 that defaulted within twelve months of restructuring during the year ended December 31, 2016.

5.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during the years ended December 31, 2017 and 2016 is as follows:

(In thousands)	2017	2016	2015
Balance, beginning of year	$1,357	$870	$1,376
Loans granted	1,603	751	16
Repayments of loans	(241)	(264)	(522)
Balance, end of year	$2,719	$1,357	$870

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2017 and 2016.

Related party deposits were $10.7 million and $14.9 million at December 31, 2017 and 2016, respectively.

Rent of approximately $122,000 was paid in 2017 to an entity affiliated with a director of the Company for the lease of one of the Company’s offices.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and affiliated interests on comparable terms as those prevailing from time to time for other non-affiliated customers of the Company. For these transactions, related expenses are not significant to the operations of the Company.

6.           Premises and Equipment

Premises and equipment consist of the following at December 31,

(Dollars in thousands)	Estimated Useful Lives	2017	2016
Land		$1,798	$1,798
Building	40 years	8,083	8,083
Leasehold improvements	3 - 10 years	6,241	5,864
Furniture, fixtures and equipment	3 - 15 years	5,032	4,794
Projects in progress		337	103
		21,491	20,642
Less: Accumulated depreciation		10,786	9,969
Total		$10,705	$10,673

Depreciation expense was $814,000, $893,000 and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.           Other Real Estate Owned (“OREO”)

The following table presents the activity in other real estate owned for the years ended December 31,

(In thousands)	2017	2016	2015
Balance, beginning of year	$166	$966	$5,710
OREO properties added	455	141	2,357
Sales during the year	(626)	(1,002)	(6,719)
Increase (decrease) in carrying amount of real estate owned	5	61	(382)
Balance, end of year	$—	$166	$966

The Company recorded gains on sales of other real estate owned of $5,000 and $31,000 for the years ended December 31, 2017 and 2016, respectively, and losses of $692,000 for the year ended December 31, 2015.

8.           Goodwill and Intangible Assets

The table below presents goodwill and intangible assets at December 31,

(In thousands)	2017	2016
Goodwill	$11,854	$11,854
Core deposits intangible	642	1,026
Total	$12,496	$12,880

Amortization expense of intangible assets was $384,000, $404,000 and $428,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Scheduled amortization of the core deposits intangible is as follows:

(In thousands)	Year	Amount
	2018	$305
	2019	110
	2020	88
	2021	67
	2022	45
	After five years	27
		$642

9.           Deposits

The following table presents the details of total deposits at December 31,

		% of Total		% of Total
(Dollars in thousands)	2017	Deposits	2016	Deposits
Non-interest bearing	$196,509	21.31%	$170,854	20.47%
Interest bearing	372,133	40.36	310,103	37.16
Savings	215,197	23.34	205,294	24.60
Certificates of deposit	138,167	14.99	148,265	17.77
	$922,006	100.00%	$834,516	100.00%

At December 31, 2017, certificates of deposit have contractual maturities as follows:

(In thousands)	Year	Amount
	2018	$76,293
	2019	33,238
	2020	9,418
	2021	12,107
	2022	7,111
		$138,167

Certificates of deposit greater than $250,000 were $23.6 million and $23.9 million at December 31, 2017 and December 31, 2016, respectively.

10.           Borrowings

At December 31, 2017 the Company had overnight borrowings totaling $20.5 million with an average interest rate of 1.53%. Overnight borrowings at December 31, 2016 totaled $63.1 million with a weighted average rate of 0.74%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At December 31, 2016, the Company had a fixed-rate convertible advance from the FHLB in the amount of $10.0 million with an interest rate of 4.08%. This advance matured and was repaid in full on July 31, 2017.

At December 31, 2017, unused short-term or overnight borrowing potential totaled $140.3 million from the FHLB and borrowing commitments totaled $46.0 million from correspondent banks.

11.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1ST Constitution Capital Trust II (“Trust II”), a Delaware business trust and wholly-owned subsidiary of the Company, for the sole purpose of issuing $18.0 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by the Company, to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (3.3447% at December 31, 2017). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

12.           Income Taxes

The components of income tax expense (benefit) are summarized as follows for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Federal:
Current	$2,791	$3,360	$3,199
Deferred	496	269	8
Provisional remeasurement of deferred tax assets and liabilities	1,712	—	—
	4,999	3,629	3,207
State:
Current	748	909	704
Deferred	124	85	151
	872	994	855
	$5,871	$4,623	$4,062

A comparison of income tax expense at the Federal statutory rate in 2017, 2016 and 2015 to the Company’s provision for income taxes is as follows:

(In thousands)	2017	2016	2015
Federal income tax	$4,352	$4,729	$4,327
Add (deduct) effect of:
State income taxes net of federal income tax effect	575	656	564
Tax-exempt interest income	(728)	(706)	(724)
Bank-owned life insurance	(177)	(187)	(203)
Executive compensation	139	—	—
Provisional remeasurement of federal deferred tax assets and liabilities	1,712	—	—
Other items, net	(2)	131	98
Provision for income taxes	$5,871	$4,623	$4,062

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,253	$2,993
Unrealized loss on securities available for sale	137	130
Supplemental executive retirement plan liability	1,213	1,886
Other than temporary impairment loss	119	170
Depreciation	622	802
Non-accrual interest	330	313
Other	147	262
Total gross deferred tax assets	$4,821	$6,556
Deferred tax liabilities:
Deferred costs	540	—
Pension liability	31	44
Acquisition accounting adjustments	44	52
Total gross deferred tax liabilities	$615	$96

Net deferred tax assets	$4,206	$6,460

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.
The Company performed a preliminary analysis and expensed an estimated $1.7 million impact of the lower corporate tax rates on the deferred tax assets and liabilities. This was a non-cash charge to income. The final impact may differ from this estimate due to, among other things, additional analysis, changes in interpretations and assumptions the Company made, additional regulatory guidance and actions the Company may take as a result of the Tax Act. Information that is needed to adjust provisional amounts would be the completion of all 2017 tax returns.

13.           Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is the total of net income and all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income (loss) that are included in shareholders' equity and the related tax effects are as follows at December 31, 2017 and 2016:

	2017
(In thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$(571)	$137	$(434)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	111	(31)	80
Total other comprehensive loss	$(961)	$225	$(736)

	2016
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$(464)	$130	$(334)
Unrealized impairment loss on held to maturity security	(501)	170	(331)
Gains on unfunded pension liability	109	(44)	65
Total other comprehensive loss	$(856)	$256	$(600)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$276	$(331)	$303	$248
Other comprehensive income (loss) before reclassifications	(186)	—	(32)	(218)
Amounts reclassified from accumulated other comprehensive income	—	—	(160)	(160)
Other comprehensive income (loss)	(186)	—	(192)	(378)
Balance, December 31, 2015	90	(331)	111	(130)
Other comprehensive income (loss) before reclassifications	(424)	—	52	(372)
Amounts reclassified from accumulated other comprehensive income	—	—	(98)	(98)
Other comprehensive loss	(424)	—	(46)	(470)
Balance, December 31, 2016	(334)	(331)	65	(600)
Other comprehensive income (loss) before reclassifications	26	—	38	64
Amounts reclassified from accumulated other comprehensive income	(55)	—	(36)	(91)
Reclassification of certain deferred tax effects	(71)	(51)	13	(109)
Other comprehensive loss	(100)	(51)	15	(136)
Balance, December 31, 2017	$(434)	$(382)	$80	$(736)

14.           Benefit Plans

Retirement Savings Plan: The Bank has a 401(k) Plan (the "Plan") which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make contributions to the Plan up to the IRS salary deferral limit. Under the Plan, the Bank provided a matching contribution of 50%, up to 6% of base compensation. Employer contributions to the Plan amounted to $353,000, $272,000 and $274,000 in 2017, 2016 and 2015.

Bank-Owned Life Insurance: In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors, officers and employees. The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies totaled approximately $25.1 million and $22.2 million as of December 31, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the "Supplemental Plans"). The Supplemental Plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees participating in the Supplemental Plans. The present value of the benefits accrued under the Supplemental Plans as of December 31, 2017 and 2016 is approximately $4.2 million and $4.6 million, respectively, and is included in other liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets. Compensation expense related to the Supplemental Plans of $293,000, $235,000 and $184,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the changes in benefit obligations of the Company’s Supplemental Plans for the years ended December 31, 2017 and 2016.

(In thousands)	2017	2016
Change in Benefit Obligation
Beginning January 1	$4,613	$4,971
Service cost	197	216
Interest cost	156	179
Actuarial gain	(62)	(83)
Benefits paid	(699)	(670)
Ending December 31	$4,205	$4,613

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,316	$4,722
Net actuarial gain included in accumulated other comprehensive income	(111)	(109)
Net recognized pension liability	$4,205	$4,613

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,205	$4,613
Accumulated benefit obligation	4,043	4,463

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015.

(In thousands)	2017	2016	2015
Service cost	$197	$216	$267
Interest cost	156	179	183
Recognized net actuarial gain	(60)	(160)	(266)
Net periodic benefit cost	$293	$235	$184

The net periodic benefit cost is projected to be $193,000 and actuarial gains of $111,000 are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense for the year ending December 31, 2018.

For each of the years ended December 31, 2017, 2016 and 2015, the weighted-average discount rate was 4% and the assumed salary increase was 4% for each of the same years.

Management's expectation as of December 31, 2017 for the projected annual benefit payments is represented in the table below.

(In thousands)
2018	$4,509
2019	—
2020	—
2021	—
2022	—
Thereafter	—
$4,509

15.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”). The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company. Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances. Options are granted with an exercise price at the then fair market value of the Company’s common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2017, there were 127,736 shares of common stock available for future grants under the Stock Plans.

Share-based compensation expense related to stock options was $65,000, $44,000 and $41,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was approximately $59,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Stock Plans that is expected to be recognized over the next four years.

Transactions under the Company’s stock option plans during the year ended December 31, 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Balance, January 1, 2017	165,819	$7.35	5.2	$1,882
Granted	9,900	18.65
Exercised	(31,640)	8.05
Forfeited	(1,030)	14.57
Expired	(1,044)	14.86
Balance, December 31, 2017	142,005	$7.86	4.4	$1,486

Exercisable at December 31, 2017	124,141	$6.96	3.9	$1,408

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between market value of the Company's common stock on the last trading day of 2017 and the exercise price). The Company's closing stock price on December 31, 2017 was $18.30. During the year ended December 31, 2017, the aggregate intrinsic value of stock options exercised was $304,000 and the Company received cash totaling $262,000 for options exercised.

The following table summarizes stock options outstanding and exercisable at December 31, 2017:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.54 to $5.63	50,975	3.8	$5.60	50,975	3.8	$5.60
$6.16 to $7.46	57,688	3.1	6.98	57,688	3.1	6.98
$9.30 to $11.98	24,442	7.1	10.70	13,698	6.8	10.43
$18.65	8,900	9.0	18.65	1,780	9.0	18.65
	142,005	4.4	$7.86	124,141	3.9	$6.96

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Fair value of options granted	$6.05	$4.65	$4.05
Risk-free rate of return	2.45%	2.25%	1.37%
Expected option life in years	7	7	7
Expected volatility	31.25%	30.66%	32.37%
Expected dividends (1)	1.19%	—%	—%

The following table summarizes the activity in nonvested restricted shares for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2017	146,639	$9.02
Granted	61,900	17.96
Vested	(56,507)	10.60
Forfeited	(1,287)	12.49
Balance, December 31, 2017	150,745	$11.87

The value of restricted shares is based upon the market value of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Share-based compensation expense related to stock grants was $934,000, $710,000 and $590,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was approximately $1.5 million of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next three years.

16.           Commitments and Contingencies

As of December 31, 2017, future minimum rental payments under non-cancelable operating leases were as follows:

(In thousands)
2018	$1,281
2019	1,115
2020	910
2021	821
2022	710
Thereafter	2,675
$7,512

Rent expense aggregated $1.5 million for each of the years ended December 31, 2017, 2016 and 2015.

Commitments With Off-Balance Sheet Risk: The consolidated balance sheet does not reflect various commitments relating to financial instruments which are used in the normal course of business. Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company’s financial condition. These instruments include commitments to extend credit and letters of credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Company generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet investments. Additionally, as some commitments and conditional obligations are expected to expire without being drawn or returned, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company was committed to advance $57.5 million and $42.6 million for loans that have not closed and $387.6 million and $330.1 million for lines of credit on closed loans as of December 31, 2017 and 2016, respectively.

The Company issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.” These are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments that the Company could be required to make under these standby letters of credit amounted to $1.2 million at December 31, 2017 and $2.0 million at December 31, 2016. The current amount of the liability as of December 31, 2017 and 2016 for guarantors under standby letters of credit is not material.

The Company also enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These commitments are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The notional amount of the Company’s forward sales commitments was approximately $7.9 million at December 31, 2017 and $8.3 million at December 31, 2016. The fair value of the loan origination commitments was $135,000 at December 31, 2017 and $123,000 at December 31, 2016.

Litigation: The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Company’s financial condition or results of operations.

17.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2017, 2016 and 2015 are as follows:

(Dollars in thousands)	2017	2016	2015
Regulatory, professional and other consulting fees	$2,263	$1,706	$1,681
Equipment	1,008	917	939
Telephone	389	377	449
Amortization of intangible assets	384	404	428
Insurance	373	303	324
Merger-related expenses	265	—	—
Supplies	259	219	248
Marketing	225	240	282
Other expenses	2,151	1,535	1,540
	$7,317	$5,701	$5,891

18.           Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2017, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015) and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

The Bank's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common equity Tier 1	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

As of December 31, 2016
Common equity Tier 1	$108,606	12.13%	$40,302	4.50%	$58,214	6.50%
Total capital to risk-weighted assets	116,100	12.96%	71,648	8.00%	89,560	10.00%
Tier 1 capital to risk-weighted assets	108,606	12.13%	53,736	6.00%	71,648	8.00%
Tier 1 leverage capital	108,606	10.68%	40,658	4.00%	50,823	5.00%

The Company's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common equity Tier 1	$99,839	10.19%	$44,106	4.50%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6.00%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4.00%	N/A	N/A

As of December 31, 2016
Common equity Tier 1	$93,101	10.40%	$40,302	4.50%	N/A	N/A
Total capital to risk-weighted assets	118,595	13.24%	71,648	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	111,101	12.41%	53,736	6.00%	N/A	N/A
Tier 1 leverage capital	111,101	10.93%	40,658	4.00%	N/A	N/A

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

19.           Shareholders’ Equity

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock and cash dividends to holders of common stock since the issuance of the two warrants, 286,174 shares of common stock of the Company at a price of $6.291 per share.

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

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005. The Company repurchased no shares during the year ended December 31, 2017, while during the years ended December 31, 2016 and 2015, the Company repurchased 2,000 shares for an aggregate price of approximately $24,000 and 31,050 shares for an aggregate price of approximately $359,000, respectively.

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

Securities Available for Sale: Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For Level 2 securities, the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Impaired loans: Loans included in the following table are those which the Company has measured and recognized impairment based generally on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations ("GSE")	$—	$1,967	$—	$1,967
Residential collateralized mortgage obligations - GSE	—	27,325	—	27,325
Residential mortgage backed securities-GSE	—	14,288	—	14,288
Obligations of state and political subdivisions	—	19,720	—	19,720
Trust preferred debt securities - single issuer	—	2,349	—	2,349
Corporate debt securities	16,080	11,603	—	27,683
Other debt securities	—	12,126	—	12,126
Total	$16,080	$89,378	$—	$105,458

	December 31, 2016
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S Government sponsored corporations (“GSE”)	$—	$3,479	$—	$3,479
Residential collateralized mortgage obligations - GSE	—	22,560	—	22,560
Residential mortgage backed securities – GSE	—	31,476	—	31,476
Obligations of state and political subdivisions	—	21,400	—	21,400
Trust preferred debt securities - single issuer	—	2,272	—	2,272
Corporate debt securities	12,826	8,942	—	21,768
Other debt securities	—	839	—	839
Total	$12,826	$90,968	$—	$103,794

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets and financial liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016 are as follows:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2017
Impaired loans	—	—	$8,313	$8,313

December 31, 2016
Impaired loans	—	—	$4,130	$4,130

Impaired loans, measured at fair value and included in the above table, consisted of 14 loans having an aggregate balance of $9.0 million and specific loan loss allowances of $684,000 at December 31, 2017 and 9 loans having an aggregate balance of $4.4 million and specific loan loss allowances of $260,000 at December 31, 2016.

The following table presents additional qualitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$8,313	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)
December 31, 2016
Impaired loans	$4,130	Appraisal of collateral (1)	Appraisal adjustments (2)	3%-100% (29.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Estimated fair values have been determined by using the best available data and an estimation methodology suitable for each category of financial instruments as follows:

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable: The carrying amounts reported on the balance sheet for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value.

Securities Held to Maturity: The fair values of securities held to maturity are determined in the same manner as for securities available for sale.

Loans Held For Sale: The fair values of loans held for sale are determined, when possible, using prices based on the best efforts commitment by the purchaser of the loan or quoted secondary market prices. If no such quoted market prices exist, fair values are determined using quoted prices for similar loans, adjusted for the specific attributes of the loans.

SBA servicing asset: Servicing assets do not trade in an active market with readily observable prices. The Company estimates the fair value of the SBA servicing asset using a discounted cash flow model, which incorporates assumptions based on observable discount rates and prepayment speeds.
Interest rate lock derivatives: Interest rate lock commitments do not trade in active markets with readily observable prices. The fair value of the interest rate lock commitments is estimated based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan and the probability that the locked rate commitment will close.
Federal Home Loan Bank Stock: FHLB stock is carried at cost. The carrying value approximates fair value based upon the redemption price provision of the FHLB stock.
Gross Loans Receivable: The fair values of loans, excluding impaired loans subject to specific loss reserves, are estimated using discounted cash flow analyses and market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings and Subordinated Debentures: The carrying amounts of short-term borrowings approximate their fair values. The fair values of long-term FHLB advances and subordinated debentures are estimated using discounted cash flow analysis, based on quoted or estimated interest rates for new borrowings with similar credit risk characteristics, terms and remaining maturity.

The fair values and the carrying value of financial instruments at December 31, 2017 and 2016 were as follows:

	2017
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$18,754	$18,754	$—	$—	$18,754
Securities available for sale	105,458	16,080	89,378	—	105,458
Securities held to maturity	110,267	—	111,865	—	111,865
Loans held for sale	4,254	—	4,539	—	4,539
Loans	789,906	—	—	784,064	784,064
SBA servicing asset	726	—	1,016	—	1,016
Interest rate lock derivative	135	—	135	—	135
Accrued interest receivable	3,478	—	3,478	—	3,478
FHLB Stock	1,490	—	1,490	—	1,490
Deposits	(922,006)	—	(920,732)	—	(920,732)
Borrowings	(20,500)	—	(20,500)	—	(20,500)
Redeemable subordinated debentures	(18,557)	—	(12,326)	—	(12,326)
Accrued interest payable	(804)	—	(804)	—	(804)

	2016
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$14,886	$14,886	$—	$—	$14,886
Securities available for sale	103,794	12,826	90,968	—	103,794
Securities held to maturity	126,810	—	128,559	—	128,559
Loans held for sale	14,829	—	15,103	—	15,103
Loans	724,808	—	—	716,492	716,492
SBA servicing asset	605	—	822	—	822
Interest rate lock derivative	123	—	123	—	123
Accrued interest receivable	3,095	—	3,095	—	3,095
FHLB Stock	3,962	—	3,962	—	3,962
Deposits	(834,516)	—	(834,050)	—	(834,050)
Borrowings	(73,050)	—	(73,222)	—	(73,222)
Redeemable subordinated debentures	(18,557)	—	(11,922)	—	(11,922)
Accrued interest payable	(866)	—	(866)	—	(866)

Loan commitments and standby letters of credit as of December 31, 2017 and 2016 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit were nominal.

21.           Parent-only Financial Information

The condensed financial statements of 1STConstitution Bancorp (parent company only) are presented below:

1ST CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31,
	2017	2016
Assets:
Cash	$317	$490
Investment securities	557	557
Investment in subsidiary	126,846	120,306
Other assets	2,519	2,451
Total Assets	$130,239	$123,804
Liabilities And Shareholders’ Equity
Other liabilities	$29	$446
Subordinated debentures	18,557	18,557
Shareholders’ equity	111,653	104,801
Total Liabilities and Shareholders’ Equity	$130,239	$123,804

1ST CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2017	2016	2015
Income:
Interest income	$16	$13	$11
Dividend income from subsidiary	1,826	1,240	366
Total Income	1,842	1,253	377
Expense:
Interest expense	535	440	366
Total Expense	535	440	366
Income before income taxes and equity in undistributed income of subsidiaries	1,307	813	11
Income tax benefit	(177)	(146)	(122)
Income before equity in undistributed income of subsidiaries	1,484	959	133
Equity in undistributed income of subsidiaries	5,444	8,326	8,531
Net Income	6,928	9,285	8,664
Equity in other comprehensive loss of subsidiaries	(27)	(470)	(378)
Comprehensive Income	6,901	8,815	8,286

1ST CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net Income	$6,928	$9,285	$8,664
Adjustments:
Increase in other assets	(68)	(126)	(92)
(Decrease) increase in other liabilities	(16)	408	—
Equity in undistributed income of subsidiaries	(5,444)	(8,326)	(8,531)
Net cash provided by operating activities	1,400	1,241	41

Cash Flows From Investing Activities:
Investment in subsidiary	(130)	(501)	37
Net cash (used in) provided by investing activities	(130)	(501)	37

Cash Flows From Financing Activities:
Cash dividend paid	(1,690)	(399)	—
Exercise of stock options	247	96	292
Purchase of treasury stock, net	—	(24)	(359)
Net cash used in financing activities	(1,443)	(327)	(67)

Net (decrease) increase in cash	(173)	413	11
Cash at beginning of year	490	77	66
Cash at end of year	$317	$490	$77
`

22.           Quarterly Financial Data (Unaudited)

The following table sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2017, 2016 and 2015.

Selected 2017 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$11,227	$10,811	$10,142	$9,483
Interest expense	1,418	1,451	1,340	1,289
Net interest income	9,809	9,360	8,802	8,194
Provision for loan losses	150	150	150	150
Net interest income after provision for loan losses	9,659	9,210	8,652	8,044
Non-interest income	1,930	2,112	1,785	2,413
Non-interest expense	8,064	7,609	7,677	7,656
Income before income taxes	3,525	3,713	2,760	2,801
Income taxes	2,951	1,227	841	852
Net income	$574	$2,486	$1,919	$1,949
Net income per common share:(1)
Basic	$0.07	$0.31	$0.24	$0.24
Diluted	0.07	0.30	0.23	0.23

Selected 2016 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$9,983	$10,399	$9,476	$9,277
Interest expense	1,361	1,355	1,257	1,185
Net interest income	8,622	9,044	8,219	8,092
Provision for loan losses	—	—	(100)	(200)
Net interest income after provision for loan losses	8,622	9,044	8,319	8,292
Non-interest income	2,010	1,769	1,548	1,595
Non-interest expense	7,572	6,662	6,440	6,617
Income before income taxes	3,060	4,151	3,427	3,270
Income taxes	1,006	1,456	1,113	1,048
Net income	$2,054	$2,695	$2,314	$2,222
Net income per common share:(1)
Basic	$0.26	$0.34	$0.29	$0.28
Diluted	0.25	0.33	0.28	0.27

Selected 2015 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$9,467	$10,422	$10,143	$9,291
Interest expense	1,170	1,169	1,153	1,144
Net interest income	8,297	9,253	8,990	8,147
Provision for loan losses	500	100	—	500
Net interest income after provision for loan losses	7,797	9,153	8,990	7,647
Non-interest income	926	1,436	2,046	2,178
Non-interest expense	6,349	6,979	7,609	6,510
Income before income taxes	2,374	3,610	3,427	3,315
Income taxes	747	1,148	1,112	1,055
Net income	$1,627	$2,462	$2,315	$2,260
Net income per common share:(1)
Basic	$0.21	$0.31	$0.29	$0.29
Diluted	0.20	0.30	0.29	0.28

(1) The sum of quarterly income per basic and diluted common share may not equal net income per basic and diluted common share, respectively, for the years ended December 31, 2017, 2016 and 2015 due to differences in the computation of weighted average diluted common shares on a quarterly and annual basis.

23.           Subsequent Event

On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Jersey Community Bank ("NJCB"), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the "Merger"). If the Merger is completed, shareholders of NJCB will be entitled to receive, for each outstanding share of NJCB common stock that they own at the effective time of the Merger, a combination of common stock of the Company and cash as follows:

(i)    0.1309 of a share of common stock of the Company, subject to the payment of cash in lieu of fractional shares, which stock exchange ratio was based on the average closing price of $19.25 for a share of common stock of the Company during the measurement period specified in the Merger Agreement; and
(ii)    $1.60 in cash, subject to $0.21 being placed in escrow in accordance with the terms and conditions of the Merger Agreement to cover costs and expenses that may be incurred by the Company after the effective time of the Merger as a result of specific pending litigation against NJCB.

The Company and the Bank have submitted and received all required regulatory approvals and waivers. The Company has filed a registration statement on Form S-4, which includes a proxy statement of NJCB and a prospectus of the Company, with the SEC to register shares of common stock of the Company to be issued to shareholders of NJCB. The registration statement on Form S-4 was declared effective on February 15, 2018 by the SEC and the proxy statement-prospectus was mailed to shareholders of NJCB on or about February 22, 2018. The closing of the Merger remains subject to a number of conditions, including approval of the Merger Agreement by NJCB shareholders at a special meeting of shareholders scheduled to be held on March 22, 2018. The closing of the Merger is anticipated to take place during the second quarter of 2018.

On December 31, 2017, NJCB had approximately $103.1 million in assets, approximately $79.0 million in loans, approximately $93.7 million in deposits and approximately $8.9 million in shareholders' equity. NJCB operates two offices in Monmouth County, New Jersey: its main office in Freehold and a branch office in Neptune City. The Merger will be accounted for using the acquisition method of accounting as prescribed by U.S. GAAP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date:	March 19, 2018	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 19, 2018
Robert F. Mangano	(Principal Executive Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 19, 2018
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 19, 2018
William M. Rue /s/ EDWIN J. PISANI	Director	March 19, 2018
Edwin J. Pisani /s/ ANTONIO L. CRUZ	Director	March 19, 2018
Antonio L. Cruz /s/ ROY D. TARTAGLIA	Director	March 19, 2018
Roy D. Tartaglia /s/ J. LYNNE CANNON	Director	March 19, 2018
J. Lynne Cannon /s/ JAMES G. AARON	Director	March 19, 2018
James G. Aaron /s/ CARMEN M. PENTA	Director	March 19, 2018
Carmen M. Penta /s/ WILLIAM J. BARRETT	Director	March 19, 2018
William J. Barrett /s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 19, 2018
Stephen J. Gilhooly	(Principal Financial Officer)