Form 10-Q
period 2018-03-31
1ST CONSTITUTION BANCORP
filed 2018-05-08
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 1, 2018, there were 8,363,466 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$6,929	$5,037
Interest-earning deposits	9,066	13,717
Total cash and cash equivalents	15,995	18,754
Investment securities:
Available for sale, at fair value	112,495	105,458
Held to maturity (fair value of $103,351 and $111,865 at March 31, 2018 and December 31, 2017, respectively)	102,756	110,267
Total investment securities	215,251	215,725

Loans held for sale	1,919	4,254
Loans	776,661	789,906
Less: allowance for loan losses	(8,297)	(8,013)
Net loans	768,364	781,893
Premises and equipment, net	10,591	10,705
Accrued interest receivable	3,202	3,478
Bank-owned life insurance	24,272	25,051
Goodwill and intangible assets	12,404	12,496
Other assets	8,412	6,918
Total assets	$1,060,410	$1,079,274
Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$192,771	$196,509
Interest bearing	698,315	725,497
Total deposits	891,086	922,006

Overnight borrowings	29,825	20,500
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	775	804
Accrued expenses and other liabilities	6,933	5,754
Total liabilities	947,176	967,621
Shareholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,145,590 and 8,116,201 shares issued and 8,112,292 and 8,082,903 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	73,192	72,935
Retained earnings	42,190	39,822
Treasury stock, 33,298 shares at March 31, 2018 and December 31, 2017	(368)	(368)
Accumulated other comprehensive loss	(1,780)	(736)
Total shareholders' equity	113,234	111,653
Total liabilities and shareholders' equity	$1,060,410	$1,079,274
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$9,536	$8,043
Securities:
Taxable	866	815
Tax-exempt	515	553
Federal funds sold and short-term investments	138	72
Total interest income	11,055	9,483
Interest expense
Deposits	1,219	1,043
Borrowings	7	127
Redeemable subordinated debentures	150	119
Total interest expense	1,376	1,289
Net interest income	9,679	8,194
Provision for loan losses	225	150
Net interest income after provision for loan losses	9,454	8,044
Non-interest income
Service charges on deposit accounts	150	154
Gain on sales of loans	1,149	1,589
Income on Bank-owned life insurance	114	130
Gain on sales of securities	6	106
Other income	466	434
Total non-interest income	1,885	2,413
Non-interest expense
Salaries and employee benefits	4,738	4,501
Occupancy expense	812	838
Data processing expenses	309	318
FDIC insurance expense	130	80
Merger-related expenses	164	—
Other operating expenses	1,492	1,919
Total non-interest expenses	7,645	7,656
Income before income taxes	3,694	2,801
Income taxes	841	852
Net income	$2,853	$1,949

Net income per common share
Basic	$0.35	$0.24
Diluted	$0.34	$0.23
Weighted average shares outstanding
Basic	8,111,490	8,026,037
Diluted	8,386,751	8,304,589
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$2,853	$1,949
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(1,351)	181
Tax effect	322	(69)
Net of tax amount	(1,029)	112

Reclassification adjustment for gains on securities available for sale (1)	(6)	(82)
Tax effect (2)	2	33
Net of tax amount	(4)	(49)

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (3)	(15)	(19)
Tax effect (2)	4	7
Net of tax amount	(11)	(12)

Total other comprehensive (loss) income	(1,044)	51

Comprehensive income	$1,809	$2,000

(1) Included in gain on sale of securities on the consolidated statements of income
(2) Included in income taxes on the consolidated statements of income
(3) Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801
Net income	—	1,949	—	—	1,949
Exercise of stock options (5,438 shares)	36	—	—	—	36
Share-based compensation	199	—	—	—	199
Cash dividends declared ($0.05 per share)	—	(401)	—	—	(401)
Other comprehensive income	—	—	—	51	51
Balance, March 31, 2017	$71,930	$35,622	$(368)	$(549)	$106,635

Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	2,853	—	—	2,853
Exercise of stock options (2,989 shares)	20	—	—	—	20
Share-based compensation	237	—	—	—	237
Cash dividends declared ($0.06 per share)	—	(485)	—	—	(485)
Other comprehensive loss	—	—	—	(1,044)	(1,044)
Balance, March 31, 2018	$73,192	$42,190	$(368)	$(1,780)	$113,234
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$2,853	$1,949
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	225	150
Depreciation and amortization	332	350
Net amortization of premiums and discounts on securities	152	254
SBA discount accretion	(73)	(52)
Gains on sales and calls of securities available for sale	(6)	(106)
Gains on sales of loans held for sale	(1,149)	(1,589)
Originations of loans held for sale	(25,471)	(26,933)
Proceeds from sales of loans held for sale	28,955	39,991
Income on Bank–owned life insurance	(128)	(130)
Loss on cash surrender value on Bank-owned life insurance	14	—
Share-based compensation expense	237	199
Increase in deferred tax asset	(36)	—
Decrease in accrued interest receivable	276	306
Increase in other assets	(991)	(508)
Decrease in accrued interest payable	(29)	(34)
Increase (decrease) in accrued expenses and other liabilities	1,164	(1,403)
Net cash provided by operating activities	6,325	12,444
Investing Activities:
Purchases of securities:
Available for sale	(12,057)	(9,186)
Held to maturity	(1,200)	(13,975)
Proceeds from maturities and payments of securities:
Available for sale	3,584	5,867
Held to maturity	8,645	14,208
Proceeds from sales of securities:
Available for sale	—	1,449
Held to maturity	—	582
Proceeds from Bank-owned life insurance	893	—
Net (purchase) redemption of restricted stock	(195)	2,837
Net decrease in loans	13,377	48,090
Capital expenditures	(71)	(177)
Net cash provided by investing activities	12,976	49,695
Financing Activities:
Exercise of stock options	20	36
Cash dividends paid to shareholders	(485)	(401)
Net (decrease) increase in deposits	(30,920)	34,304
Increase (decrease) in overnight borrowings	9,325	(63,050)
Net cash used in financing activities	(22,060)	(29,111)
(Decrease) increase in cash and cash equivalents	(2,759)	33,028
Cash and Cash Equivalents at Beginning of Period	18,754	14,886
Cash and Cash Equivalents at End of Period	$15,995	$47,914
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$1,405	$1,323
Income taxes	62	1,527
Transfer of loans to other real estate owned	—	265
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes To Consolidated Financial Statements
March 31, 2018
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST  Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "Topic 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned ("OREO"). The majority of the Company's revenues come from interest income, other services to customers and other sources, including loans, leases and securities that are outside the scope of Topic 606. The Company's services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, other services and the sale of OREO. Refer to Note 5 - Revenue from Contracts with Customers - for further discussion on the Company's accounting policies for revenue sources within the scope of Topic 606.

The Company adopted Topic 606 using the modified retrospective method for reporting periods beginning after January 1, 2018. The Company did not have any contracts that were not completed as of January 1, 2018. The adoption of Topic 606 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance in 2018 did not have a material impact on the Company's consolidated financial statements.

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

For the Company, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The adoption of this guidance in 2018 did not have a material impact on the Company's consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently classifies cash flows related to BOLI in accordance with the guidance, and the adoption of this guidance in 2018 did not have a material impact on its consolidated financial statements.

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

For the Company, the guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance in 2018 did not have a material impact on the Company's consolidated financial statements.

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the quarters ended March 31, 2018 and 2017, 19,350 and 9,900 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	March 31,
(Dollars in thousands, except per share data)	2018	2017

Net income	$2,853	$1,949

Basic weighted average shares outstanding	8,111,490	8,026,037
Plus: common stock equivalents	275,261	278,552
Diluted weighted average shares outstanding	8,386,751	8,304,589
Earnings per share:
Basic	$0.35	$0.24
Diluted	$0.34	$0.23

(3) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$1,997	$—	$(55)	$1,942
Residential collateralized mortgage obligations - GSE	25,959	10	(726)	25,243
Residential mortgage backed securities - GSE	13,238	67	(168)	13,137
Obligations of state and political subdivisions	19,243	90	(392)	18,941
Trust preferred debt securities - single issuer	2,482	—	(144)	2,338
Corporate debt securities	27,892	10	(520)	27,382
Other debt securities	23,611	8	(107)	23,512
Total	$114,422	$185	$(2,112)	$112,495

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities ("GSE") and agencies	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations - GSE	27,688	18	(381)	27,325
Residential mortgage backed securities - GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities - single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
Total	$106,029	$400	$(971)	$105,458

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities ("GSE") and agencies	$3,233	$—	$3,233	$—	$(89)	$3,144
Residential collateralized mortgage obligations - GSE	8,138	—	8,138	37	(173)	8,002
Residential mortgage backed securities - GSE	33,359	—	33,359	126	(502)	32,983
Obligations of state and political subdivisions	57,597	—	57,597	876	(147)	58,326
Trust preferred debt securities - pooled	657	(501)	156	467	—	623
Other debt securities	273	—	273	—	—	273
Total	$103,257	$(501)	$102,756	$1,506	$(911)	$103,351

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities ("GSE") and agencies	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations - GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
Total	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

Restricted stock was included in other assets at March 31, 2018 and December 31, 2017 and totaled $1.7 million and $1.6 million, respectively. Restricted stock consisted of $1.7 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at March 31, 2018 and $1.5 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2017.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2018.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$1,189	$1,188	1.76%
Due after one year through five years	30,644	30,215	2.60
Due after five years through ten years	25,346	24,938	2.67
Due after ten years	57,243	56,154	2.62
Total	$114,422	$112,495	2.62%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$25,444	$25,506	2.11%
Due after one year through five years	15,964	16,444	4.03
Due after five years through ten years	16,942	17,087	3.22
Due after ten years	44,406	44,314	2.96
Total	$102,756	$103,351	2.96%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$1,942	$(55)	$3,144	$(89)	$5,086	$(144)
Residential collateralized mortgage obligations - GSE	20	19,881	(490)	8,256	(409)	$28,137	$(899)
Residential mortgage backed securities - GSE	53	35,284	(560)	2,939	(110)	$38,223	$(670)
Obligations of state and political subdivisions	68	21,414	(489)	2,540	(50)	$23,954	$(539)
Trust preferred debt securities - single issuer	4	—	—	2,338	(144)	$2,338	$(144)
Corporate debt securities	8	18,784	(305)	7,581	(215)	$26,365	$(520)
Other debt securities	8	20,916	(106)	19	(1)	$20,935	$(107)
Total temporarily impaired securities	163	$118,221	$(2,005)	$26,817	$(1,018)	$145,038	$(3,023)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	2	$1,967	$(30)	$3,150	$(84)	$5,117	$(114)
Residential collateralized mortgage obligations - GSE	11	19,237	(205)	8,788	(299)	$28,025	$(504)
Residential mortgage backed securities - GSE	35	21,770	(141)	3,074	(58)	$24,844	$(199)
Obligations of state and political subdivisions	42	11,594	(82)	2,717	(35)	$14,311	$(117)
Trust preferred debt securities - single issuer	4	—	—	2,349	(132)	$2,349	$(132)
Corporate debt securities	7	11,967	(98)	7,662	(150)	$19,629	$(248)
Other debt securities	4	8,840	(25)	21	(1)	$8,861	$(26)
Total temporarily impaired securities	105	$75,375	$(581)	$27,761	$(759)	$103,136	$(1,340)

U.S. Treasury securities and obligations of U.S. Government sponsored entitites and agencies: The unrealized losses on investments in these securities were caused by increases in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – single issuer: The investments in these securities with unrealized losses are comprised of four corporate trust preferred securities issued by two large financial institutions that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities. Both of the issuers maintain an investment grade credit rating and neither has defaulted on interest payments. The decline in fair value is attributable to the widening of interest rate and credit spreads and the lack of an active trading market for these securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of March 31, 2018, the security was in an unrealized gain position.

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
The following table provides an aging of the loan portfolio by loan class at March 31, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$1,525	$498	$—	$2,023	$121,678	$123,701	$—	$—
Commercial Business	303	17	1,082	1,402	90,395	91,797	—	4,163
Commercial Real Estate	7,090	537	2,422	10,049	326,013	336,062	—	2,422
Mortgage Warehouse Lines	—	—	—	—	162,729	162,729	—	—
Residential Real Estate	510	—	663	1,173	40,451	41,624	—	663
Consumer
Loans to Individuals	400	—	269	669	19,406	20,075	—	485
Other	—	—	—	—	175	175	—	—
Total loans	$9,828	$1,052	$4,436	$15,316	$760,847	776,163	$—	$7,733
Deferred loan costs, net						498
Total loans, net						$776,661

The following table provides an aging of the loan portfolio by loan class at December 31, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$—	$—	$136,412	$136,412	$—	$—
Commercial Business	180	545	619	1,344	91,562	92,906	—	4,212
Commercial Real Estate	540	—	2,465	3,005	305,919	308,924	—	2,465
Mortgage Warehouse Lines	—	—	—	—	189,412	189,412	—	—
Residential Real Estate	911	256	69	1,236	39,258	40,494	—	69
Consumer
Loans to Individuals	119	—	116	235	20,790	21,025	—	368
Other	—	—	—	—	183	183	—	—
Total loans	$1,750	$801	$3,269	$5,820	$783,536	789,356	$—	$7,114
Deferred loan costs, net						550
Total loans, net						$789,906

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At March 31, 2018 and December 31, 2017, there were no purchased credit impaired ("PCI") loans that were not classified as non-performing loans.
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

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience and backgrounds and management succession is in place. Sources of raw materials and, for service companies, the sources of revenue are abundant.  Future needs have been planned for. Character and management ability of individuals or company principals are excellent.  Loans to individuals are supported by high net worths and liquid assets.

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

3w.  Watch - Included in this category are loans evidencing problems identified by Company management that require closer supervision.  Such problems have not developed to the point that requires a "special mention" rating. This category also covers situations where the Company does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

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

5.  Substandard - A "substandard" loan is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

6.  Doubtful - A loan classified as "doubtful" has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified as "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may occur in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at March 31, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$120,428	$83,387	$316,000	$162,729	$40,675
Special Mention	3,273	3,769	13,676	—	65
Substandard	—	4,380	6,386	—	884
Doubtful	—	261	—	—	—
Total	$123,701	$91,797	$336,062	$162,729	$41,624

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$19,590	$175
Non-performing	485	—
Total	$20,075	$175

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$136,180	$84,746	$289,203	$189,412	$39,539
Special Mention	232	3,454	13,267	—	666
Substandard	—	1,252	6,454	—	289
Doubtful	—	3,454	—	—	—
Total	$136,412	$92,906	$308,924	$189,412	$40,494

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$20,657	$183
Non-performing	368	—
Total	$21,025	$183

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$527	$69	$—	$—	$—	$—	$—	$596
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,612	1,148	3,097	732	446	129	—	537	7,701
Ending Balance	$1,612	$1,675	$3,166	$732	$446	$129	$—	$537	$8,297

Loans receivable:
Individually evaluated for impairment	$104	$4,408	$5,654	$—	$663	$486	$—	$—	$11,315
Loans acquired with deteriorated credit quality	—	283	584	—	—	—	—	—	867
Collectively evaluated for impairment	123,597	87,106	329,824	162,729	40,961	19,589	175	—	763,981
Ending Balance	$123,701	$91,797	$336,062	$162,729	$41,624	$20,075	$175	$—	776,163
Deferred loan costs, net									498
									$776,661

	December 31, 2017
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—	$684
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,703	1,128	2,857	852	392	114	—	283	7,329
Ending Balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013

Loans receivable:
Individually evaluated for impairment	$232	$4,459	$5,713	$—	$69	$368	$—	$—	$10,841
Loans acquired with deteriorated credit quality	—	274	590	—	—	—	—	—	864
Collectively evaluated for impairment	136,180	88,173	302,621	189,412	40,425	20,657	183	—	777,651
Ending Balance	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	789,356
Deferred loan costs, net									550
									$789,906

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2018 and 2017 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	(91)	(52)	164	(120)	54	15	1	254	225
Loans charged off	—	—	—	—	—	—	(1)	—	(1)
Recoveries of loans charged off	—	7	53	—	—	—	—	—	60
Balance - March 31, 2018	$1,612	$1,675	$3,166	$732	$446	$129	$—	$537	$8,297

Balance - January 1, 2017	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision charged/(credited) to operations	166	88	56	(331)	99	9	—	63	150
Loans charged off	—	—	—	—	(101)	—	—	—	(101)
Recoveries of loans charged off	—	2	4	—	—	1	—	—	7
Balance - March 31, 2017	$1,370	$1,822	$2,634	$642	$365	$122	$—	$595	$7,550
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

Impaired Loans Receivables (By Class)

				Three Months Ended March 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$104	$104	$—	$147	$2
Commercial Business	1,331	1,372	—	1,250	27
Commercial Real Estate	3,289	3,807	—	1,965	17
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	4,724	5,283	—	3,362	46
Residential Real Estate	663	720	—	266	—
Consumer:
Loans to Individuals	486	537	—	405	—
Other	—	—	—	—	—
Subtotal	486	537	—	405	—
With no allowance:	$5,873	$6,540	$—	$4,033	$46

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—
Commercial Business	3,360	3,362	527	3,425	46
Commercial Real Estate	2,949	2,949	69	4,282	41
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	6,309	6,311	596	7,707	87
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	$6,309	$6,311	$596	$7,707	$87
Total:
Construction	104	104	—	147	2
Commercial Business	4,691	4,734	527	4,675	73
Commercial Real Estate	6,238	6,756	69	6,247	58
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	663	720	—	266	—
Consumer	486	537	—	405	—
Total	$12,182	$12,851	$596	$11,740	$133

Impaired Loans Receivables (By Class)

	December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$232	$232	$—
Commercial Business	1,271	1,419	—
Commercial Real Estate	1,348	1,372	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,851	3,023	—
Residential Real Estate	69	123	—
Consumer:
Loans to Individuals	368	438	—
Other	—	—	—
Subtotal	368	438	—
With no allowance	$3,288	$3,584	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,462	3,464	592
Commercial Real Estate	4,955	5,748	92
Mortgage Warehouse Lines	—	—	—
Subtotal	8,417	9,212	684
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$8,417	$9,212	$684

Total:
Construction	232	232	—
Commercial Business	4,733	4,883	592
Commercial Real Estate	6,303	7,120	92
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	69	123	—
Consumer	368	438	—
Total	$11,705	$12,796	$684

Impaired Loans Receivables (By Class)

	Three Months Ended March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$185	$—
Commercial Business	794	3
Commercial Real Estate	2,821	12
Mortgage Warehouse Lines	—	—
Subtotal	3,800	15
Residential Real Estate	240	—

Consumer:
Loans to Individuals	335	—
Other	—	—
Subtotal	335	—
With no allowance:	$4,375	$15
With an allowance:
Commercial:
Construction	$205	$3
Commercial Business	1,511	67
Commercial Real Estate	2,210	43
Mortgage Warehouse Lines	—	—
Subtotal	3,926	113
Residential Real Estate	200	—
Consumer:
Loans to Individuals	—	—
Other	—	—
Subtotal	—	—
With an allowance:	$4,126	$113
Total:
Construction	390	3
Commercial Business	2,305	70
Commercial Real Estate	5,031	55
Mortgage Warehouse Lines	—	—
Residential Real Estate	440	—
Consumer	335	—
Total	$8,501	$128

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. The following table presents additional information regarding purchased credit-impaired loans at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding balance	$981	$998
Carrying amount	$867	$860

Changes in accretable discount for purchased credit-impaired loans for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$126	$30
Transfer from non-accretable discount	—	—
Accretion of discount	(23)	(7)
Balance at end of period	$103	$23

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

March 31, 2018		December 31, 2017
Number of loans	Recorded Investment	Number of loans	Recorded Investment
1	$77	1	$77

At March 31, 2018 and December 31, 2017, there were no residential properties held in other real estate owned.
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
There were no loans modified as a TDR during the three months ended March 31, 2018. There was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the three months ended March 31, 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three months ended March 31, 2018.

(5)   Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company's sources of non-interest income for the three months ended March 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Service charges on deposits:
Overdraft fees	$79	$80
Other	71	74
Interchange income	67	74
Other income - in scope	86	77
Income on Bank-owned life insurance (1)	114	130
Net gains on sales of loans (1)	1,149	1,589
Loan servicing fees (1)	151	138
Net gains on sales of securities (1)	6	106
Other income (1)	162	145
	$1,885	$2,413
(1) Not within the scope of ASC 606

A description of the Company's revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Other Income: The Company earns other fees from the execution of and receipt of wire transfers for customers, the rental of safe deposit boxes and fees for other services provided to customers. These fees are recognized at the time the transaction is executed or the service is provided as that is the point in time the Company fulfills the customer's request.

Gain or Loss on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company generally does not finance the sale of OREO to the buyer; however, in determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. There were no sales of OREO during the three months ended March 31, 2018 or 2017.

(6) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).
As of March 31, 2018, there were 90,886 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the three months ended March 31, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	142,005	$7.86
Granted	10,450	18.30
Exercised	(2,842)	6.69
Outstanding at March 31, 2018	149,613	$8.61	4.6	$1,966

Exercisable at March 31, 2018	129,893	$7.44	4.0	$1,854

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the three months ended March 31, 2018 were as follows:

Fair value of options granted	$5.93
Risk-free rate of return	2.46%
Expected option life in years	7
Expected volatility	31.35%
Expected dividends	1.18%

Share-based compensation expense related to options was $24,000 and $11,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $104,000 of unrecognized compensation cost related to non-vested stock options.
The following table summarizes the activity in non-vested restricted shares for the three months ended March 31, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2018	150,745	$11.87
Granted	26,400	18.30
Vested	(29,390)	12.67
Non-vested at March 31, 2018	147,755	$12.86

Share-based compensation expense related to stock grants was $213,000 and $188,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock grants.

(7) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank's 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income. At March 31, 2018 and December 31, 2017, the Company's President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $24.3 million and $25.1 million at March 31, 2018 and December 31, 2017, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Service cost	$35	$33
Interest cost	28	45
Actuarial gain recognized	(15)	(19)
Total	$48	$59

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

	March 31, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on securities available for sale	$(1,927)	$460	$(1,467)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	96	(27)	69
Total other comprehensive loss	$(2,332)	$552	$(1,780)

	December 31, 2017
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized net holding losses on available for sale securities	$(571)	$137	$(434)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	111	(31)	80
Accumulated other comprehensive loss	$(961)	$225	$(736)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income/(Loss)
Balance January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive loss before reclassifications	(1,029)	—	—	(1,029)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	(4)	—	—	(4)
Other comprehensive loss	(1,033)	—	(11)	(1,044)
Balance March 31, 2018	$(1,467)	$(382)	$69	$(1,780)

Balance January 1, 2017	$(334)	$(331)	$65	$(600)
Other comprehensive income before reclassifications	112	—	—	112
Amounts reclassified from accumulated other comprehensive income	—	—	(12)	(12)
Reclassification adjustment for gains realized in income	(49)	—	—	(49)
Other comprehensive income (loss)	63	—	(12)	51
Balance March 31, 2017	$(271)	$(331)	$53	$(549)

(9) Recent Accounting Pronouncements
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

The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions, such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. The Company is currently assessing its lease portfolio to determine the key assumptions and financial statement impact; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date and any leases with changes to key assumptions or expectations, such as renewals and extensions and discount rates.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$1,942	$—	$1,942
Residential collateralized mortgage obligations - GSE	—	25,243	—	25,243
Residential mortgage backed securities - GSE	—	13,137	—	13,137
Obligations of state and political subdivisions	—	18,941	—	18,941
Trust preferred debt securities - single issuer	—	2,338	—	2,338
Corporate debt securities	16,462	10,920	—	27,382
Other debt securities	—	23,512	—	23,512
Interest rate lock derivative	—	59	—	59
Total	$16,462	$96,092	$—	$112,554

	December 31, 2017
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$1,967	$—	$1,967
Residential collateralized mortgage obligations - GSE	—	27,325	—	27,325
Residential mortgage backed securities - GSE	—	14,288	—	14,288
Obligations of state and political subdivisions	—	19,720	—	19,720
Trust preferred debt securities - single issuer	—	2,349	—	2,349
Corporate debt securities	16,080	11,603	—	27,683
Other debt securities	—	12,126	—	12,126
Interest rate lock derivative	—	135	—	135
Total	$16,080	$89,513	$—	$105,593

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2018
Impaired loans	$—	$—	$8,657	$8,657
December 31, 2017
Impaired loans	$—	$—	$8,313	$8,313

Impaired loans measured at fair value and included in the above table at March 31, 2018 consisted of 13 loans having an aggregate recorded investment of $9.3 million and specific loan loss allowance of $596,000. Impaired loans measured at fair value and included in the above table at December 31, 2017 consisted of 14 loans having an aggregate balance of $9.0 million with specific loan loss allowance of $684,000.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2018
Impaired loans	$8,657	Appraisal of collateral (1)	Appraisal adjustments (2)	1.7% - 100% (28.2%)
December 31, 2017
Impaired loans	$8,313	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
Federal Home Loan Bank ("FHLB") Stock. FHLB stock is carried at cost. The carrying value approximates fair value based upon the redemption price provision of the FHLB stock.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$15,995	$15,995	$—	$—	$15,995
Securities available for sale	112,495	16,462	96,033	—	112,495
Securities held to maturity	102,756	—	103,351	—	103,351
Loans held for sale	1,919	—	1,991	—	1,991
Loans, net	768,364	—	—	771,529	771,529
SBA servicing asset	766	—	1,016	—	1,016
Interest rate lock derivative	59	—	59	—	59
Accrued interest receivable	3,202	—	3,202	—	3,202
FHLB stock	1,684	—	1,684	—	1,684
Deposits	(891,086)	—	(889,198)	—	(889,198)
Borrowings	(29,825)	—	(29,825)	—	(29,825)
Redeemable subordinated debentures	(18,557)	—	(12,317)	—	(12,317)
Accrued interest payable	(775)	—	(775)	—	(775)

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$18,754	$18,754	$—	$—	$18,754
Securities available for sale	105,458	16,080	89,378	—	105,458
Securities held to maturity	110,267	—	111,865	—	111,865
Loans held for sale	4,254	—	4,539	—	4,539
Loans, net	781,893	—	—	784,064	784,064
SBA servicing asset	726	—	1,016	—	1,016
Interest rate lock derivative	135	—	135	—	135
Accrued interest receivable	3,478	—	3,478	—	3,478
FHLB stock	1,490	—	1,490	—	1,490
Deposits	(922,006)	—	(920,732)	—	(920,732)
Borrowings	(20,500)	—	(20,500)	—	(20,500)
Redeemable subordinated debentures	(18,557)	—	(12,326)	—	(12,326)
Accrued interest payable	(804)	—	(804)	—	(804)

Loan commitments and standby letters of credit as of March 31, 2018 and December 31, 2017 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(11) Subsequent Event

On April 11, 2018, the Company closed on the merger of New Jersey Community Bank ("NJCB"), a New Jersey-chartered bank, with and into 1st Constitution Bank, with 1st Constitution Bank being the surviving entity (the "Merger"). Under the terms of the merger agreement governing the Merger (the "Merger Agreement"), each outstanding share of NJCB common stock was exchanged for the right to receive $1.60 in cash and 0.1309 shares of the Company's common stock. The Company issued 249,785 shares of its common stock, having an aggregate fair value of approximately $5.5 million, and paid cash of approximately $3.05 million, of which approximately $401,000 was placed into escrow under the terms of the Merger Agreement.

As a result of the combination of the two banks following the closing of the Merger, the Company, on a consolidated basis, anticipates having approximately $1.1 billion in total assets, approximately $970.9 million in total deposits and approximately $826.4 million in total loans. In addition, the Merger expands the Company's presence in Monmouth County, New Jersey with the addition of two full service branch locations.

The Merger will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the fair value of the assets purchased and liabilities assumed in connection with the Merger.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three months ended March 31, 2018 and financial condition at March 31, 2018 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.

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

On November 6, 2017, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Jersey Community Bank ("NJCB"), providing for the merger of NJCB with and into the Bank, with the Bank as the surviving entity (the "Merger"). The Merger was completed on April 11, 2018. See Note 11 - Subsequent Event - for further information.

When used in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2018 (this "Form 10-Q"), the words "the Company," "we," "our," and "us" refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 19, 2018, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Other risks and uncertainties that could cause actual results to differ from those described above include, but are not limited to, the following: (1) the diversion of management’s time from ongoing business operations due to issues relating to the integration of NJCB with the Bank; (2) costs or difficulties relating to such integration matters might be greater than expected; and (3) the inability to retain NJCB’s customers and employees.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary

The Company reported net income of $2.9 million, or $0.34 per diluted share, for the three months ended March 31, 2018 compared to $1.9 million, or $0.23 per diluted share, for the three months ended March 31, 2017. Return on average assets and return on average equity were 1.09% and 10.09%, respectively, for the three months ended March 31, 2018 compared to return on average assets and return on average equity of 0.79% and 7.49%, respectively, for the three months ended March 31, 2017. Book value and tangible book value per share were $13.96 and $12.43, respectively, at March 31, 2018 compared to $13.81 and $12.27, respectively, at December 31, 2017.

FIRST QUARTER 2018 HIGHLIGHTS

•	Net interest income was $9.7 million and the net interest margin on a tax equivalent basis was 3.95%.

•	The Bank recorded a provision for loan losses of $225,000 and net recoveries were $59,000.

•	Non-interest expense was $7.6 million and included $164,000 of merger expenses related to the merger of NJCB with and into the Bank.

•	The effective tax rate was 22.8% and reflected the reduction in the maximum federal corporate tax rate to 21% effective January 1, 2018.

•
Commercial business, commercial real estate and construction loans totaled $552 million at March 31, 2018 and increased $84 million, or 17.9%, compared to $468 million at March 31, 2017 and increased $13 million, or 2.4%, compared to $539 million at December 31, 2017. Total loans were $777 million at March 31, 2018.

•	Non-performing assets were $7.7 million, or 0.73% of assets. There was no other real estate owned (“OREO”) at March 31, 2018.

Earnings Analysis
The Company’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Other factors that may affect the Company’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 83.7% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2018 compared to 77.3% of net revenues for the three months ended March 31, 2017. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.
The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and expense on related items, and the Company’s average yield or rate for the three months ended March 31, 2018 and 2017. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	Three months ended March 31, 2018			Three months ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Federal funds sold/short-term investments	$40,588	$138	1.38%	$40,048	$72	0.73%
Investment securities:
Taxable	137,378	866	2.52	137,795	815	2.37
Tax-exempt (4)	80,502	651	3.23	94,635	818	3.46
Total investment securities	217,880	1,517	2.79	232,430	1,633	2.81
Loans: (1)
Commercial real estate	322,192	3,638	4.52	250,441	2,898	4.63
Mortgage warehouse lines	136,558	1,756	5.14	151,937	1,810	4.77
Construction	128,955	1,963	6.09	99,221	1,320	5.32
Commercial business	93,088	1,493	6.44	95,040	1,235	5.22
Residential real estate	40,869	440	4.31	42,700	434	4.07
Loans to individuals	20,468	199	3.94	22,439	245	4.43
Loans held for sale	3,573	37	4.14	5,224	89	6.81
All other loans	1,214	10	3.29	2,288	12	2.10
Total loans	746,917	9,536	5.11	669,290	8,043	4.81
Total interest-earning assets	1,005,385	11,191	4.46%	941,768	9,748	4.14%
Non-interest earning assets:
Allowance for loan losses	(8,106)			(7,549)
Cash and due from bank	5,341			5,354
Other assets	57,074			58,203
Total non-interest earning assets	54,309			56,008
Total assets	$1,059,694			$997,776
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Money market and NOW accounts	$371,877	$432	0.47%	$320,575	$317	0.40%
Savings accounts	223,687	347	0.63	212,196	322	0.62
Certificates of deposit	135,307	440	1.32	142,481	404	1.15
Other borrowed funds	1,650	7	1.72	21,517	127	2.39
Redeemable subordinated debentures	18,557	150	3.23	18,557	119	2.57
Total interest-bearing liabilities	751,078	1,376	0.74%	715,326	1,289	0.73%
Non-interest bearing liabilities:
Demand deposits	188,611			169,771
Other liabilities	8,159			7,111
Total non-interest bearing liabilities	196,770			176,882
Shareholders’ equity	111,846			105,568
Total liabilities and shareholders’ equity	$1,059,694			$997,776
Net interest spread (2)			3.72%			3.41%
Net interest income and net interest margin (3)		$9,815	3.95%		$8,459	3.63%

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

(2)	The net interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	Tax-equivalent basis. The tax-equivalent adjustment was $136 and $265 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net interest income was $9.7 million for the quarter ended March 31, 2018 and increased $1.5 million, or 18.1%, compared to net interest income of $8.2 million for the quarter ended March 31, 2017. The tax equivalent net interest margin was 3.95% for the first quarter of 2018 compared to 3.63% for the first quarter of 2017.

Total interest income was $11.1 million for the three months ended March 31, 2018 compared to $9.5 million for the three months ended March 31, 2017 and increased due primarily to a net increase of $77.6 million in average loans, reflecting growth primarily of commercial real estate and construction loans, which was partially offset by declines in the average balances of mortgage warehouse and commercial business loans.

Average interest-earning assets were $1.0 billion and $941.8 million for the first quarters of 2018 and 2017, respectively. The increase in average interest-earning assets of $63.6 million for the first quarter of 2018 compared to the first quarter of 2017 was due primarily to an increase of $77.6 million in average loans, which was partially offset by a $14.6 million decrease in average investment securities.

For the first quarters of 2018 and 2017, the tax-equivalent yield on interest-earning assets was 4.46% and 4.14%, respectively. The higher yield on average interest-earning assets for the first quarter of 2018 compared to the first quarter of 2017 was due primarily to the higher yield earned on the loan portfolio. The 75 basis point increase in the Federal Reserve's targeted federal funds rate and the corresponding increase in the Bank's Prime Rate since March of 2017 had a positive effect on the yields for construction, commercial business and warehouse loans with variable interest rate terms in the first quarter of 2018. The yield on commercial real estate loans declined due to the continued low interest rate environment as new commercial real estate loans were originated at yields lower than the average yield on commercial real estate loans in the prior year period.

Interest expense on average interest-bearing liabilities was $1.4 million, with an interest cost of 0.74%, for the first quarter of 2018 compared to $1.3 million, with an interest cost of 0.73%, for the first quarter of 2017. The $87,000 increase in interest expense on interest-bearing liabilities for the first quarter of 2018 reflected higher market interest rates in the first quarter of 2018 compared to the first quarter of 2017. The change in mix of deposits partially offset the effect of the higher interest rate environment as the average balance of lower interest cost NOW accounts increased and the average balance of higher interest cost certificates of deposit and borrowings declined in the first quarter of 2018 compared to the first quarter of 2017.

Average interest-bearing liabilities increased $35.8 million, or 5.0%, to $751.1 million for the three months ended March 31, 2018 from $715.3 million for the same three months of 2017 due primarily to increases in money market and NOW accounts and savings accounts. Money market and NOW accounts averaged $371.9 million for the first quarter of 2018 compared to $320.6 million for the first quarter of 2017, which represented an increase of $51.3 million, or 16.0%. Average savings accounts increased $11.5 million, or 5.4%, in the first quarter of 2018 compared to the first quarter of 2017. The increases were due primarily to additional funds deposited by municipal customers. Average certificates of deposit declined by $7.2 million, or 5.0%, to $135.3 million for the first quarter of 2017 from $142.5 million for the first quarter of 2017.

The increase in average non-interest bearing demand deposits of $18.8 million provided the Company with additional funding. Other borrowed funds, which are overnight borrowings, declined due to the net growth of deposits.

The net interest margin, on a tax-equivalent basis, increased to 3.95% for the three months ended March 31, 2018 compared to 3.63% for the three months ended March 31, 2017 due primarily to the higher tax-equivalent yield on average earning assets. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the first quarter of 2018 compared to the first quarter of 2017.

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

In general, over the last three years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at March 31, 2018. Net charge-offs of commercial business and commercial real estate loans in 2017, 2016 and 2015 have declined significantly, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at March 31, 2018.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

During the first quarter of 2018, the Company recorded a provision for loan losses of $225,000, charge-offs of $1,000 and recoveries of loans previously charged-off of $60,000 compared to a provision for loan losses of $150,000, charge-offs of $101,000 and recoveries of loans previously charged-off of $7,000 recorded for the first quarter of 2017. The allowance for loan losses was $8.3 million, or 1.07% of loans, at March 31, 2018 compared to $7.6 million, or 1.12% of loans, at March 31, 2017. The increase in the allowance for loan losses was due primarily to the increase in loans from March 31, 2017 to March 31, 2018.

Management believes that the current economic conditions in New Jersey and surrounding areas and the current operating conditions for the Company are generally positive, which were considered in management’s evaluation of the adequacy of the allowance for loan losses.

Non-Interest Income

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Total non-interest income was $1.9 million for the first quarter of 2018 and declined $528,000, or 21.9%, compared to $2.4 million for the first quarter of 2017. The decrease was due primarily to a decrease of $440,000 in gains on the sales of loans and a decrease of $100,000 in gains from the sale or call of investment securities.

For the first quarters of 2018 and 2017, gains on the sales of loans were $1.1 million and $1.6 million, respectively. The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the first quarter of 2018, $4.3 million of SBA loans were sold and gains of $451,000 were recorded compared to $3.9 million of loans sold and gains of $335,000 recorded in the first quarter of 2017. Residential mortgages totaling $23.5 million were sold and $698,000 of gains were recorded in the first quarter of 2018 compared to $38.4 million of loans sold and $1.3 million of gains recorded in the first quarter of 2017. The lower amounts of loans sold and gains recorded in the first quarter of 2018 were due primarily to a decrease in residential mortgage loans held for sale at December 31, 2017 compared to December 31, 2016. Residential mortgage interest rates were higher in the first quarter of 2018 compared to the first quarter of 2017 and may affect the volume of residential lending activity in future periods if the residential mortgage interest rates remain at these higher levels or increase further.

Service charges on deposit accounts were relatively unchanged from the first quarter of 2018 compared to the first quarter of 2017.

Non-interest income also includes income from BOLI, which was $114,000 for the three months ended March 31, 2018 compared to $130,000 for the three months ended March 31, 2017.

For the first quarter of 2018, the Company recorded other income of $466,000, representing an increase of $32,000 from other income of $434,000 recorded for the first quarter of 2017. There were insignificant changes in the income components of other income from period to period.

Non-Interest Expenses
For the first quarter of 2018, non-interest expenses were $7.6 million and were relatively unchanged from the first quarter of 2017.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$4,738	$4,501
Occupancy expense	812	838
Regulatory, professional and other fees	432	460
Data processing expenses	309	318
Equipment expense	271	240
Merger-related expenses	164	—
FDIC insurance expense	130	80
Telephone	96	99
Insurance	87	80
Supplies	66	60
Marketing	57	72
Amortization of intangible assets	92	98
Other expenses	391	810
Total	$7,645	$7,656
Three months ended March 31, 2018 compared to three months ended March 31, 2017

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $237,000, or 5.3%, to $4.7 million for the three months ended March 31, 2018 compared to $4.5 million for the three months ended March 31, 2017. The increase in salaries and employee benefits was due primarily to merit increases and increases in employee benefits expenses.

Occupancy expense decreased by $26,000 to $812,000 for the first quarter of 2018 compared to $838,000 for the same quarter in 2017 primarily due to the closing of a branch office and one mortgage office at the end of the first quarter of 2017.

Regulatory, professional and other fees decreased $28,000, or 6.1%, to $432,000 for the three months ended March 31, 2018 from $460,000 for the same period of 2017 primarily due to reduced professional and consulting fees. The levels of regulatory, professional and consulting fees have generally increased over the last several years due primarily to compliance with increased regulatory requirements, management of enterprise risk and information security and additional internal and external audit fees, including attestation requirements regarding internal controls over financial reporting as a result of the Company becoming an "Accelerated Filer" for SEC reporting purposes for the year ended December 31, 2016 and subsequent periods.

Data processing expenses of $309,000 were relatively unchanged for the first quarter of 2018 compared to $318,000 for the first quarter of 2017.

Merger expenses of $164,000 related to the merger of NJCB with and into the Bank were incurred in the first quarter of 2018.

FDIC insurance expense increased $50,000, or 62.5%, due primarily to the increase in loans and assets.

The Company recorded other expenses of $391,000 for the first quarter of 2018 as compared to $810,000 for the first quarter of 2017. Other operating expenses were $419,000 lower in the first quarter of 2018 compared to the first quarter of 2017 due primarily to the prior year period including the write-off of excess deferred loan origination costs.

In the second quarter of 2018, the Company expects to incur one-time merger related expenses of approximately $2.3 million, or $1.6 million after tax, due to the conversion of NJCB's deposit and loan accounts to the Bank's computer systems and other merger-related expenses, such as severance, change in control payments and legal expenses. The amount of merger-related expenses and the after-tax effect may vary from this estimate because the acquisition accounting for the merger is not complete at this time.

Income Taxes

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Income tax expense was $841,000 for the first quarter of 2018, resulting in an effective tax rate of 22.8%, compared to income tax expense of $852,000 for the first quarter of 2017, which resulted in an effective tax rate of 30.4%. The decline in the effective tax rate for the first quarter of 2018 was due principally to the enactment of the Tax Cut and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018. If the effective tax rate for the first quarter of 2018 had been the same as the effective tax rate in the first quarter of 2017, income tax expense would have been approximately $282,000 higher.

Financial Condition

March 31, 2018 Compared with December 31, 2017

Total consolidated assets at March 31, 2018 were $1.06 billion, representing a decrease of $18.9 million from total consolidated assets of $1.08 billion at December 31, 2017 due primarily to a $13.2 million decrease in loans. In general, the reduction in assets and the $30.9 million decrease in deposits resulted in a $9.3 million increase in short-term borrowings.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2018 totaled $16.0 million compared to $18.8 million at December 31, 2017, a decrease of $2.8 million. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.

Loans Held for Sale

Loans held for sale at March 31, 2018 were $1.9 million compared to $4.3 million at December 31, 2017. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgages and SBA commercial loans.

Investment Securities

Investment securities represented approximately 20.3% of total assets at March 31, 2018 and approximately 20.0% of total assets at December 31, 2017. Total investment securities of $215.3 million at March 31, 2018 were relatively unchanged from December 31, 2017. Purchases of investment securities totaled $13.3 million during the three months ended March 31, 2018, and proceeds from sales, calls, maturities and payments totaled $12.2 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At March 31, 2018, securities available for sale totaled $112.5 million, an increase of $7.0 million, or 6.7%, compared to securities available for sale totaling $105.5 million at December 31, 2017.

At March 31, 2018, the securities available for sale portfolio had net unrealized losses of $1.9 million compared to net unrealized losses of $571,000 at December 31, 2017.  These net unrealized losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. The increase in the net unrealized loss in the first quarter of 2018 was due principally to the increase in market interest rates during the period.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2018, securities held to maturity were $102.8 million, a decrease of $7.5 million from $110.3 million at December 31, 2017.  The fair value of the held to maturity portfolio at March 31, 2018 was $103.4 million.

Loans

The loan portfolio, which represents the Company's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company's primary lending focus continues to be financing mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial mortgage loans and commercial real estate loans on income-producing assets.

The following table represents the components of the loan portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$336,062	43%	$308,924	39%
Mortgage warehouse lines	162,729	21	189,412	24
Construction loans	123,701	16	136,412	17
Commercial business	91,797	12	92,906	12
Residential real estate	41,624	5	40,494	5
Loans to individuals	20,075	3	21,025	3
All other	175	—	183	—
Gross loans	776,163	100%	789,356	100%
Deferred loan costs, net	498		550
Total loans	$776,661		$789,906
Total loans decreased by $13.2 million, or 1.7%, to $776.7 million at March 31, 2018 compared to $789.9 million at December 31, 2017 due, in part, to decreases of $26.7 million in mortgage warehouse loans and $12.7 million in construction loans, which were partially offset by a $27.1 million increase in commercial real estate loans. The $12.7 million decrease in construction loans was due primarily to the completion of projects, the pay-off of the loans or the permanent funding of the loans and the transfer of the loans to commercial real estate loans.

Mortgage warehouse lines' outstanding balances decreased $26.7 million to $162.7 million at March 31, 2018 compared to $189.4 million at December 31, 2017, reflecting lower levels of residential mortgage originations by the Bank’s mortgage banking customers that were primarily due to the seasonal nature of residential lending in the Bank’s markets, which generally experience lower home purchase activity during the winter months as compared to other periods during the year.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment.   The Bank funded $783.6 million of residential mortgages through customers' warehouse lines of credit in the first quarter of 2018 compared to $738.9 million in the first quarter of 2017.

Commercial business loans decreased $1.1 million, or 1.2%, to $91.8 million at March 31, 2018 from $92.9 million at December 31, 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower generally secure these loans.

Commercial real estate loans increased $27.1 million, or 8.8%, to $336.1 million at March 31, 2018 from $308.9 million at December 31, 2017 and increased $77.9 million, or 30.2%, since March 31, 2017. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans decreased $12.7 million to $123.7 million at March 31, 2018 from $136.4 million at December 31, 2017. and increased $16.0 million, or 14.8%, since March 31, 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-

family buildings that are presold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

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

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but which have not been classified as non-accrual. Included in non-accrual loans are loans whose terms have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and which have not performed in accordance with the restructured terms.

The Bank’s policy with regard to non-accrual loans is that, generally, loans are placed on non-accrual status when they are 90 days past due, unless these loans are well secured and in process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt.  Consumer loans are generally charged off after they become 120 days past due. Subsequent payments on loans in non-accrual status are credited to income only if collection of principal is not in doubt.

At March 31, 2018, non-performing loans increased by $619,000 to $7.7 million from $7.1 million at December 31, 2017 and the ratio of non-performing loans to total loans increased to 1.00% at March 31, 2018 compared to 0.90% at December 31, 2017. During the first quarter of 2018, $241,000 of non-performing loans were resolved and $860,000 of loans were placed on non-accrual. The new non-accrual loans were comprised of one residential mortgage and two home equity loans. In the first quarter of 2017, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility had further deteriorated. As of the date of notification, the Bank downgraded the loan, which had a balance of $4.0 million at that time, and placed it on non-accrual. In the first quarter of 2018, the Bank was notified by federal bank regulators that this loan had been upgraded from doubtful to substandard. The balance of the loan was $3.0 million at March 31, 2018.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	7,733	7,114
Total non-performing loans	7,733	7,114
Other real estate owned	—	—
Total non-performing assets	7,733	7,114
Performing troubled debt restructurings	3,581	3,728
Performing troubled debt restructurings and total non-performing assets	$11,314	$10,842

Non-performing loans to total loans	1.00%	0.90%
Non-performing loans to total loans excluding mortgage warehouse lines	1.26%	1.18%
Non-performing assets to total assets	0.73%	0.66%
Non-performing assets to total assets excluding mortgage warehouse lines	0.86%	0.80%
Total non-performing assets and performing troubled debt restructurings to total assets	1.07%	1.00%

Non-performing loans to total loans increased to 1.00% at March 31, 2018 from 0.90% at December 31, 2017 principally due to the increase in non-accrual loans.

Non-performing assets increased by $619,000 to $7.7 million at March 31, 2018 from $7.1 million at December 31, 2017. There was no OREO at March 31, 2018 and December 31, 2017.

At March 31, 2018, the Bank had 11 loans totaling $8.3 million, which were troubled debt restructurings. Three of these loans totaling $4.7 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.6 million are considered performing. At December 31, 2017, the Bank had ten loans totaling $5.5 million that were troubled debt restructurings. Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.7 million are considered performing.

In accordance with U.S GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At March 31, 2018 and December 31, 2017, there were no loans acquired with evidence of deteriorated credit quality that were not classified as non-performing loans.

Non-performing assets represented 0.73% of total assets at March 31, 2018 compared to 0.66% of total assets at December 31, 2017.

Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past due ten days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. In addition, delinquency notices are system-generated when loans are five days past due and again at 15 days past due.

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

During the three months ended March 31, 2018, there was no activity in other real estate owned. During the three months ended March 31, 2017, one commercial real estate property with a fair value of $265,000 was transferred to other real estate owned.

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

When analyzing groups of loans, the Company follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans as of the evaluation date.  These adjustment factors, known as qualitative factors, include:

•	Delinquencies and non-accruals;

•	Portfolio quality;

•	Concentration of credit;

•	Trends in volume of loans;

•	Quality of collateral;

•	Policy and procedures;

•	Experience, ability and depth of management;

•	Economic trends - national and local; and

•	External factors - competition, legal and regulatory.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current net net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

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

Consumer

The Company’s consumer loan portfolio is comprised of residential real estate loans, home equity loans and other loans to individuals. Individual loan pools are created for the various types of loans to individuals. The principal risk is that the borrower becomes unemployed or has a significant reduction in income.

In general, for homogeneous groups such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type and historical losses. These loan groups are then internally risk rated.

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three months ended	Year ended	Three months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Balance, beginning of period	$8,013	$7,494	$7,494
Provision charged to operating expenses	225	600	150
Loans charged off:
Residential real estate loans	—	(101)	(101)
Commercial business and commercial real estate	—	(61)	—
All other loans	(1)	—	—
Total loans charged off	(1)	(162)	(101)
Recoveries:
Commercial business and commercial real estate	60	64	6
Loans to individuals	—	4	1
All other loans	—	13	—
Total recoveries	60	81	7
Net recoveries (charge offs)	59	(81)	(94)
Balance, end of period	$8,297	$8,013	$7,550
Loans:
At period end	$776,661	$789,906	$676,411
Average during the period	746,917	717,010	669,290
Net (charge offs) recoveries to average loans outstanding	0.01%	(0.01)%	(0.01)%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	0.01%	(0.01)%	(0.02)%
Allowance for loan losses to:
Total loans at period end	1.07%	1.01%	1.12%
Total loans at period end excluding mortgage warehouse loans	1.23%	1.19%	1.29%
Non-performing loans	107.29%	112.64%	101.76%
The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of March 31, 2018 and December 31, 2017, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Amount	As a % of Loan Class	Loans % of Loans	Amount	As a % of Loan Class	Loans % of Loans
Commercial real estate loans	$3,166	0.94%	43%	$2,949	0.95%	39%
Commercial business	1,675	1.82	12	1,720	1.85	12
Construction loans	1,612	1.30	16	1,703	1.25	17
Residential real estate loans	446	1.07	5	392	0.97	5
Loans to individuals	129	0.64	3	114	0.54	3
Subtotal	7,028	1.15	79	6,878	1.15	76
Mortgage warehouse lines	732	0.45	21	852	0.45	24
Unallocated reserves	537	—	—	283	—	—
Total	$8,297	1.07%	100%	$8,013	1.01%	100%

During the first quarter of 2018, the Company recorded a provision for loan losses of $225,000, charge-offs of $1,000 and recoveries of loans previously charged-off of $60,000 compared to a provision for loan losses of $150,000, charge-offs of $101,000 and recoveries of loans previously charged-off of $7,000 recorded for the first quarter of 2017. The higher provision for loan losses recorded in the first quarter of 2018 was due primarily to the growth of commercial real estate loans, the level of non-performing loans and the change in the mix of loans in the loan portfolio.

At March 31, 2018, the allowance for loan losses was $8.3 million, or 1.07% of loans, compared to $8.0 million, or 1.01% of loans, at December 31, 2017 and $7.6 million, or 1.12% of loans, at March 31, 2017. The allowance for loan losses was 107% of non-performing loans at March 31, 2018 compared to 113% of non-performing loans at December 31, 2017 and 102% at March 31, 2017. Management believes that the quality of the loan portfolio remains sound, considering the economic climate in the State of New Jersey and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Demand
Non-interest bearing	$192,771	$196,509
Interest bearing	351,012	372,133
Savings	218,661	215,197
Certificates of deposit	128,642	138,167
Total	$891,086	$922,006
At March 31, 2018, total deposits were $891.1 million, a decrease of $30.9 million, or 3.4%, from $922.0 million at December 31, 2017. The decline in deposits reflected primarily an outflow of $21.1 million of interest bearing demand accounts, a $3.7 million reduction of non-interest bearing demand accounts and a $9.5 million reduction of certificates of deposit, which were partially offset by an increase of $3.5 million of savings accounts. The decline in interest bearing demand accounts was due in part to a net outflow of $14.6 million of municipal deposits. As a result of the Tax Act, a number of the Bank’s municipal customers experienced significant advanced payments in December 2017 for real estate taxes that are due in 2018. This was due to income tax planning considerations by individuals. As the Bank’s municipal customers expended these additional funds in the first quarter of 2018, their deposit balances declined from the levels at December 31, 2017. Management estimates that there were approximately $40 million of municipal deposits, primarily interest bearing demand accounts and savings accounts, at March 31, 2018 that are likely to flow out of the Bank during the second and third quarters of 2018 as the municipal customers expend these additional funds to support their operations. Management believes that the Bank’s liquidity resources are adequate to meet this projected outflow of deposits during this period. The balance of the outflow of interest bearing demand accounts and the outflow of non-interest bearing demand accounts was due to the routine inflow and outflow of customers’ funds. The decrease in certificates of deposit includes the maturity and non-renewal of $7.2 million of deposits originated through a deposit listing service.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At March 31, 2018, the Company had $24.8 million of overnight borrowings from the FHLB and $5.0 million of fed funds purchased compared to $20.5 million of overnight borrowings from the FHLB at December 31, 2017.

Liquidity
At March 31, 2018, the amount of liquid assets and the Bank's access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $530.0 million, at March 31, 2018.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2018, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $148.6 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, of which $41.0 million was unused at March 31, 2018.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2018, the balance of cash and cash equivalents was $16.0 million.
Net cash provided by operating activities totaled $6.3 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $12.5 million for the three months ended March 31, 2017.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the three months ended March 31, 2018 was lower than net cash provided by operating activities for the three months ended March 31, 2017 due primarily to higher net proceeds from the origination and sale of loans of approximately $9.6 million in the first quarter of 2017. Partially offsetting this lower cash flow from operations in the 2018 period was the net increase in accrued expenses and other liabilities compared to the net decrease in accrued expenses and other liabilities in the 2017 period.

Net cash provided by investing activities totaled $13.0 million for the three months ended March 31, 2018 compared to $49.6 million for the three months ended March 31, 2017. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary source of cash from investing activities for the first three months of 2018 was a net decrease in loans of $13.4 million compared to a net decrease in loans of $48.0 million for the first three months of 2017. For the three months ended March 31, 2018 and March 31, 2017, payments and maturities of investment securities totaled $12.2 million and $20.1 million, respectively. Cash was used to purchase investment securities of $13.3 million for the three months ended March 31, 2018 compared to purchases of $23.2 million of investment securities for the three months ended March 31, 2017. There were no sales of investment securities in the 2018 period and proceeds from the sale of investment securities totaled $2.0 million for the three months ended March 31, 2017.

Net cash used by financing activities was $22.1 million for the three months ended March 31, 2018 compared to $29.1 million for the three months ended March 31, 2017.  The primary use of funds for the 2018 period was the decrease in deposits of $30.9 million, which was partially offset by the increase in borrowings of $9.3 million. Cash dividends of $485,000 were paid in the first quarter of 2018. The primary use of funds in the 2017 period was the decrease in borrowed funds of $63.1 million, which was partially offset by the increase in deposits of $34.3 million.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $1.6 million, or 1.4%, to $113.2 million at March 31, 2018 from $111.7 million at December 31, 2017.  Tangible book value per common share increased by $0.16 to $12.43 at March 31, 2018 from $12.27 at December 31, 2017.   The ratio of average shareholders’ equity to total average assets was 10.55% for the three months ended March 31, 2018 compared to 10.58% for the year ended December 31, 2017.

Shareholders’ equity increased $1.6 million due primarily to an increase of $2.4 million in retained earnings, which was partially offset by the $1.0 million increase in accumulated other comprehensive loss.

The Company began declaring and paying cash dividends on its common stock in September 2016 and has declared and paid a cash dividend for each quarter since then. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY."

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five percent (5%) of its common stock outstanding on the date of approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaces the repurchase program authorized on August 3, 2005.

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended March 31, 2018 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of March 31, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of March 31, 2018 and December 31, 2017, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The Company's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Common equity Tier 1 (CET1)	$102,259	10.63%	$43,282	4.5%	N/A	N/A
Total capital to risk-weighted assets	128,556	13.37%	76,946	8%	N/A	N/A
Tier 1 capital to risk-weighted assets	120,259	12.50%	57,710	6%	N/A	N/A
Tier 1 leverage capital	120,259	11.49%	41,878	4%	N/A	N/A

As of December 31, 2017
Common equity Tier 1 (CET1)	$99,839	10.19%	$44,106	4.5%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4%	N/A	N/A

The Bank's actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Common equity Tier 1 (CET1)	$117,379	12.21%	$43,257	4.50%	$62,482	6.50%
Total capital to risk-weighted assets	125,676	13.07%	76,902	8.00%	96,127	10.00%
Tier 1 capital to risk-weighted assets	117,379	12.21%	57,676	6.00%	76,902	8.00%
Tier 1 leverage capital	117,379	11.21%	41,878	4.00%	52,347	5.00%

As of December 31, 2017
Common equity Tier 1 (CET1)	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

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
Based upon the current interest rate environment, as of March 31, 2018, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$45,739	$3,792	9.04%	$160,497	$(342)	(0.21)%
+200	44,475	2,528	6.03%	160,740	(99)	(0.06)%
—	41,947	—	—%	160,839	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

ALCO uses simulation modeling to analyze the Company's net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2018.

In an immediate and sustained 200 basis point increase in market interest rates at March 31, 2018, net interest income for year 1 would increase approximately 6.0%, when compared to a flat interest rate scenario. In year 2, this sensitivity improves to an increase of 9.0%, when compared to a flat interest rate scenario.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under the heading "Risk Factors" within the Company's Form 10-K for the year ended December 31, 2017.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five percent (5%) of its common stock outstanding on the date of approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during the first quarter of 2018.
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2018.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2018	January 31, 2018	—	$—	—	394,141
February 1, 2018	February 28, 2018	—	$—	—	394,141
March 1, 2018	March 31, 2018	—	$—	—	394,141
Total		—	$—	—	394,141
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

1ST CONSTITUTION BANCORP

Date:	May 8, 2018	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)