Form 10-Q
period 2018-06-30
1ST CONSTITUTION BANCORP
filed 2018-08-08
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 6, 2018, there were 8,379,342 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$5,572	$5,037
Interest-earning deposits	25,079	13,717
Total cash and cash equivalents	30,651	18,754
Investment securities:
Available for sale, at fair value	130,075	105,458
Held to maturity (fair value of $95,670 and $111,865 at June 30, 2018 and December 31, 2017, respectively)	95,322	110,267
Total investment securities	225,397	215,725
Loans held for sale	9,291	4,254
Loans	899,912	789,906
Less: allowance for loan losses	(8,498)	(8,013)
Net loans	891,414	781,893
Premises and equipment, net	11,874	10,705
Accrued interest receivable	3,785	3,478
Bank-owned life insurance	28,403	25,051
Other real estate owned	1,223	—
Goodwill and intangible assets	12,387	12,496
Other assets	15,087	6,918
Total assets	$1,229,512	$1,079,274
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$216,087	$196,509
Interest bearing	740,700	725,497
Total deposits	956,787	922,006

Short-term borrowings	118,225	20,500
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	849	804
Accrued expenses and other liabilities	14,746	5,754
Total liabilities	1,109,164	967,621
Shareholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,412,640 and 8,116,201 shares issued and 8,379,342 and 8,082,903 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	79,003	72,935
Retained earnings	43,560	39,822
Treasury stock, 33,298 shares at June 30, 2018 and December 31, 2017	(368)	(368)
Accumulated other comprehensive loss	(1,847)	(736)
Total shareholders’ equity	120,348	111,653
Total liabilities and shareholders’ equity	$1,229,512	$1,079,274
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$11,349	$8,697	$20,885	$16,740
Securities:
Taxable	989	839	1,855	1,654
Tax-exempt	509	548	1,024	1,101
Federal funds sold and short-term investments	34	86	172	158
Total interest income	12,881	10,170	23,936	19,653
Interest expense
Deposits	1,469	1,104	2,688	2,147
Borrowings	220	109	227	236
Redeemable subordinated debentures	174	127	324	246
Total interest expense	1,863	1,340	3,239	2,629
Net interest income	11,018	8,830	20,697	17,024
Provision for loan losses	225	150	450	300
Net interest income after provision for loan losses	10,793	8,680	20,247	16,724
Non-interest income
Service charges on deposit accounts	153	149	303	303
Gain on sales of loans	984	1,018	2,133	2,607
Income on Bank-owned life insurance	159	130	273	260
Gain from bargain purchase	184	—	184	—
Gain on sales of securities	6	(2)	12	104
Other income	557	471	1,023	905
Total non-interest income	2,043	1,766	3,928	4,179
Non-interest expense
Salaries and employee benefits	5,076	4,692	9,814	9,193
Occupancy expense	885	820	1,697	1,658
Data processing expenses	369	326	678	644
FDIC insurance expense	146	80	276	160
Other real estate owned expenses	—	11	2	15
Merger-related expenses	1,977	—	2,141	—
Other operating expenses	1,798	1,757	3,288	3,672
Total non-interest expenses	10,251	7,686	17,896	15,342
Income before income taxes	2,585	2,760	6,279	5,561
Income taxes	714	841	1,555	1,693
Net income	$1,871	$1,919	$4,724	$3,868

Net income per common share
Basic	$0.22	$0.24	$0.57	$0.48
Diluted	$0.22	$0.23	$0.56	$0.47
Weighted average shares outstanding
Basic	8,341,459	8,033,299	8,227,109	8,029,690
Diluted	8,628,105	8,301,939	8,506,961	8,301,431
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$1,871	$1,919	$4,724	$3,868
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(152)	545	(1,503)	726
Tax effect	37	(198)	359	(267)
Net of tax amount	(115)	347	(1,144)	459

Reclassification adjustment for gains on securities available for sale (1)	(6)	2	(12)	(80)
Tax effect (2)	1	(1)	3	32
Net of tax amount	(5)	1	(9)	(48)

Pension liability	89	—	89	—
Tax effect	(25)	—	(25)	—
Net of tax amount	64	—	64	—

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (3)	(15)	(24)	(30)	(43)
Tax effect (2)	4	10	8	17
Net of tax amount	(11)	(14)	(22)	(26)

Total other comprehensive (loss) income	(67)	334	(1,111)	385

Comprehensive income	$1,804	$2,253	$3,613	$4,253
(1) Included in gain on sales of securities on the consolidated statements of income
(2) Included in income taxes on the consolidated statements of income
(3) Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801
Net income	—	3,868	—	—	3,868
Exercise of stock options (12,361 shares)	113	—	—	—	113
Share-based compensation	484	—	—	—	484
Cash dividends declared ($0.05 per share)	—	(803)	—	—	(803)
Other comprehensive income	—	—	—	385	385
Balance, June 30, 2017	$72,292	$37,139	$(368)	$(215)	$108,848

Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	4,724	—	—	4,724
Exercise of stock options (9,307 shares)	67	—	—	—	67
Share-based compensation	506	—	—	—	506
Issuance of common stock (249,785 shares)	5,495	—	—	—	5,495
Cash dividends declared ($0.06 per share)	—	(986)	—	—	(986)
Other comprehensive loss	—	—	—	(1,111)	(1,111)
Balance, June 30, 2018	$79,003	$43,560	$(368)	$(1,847)	$120,348
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$4,724	$3,868
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	450	300
Depreciation and amortization	683	694
Net amortization of premiums and discounts on securities	283	482
SBA discount accretion	(151)	(111)
Gain from bargain purchase of NJCB	(184)	—
Gains on sales and calls of securities available for sale	(12)	(104)
Gains on sales of other real estate owned	—	(14)
Gains on sales of loans held for sale	(2,133)	(2,607)
Originations of loans held for sale	(54,025)	(52,391)
Proceeds from sales of loans held for sale	51,121	66,233
Income on Bank–owned life insurance	(287)	(260)
Loss on cash surrender value on Bank-owned life insurance	14	—
Share-based compensation expense	506	484
(Increase) decrease in accrued interest receivable	(48)	35
Increase in other assets	(503)	(899)
Increase (decrease) in accrued interest payable	45	(54)
Increase (decrease) in accrued expenses and other liabilities	8,415	(806)
Net cash provided by operating activities	8,898	14,850
Investing Activities:
Purchases of securities:
Available for sale	(24,059)	(25,752)
Held to maturity	(2,868)	(16,460)
Proceeds from maturities and payments of securities:
Available for sale	8,949	11,231
Held to maturity	17,694	17,645
Proceeds from sales of securities:
Available for sale	—	5,728
Held to maturity	—	606
Proceeds from Bank-owned life insurance benefits paid	893	—
Net purchase of restricted stock	(4,600)	(105)
Net increase in loans	(35,999)	(38,242)
Capital expenditures	(479)	(439)
Forfeitable deposit on other real estate owned	100	—
Cost of improvements to OREO	—	(5)
Net cash paid for acquisition of NJCB	(996)	—
Proceeds from sales of other real estate owned	—	284
Net cash used in investing activities	(41,365)	(45,509)
Financing Activities:
Exercise of stock options	67	113
Cash dividends paid to shareholders	(986)	(803)
Net (decrease) increase in deposits	(52,442)	29,899
Increase in short-term borrowings	97,725	775
Net cash provided by financing activities	44,364	29,984
Increase (decrease) in cash and cash equivalents	11,897	(675)
Cash and Cash Equivalents at Beginning of Period	18,754	14,886
Cash and Cash Equivalents at End of Period	$30,651	$14,211

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$3,193	$2,683
Income taxes	3,226	1,577
Transfer of loans to other real estate owned	93	455
Non-cash activities.
Acquisition of New Jersey Community Bank
Noncash assets acquired:
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Bank-owned life insurance	3,972
Accrued interest receivable	259
Core deposit intangible asset	80
Other assets	2,786
	94,534
Liabilities assumed:
Deposits	87,223
Other liabilities	636
	87,859

Common stock issued as consideration	5,495
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
June 30, 2018
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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The majority of the Company’s revenues come from interest income, other services to customers and other sources, including loans, leases and securities that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, other services and the sale of OREO. Refer to Note 6 - Revenue from Contracts with Customers - for further discussion on the Company’s accounting policies for revenue sources within the scope of Topic 606.

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

ASU Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer disaggregate the service cost component from the other components of net benefit costs as follows: (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations but in some cases, may be eligible for capitalization if certain criteria are met; and (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income and gains or losses from changes in the value of the projected benefit obligation or plan assets.

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance in 2018 did not have a material impact on the Company’s consolidated financial statements.

ASU Update 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The current definition of a business is interpreted broadly and can be difficult to apply. Stakeholders indicated that analyzing transactions is inefficient and costly and the definition does not permit the use of reasonable judgment.

Under current implementation guidance, there are three elements of a business: inputs, processes and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.

The ASU introduces a “screen” to assist entities in determining when a set should not be considered a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. If the screen is not met, the ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Further, the ASU removes the evaluation of whether a market participant could replace missing elements (as required under current U.S. GAAP).

For the Company, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The adoption of this guidance in 2018 did not have a material impact on the Company’s consolidated financial statements.

ASU Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt, (3) settlement of contingent consideration, (4) insurance proceeds, (5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (6) distributions from equity method investees, (7) beneficial interests in securitization transactions and (8) receipts and payments with aspects of more than one class of cash flows.

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

ASU Update 2016-01 - Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance in the ASU, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income, the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.

For the Company, the guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance in 2018 did not have a material impact on the Company’s consolidated financial statements.

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed its acquisition of 100 percent of the common shares of New Jersey Community Bank (“NJCB”), which merged with and into the Bank. The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, that the Company may incur after closing the merger as a result of a certain litigation matter.
The merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the acquisition date. NJCB’s results of operations have been included in the Company’s Consolidated Statements of Income since April 11, 2018.
The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the merger, including the use of third party valuation specialists. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the merger.
The following table summarizes the estimated fair value of the acquired assets and liabilities assumed:

(Dollars in Thousands)	Amount
Consideration paid:
Company stock issued	$5,495
Cash payment	2,668
Cash held in escrow	401
Total consideration paid	$8,564

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$2,073
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Core deposit intangible asset	80
Bank-owned life insurance	3,972
Accrued interest receivable	259
Other assets	2,786
Deposits	(87,223)
Other liabilities	(636)
Total identifiable assets and liabilities, net	$8,748

Gain from bargain purchase	$184

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report, in its financial statements, provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period may not exceed one year from the acquisition date.
Investments were recorded at fair value, utilizing quoted market prices on nationally recognized exchanges (Level 1) or by using Level 2 inputs.  For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.
Loans acquired in the NJCB acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. The fair values of loans acquired were estimated, utilizing cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses of approximately $1.6 million and estimated prepayments. Projected cash flows were then discounted to present value, utilizing a risk-adjusted market rate for similar loans that management determined market participants would likely use.
At the acquisition date, the Company recorded $74.3 million of loans without evidence of credit quality deterioration and $881,000 of loans with evidence of credit quality deterioration.
The following table summarizes the composition of the loans acquired and recorded at fair value:

		At April 11, 2018
(Dollars in Thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total
Commercial
Construction	$798	—	$798
Commercial real estate	58,191	873	59,064
Commercial business	1,293	8	1,302
Residential real estate	7,572		7,572
Consumer	6,409		6,409
Total loans	$74,263	$881	$75,144

The following is a summary of the loans acquired with evidence of deteriorated credit quality in the NJCB acquisition as of the date of the closing of the merger:

(Dollars in Thousands)	Acquired Credit Impaired Loans

Contractually required principal and interest at acquisition	$1,658
Contractual cash flows not expected to be collected	609
(non-accretable difference)

Expected cash flows at acquisition	1,049
Interest component of expected cash flows (accretable difference)	168

Fair value of acquired loans	$881

Bank-owned life insurance was recorded at the cash surrender value of the insurance policies, which approximates the redemption value of the policies.
The core deposit intangible totaled $80,000 and is being amortized over its estimated useful life of approximately 10 years, using an accelerated method. No goodwill was recognized in the transaction.
The following table presents the projected amortization of the core deposit intangible for each period:

(Dollars in Thousands)	Amount
Year
2018	$15
2019	13
2020	12
2021	10
2022	8
Thereafter	22
$80

The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts, were assumed to equal the carrying value amounts since these deposits are payable on demand. The fair values of certificates of deposit represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the acquisition were expensed as incurred. During the three and six months ended June 30, 2018, the Company incurred $2.0 million and $2.1 million, respectively, of expenses for termination of contracts, legal and financial advisory fees, severance and other integration related expenses, which have been separately stated as merger-related expenses in the Company’s Consolidated Statements of Income.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former NJCB operations included in the Company’s Consolidated Statements of Income from the date of the acquisition (April 11, 2018) through June 30, 2018 under the column “Actual from acquisition date to June 30, 2018.” In addition, the table presents unaudited condensed pro forma financial information assuming that the NJCB acquisition had been completed as of January 1, 2018 and January 1, 2017, respectively. In the table, merger-related expenses of $2.1 million were excluded from the pro forma non-interest expenses for the six months ended June 30, 2018. Income taxes were also adjusted to exclude income tax benefits of $568,000 related to the merger expenses for the six months ended June 30, 2018.
The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma financial information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of NJCB’s operations. The pro forma financial information reflects adjustments related to certain merger expenses and the related income tax effects.

(Dollars in Thousands)	Actual from Acquisition Date to 6/30/2018	Pro Forma for the Six Months Ended 6/30/2018	Pro Forma for the Six Months Ended 6/30/2017

Net interest income	$790	$21,545	$18,463
Non-interest income	40	3,920	4,312
Non-interest expenses	445	17,004	17,426
Income taxes	116	2,123	1,693
Net income	269	5,888	3,356

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the three and six months ended June 30, 2018 and 2017, no options and 9,500 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Net income	$1,871	$1,919	$4,724	$3,868

Basic weighted average shares outstanding	8,341,459	8,033,299	8,227,109	8,029,690
Plus: common stock equivalents	286,646	268,640	279,852	271,741
Diluted weighted average shares outstanding	8,628,105	8,301,939	8,506,961	8,301,431
Earnings per share:
Basic	$0.22	$0.24	$0.57	$0.48
Diluted	$0.22	$0.23	$0.56	$0.47

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$3,984	$—	$(64)	$3,920
Residential collateralized mortgage obligations - GSE	41,743	8	(942)	40,809
Residential mortgage backed securities - GSE	15,877	38	(201)	15,714
Obligations of state and political subdivisions	24,154	97	(384)	23,867
Trust preferred debt securities - single issuer	1,489	—	(87)	1,402
Corporate debt securities	28,374	22	(502)	27,894
Other debt securities	16,539	28	(98)	16,469
Total	$132,160	$193	$(2,278)	$130,075

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations - GSE	27,688	18	(381)	27,325
Residential mortgage backed securities - GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities - single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
Total	$106,029	$400	$(971)	$105,458

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities (“GSE”) and agencies	$3,021	$—	$3,021	$—	$(93)	$2,928
Residential collateralized mortgage obligations - GSE	7,615	—	7,615	17	(194)	7,438
Residential mortgage backed securities - GSE	33,247	—	33,247	87	(686)	32,648
Obligations of state and political subdivisions	51,046	—	51,046	784	(133)	51,697
Trust preferred debt securities - pooled	657	(501)	156	566	—	722
Other debt securities	237	—	237	—	—	237
Total	$95,823	$(501)	$95,322	$1,454	$(1,106)	$95,670

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities (“GSE”) and agencies	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations - GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
Total	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

At June 30, 2018 and December 31, 2017, $118.4 million and $98.4 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the FHLB and for other purposes required or permitted by law.

Restricted stock was included in other assets at June 30, 2018 and December 31, 2017 and totaled $6.1 million and $1.6 million, respectively. Restricted stock consisted of $6.0 million of Federal Home Loan Bank of New York stock and $135,000 of Atlantic Community Bankers Bank stock at June 30, 2018 and $1.5 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2017.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2018.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$3,667	$3,665	2.04%
Due after one year through five years	32,156	31,753	2.70%
Due after five years through ten years	28,267	27,873	2.93%
Due after ten years	68,070	66,784	2.78%
Total	$132,160	$130,075	2.77%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,267	$19,312	2.35%
Due after one year through five years	16,540	16,974	3.99%
Due after five years through ten years	21,110	21,035	3.04%
Due after ten years	38,405	38,349	3.06%
Total	$95,322	$95,670	3.07%
Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	5	$3,920	$(64)	$2,928	$(93)	$6,848	$(157)
Residential collateralized mortgage obligations - GSE	29	37,358	(686)	7,891	(450)	$45,249	$(1,136)
Residential mortgage backed securities - GSE	50	37,000	(715)	4,046	(172)	$41,046	$(887)
Obligations of state and political subdivisions	69	22,187	(472)	2,532	(45)	$24,719	$(517)
Trust preferred debt securities - single issuer	2	—	—	1,402	(87)	$1,402	$(87)
Corporate debt securities	7	14,273	(268)	7,546	(234)	$21,819	$(502)
Other debt securities	9	11,016	(97)	15	(1)	$11,031	$(98)
Total temporarily impaired securities	171	$125,754	$(2,302)	$26,360	$(1,082)	$152,114	$(3,384)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE) and agencies	2	$1,967	$(30)	$3,150	$(84)	$5,117	$(114)
Residential collateralized mortgage obligations - GSE	11	19,237	(205)	8,788	(299)	$28,025	$(504)
Residential mortgage backed securities - GSE	35	21,770	(141)	3,074	(58)	$24,844	$(199)
Obligations of state and political subdivisions	42	11,594	(82)	2,717	(35)	$14,311	$(117)
Trust preferred debt securities - single issuer	4	—	—	2,349	(132)	$2,349	$(132)
Corporate debt securities	7	11,967	(98)	7,662	(150)	$19,629	$(248)
Other debt securities	4	8,840	(25)	21	(1)	$8,861	$(26)
Total temporarily impaired securities	105	$75,375	$(581)	$27,761	$(759)	$103,136	$(1,340)
U.S. Treasury securities and obligations of U.S. Government sponsored entities and agencies: The unrealized losses on investments in these securities were caused by increases in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – single issuer: The investments in these securities with unrealized losses are comprised of two corporate trust preferred securities issued by one large financial institution that mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities. The issuer maintains an investment grade credit rating and has not defaulted on interest payments. The decline in fair value is attributable to the widening of interest rate and credit spreads and the lack of an active trading market for these securities. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two-issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of debt securities issued by financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of June 30, 2018, the security was in an unrealized gain position.

(5)   Allowance for Loan Losses and Credit Quality
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
The following table provides an aging of the loan portfolio by loan class at June 30, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$—	$—	$138,144	$138,144	$—	$—
Commercial Business	13	251	808	1,072	105,286	106,358	—	4,111
Commercial Real Estate	1,333	514	3,268	5,115	373,883	378,998	—	3,268
Mortgage Warehouse Lines	—	—	—	—	204,359	204,359	—	—
Residential Real Estate	—	60	1,123	1,183	44,865	46,048	—	1,123
Consumer
Loans to Individuals	—	—	205	205	25,357	25,562	—	411
Other	—	—	—	—	192	192	—	—
Total loans	$1,346	$825	$5,404	$7,575	$892,086	899,661	$—	$8,913
Deferred loan costs, net						251
Total loans, including deferred loan costs, net						$899,912

The following table provides an aging of the loan portfolio by loan class at December 31, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$—	$—	$136,412	$136,412	$—	$—
Commercial Business	180	545	619	1,344	91,562	92,906	—	4,212
Commercial Real Estate	540	—	2,465	3,005	305,919	308,924	—	2,465
Mortgage Warehouse Lines	—	—	—	—	189,412	189,412	—	—
Residential Real Estate	911	256	69	1,236	39,258	40,494	—	69
Consumer
Loans to Individuals	119	—	116	235	20,790	21,025	—	368
Other	—	—	—	—	183	183	—	—
Total loans	$1,750	$801	$3,269	$5,820	$783,536	789,356	$—	$7,114
Deferred loan costs, net						550
Total loans, including deferred loan costs, net						$789,906
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At June 30, 2018, there was one purchased credit impaired (“PCI”) loan for $514,000 that was not classified as a non-performing loan. At December 31, 2017, there were no PCI loans that were not classified as non-performing loans.
The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and their definitions are as follows, and loans graded excellent, above average, good and watch list are treated as “pass” for grading purposes:

1.  Excellent - Loans that are based upon cash collateral held at the Company and adequately margined. Loans that are based upon “blue chip” stocks listed on the major stock exchanges and adequately margined.

2.  Above Average - Loans to companies whose balance sheets show excellent liquidity and long-term debt is on well-spread schedules of repayment easily covered by cash flow.  Such companies have been consistently profitable and have diversification in their product lines or sources of revenue.  The continuation of profitable operations for the foreseeable future is likely.  Management is comprised of a mix of ages, experience and backgrounds and management succession is in place. Sources of raw materials and, for service companies, the sources of revenue are abundant.  Future needs have been planned for. Character and management ability of individuals or company principals are excellent.  Loans to individuals are supported by their high net worth and liquid assets.

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin. Such companies have established profitable records over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved. Management is well-balanced and competent in their responsibilities. Economic environment is favorable; however, competition is strong. The prospects for growth are good. Loans in this category do not meet the collateral requirements of loans in categories 1 and 2 above. Loans to individuals are supported by their high net worth but whose supporting assets are illiquid.

3w.  Watch - Included in this category are loans evidencing problems identified by Company management that require closer supervision.  Such problems have not developed to the point that requires a “special mention” rating. This category also covers situations where the Company does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

4.  Special Mention - A “special mention” loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

5.  Substandard - A “substandard” loan is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

6.  Doubtful - A loan classified as “doubtful” has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified as “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may occur in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$133,827	$93,532	$357,024	$204,359	$44,579
Special Mention	4,317	8,535	11,083	—	116
Substandard	—	4,031	10,891	—	1,353
Doubtful	—	260	—	—	—
Total	$138,144	$106,358	$378,998	$204,359	$46,048

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$25,151	$192
Non-performing	411	—
Total	$25,562	$192

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$136,180	$84,746	$289,203	$189,412	$39,539
Special Mention	232	3,454	13,267	—	666
Substandard	—	1,252	6,454	—	289
Doubtful	—	3,454	—	—	—
Total	$136,412	$92,906	$308,924	$189,412	$40,494

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$20,657	$183
Non-performing	368	—
Total	$21,025	$183

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
The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$487	$229	$—	$—	$—	$—	$—	$716
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,661	1,178	3,085	920	462	169	—	307	7,782
Ending Balance	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498

Loans receivable:
Individually evaluated for impairment	$104	$4,320	$7,234	$—	$1,123	$411	$—	$—	$13,192
Loans acquired with deteriorated credit quality	—	303	1,452	—	—	—	—	—	1,755
Collectively evaluated for impairment	138,040	101,735	370,312	204,359	44,925	25,151	192	—	884,714
Ending Balance	$138,144	$106,358	$378,998	$204,359	$46,048	$25,562	$192	$—	899,661
Deferred loan costs, net									251
									$899,912

	December 31, 2017
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—	$684
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,703	1,128	2,857	852	392	114	—	283	7,329
Ending Balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013

Loans receivable:
Individually evaluated for impairment	$232	$4,459	$5,713	$—	$69	$368	$—	$—	$10,841
Loans acquired with deteriorated credit quality	—	274	590	—	—	—	—	—	864
Collectively evaluated for impairment	136,180	88,173	302,621	189,412	40,425	20,657	183	—	777,651
Ending Balance	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	789,356
Deferred loan costs, net									550
									$789,906

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2018 and 2017 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - March 31, 2018	$1,612	$1,675	$3,166	$732	$446	$129	$—	$537	$8,297
Provision charged/(credited) to operations	49	16	140	188	16	46	—	(230)	225
Loans charged off	—	(32)	—	—	—	(7)	—	—	(39)
Recoveries of loans charged off	—	6	8	—	—	1	—	—	15
Balance - June 30, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498

Balance - March 31, 2017	$1,370	$1,822	$2,634	$642	$365	$122	$—	$595	$7,550
Provision charged/(credited) to operations	85	(386)	352	260	20	(3)	—	(178)	150
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	1	5	—	—	1	—	—	7
Balance - June 30, 2017	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$7,707

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	(42)	(36)	304	68	70	61	1	24	450
Loans charged off	—	(32)	—	—	—	(7)	(1)	—	(40)
Recoveries of loans charged off	—	13	61	—	—	1	—	—	75
Balance - June 30, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498

Balance - January 1, 2017	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision charged/(credited) to operations	251	(298)	408	(71)	119	6	—	(115)	300
Loans charged off	—	—	—	—	(101)	—	—	—	(101)
Recoveries of loans charged off	—	3	9	—	—	2	—	—	14
Balance - June 30, 2017	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$7,707
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

Impaired Loans Receivables (By Class)

				Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$104	$104	$—	$104	$2	$125	$4
Commercial Business	1,318	1,573	—	1,332	27	1,291	54
Commercial Real Estate	2,435	2,808	—	4,089	1	3,027	18
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,857	4,485	—	5,525	30	4,443	76
Residential Real Estate	1,123	1,188	—	811	—	539	—
Consumer:
Loans to Individuals	411	487	—	424	—	415
Other	—	—	—	—	—
Subtotal	411	487	—	424	—	415	—
With no allowance:	$5,391	$6,160	$—	$6,760	$30	$5,397	$76

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—		$—
Commercial Business	3,305	3,356	487	3,328	46	3,376	92
Commercial Real Estate	6,251	7,044	229	4,127	59	4,204	100
Mortgage Warehouse Lines	—	—	—	—	—		—
Subtotal	9,556	10,400	716	7,455	105	7,580	192
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$9,556	$10,400	$716	$7,455	$105	$7,580	$192
Total:
Construction	104	104	—	104	2	125	4
Commercial Business	4,623	4,929	487	4,660	73	4,667	146
Commercial Real Estate	8,686	9,852	229	8,216	60	7,231	118
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,123	1,188	—	811	—	539	—
Consumer	411	487	—	424	—	415	—
Total	$14,947	$16,560	$716	$14,215	$135	$12,977	$268

Impaired Loans Receivables (By Class)

	December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$232	$232	$—
Commercial Business	1,271	1,419	—
Commercial Real Estate	1,348	1,372	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,851	3,023	—
Residential Real Estate	69	123	—
Consumer:
Loans to Individuals	368	438	—
Other	—	—	—
Subtotal	368	438	—
With no allowance	$3,288	$3,584	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,462	3,464	592
Commercial Real Estate	4,955	5,748	92
Mortgage Warehouse Lines	—	—	—
Subtotal	8,417	9,212	684
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$8,417	$9,212	$684

Total:
Construction	232	232	—
Commercial Business	4,733	4,883	592
Commercial Real Estate	6,303	7,120	92
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	69	123	—
Consumer	368	438	—
Total	$11,705	$12,796	$684

Impaired Loans Receivables (By Class)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$188	$3	$186	$6
Commercial Business	688	82	741	86
Commercial Real Estate	2,723	92	2,772	105
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,599	177	3,699	197
Residential Real Estate	181	—	210	—

Consumer:
Loans to Individuals	297	—	316	—
Other	—	—	—	—
Subtotal	297	—	316	—
With no allowance:	$4,077	$177	$4,225	$197
With an allowance:
Commercial:
Construction	$137	$—	$171	$—
Commercial Business	3,680	60	2,595	127
Commercial Real Estate	2,989	43	2,600	85
Mortgage Warehouse Lines	—	—	—	—
Subtotal	6,806	103	5,366	212
Residential Real Estate	—	—	100	—
Consumer:
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance:	$6,806	$103	$5,466	$212
Total:
Construction	325	3	357	6
Commercial Business	4,368	142	3,336	213
Commercial Real Estate	5,712	135	5,372	190
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	181	—	310	—
Consumer	297	—	316	—
Total	$10,883	$280	$9,691	$409

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. On April 11, 2018, as part of the NJCB acquisition, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000. The following table presents additional information regarding purchased credit-impaired loans at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding balance	$2,094	$998
Carrying amount	$1,755	$860
Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$103	$23	$126	$30
Acquisition of impaired loans	168	—	168	—
Transfer from non-accretable discount	—	161	—	161
Accretion of discount	(38)	(13)	(61)	(20)
Balance at end of period	$233	$171	$233	$171
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

June 30, 2018		December 31, 2017
Number of loans	Recorded Investment	Number of loans	Recorded Investment
1	$77	1	$77
At June 30, 2018, there was one residential property with a fair value of $1.1 million held in other real estate owned. At December 31, 2017, there were no residential properties held in other real estate owned.
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
There were no loans modified as a TDR during the six months ended June 30, 2018. There was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the six months ended June 30, 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the six months ended June 30, 2018. There was one troubled debt restructuring that defaulted within twelve months of restructuring in the amount of $458,000 during the six months ended June 30, 2017.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service charges on deposits:
Overdraft fees	$82	$71	$161	$151
Other	71	78	142	152
Interchange income	108	64	175	139
Other income - in scope	114	65	329	129
Income on BOLI (1)	159	130	273	260
Net gains on sales of loans (1)	984	1,018	2,133	2,607
Loan servicing fees (1)	158	145	308	283
Net gains (losses) on sales and calls of securities (1)	6	(2)	12	104
Gain from bargain purchase (1)	184	—	184	—
Other income (1)	177	197	211	354
	$2,043	$1,766	$3,928	$4,179
(1) Not within the scope of ASC 606

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Other Income: The Company earns other fees from the execution of and receipt of wire transfers for customers, the rental of safe deposit boxes and fees for other services provided to customers. These fees are recognized at the time the transaction is executed or the service is provided as that is the point in time the Company fulfills the customer’s request.

Gain or Loss on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company generally does not finance the sale of OREO to the buyer; however, in determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. There were no sales of OREO during the three and six months ended June 30, 2018 or 2017.

(7) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).
As of June 30, 2018, there were 80,086 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the six months ended June 30, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	142,005	$7.86
Granted	10,450	18.30
Exercised	(9,307)	7.01
Outstanding at June 30, 2018	143,148	$8.68	4.6	$2,015

Exercisable at June 30, 2018	124,132	$7.48	3.8	$1,895
The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the six months ended June 30, 2018 were as follows:

Fair value of options granted	$5.93
Risk-free rate of return	2.46%
Expected option life in years	7
Expected volatility	31.35%
Expected dividends	1.18%
Share-based compensation expense related to options was $34,000 and $28,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $93,000 of unrecognized compensation cost related to non-vested stock options.
The following table summarizes the activity in non-vested restricted shares for the six months ended June 30, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2018	150,745	$11.87
Granted	37,200	19.11
Vested	(39,190)	13.59
Non-vested at June 30, 2018	148,755	$13.23
Share-based compensation expense related to stock grants was $472,000 and $456,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock grants.

(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income. At June 30, 2018 and December 31, 2017, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $28.4 million and $25.1 million at June 30, 2018 and December 31, 2017, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$52	$79	$87	$112
Interest cost	43	33	71	78
Actuarial gain recognized	(15)	(24)	(30)	(43)
Total	$80	$88	$128	$147

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

	June 30, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on securities available for sale	$(2,085)	$498	$(1,587)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	170	(48)	122
Accumulated other comprehensive loss	$(2,416)	$569	$(1,847)

	December 31, 2017
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized net holding losses on available for sale securities	$(571)	$137	$(434)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	111	(31)	80
Accumulated other comprehensive loss	$(961)	$225	$(736)

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax for the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance - April 1, 2018	$(1,467)	$(382)	$69	$(1,780)
Other comprehensive loss before reclassifications	(115)	—	64	(51)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	(5)	—	—	(5)
Other comprehensive loss	(120)	—	53	(67)
Balance - June 30, 2018	$(1,587)	$(382)	$122	$(1,847)

Balance - April 1, 2017	$(271)	$(331)	$53	$(549)
Other comprehensive income before reclassifications	347	—	—	347
Amounts reclassified from accumulated other comprehensive income	—	—	(14)	(14)
Reclassification adjustment for gains realized in income	1	—	—	1
Other comprehensive income (loss)	348	—	(14)	334
Balance - June 30, 2017	$77	$(331)	$39	$(215)

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive loss before reclassifications	(1,144)	—	64	(1,080)
Amounts reclassified from accumulated other comprehensive income	—	—	(22)	(22)
Reclassification adjustment for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,153)	—	42	(1,111)
Balance June 30, 2018	$(1,587)	$(382)	$122	$(1,847)

Balance January 1, 2017	$(334)	$(331)	$65	$(600)
Other comprehensive income before reclassifications	459	—	—	459
Amounts reclassified from accumulated other comprehensive income	—	—	(26)	(26)
Reclassification adjustment for gains realized in income	(48)	—	—	(48)
Other comprehensive income (loss)	411	—	(26)	385
Balance June 30, 2017	$77	$(331)	$39	$(215)

(10) Recent Accounting Pronouncements
ASU Update 2018-07 - Compensation - Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.

The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.”

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.

The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ASU Update 2017-08 - Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization) rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

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

The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ASU Update 2017-04 - Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The primary goal of this ASU is to simplify the goodwill impairment test and provide cost savings for all entities by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit's "implied" goodwill under current U.S. GAAP.

For the Company, the provisions of this ASU are effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ASU Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).

Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) should be determined in a similar manner to other financial assets measured on an amortized cost basis. Upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD assets will use the CECL model described above.

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

ASU Update 2016-02 - Leases

In February 2016, the FASB issued ASU 2016-02 “Leases.” From the lessee’s perspective, the new standard establishes a right- of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

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

The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions, such as expectations of renewals or extensions of leases and the interest rate to be used to discount the future lease obligations. The Company is currently assessing its lease portfolio to determine the key assumptions and financial statement impact; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date and any leases with changes to key assumptions or expectations, such as renewals and extensions and discount rates.

(11) Fair Value Disclosures
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
Impaired loans.  Impaired loans are those which the Company has measured and recognized impairment, generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based on the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$995	$2,925	$—	$3,920
Residential collateralized mortgage obligations - GSE	—	40,809	—	40,809
Residential mortgage backed securities - GSE	—	15,714	—	15,714
Obligations of state and political subdivisions	—	23,867	—	23,867
Trust preferred debt securities - single issuer	—	1,402	—	1,402
Corporate debt securities	18,542	9,352	—	27,894
Other debt securities	—	16,469	—	16,469
Interest rate lock derivative	—	136	—	136
Total	$19,537	$110,674	$—	$130,211

	December 31, 2017
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$1,967	$—	$1,967
Residential collateralized mortgage obligations - GSE	—	27,325	—	27,325
Residential mortgage backed securities - GSE	—	14,288	—	14,288
Obligations of state and political subdivisions	—	19,720	—	19,720
Trust preferred debt securities - single issuer	—	2,349	—	2,349
Corporate debt securities	16,080	11,603	—	27,683
Other debt securities	—	12,126	—	12,126
Interest rate lock derivative	—	135	—	135
Total	$16,080	$89,513	$—	$105,593
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis for the six months ended June 30, 2018 and the twelve months ended December 31, 2017 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2018
Impaired loans	$—	$—	$12,226	$12,226
Other real estate owned	—	—	93	93
December 31, 2017
Impaired loans	$—	$—	$8,313	$8,313
Impaired loans measured at fair value and included in the above table at June 30, 2018 consisted of 25 loans having an aggregate recorded investment of $12.9 million and specific loan loss allowance of $716,000. Impaired loans measured at fair value and included in the above table at December 31, 2017 consisted of 14 loans having an aggregate balance of $9.0 million with specific loan loss allowance of $684,000.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Impaired loans	$12,226	Appraisal of collateral (1)	Appraisal adjustments (2)	1.7% - 100% (28.2%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	N/A (47.0%)
December 31, 2017
Impaired loans	$8,313	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
Federal Home Loan Bank (“FHLB”) Stock. FHLB stock is carried at cost. The carrying value approximates fair value based upon the redemption price provision of the FHLB stock.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$30,651	$30,651	$—	$—	$30,651
Securities available for sale	130,075	19,537	110,538	—	130,075
Securities held to maturity	95,322	—	95,670	—	95,670
Loans held for sale	9,291	—	9,854	—	9,854
Loans, net	899,912	—	—	893,340	893,340
SBA servicing asset	791	—	1,016	—	1,016
Interest rate lock derivative	136	—	136	—	136
Accrued interest receivable	3,785	—	3,785	—	3,785
FHLB stock	6,155	—	6,155	—	6,155
Deposits	(956,787)	—	(954,380)	—	(954,380)
Borrowings	(118,225)	—	(118,225)	—	(118,225)
Redeemable subordinated debentures	(18,557)	—	(12,739)	—	(12,739)
Accrued interest payable	(849)	—	(849)	—	(849)

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$18,754	$18,754	$—	$—	$18,754
Securities available for sale	105,458	16,080	89,378	—	105,458
Securities held to maturity	110,267	—	111,865	—	111,865
Loans held for sale	4,254	—	4,539	—	4,539
Loans, net	781,893	—	—	784,064	784,064
SBA servicing asset	726	—	1,016	—	1,016
Interest rate lock derivative	135	—	135	—	135
Accrued interest receivable	3,478	—	3,478	—	3,478
FHLB stock	1,490	—	1,490	—	1,490
Deposits	(922,006)	—	(920,732)	—	(920,732)
Borrowings	(20,500)	—	(20,500)	—	(20,500)
Redeemable subordinated debentures	(18,557)	—	(12,326)	—	(12,326)
Accrued interest payable	(804)	—	(804)	—	(804)
Loan commitments and standby letters of credit as of June 30, 2018 and December 31, 2017 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three and six months ended June 30, 2018 and financial condition at June 30, 2018 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results to be attained for any other periods.

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

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of the Bank, a full-service commercial bank that began operations in August 1989, thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. Other than its ownership interest in the Bank, the Company currently conducts no other significant business activities.

The Bank operates 20 branches and manages an investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

On April 11, 2018, the Company and the Bank completed the merger of NJCB with and into the Bank. See Note 2 - Acquisition of New Jersey Community Bank - for further information.

When used in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2018 (this “Form 10-Q”), the words “the Company,” “we,” “our," and “us” refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Summary

The Company reported net income of $1.9 million and diluted earnings per share of $0.22 for the three months ended June 30, 2018 compared to $1.9 million, or $0.23 per diluted share, for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company reported net income of $4.7 million, or $0.56 per diluted share, compared to net income of $3.9 million, or $0.47 per diluted share, for the six months ended June 30, 2017.

Return on average assets and return on average equity were 0.65% and 6.36%, respectively, for the three months ended June 30, 2018 compared to return on average assets and return on average equity of 0.76% and 7.14%, respectively, for the three months ended June 30, 2017. Return on average assets and return on average equity were 0.86% and 8.25%, respectively, for the six months ended June 30, 2018 compared to return on average assets and return on average equity of 0.77% and 7.31%, respectively, for the six months ended June 30, 2017. Book value and tangible book value per share were $14.36 and $12.88, respectively, at June 30, 2018 compared to $13.81 and $12.27, respectively, at December 31, 2017.

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank (the “NJCB Acquisition”). The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, that the Company may incur after closing the merger as a result of a certain litigation matter. As a result of the merger, merger related expenses of $2.0 million were incurred and the after-tax effect of the merger expenses reduced net income for the second quarter by $1.4 million. The acquisition method of accounting for the business combination resulted in the recognition of a gain from the bargain purchase of $184,000 and no goodwill.

Net income, excluding the after-tax effect of the merger expenses and the gain from the bargain purchase (“Adjusted Net Income”), was $3.1 million, or $0.36 per diluted share, for the second quarter of 2018 and increased $1.2 million, or 62.7%, compared to net income of $1.9 million, or $0.23 per diluted share for the three months ended June 30, 2017.

For the six months ended June 30, 2018, Adjusted Net Income was $6.1 million, or $0.72 per diluted share, compared to net income of $3.9 million, or $0.47 per diluted share for the six months ended June 30, 2017. The after-tax effect of merger expenses was $1.6 million for the six months ended June 30, 2018.

The following table reflects the reconciliation of non-GAAP measures for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Adjusted Net Income
Net income	$ 1,871	$ 1,919	$ 4,724	$ 3,868
Adjustments:
Merger-related expenses	1,977	0	2,141	0
Gain from bargain purchase	(184)	0	(184)	0
Income tax effect of adjustments (2)	(542)	0	(568)	0
Adjusted Net Income	$ 3,122	$ 1,919	$ 6,113	$ 3,868

Adjusted Net Income per diluted share
Adjusted net income	$ 3,122	$ 1,919	$ 6,113	$ 3,868
Diluted shares outstanding	8,628,105	8,301,939	8,506,961	8,301,431
Adjusted Net Income per diluted share	$ 0.36	$ 0.23	$ 0.72	$ 0.47

Adjusted return on average assets
Adjusted Net Income	$ 3,122	$ 1,919	$ 6,113	$ 3,868
Average assets	1,146,394	1,017,387	1,103,843	1,007,636
Adjusted return on average assets	1.09%	0.76%	1.12%	0.77%

Adjusted return on average equity
Adjusted net income	$ 3,122	$ 1,919	$ 6,113	$ 3,868
Average equity	117,980	107,762	115,436	106,663
Return on average equity	10.61%	7.14%	10.68%	7.31%

Book value and tangible book value per share
Shareholders' equity			120,348	108,848
Less: goodwill and intangible assets			12,387	12,687
Tangible shareholders' equity			107,961	96,161
Shares outstanding			8,379,342	8,046,197
Book value per share			$14.36	$13.53
Tangible book value per share			$12.88	$11.95

(1) The Company used the non-GAAP financial measures, Adjusted Net Income and Adjusted Net Income per diluted share, because the Company believes that it is useful for the users of the financial information to understand the effect on net income of the merger-related expenses and the gain from the bargain purchase recorded in connection with the merger of New Jersey Community Bank. These non-GAAP measures improve the comparability of the current period results with the results of prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's GAAP results.
(2) Tax effected at an income tax rate of 30.09%, less the impact of non-deductible merger expenses and the non-taxable gain from the bargain purchase.

SECOND QUARTER 2018 HIGHLIGHTS

•	Net interest income was $11.0 million and the net interest margin was 4.13% on a tax equivalent basis.

•	Non-interest income increased $277,000 from the comparable period in the prior year to $2.0 million, which reflected primarily the gain from the bargain purchase of $184,000.

•	A provision for loan losses of $225,000 and net charge-offs of $24,000 were recorded.

•
Total loans were $899.9 million at June 30, 2018 and included $72.7 million of loans acquired in the NJCB Acquisition. Commercial business, commercial real estate and construction loans totaled $623.5 million and included $59.5 million of loans acquired in the NJCB Acquisition at June 30, 2018. Excluding the acquired NJCB loans, commercial business, commercial real estate and construction loans increased $25.8 million, or 4.8%, compared to $538.2 million at December 31, 2017 and increased $67.4 million, or 13.6%, compared to $496.6 million at June 30, 2017.

•	The NJCB Acquisition included loans and deposits of $72.6 million and $90.9 million, respectively, at June 30, 2018.

•	Non-performing assets were $10.1 million, or 0.82% of assets, and included $1.2 million of OREO at June 30, 2018, which resulted primarily from the NJCB Acquisition.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.4% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2018 compared to 83.3% of net revenues for the three months ended June 30, 2017. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and expense on related items, and the Company’s average yield or rate for the three and six months ended June 30, 2018 and 2017. The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	Three months ended June 30, 2018			Three months ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Federal funds sold/short-term investments	$11,633	$34	1.17%	$38,469	$86	0.89%
Investment securities:
Taxable	149,366	989	2.65	144,790	839	2.32
Tax-exempt (1)	76,567	644	3.36	93,415	811	3.47
Total investment securities	225,933	1,633	2.89	238,205	1,650	2.77
Loans: (2)
Commercial real estate	368,850	4,794	5.14	253,050	3,290	5.14
Mortgage warehouse lines	154,796	2,057	5.26	140,469	1,530	4.31
Construction	133,679	2,178	6.45	110,994	1,699	6.05
Commercial business	109,245	1,460	5.31	110,772	1,441	5.15
Residential real estate	50,154	548	4.37	41,275	460	4.46
Loans to individuals	24,990	275	4.41	22,466	232	4.14
Loans held for sale	2,428	26	4.28	4,303	39	3.64
All other loans	1,123	11	3.88	1,677	6	1.47
Total loans	845,265	11,349	5.32	685,006	8,697	5.09
Total interest-earning assets	1,082,831	$13,016	4.77%	961,680	$10,433	4.35%
Non-interest earning assets:
Allowance for loan losses	(8,390)			(7,617)
Cash and due from bank	6,232			4,978
Other assets	65,721			58,346
Total non-interest earning assets	63,563			55,707
Total assets	$1,146,394			$1,017,387
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Money market and NOW accounts	$375,846	$506	0.54%	$341,704	$358	0.42%
Savings accounts	208,755	361	0.69	209,719	331	0.63
Certificates of deposit	174,107	602	1.39	139,931	415	1.19
Other borrowed funds	43,464	220	2.03	12,367	109	3.54
Redeemable subordinated debentures	18,557	174	3.75	18,557	127	2.72
Total interest-bearing liabilities	820,729	$1,863	0.91%	722,278	$1,340	0.74%
Non-interest bearing liabilities:
Demand deposits	199,707			181,446
Other liabilities	7,978			5,901
Total non-interest bearing liabilities	207,685			187,347
Shareholders’ equity	117,980			107,762
Total liabilities and shareholders’ equity	$1,146,394			$1,017,387
Net interest spread (3)			3.86%			3.61%
Net interest income and net interest margin (4)		$11,153	4.13%		$9,093	3.79%

(1)	Tax equivalent basis, using federal tax rates of 21% in 2018 and 34% in 2017.

(2)
Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and the average balance of loans held for sale.

(3)	The net interest spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest-earning assets.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Federal funds sold/short-term investments	$26,031	$172	1.33%	$38,917	$158	0.82%
Investment securities:
Taxable	143,405	1,855	2.59	141,312	1,654	2.34
Tax-exempt (1)	78,524	1,295	3.30	94,022	1,629	3.46
Total investment securities	221,929	3,150	2.84	235,334	3,283	2.79
Loans: (2)
Commercial real estate	336,743	8,490	5.01	245,922	6,278	5.08
Mortgage warehouse lines	145,728	3,813	5.23	146,171	3,100	4.22
Construction	131,330	4,141	6.36	105,140	3,140	5.94
Commercial business	110,118	2,895	5.30	108,781	2,689	4.98
Residential real estate	45,537	988	4.32	41,983	915	4.36
Loans to individuals	22,742	475	4.15	22,452	477	4.29
Loans held for sale	2,997	63	4.20	4,761	128	5.41
All other loans	1,168	20	3.41	1,981	18	1.82
Total loans	796,363	20,885	5.24	677,191	16,745	4.99
Total interest-earning assets	1,044,323	$24,207	4.63%	951,442	$20,186	4.27%
Non-interest earning assets:
Allowance for loan losses	(8,249)			(7,583)
Cash and due from bank	5,789			5,502
Other assets	61,980			58,275
Total non-interest earning assets	59,520			56,194
Total assets	$1,103,843			$1,007,636
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Money market and NOW accounts	$373,873	$938	0.51%	$331,197	$675	0.41%
Savings accounts	216,180	708	0.66	210,822	654	0.63
Certificates of deposit	154,814	1,042	1.36	141,199	818	1.17
Other borrowed funds	22,673	227	2.02	16,917	236	2.81
Redeemable subordinated debentures	18,557	324	3.49	18,557	246	2.64
Total interest-bearing liabilities	786,097	$3,239	0.83%	718,692	$2,629	0.74%
Non-interest bearing liabilities:
Demand deposits	194,189			175,770
Other liabilities	8,121			6,511
Total non-interest bearing liabilities	202,310			182,281
Shareholders’ equity	115,436			106,663
Total liabilities and shareholders’ equity	$1,103,843			$1,007,636
Net interest spread (3)			3.80%			3.53%
Net interest income and net interest margin (4)		$20,968	4.04%		$17,557	3.72%

(1)	Tax equivalent basis, using 21% federal tax rate in 2018 and 34% in 2017.

(2)
Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and the average balance of loans held for sale.

(3)	The net interest spread is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest-earning assets.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Net interest income was $11.0 million for the quarter ended June 30, 2018 and increased $2.2 million, or 24.8%, compared to net interest income of $8.8 million for the second quarter of 2017. The tax equivalent net interest margin was 4.13% for the second quarter of 2018 compared to 3.79% for the second quarter of 2017.

Total interest income was $12.9 million for the three months ended June 30, 2018 compared to $10.2 million for the three months ended June 30, 2017. This increase was due primarily to the $160.3 million increase in average loans, reflecting growth primarily of commercial real estate, mortgage warehouse and construction loans. The growth of average loans also included average loans of approximately $64 million from the NJCB Acquisition.

Average interest-earning assets were $1.08 billion and $961.7 million for the second quarter of 2018 and 2017, respectively.

For the second quarter of 2018 and 2017, the tax-equivalent yield on interest-earning assets was 4.77% and 4.35%, respectively. The higher yield on average interest-earning assets for the second quarter of 2018 reflected primarily the higher yield earned on the loan portfolio. The 75 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since June of 2017 have had a positive effect on the yields of construction, commercial business, home equity and warehouse loans with variable interest rate terms for the second quarter of 2018.

Interest expense on average interest-bearing liabilities was $1.9 million, with an interest cost of 0.91%, for the second quarter of 2018 compared to $1.3 million, with an interest cost of 0.74%, for the second quarter of 2017. The $523,000 increase in interest expense on interest-bearing liabilities for the second quarter of 2018 reflected primarily higher deposit interest costs due to higher short-term market interest rates in the second quarter of 2018 compared to the second quarter of 2017 and an increase of $98.5 million in average interest-bearing liabilities.

Average interest-bearing liabilities increased $98.5 million, or 13.6%, to $820.7 million for the three months ended June 30, 2018 from $722.3 million for the same three months of 2017 due primarily to increases in money market and NOW accounts, certificates of deposit and other borrowed funds. Money market and NOW accounts averaged $375.8 million for the second quarter of 2018 compared to $341.7 million for the second quarter of 2017, which represented an increase of $34.1 million, or 10.0%. Average certificates of deposit increased $34.2 million, or 24.4%, for the second quarter of 2018 compared to the second quarter of 2017. Average other borrowed funds increased $31.1 million, or 251.1%, for the second quarter of 2018 compared to the same period of 2017. The majority of the growth in average interest-bearing deposits resulted from the NJCB Acquisition. The increase in average other borrowed funds was primarily due to additional short-term borrowings to fund the organic growth in average loans.

The increase in average non-interest bearing demand deposits of $18.3 million provided the Company with additional funding to support the organic growth in average loans.

The net interest margin, on a tax-equivalent basis, increased to 4.13% for the three months ended June 30, 2018 compared to 3.79% for the comparable period in 2017, due primarily to the higher yield on average interest-earning assets. Net interest income for the second quarter of 2018 included $143,000 of prepayment fees due to the early repayment of loans, which increased the net interest margin by approximately 4 basis points. There were no prepayment fees received in the second quarter of 2017. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the second quarter of 2018 compared to the second quarter of 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net interest income increased $3.7 million, or 21.6%, to $20.7 million compared to $17.0 million for the comparable period in 2017. The tax equivalent net interest margin was 4.04% for the six months ended June 30, 2018 compared to 3.72% for the six months ended June 30, 2017.

Total interest income was $23.9 million for the six months ended June 30, 2018 compared to $19.7 million for the six months ended June 30, 2017. This increase was due primarily to the $119.2 million increase in average loans, reflecting growth primarily of commercial real estate and construction loans. The growth of average loans also included average loans of approximately $32 million from the NJCB Acquisition.

Average interest-earning assets increased $92.9 million to $1.04 billion for the six months ended June 30, 2018 compared to $951.4 million for the same period in 2017. This increase was due primarily to the $119.2 million increase in average loans, which was partially offset by a decline of $12.9 million in average federal funds sold and a $13.4 million decline in average investment securities.

For the six months ended June 30, 2018 and 2017, the tax-equivalent yield on interest-earning assets was 4.63% and 4.27%, respectively. The higher yield on average interest-earning assets for the six months ended June 30, 2018 reflected primarily the higher yield earned on the loan portfolio. The 75 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since June of 2017 have had a positive effect on the yields of construction, commercial business, home equity and warehouse loans with variable interest rate terms for the first six months of 2018.

Interest expense on average interest-bearing liabilities was $3.2 million, with an interest cost of 0.83%, for the six months ended June 30, 2018 compared to $2.6 million, with an interest cost of 0.74%, for the same period in the prior year. The increase of $610,000 in interest expense on interest-bearing liabilities reflected primarily higher deposit interest costs due to higher short-term market interest rates in the first six months of 2018 compared to the same period in the prior year and an increase of $67.4 million in average interest-bearing liabilities.

Average interest-bearing liabilities increased $67.4 million, or 9.4%, to $786.1 million for the six months ended June 30, 2018 from $718.7 million for the same six months of 2017 due primarily to increases in money market and NOW accounts, savings accounts, certificates of deposit and other borrowed funds. The majority of the growth of average deposits resulted from the NJCB Acquisition. The liquidity from the increase in average interest-bearing liabilities was used to fund the growth of average loans.

The increase in average non-interest bearing demand deposits of $18.4 million provided the Company with additional funding to support the growth of average loans.

The net interest margin, on a tax-equivalent basis, increased to 4.04% for the six months ended June 30, 2018 compared to 3.72% for the comparable period in 2017, due primarily to the higher yield on average interest-earning assets. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the first six months of 2018 compared to the same period in 2017.

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

In general, over the last three years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at June 30, 2018. Net charge-offs of commercial business and commercial real estate loans in 2017 and 2016 have declined significantly from prior periods, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at June 30, 2018.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

During the second quarter of 2018, the Company recorded a provision for loan losses of $225,000, charge-offs of $39,000 and recoveries of loans previously charged-off of $15,000 compared to a provision for loan losses of $150,000, no charge-offs and recoveries of loans previously charged-off of $7,000 recorded for the second quarter of 2017. The allowance for loan losses was $8.5 million, or 0.94% of loans, at June 30, 2018 compared to $7.7 million, or 1.01% of loans, at June 30, 2017. The increase in the allowance for loan losses was due primarily to the increase in loans from June 30, 2017 to June 30, 2018.

Management believes that the current economic conditions in New Jersey and surrounding areas and the current operating conditions for the Company are generally positive, which were considered in management’s evaluation of the adequacy of the allowance for loan losses.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, the Company recorded a provision for loan losses of $450,000 compared to $300,000 recorded for the first six months of 2017. The provision for loan losses for the first six months of 2018 reflected charge-offs of $40,000 and recoveries of previously charged-off loans of $75,000 compared to charge-offs of $101,000 and recoveries of previously charged-off loans of $14,000 for the six months ended June 30, 2017.

Non-Interest Income

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Total non-interest income was $2.0 million for the second quarter of 2018, an increase of $277,000, or 15.7%, compared to $1.8 million for the second quarter of 2017. This increase was due primarily to the $184,000 gain from the bargain purchase related to the NJCB Acquisition offset by a decline in gain on sales of loans. In addition, other income increased $86,000 due primarily to higher debit card interchange income and customer service fees.

For the second quarters of 2018 and 2017, gain on the sales of loans were $984,000 and $1.0 million, respectively. The Company originates and sells commercial loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. In the second quarter of 2018, $3.9 million of SBA loans were sold and gains of $312,000 were recorded compared to $2.1 million of SBA loans sold and gains of $198,000 recorded in the second quarter of 2017. Residential mortgage loans totaling $21.2 million were sold and $672,000 of gains were recorded in the second quarter of 2018 compared to $24.9 million of residential mortgage loans sold and $820,000 of gains recorded in the second quarter of 2017. The lower amounts of residential mortgage loans sold and gains recorded in the second quarter of 2018 were due primarily to lower residential mortgage lending activity as a result of higher mortgage interest rates in 2018 compared to 2017.

Service charges on deposit accounts were relatively unchanged for the second quarter of 2018 compared to the first quarter of 2017.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which was $159,000 for the three months ended June 30, 2018 compared to $130,000 for the three months ended June 30, 2017. The majority of the increase in income from BOLI was directly related to the increase of $4.0 million in BOLI from the NJCB Acquisition.

For the second quarter of 2018, the Company recorded other income of $557,000, representing an increase of $86,000 from other income of $471,000 recorded for the second quarter of 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Total non-interest income was $3.9 million for the six months ended June 30 2018, a decrease of $251,000, or 6.0%, compared to $4.2 million for the comparable period of 2017. The decrease was due primarily to the $474,000 decline in gains on sales of loans, which was partially offset by the $184,000 gain from the bargain purchase related to the NJCB Acquisition.

Gain on the sales of loans decreased $474,000 to $2.1 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. The Bank sells both loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the six months ended June 30, 2018, SBA loan sales were $8.2 million and generated gain on sales of loans of $764,000 compared to SBA loan sales of $6.0 million and gain on sales of loans of $533,000 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the Bank's residential mortgage banking operation sold $44.7 million of residential mortgage loans, which generated gain on sales of loans of $1.4 million. For the six months ended June 30, 2017, the Bank’s residential mortgage banking operation sold $63.6 million of residential mortgage loans, which generated gain on sales of loans of $2.1 million. The decrease in residential lending activity and gain on sales of loans was due to the lower volume of residential lending and loans sold in 2018 as a result of higher mortgage interest rates in 2018 compared to 2017.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box fees, wire transfer fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income increased to $1.0 million for the six months ended June 30, 2018 compared to $905,000 for the six months ended June 30, 2017. The increase in other income in 2018 was due primarily to higher debit card interchange fee income, customer service charges and SBA loan servicing income.

Non-Interest Expenses
For the three months ended June 30, 2018, non-interest expenses were $10.3 million compared to $7.7 million for the three months ended June 30, 2017, an increase of $2.6 million. For the six months ended June 30, 2018, non-interest expenses were $17.9 million compared to $15.3 million for the same period in 2017. The increase in non-interest expenses for both the three and six month periods ended June 30, 2018 were due primarily to merger related expenses of $2.0 million and $2.1 million for the respective periods.

The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$5,076	$4,692	$9,814	$9,193
Occupancy expense	885	820	1,697	1,658
Data processing expenses	369	326	678	644
Equipment expense	277	269	547	510
Marketing	122	69	178	140
Telephone	105	98	202	196
Regulatory, professional and consulting fees	522	677	956	1,137
Insurance	115	93	202	173
Supplies	100	64	166	125
FDIC insurance expense	146	80	276	160
Other real estate owned expenses	—	11	2	15
Merger-related expenses	1,977	—	2,141	—
Amortization of intangible assets	96	96	188	193
Other expenses	461	391	849	1,198
Total	$10,251	$7,686	$17,896	$15,342
Three months ended June 30, 2018 compared to three months ended June 30, 2017

Non-interest expenses were $10.3 million for the second quarter of 2018, an increase of $2.6 million, or 33.4%, compared to $7.7 million for the second quarter of 2017.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $384,000, or 8.2%, to $5.1 million for the three months ended June 30, 2018 compared to $4.7 million for the three months ended June 30, 2017. The increase in salaries and employee benefits was due primarily to salaries for former NJCB employees joining the Company, merit increases and increases in employee benefits expenses.

Occupancy expense increased by $65,000 to $885,000 for the second quarter of 2018 compared to $820,000 for the same quarter in 2017 due primarily to the addition of the two former NJCB branch offices in the second quarter of 2018.

Data processing expenses increased $43,000 to $369,000 for the three months ended June 30, 2018 compared to $326,000 for the same period in 2017 as a result of separate NJCB data processing costs incurred from the date of the merger through the date of the core operating system conversion on June 15, 2018.

Marketing expenses were $122,000 for the three months ended June 30, 2018, an increase of $53,000, compared with $69,000 for the same period of 2017. The majority of the increase was directly related to marketing of products and services to the former customers of NJCB.

Regulatory, professional and consulting fees decreased $155,000, or 22.9%, to $522,000 for the three months ended June 30, 2018 from $677,000 for the same period of 2017 due primarily to lower legal and consulting fees related to loan collections and litigation expenses.

Supplies increased $36,000 to $100,000 for the three months ended June 30, 2018 compared to $64,000 for the same period in 2017. The majority of the increase was related to the NJCB Acquisition.

FDIC insurance expense increased $66,000, or 82.5%, for the three months ended June 30, 2018 compared to the same period of 2017 due to the internal growth of assets and the NJCB Acquisition.

Merger related expenses of $2.0 million were incurred in the second quarter of 2018 for termination of contracts, legal and financial advisory fees, severance and other expenses.

Other operating expenses increased $70,000 for the three months ended June 30, 2018 compared to the same period of 2017 due primarily to increases in postage and business development expenses.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Non-interest expenses were $17.9 million for the six months ended June 30, 2018 and increased $2.6 million, or 16.6% compared to $15.3 million for the six months ended June 30, 2017.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $621,000, or 6.8%, to $9.8 million for the six months ended June 30, 2018 compared to $9.2 million for the six months ended June 30, 2017. The increase in salaries and employee benefits was due primarily to salaries for former NJCB employees joining the Company, merit increases and increases in employee benefits expenses.

Occupancy expense increased by $39,000 to $1.7 million for the first six months of 2018 compared to the same period of 2017 due primarily to the addition of the two former NJCB branch offices.

Data processing expenses increased $34,000 to $678,000 for the six months ended June 30, 2018 compared to $644,000 for the same period in 2017 as a result of separate NJCB data processing costs incurred from the date of the merger through the date of the core operating system conversion on June 15, 2018.

Marketing expenses were $178,000 for the six months ended June 30, 2018, an increase of $38,000, compared with $140,000 for the same period of 2017. The majority of the increase was directly related to marketing of the Bank’s products and services to the former customers of NJCB.

Regulatory, professional and consulting fees decreased $181,000, or 15.9%, to $956,000 for the six months ended June 30, 2018 from $1.1 million for the same period of 2017 due primarily to lower legal and consulting fees related to loan collections and litigation expenses.

Supplies increased $41,000 to $166,000 for the six months ended June 30, 2018 compared to $125,000 for the same period in 2017. The majority of the increase was related to the NJCB Acquisition.

FDIC insurance expense increased $116,000, or 72.5%, for the six months ended June 30, 2018 compared to the same period of 2017 due primarily to the increase in assets and the NJCB Acquisition.

Merger expenses of $2.1 million related to the NJCB Acquisition were incurred in the first six months of 2018.

The Company recorded other expenses of $849,000 for the six months ended June 30, 2018, a decrease of $349,000, compared to $1.2 million for the six months ended June 30, 2017. The decrease in other expenses was due primarily to the absence in the 2018 period of any write-off of deferred loan origination costs, which were approximately $500,000 for the first six months of 2017.

Income Taxes

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Income tax expense was $714,000 for the second quarter of 2018, resulting in an effective tax rate of 27.6%, compared to income tax expense of $841,000 for the second quarter of 2017, which resulted in an effective tax rate of 30.5%. The decline in income tax expense and the effective tax rate for the second quarter of 2018 was due principally to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December of 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July of 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018. The higher New Jersey corporate income tax rate for 2018 increased the Company’s effective tax rate for the second quarter of 2018 by approximately 2%.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Income tax expense was $1.6 million for the six months ended June 30, 2018, resulting in an effective tax rate of 24.8%, compared to income tax expense of $1.7 million for the comparable period in 2017, which resulted in an effective tax rate of 30.4%. The decline in the effective tax rate for the first six months of 2018 was due principally to the enactment of the Tax Act in December of 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July of 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018. The higher New Jersey corporate income tax rate for 2018 increased the Company’s effective tax rate for the first six months of 2018 by approximately 2%.

Financial Condition

June 30, 2018 Compared with December 31, 2017

Total consolidated assets were $1.2 billion at June 30, 2018, representing an increase of $150.2 million from total consolidated assets of $1.08 billion at December 31, 2017 due primarily to a $110.0 million increase in total loans and an increase of $9.7 million in investment securities. In general, the increase in assets was funded primarily by a $34.8 million increase in deposits and a $97.7 million increase in overnight borrowings. The NJCB Acquisition contributed approximately $95 million to the increase in assets at June 30, 2018.

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.7 million at June 30, 2018 compared to $18.8 million at December 31, 2017, an increase of $11.9 million. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash inflows are invested in overnight deposits at the Federal Reserve Bank of New York.

Loans Held for Sale

Loans held for sale were $9.3 million at June 30, 2018 compared to $4.3 million at December 31, 2017. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 18.3% of total assets at June 30, 2018 and approximately 20.0% of total assets at December 31, 2017. Total investment securities increased $9.7 million to $225.4 million at June 30, 2018 from $215.7 million at December 31, 2017. Purchases of investment securities totaled $26.9 million during the six months ended June 30, 2018, and proceeds from sales, calls, maturities and payments totaled $26.6 million during this same period. Approximately $10 million of investment securities at June 30, 2018 were acquired in the NJCB Acquisition.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At June 30, 2018, securities available for sale totaled $130.1 million, an increase of $24.6 million, or 23.3%, compared to securities available for sale totaling $105.5 million at December 31, 2017.

At June 30, 2018, the securities available for sale portfolio had net unrealized losses of $2.1 million compared to net unrealized losses of $571,000 at December 31, 2017.  These net unrealized losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. The increase in the net unrealized loss in the first six months of 2018 was due principally to the increase in market interest rates during the period.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2018, securities held to maturity were $95.3 million, a decrease of $14.9 million from $110.3 million at December 31, 2017.  The fair value of the held to maturity portfolio was $95.7 million at June 30, 2018.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be financing mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial mortgage loans and commercial real estate loans on income-producing assets.

The following table represents the components of the loan portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$378,998	43%	$308,924	39%
Mortgage warehouse lines	204,359	21	189,412	24
Construction loans	138,144	16	136,412	17
Commercial business	106,358	12	92,906	12
Residential real estate	46,048	5	40,494	5
Loans to individuals	25,562	3	21,025	3
All other	192	—	183	—
Total loans	899,661	100%	789,356	100%
Deferred loan costs, net	251		550
Total loans, including deferred loans costs, net	$899,912		$789,906
Total loans increased by $110.0 million, or 13.9%, to $899.9 million at June 30, 2018 compared to $789.9 million at December 31, 2017 due, in part, to an increase of $70.1 million in commercial real estate loans, a $14.9 million increase in mortgage warehouse loans and a $13.5 million increase in commercial business loans. The NJCB Acquisition contributed $72.6 million to the increase of loans at June 30, 2018.

Mortgage warehouse lines' outstanding balances increased $14.9 million to $204.4 million at June 30, 2018 compared to $189.4 million at December 31, 2017, reflecting an increased level of residential mortgage originations by the Bank’s mortgage banking customers that was due primarily to the seasonal nature of residential lending in the Bank’s markets, which generally experience higher home purchase activity during the summer months as compared to other periods during the year.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. The Bank funded $1.7 billion of residential mortgages through customers’ warehouse lines of credit during the first six months of 2018 compared to $1.7 billion during the first six months of 2017.

Commercial business loans increased $13.5 million, or 14.5%, to $106.4 million at June 30, 2018 from $92.9 million at December 31, 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower generally secure these loans.

Commercial real estate loans increased $70.1 million, or 22.7%, to $379.0 million at June 30, 2018 from $308.9 million at December 31, 2017. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans totaled $138.1 million at June 30, 2018 compared to $136.4 million at December 31, 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

The Bank also finances the construction of individual, owner-occupied single-family homes. These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.

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

At June 30, 2018, non-performing loans increased by $1.8 million to $8.9 million from $7.1 million at December 31, 2017 and the ratio of non-performing loans to total loans increased to 0.99% at June 30, 2018 compared to 0.90% at December 31, 2017. During the first six months of 2018, $687,000 of non-performing loans were resolved and $2.5 million of loans were placed on non-accrual. In the first quarter of 2017, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility had further deteriorated. As of the date of notification, the Bank downgraded the loan, which had a balance of $4.0 million at that time, and placed it on non-accrual. In the first quarter of 2018, the Bank was notified by federal bank regulators that this loan had been upgraded from doubtful to substandard. The balance of this loan was $2.9 million at June 30, 2018.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	8,913	7,114
Total non-performing loans	8,913	7,114
Other real estate owned	1,223	—
Total non-performing assets	10,136	7,114
Performing troubled debt restructurings	4,316	3,728
Performing troubled debt restructurings and total non-performing assets	$14,452	$10,842

Non-performing loans to total loans	0.99%	0.90%
Non-performing loans to total loans excluding mortgage warehouse lines	1.28%	1.18%
Non-performing assets to total assets	0.82%	0.66%
Non-performing assets to total assets excluding mortgage warehouse lines	0.99%	0.80%
Total non-performing assets and performing troubled debt restructurings to total assets	1.18%	1.00%

Non-performing loans to total loans increased to 0.99% at June 30, 2018 from 0.90% at December 31, 2017 due principally to the increase in non-accrual loans. Non-performing assets represented 0.82% of total assets at June 30, 2018 compared to 0.66% of total assets at December 31, 2017.

Non-performing assets increased by $3.0 million to $10.1 million at June 30, 2018 from $7.1 million at December 31, 2017. In addition to the increase in non-performing loans, other real estate owned (“OREO”) increased $1.2 million from December 31, 2017 to June 30, 2018. OREO at June 30, 2018 was comprised of one residential property with a fair value of $1.1 million acquired in the NJCB Acquisition and one new OREO property with a fair value of $93,000. There was no OREO at December 31, 2017.

At June 30, 2018, the Bank had 12 loans totaling $9.0 million that were troubled debt restructurings. Three of these loans totaling $4.7 million are included in the above table as non-accrual loans and the remaining nine loans totaling $4.3 million are considered performing. At December 31, 2017, the Bank had ten loans totaling $5.5 million that were troubled debt restructurings. Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.7 million are considered performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At June 30, 2018, as part of the NJCB Acquisition, the Company acquired purchased credit impaired loans with a book value of $1.1 million and a fair value of $881,000. At June 30, 2018, there was one purchased credit impaired loan for $514,000 that was not classified as a non-performing loan. At December 31, 2017, there were no loans acquired with evidence of deteriorated credit quality that were not classified as non-performing loans.

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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

The specific allowance for impaired loans is established for specific loans that have been identified by management as being impaired. These loans are considered to be impaired primarily because the loans have not performed according to payment terms and there is reason to believe that repayment of the loan principal in whole, or in part, is unlikely. The specific portion of the allowance is the total amount of potential unconfirmed losses for these individual impaired loans. To assist in determining the fair value of loan collateral, the Company often utilizes independent third-party qualified appraisal firms, which employ their own criteria and assumptions that may include occupancy rates, rental rates and property expenses, among others.

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

Commercial Business

The Company offers a variety of commercial loan services, including term loans, lines of credit and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. Commercial business loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial business loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes, as collateral, a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Company occasionally makes commercial business loans on an unsecured basis. Generally, the Company requires personal guarantees of its commercial business loans to offset the risks associated with such loans.

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New Jersey and the New York City metropolitan area could have a material adverse impact on the Company’s loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

Commercial Real Estate

Commercial real estate loans are made to businesses to expand their facilities and operations and to real estate operators to finance the acquisition of income producing properties. The Company’s loan policy requires that borrowers have sufficient cash flow to meet the debt service requirements and the value of the property meets the loan-to-value criteria set in the loan policy. The Company monitors loan concentrations by borrower, by type of property and by location and other criteria.

The Company’s commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans. A decline in the New Jersey real estate market could adversely affect the Company’s loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company’s loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Six months ended	Year ended	Six months ended
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Balance, beginning of period	$8,013	$7,494	$7,494
Provision charged to operating expenses	450	600	300
Loans charged off:
Residential real estate loans	—	(101)	(101)
Commercial business and commercial real estate	(32)	(61)	—
Loans to individuals	(7)	—	—
All other loans	(1)	—	—
Total loans charged off	(40)	(162)	(101)
Recoveries:
Commercial business and commercial real estate	74	64	12
Loans to individuals	1	4	2
All other loans	—	13	—
Total recoveries	75	81	14
Net recoveries (charge offs)	35	(81)	(87)
Balance, end of period	$8,498	$8,013	$7,707
Loans:
At period end	$899,912	$789,906	$762,619
Average during the period	796,363	717,010	672,431
Net (charge offs) recoveries to average loans outstanding	—%	(0.01)%	(0.01)%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	0.01%	(0.01)%	(0.02)%
Allowance for loan losses to:
Total loans at period end	0.94%	1.01%	1.01%
Total loans at period end excluding mortgage warehouse loans	1.09%	1.19%	1.21%
Non-performing loans	95.34%	112.64%	126.97%
The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of June 30, 2018 and December 31, 2017, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Amount	As a % of Loan Class	Loans % of Loans	Amount	As a % of Loan Class	Loans % of Loans
Commercial real estate loans	$3,314	0.87%	42%	$2,949	0.95%	39%
Commercial business	1,665	1.57	12	1,720	1.85	12
Construction loans	1,661	1.20	15	1,703	1.25	17
Residential real estate loans	462	1.00	5	392	0.97	5
Loans to individuals	169	0.66	3	114	0.54	3
Subtotal	7,271	1.05	77	6,878	1.15	76
Mortgage warehouse lines	920	0.45	23	852	0.45	24
Unallocated reserves	307	—	—	283	—	—
Total	$8,498	0.94%	100%	$8,013	1.01%	100%

During the first six months of 2018, the Company recorded a provision for loan losses of $450,000, charge-offs of $40,000 and recoveries of loans previously charged-off of $75,000 compared to a provision for loan losses of $300,000, charge-offs of $101,000 and recoveries of loans previously charged-off of $14,000 recorded for the first six months of 2017. The higher provision for loan losses recorded for the first six months of 2018 was due primarily to the growth of commercial real estate loans, the level of non-performing loans and the change in the mix of loans in the loan portfolio.

At June 30, 2018, the allowance for loan losses was $8.5 million, or 0.94% of loans, compared to $8.0 million, or 1.01% of loans, at December 31, 2017 and $7.7 million, or 1.01% of loans, at June 30, 2017. The allowance for loan losses was 95% of non-performing loans at June 30, 2018 compared to 113% of non-performing loans at December 31, 2017 and 127% of non-performing loans at June 30, 2017. The decrease in the allowance as a percentage of loans was due primarily to the NJCB Acquisition accounting, which resulted in the NJCB loans being recorded at their fair value and included a credit risk adjustment discount of approximately $1.6 million.

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

The following table summarizes deposits at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Demand
Non-interest bearing	$216,087	$196,509
Interest bearing	357,021	372,133
Savings	198,811	215,197
Certificates of deposit	184,868	138,167
Total	$956,787	$922,006
At June 30, 2018, total deposits were $956.8 million, an increase of $34.8 million, or 3.8%, from $922.0 million at December 31, 2017. The total deposits of the two former NJCB branches were $90.9 million at June 30, 2018, which were comprised of $13.0 million of non-interest bearing deposits, $21.1 million of interest bearing demand deposits, $3.3 million of savings deposits and $53.5 million of certificates of deposit. Total deposits, excluding the NJCB deposits, declined $56.2 million during the first six months of 2018. Municipal deposits, primarily interest bearing demand deposits and savings deposits, declined approximately $37.2 million from the end of 2017. As a result of the Tax Act, a number of the Bank’s municipal customers experienced significant advanced payments in December 2017 for real estate taxes that were due in 2018. This was due to income tax planning considerations by individuals. As the Bank’s municipal customers expended these additional funds in the first six months of 2018, their deposit balances declined from the levels at December 31, 2017. Management estimates that there were approximately $15 to $20 million of municipal deposits, primarily interest bearing demand deposits and savings deposits, at June 30, 2018 that are likely to flow out of the Bank during the third quarter of 2018 as the municipal customers expend these additional funds to support their operations. Management believes that the Bank’s liquidity resources are adequate to meet this projected outflow of deposits during this period. The balance of the outflow of interest bearing demand deposits and savings deposits was due to the routine movement of customers’ funds.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At June 30, 2018, the Company had $78.2 million of overnight borrowings and $40.0 million of short-term borrowings from the FHLB compared to $20.5 million of short-term borrowings from the FHLB at December 31, 2017.

Liquidity
At June 30, 2018, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $530.0 million, at June 30, 2018.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2018, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $54.1 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which was unused and available at June 30, 2018.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2018, the balance of cash and cash equivalents was $30.7 million.
Net cash provided by operating activities totaled $8.9 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $14.9 million for the six months ended June 30, 2017.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the six months ended June 30, 2018 was lower than net cash provided by operating activities for the six months ended June 30, 2017 due primarily to higher net proceeds from the origination and sale of loans of approximately $16.7 million in the first six months of 2017. Partially offsetting this lower cash flow from operations in the 2018 period was the net increase in accrued expenses and other liabilities compared to the net decrease in accrued expenses and other liabilities in the 2017 period.

Net cash used in investing activities totaled $41.4 million for the six months ended June 30, 2018 compared to $45.5 million for the six months ended June 30, 2017. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash from investing activities for the first six months of 2018 was a net increase in loans of $36.0 million compared to a net increase in loans of $38.2 million for the first six months of 2017. Net cash of $996,000 was used in the NJCB Acquisition. For the six months ended June 30, 2018 and 2017, payments and maturities of investment securities totaled $26.6 million and $28.9 million, respectively. Cash was used to purchase investment securities of $26.9 million for the six months ended June 30, 2018 compared to purchases of $42.2 million of investment securities for the six months ended June 30, 2017. There were no sales of investment securities in the six months ended June 30, 2018 period and proceeds from the sale of investment securities totaled $6.3 million for the six months ended June 30, 2017.

Net cash provided by financing activities was $44.4 million for the six months ended June 30, 2018 compared to $30.0 million for the six months ended June 30, 2017.  The primary source of funds for the 2018 period was the increase in short-term borrowings of $97.7 million, which was partially offset by the decrease in deposits of $52.4 million. Cash dividends of $986,000 were paid in the first six months of 2018. The primary source of funds for the six months ended June 30, 2017 was the increase in deposits of $29.9 million and short-term borrowings of $775,000.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $8.7 million, or 7.8%, to $120.3 million at June 30, 2018 from $111.7 million at December 31, 2017.  Shareholders’ equity increased $8.7 million due primarily to the issuance of 249,785 shares of common stock with a fair value of $5.5 million in connection with the NJCB Acquisition and an increase of $3.7 million in retained earnings, which was partially offset by a $1.1 million increase in accumulated other comprehensive loss.

The Company began declaring and paying cash dividends on its common stock in September 2016 and has declared and paid a cash dividend for each quarter since then. The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company’s Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY.”

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five percent (5%) of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. This repurchase program replaced the repurchase program authorized on August 3, 2005.

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended June 30, 2018 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of June 30, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of June 30, 2018 and December 31, 2017, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Common equity Tier 1 (CET1)	$109,441	9.95%	$49,506	4.50%	N/A	N/A
Total capital to risk-weighted assets	135,939	12.36%	88,010	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	127,441	11.58%	66,008	6.00%	N/A	N/A
Tier 1 leverage capital	127,441	11.24%	45,346	4.00%	N/A	N/A

As of December 31, 2017
Common equity Tier 1 (CET1)	$99,839	10.19%	$44,106	4.50%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6.00%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Common equity Tier 1 (CET1)	$127,560	11.60%	$49,481	4.50%	$71,472	6.50%
Total capital to risk-weighted assets	136,058	12.37%	87,966	8.00%	109,957	10.00%
Tier 1 capital to risk-weighted assets	127,560	11.60%	65,974	6.00%	87,966	8.00%
Tier 1 leverage capital	127,560	11.25%	45,346	4.00%	56,682	5.00%

As of December 31, 2017
Common equity Tier 1 (CET1)	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Due to the current low level of market interest rates, the current monetary policy of the Federal Reserve Board and recent communications from the Federal Reserve Board, management believes that it is more likely that market interest rates may increase than decrease over the intermediate term. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity.
Based upon the current interest rate environment, as of June 30, 2018, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$52,438	$4,261	8.84%	$184,144	$(2,983)	(1.59)%
+200	51,015	2,838	5.89%	185,530	(1,597)	(0.85)%
—	48,177	—	—%	187,127	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The Company employs many assumptions to calculate the impact of changes in interest rates on assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to management’s actions, if any, in response to changing rates. In calculating these exposures, the Company utilized an interest rate simulation model that is validated by third-party reviewers on an annual basis.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

The Company's Asset Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset liability management strategies and advising the Board on such strategies, as well as the related level of interest rate risk. Interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and the economic market value of portfolio equity under various interest rate scenarios.

ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of borrowings and other sources of medium or longer-term funding.

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial business loan originations, which tend to have adjustable rate features and which generate customer relationships that can result in higher core deposit accounts;

•
Actively market commercial mortgage loan originations, which tend to have shorter maturity terms and higher interest rates than residential mortgage loans and which generate customer relationships that can result in higher core deposit accounts;

•	Actively market core deposit relationships, which are generally longer duration liabilities;

•	Utilize short term and long-term certificates of deposit and/or borrowings to manage liability duration;

•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;

•	Maintain adequate levels of capital; and

•	Utilize loan sales and/or loan participations.

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2018.

In an immediate and sustained 200 basis point increase in market interest rates at June 30, 2018, net interest income for year 1 would increase approximately 5.9%, when compared to a flat interest rate scenario.

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

Model simulation results indicate the Company is asset sensitive, which indicates the Company’s net interest income should increase in a rising rate environment. Management believes the Company’s interest rate risk position is balanced and reasonable.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five percent (5%) of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company’s common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during the second quarter of 2018.
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended June 30, 2018.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2018	April 30, 2018	—	$—	—	394,141
May 1, 2018	May 31, 2018	—	$—	—	394,141
June 1, 2018	June 30, 2018	—	$—	—	394,141
Total		—	$—	—	394,141
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

10.1
Employment Agreement, dated as of May 7, 2018, by and between the Company and the Bank, on one hand, and Naqi A. Naqvi, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 11, 2018)

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

1ST CONSTITUTION BANCORP

Date:	August 8, 2018	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)