Form 10-Q
period 2018-09-30
1ST CONSTITUTION BANCORP
filed 2018-11-07
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 6, 2018, there were 8,404,292 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$5,133	$5,037
Interest-earning deposits	14,131	13,717
Total cash and cash equivalents	19,264	18,754
Investment securities:
Available for sale, at fair value	131,192	105,458
Held to maturity (fair value of $91,220 and $111,865 at September 30, 2018 and December 31, 2017, respectively)	91,379	110,267
Total investment securities	222,571	215,725
Loans held for sale	4,362	4,254
Loans	881,538	789,906
Less: allowance for loan losses	(8,265)	(8,013)
Net loans	873,273	781,893
Premises and equipment, net	11,768	10,705
Accrued interest receivable	3,652	3,478
Bank-owned life insurance	28,555	25,051
Other real estate owned	2,515	—
Goodwill and intangible assets	12,294	12,496
Other assets	14,228	6,918
Total assets	$1,192,482	$1,079,274
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$211,492	$196,509
Interest bearing	730,185	725,497
Total deposits	941,677	922,006

Short-term borrowings	99,475	20,500
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	927	804
Accrued expenses and other liabilities	8,072	5,754
Total liabilities	1,068,708	967,621
Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,437,590 and 8,116,201 shares issued and 8,404,292 and 8,082,903 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	79,256	72,935
Retained earnings	47,067	39,822
Treasury stock, 33,298 shares at September 30, 2018 and December 31, 2017	(368)	(368)
Accumulated other comprehensive loss	(2,181)	(736)
Total shareholders’ equity	123,774	111,653
Total liabilities and shareholders’ equity	$1,192,482	$1,079,274
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$12,193	$9,416	$33,078	$26,161
Securities:
Taxable	1,060	846	2,915	2,500
Tax-exempt	494	527	1,518	1,628
Federal funds sold and short-term investments	36	25	208	183
Total interest income	13,783	10,814	37,719	30,472
Interest expense
Deposits	1,854	1,204	4,542	3,351
Borrowings	349	113	576	349
Redeemable subordinated debentures	184	134	508	380
Total interest expense	2,387	1,451	5,626	4,080
Net interest income	11,396	9,363	32,093	26,392
Provision for loan losses	225	150	675	450
Net interest income after provision for loan losses	11,171	9,213	31,418	25,942
Non-interest income
Service charges on deposit accounts	173	142	476	445
Gain on sales of loans	1,292	1,329	3,425	3,936
Income on Bank-owned life insurance	152	131	425	391
Gain from bargain purchase	—	—	184	—
Gain on sales of securities	—	24	12	128
Other income	537	490	1,560	1,385
Total non-interest income	2,154	2,116	6,082	6,285
Non-interest expenses
Salaries and employee benefits	4,900	4,617	14,714	13,882
Occupancy expense	907	865	2,604	2,604
Data processing expenses	331	338	1,009	983
FDIC insurance expense	105	95	381	255
Other real estate owned expenses	73	11	75	26
Merger-related expenses	—	—	2,141	—
Other operating expenses	1,578	1,691	4,866	5,204
Total non-interest expenses	7,894	7,617	25,790	22,954
Income before income taxes	5,431	3,712	11,710	9,273
Income taxes	1,420	1,227	2,975	2,920
Net income	$4,011	$2,485	$8,735	$6,353

Net income per common share
Basic	$0.48	$0.31	$1.05	$0.79
Diluted	$0.46	$0.30	$1.02	$0.76
Weighted average shares outstanding
Basic	8,392,631	8,063,119	8,282,889	8,040,955
Diluted	8,678,679	8,328,252	8,565,401	8,309,363
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$4,011	$2,485	$8,735	$6,353
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(513)	18	(2,015)	745
Tax effect	126	(7)	484	(275)
Net of tax amount	(387)	11	(1,531)	470

Reclassification adjustment for gains on securities available for sale (1)	—	(12)	(12)	(92)
Tax effect (2)	—	5	3	37
Net of tax amount	—	(7)	(9)	(55)

Pension liability	89	—	178	—
Tax effect	(25)	—	(50)	—
Net of tax amount	64	—	128	—

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (3)	(15)	(32)	(45)	(75)
Tax effect (2)	4	13	12	30
Net of tax amount	(11)	(19)	(33)	(45)

Total other comprehensive (loss) income	(334)	(15)	(1,445)	370

Comprehensive income	$3,677	$2,470	$7,290	$6,723
(1) Included in gain on sales of securities on the consolidated statements of income
(2) Included in income taxes on the consolidated statements of income
(3) Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801
Net income	—	6,353	—	—	6,353
Exercise of stock options (18,790 shares)	150	—	—	—	150
Share-based compensation	739	—	—	—	739
Cash dividends declared ($0.10 per share)	—	(803)	—	—	(803)
Other comprehensive income	—	—	—	370	370
Balance, September 30, 2017	$72,584	$39,624	$(368)	$(230)	$111,610

Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	8,735	—	—	8,735
Exercise of stock options (9,307 shares)	67	—	—	—	67
Share-based compensation	759	—	—	—	759
Issuance of common stock (249,785 shares)	5,495	—	—	—	5,495
Cash dividends declared ($0.18 per share)	—	(1,490)	—	—	(1,490)
Other comprehensive loss	—	—	—	(1,445)	(1,445)
Balance, September 30, 2018	$79,256	$47,067	$(368)	$(2,181)	$123,774
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$8,735	$6,353
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	675	450
Depreciation and amortization	1,056	1,037
Net amortization of premiums and discounts on securities	435	678
SBA discount accretion	(235)	—
Gain from bargain purchase of NJCB	(184)	—
Gains on sales and calls of securities available for sale	(12)	(128)
Gains on sales of other real estate owned	—	(14)
Gains on sales of loans held for sale	(3,425)	(3,936)
Originations of loans held for sale	(85,285)	(83,754)
Proceeds from sales of loans held for sale	88,602	96,500
Income on Bank–owned life insurance	(439)	(391)
Loss on cash surrender value on Bank-owned life insurance	14	—
Share-based compensation expense	759	739
(Increase) decrease in accrued interest receivable	85	(46)
Increase in other assets	(499)	(114)
Increase (decrease) in accrued interest payable	123	(151)
Increase (decrease) in accrued expenses and other liabilities	1,816	(824)
Net cash provided by operating activities	12,221	16,399
Investing Activities:
Purchases of securities:
Available for sale	(30,122)	(29,729)
Held to maturity	(2,868)	(16,460)
Proceeds from maturities and payments of securities:
Available for sale	13,282	15,892
Held to maturity	21,584	30,538
Proceeds from sales of securities:
Available for sale	—	7,602
Held to maturity	—	1,033
Proceeds from Bank-owned life insurance benefits paid	893	—
Net (purchase)/redemption of restricted stock	(3,756)	494
Net increase in loans	(19,368)	(47,771)
Capital expenditures	(535)	(575)
Forfeitable deposit on other real estate owned	175	—
Cost of improvements to other real estate owned	—	(5)
Net cash paid for acquisition of NJCB	(996)	—
Proceeds from sales of other real estate owned	—	284
Purchase of Bank-owned life insurance	—	(1,550)
Net cash used in investing activities	(21,711)	(40,247)
Financing Activities:
Exercise of stock options	67	150
Cash dividends paid to shareholders	(1,490)	(803)
Net (decrease) increase in deposits	(67,552)	35,297
Increase (decrease) in short-term borrowings	78,975	(25)
Repayment of long-term borrowing	—	(10,000)
Net cash provided by financing activities	10,000	24,619
Increase (decrease) in cash and cash equivalents	510	771
Cash and Cash Equivalents at Beginning of Period	18,754	14,886
Cash and Cash Equivalents at End of Period	$19,264	$15,657

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$5,503	$4,231
Income taxes	3,226	2,572
Transfer of loans to other real estate owned	1,460	455
Non-cash activities.
Acquisition of New Jersey Community Bank
Noncash assets acquired:
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Bank-owned life insurance	3,972
Accrued interest receivable	259
Core deposit intangible asset	80
Other assets	2,786
	94,534
Liabilities assumed:
Deposits	87,223
Other liabilities	636
	87,859

Common stock issued as consideration	5,495

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
September 30, 2018
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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “Topic 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The majority of the Company’s revenues come from interest income, other services to customers and other sources, including loans, leases and securities that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligations to customers. Services within the scope of Topic 606 include service charges on deposits, interchange income, other services and the sale of OREO. Refer to Note 6 - Revenue from Contracts with Customers - for further discussion on the Company’s accounting policies for revenue sources within the scope of Topic 606.

The Company adopted Topic 606 using the modified retrospective method for reporting periods beginning after January 1, 2018. The Company did not have any contracts that were not completed as of January 1, 2018. The adoption of Topic 606 did not result in a change to the accounting for any of the in-scope revenue streams; therefore, no cumulative effect adjustment was recorded.

ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

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

ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business

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

ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt, (3) settlement of contingent consideration, (4) insurance proceeds, (5) settlement of corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) policies, (6) distributions from equity method investees, (7) beneficial interests in securitization transactions and (8) receipts and payments with aspects of more than one class of cash flows.

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company classifies cash flows related to BOLI in accordance with the guidance, and the adoption of this guidance in 2018 did not have a material impact on its consolidated financial statements.

ASU 2016-01 - Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

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

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed its acquisition of 100 percent of the shares of common stock of New Jersey Community Bank (“NJCB”), which merged with and into the Bank. The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, that the Company may incur after closing the merger as a result of a certain litigation matter.
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
Loans acquired in the NJCB merger were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. The fair values of loans acquired were estimated, utilizing cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses of approximately $1.6 million and estimated prepayments. Projected cash flows were then discounted to present value, utilizing a risk-adjusted market rate for similar loans that management determined market participants would likely use.
At the acquisition date, the Company recorded $74.3 million of loans without evidence of credit quality deterioration and $881,000 of loans with evidence of credit quality deterioration.
The following table summarizes the composition of the loans acquired and recorded at fair value:

		At April 11, 2018
(Dollars in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total
Commercial
Construction	$798	$—	$798
Commercial real estate	58,191	873	59,064
Commercial business	1,293	8	1,302
Residential real estate	7,572		7,572
Consumer	6,409		6,409
Total loans	$74,263	$881	$75,144

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
The core deposit intangible asset totaled $80,000 and is being amortized over its estimated useful life of approximately 10 years, using an accelerated method. No goodwill was recognized in the transaction.
The following table presents the projected amortization of the core deposit intangible asset for each period:

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
Direct costs related to the acquisition were expensed as incurred. No merger-related expenses were incurred for the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company incurred $2.1 million of expenses for termination of contracts, legal and financial advisory fees, severance and other integration related expenses, which have been separately stated as merger-related expenses in the Company’s Consolidated Statements of Income.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former NJCB operations included in the Company’s Consolidated Statements of Income from the date of the acquisition (April 11, 2018) through September 30, 2018 under the column “Actual from Acquisition Date to September 30, 2018.” In addition, the table presents unaudited condensed pro forma financial information assuming that the NJCB acquisition had been completed as of January 1, 2018 and January 1, 2017, respectively. In the table, merger-related expenses of $2.1 million were excluded from the pro forma non-interest expenses for the nine months ended September 30, 2018. Income taxes were also adjusted to exclude income tax benefits of $568,000 related to the merger expenses for the nine months ended September 30, 2018.
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

(Dollars in thousands)	Actual from Acquisition Date to 9/30/2018	Pro Forma for the Nine Months Ended 9/30/2018	Pro Forma for the Nine Months Ended 9/30/2017

Net interest income	$1,577	$32,941	$28,582
Non-interest income	70	6,074	6,502
Non-interest expenses	823	24,737	26,248
Income taxes	248	3,543	2,920
Net income	576	10,060	5,466

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the three and nine months ended September 30, 2018 and 2017, no options and 9,500 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Net income	$4,011	$2,485	$8,735	$6,353

Basic weighted average shares outstanding	8,392,631	8,063,119	8,282,889	8,040,955
Plus: common stock equivalents	286,048	265,133	282,512	268,408
Diluted weighted average shares outstanding	8,678,679	8,328,252	8,565,401	8,309,363
Earnings per share:
Basic	$0.48	$0.31	$1.05	$0.79
Diluted	$0.46	$0.30	$1.02	$0.76

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$3,989	$—	$(74)	$3,915
Residential collateralized mortgage obligations - GSE	45,362	4	(1,097)	44,269
Residential mortgage backed securities - GSE	14,802	14	(254)	14,562
Obligations of state and political subdivisions	23,869	56	(593)	23,332
Trust preferred debt securities - single issuer	1,489	—	(83)	1,406
Corporate debt securities	28,349	—	(532)	27,817
Other debt securities	15,930	50	(89)	15,891
Total	$133,790	$124	$(2,722)	$131,192

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations - GSE	27,688	18	(381)	27,325
Residential mortgage backed securities - GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities - single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
Total	$106,029	$400	$(971)	$105,458

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities (“GSE”) and agencies	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations - GSE	7,118	—	7,118	7	(231)	6,894
Residential mortgage backed securities - GSE	31,625	—	31,625	51	(789)	30,887
Obligations of state and political subdivisions	49,259	—	49,259	591	(225)	49,625
Trust preferred debt securities - pooled	657	(501)	156	600	—	756
Other debt securities	3,221	—	3,221	—	(163)	3,058
Total	$91,880	$(501)	$91,379	$1,249	$(1,408)	$91,220

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities and obligations of U.S. government-sponsored entities (“GSE”) and agencies	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations - GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
Total	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

At September 30, 2018 and December 31, 2017, $83.0 million and $98.4 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the FHLB and for other purposes required or permitted by law.

Restricted stock was included in other assets at September 30, 2018 and December 31, 2017 and totaled $5.3 million and $1.6 million, respectively. Restricted stock consisted of $5.2 million of Federal Home Loan Bank of New York stock and $135,000 of Atlantic Community Bankers Bank stock at September 30, 2018 and $1.5 million of Federal Home Loan Bank of New York stock and $65,000 of Atlantic Community Bankers Bank stock at December 31, 2017.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2018.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$9,464	$9,422	2.07%
Due after one year through five years	29,731	29,189	2.91%
Due after five years through ten years	23,074	22,681	2.92%
Due after ten years	71,521	69,900	2.86%
Total	$133,790	$131,192	2.83%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,224	$19,252	2.28%
Due after one year through five years	19,185	19,405	3.64%
Due after five years through ten years	23,649	23,392	3.04%
Due after ten years	29,321	29,171	3.23%
Total	$91,379	$91,220	3.07%
Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	4	$1,989	$(2)	$1,926	$(72)	$3,915	$(74)
Residential collateralized mortgage obligations - GSE	36	33,858	(504)	15,486	(824)	$49,344	$(1,328)
Residential mortgage backed securities - GSE	49	30,396	(708)	8,160	(335)	$38,556	$(1,043)
Obligations of state and political subdivisions	91	25,712	(626)	5,310	(192)	$31,022	$(818)
Trust preferred debt securities - single issuer	2	—	—	1,406	(83)	$1,406	$(83)
Corporate debt securities	10	20,321	(264)	7,496	(268)	$27,817	$(532)
Other debt securities	6	7,932	(89)	2,868	(163)	$10,800	$(252)
Total temporarily impaired securities	198	$120,208	$(2,193)	$42,652	$(1,937)	$162,860	$(4,130)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$1,967	$(30)	$3,150	$(84)	$5,117	$(114)
Residential collateralized mortgage obligations - GSE	11	19,237	(205)	8,788	(299)	$28,025	$(504)
Residential mortgage backed securities - GSE	35	21,770	(141)	3,074	(58)	$24,844	$(199)
Obligations of state and political subdivisions	42	11,594	(82)	2,717	(35)	$14,311	$(117)
Trust preferred debt securities - single issuer	4	—	—	2,349	(132)	$2,349	$(132)
Corporate debt securities	7	11,967	(98)	7,662	(150)	$19,629	$(248)
Other debt securities	4	8,840	(25)	21	(1)	$8,861	$(26)
Total temporarily impaired securities	105	$75,375	$(581)	$27,761	$(759)	$103,136	$(1,340)
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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of September 30, 2018, the security was in an unrealized gain position.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$—	$—	$144,601	$144,601	$—	$—
Commercial Business	185	10	623	818	105,178	105,996	—	3,583
Commercial Real Estate	1,045	506	1,251	2,802	373,201	376,003	—	1,608
Mortgage Warehouse Lines	—	—	—	—	182,791	182,791	—	—
Residential Real Estate	1,343	—	707	2,050	45,515	47,565	—	1,162
Consumer
Loans to Individuals	255	8	207	470	23,603	24,073	—	408
Other	—	—	—	—	174	174	—	—
Total loans	$2,828	$524	$2,788	$6,140	$875,063	881,203	$—	$6,761
Deferred loan costs, net						335
Total loans, including deferred loan costs, net						$881,538

The following table provides an aging of the loan portfolio by loan class at December 31, 2017:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial
Construction	$—	$—	$—	$—	$136,412	$136,412	$—	$—
Commercial Business	180	545	619	1,344	91,562	92,906	—	4,212
Commercial Real Estate	540	—	2,465	3,005	305,919	308,924	—	2,465
Mortgage Warehouse Lines	—	—	—	—	189,412	189,412	—	—
Residential Real Estate	911	256	69	1,236	39,258	40,494	—	69
Consumer
Loans to Individuals	119	—	116	235	20,790	21,025	—	368
Other	—	—	—	—	183	183	—	—
Total loans	$1,750	$801	$3,269	$5,820	$783,536	789,356	$—	$7,114
Deferred loan costs, net						550
Total loans, including deferred loan costs, net						$789,906
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At September 30, 2018, there was one purchased credit impaired (“PCI”) loan for $506,000 that was not classified as a non-performing loan. At December 31, 2017, there were no PCI loans that were not classified as non-performing loans.
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

4.  Special Mention - A “special mention” loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$141,333	$91,454	$355,755	$182,359	$46,119
Special Mention	3,268	10,754	11,313	432	110
Substandard	—	3,528	8,935	—	1,336
Doubtful	—	260	—	—	—
Total	$144,601	$105,996	$376,003	$182,791	$47,565

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other

Performing	$23,665	$174
Non-performing	408	—
Total	$24,073	$174

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2017:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Grade:
Pass	$136,180	$84,746	$289,203	$189,412	$39,539
Special Mention	232	3,454	13,267	—	666
Substandard	—	1,252	6,454	—	289
Doubtful	—	3,454	—	—	—
Total	$136,412	$92,906	$308,924	$189,412	$40,494

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$20,657	$183
Non-performing	368	—
Total	$21,025	$183

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$431	$70	$—	$—	$—	$—	$—	$501
Loans acquired with deteriorated credit quality	—	—	1	—	—	—	—	—	1
Collectively evaluated for impairment	1,721	1,256	3,286	832	367	156	—	145	7,763
Ending Balance	$1,721	$1,687	$3,357	$832	$367	$156	$—	$145	$8,265

Loans receivable:
Individually evaluated for impairment	$104	$3,831	$5,274	$—	$1,162	$408	$—	$—	$10,779
Loans acquired with deteriorated credit quality	—	308	1,437	—	—	—	—	—	1,745
Collectively evaluated for impairment	144,497	101,857	369,292	182,791	46,403	23,665	174	—	868,679
Ending Balance	$144,601	$105,996	$376,003	$182,791	$47,565	$24,073	$174	$—	881,203
Deferred loan costs, net									335
									$881,538

	December 31, 2017
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—	$684
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,703	1,128	2,857	852	392	114	—	283	7,329
Ending Balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013

Loans receivable:
Individually evaluated for impairment	$232	$4,459	$5,713	$—	$69	$368	$—	$—	$10,841
Loans acquired with deteriorated credit quality	—	274	590	—	—	—	—	—	864
Collectively evaluated for impairment	136,180	88,173	302,621	189,412	40,425	20,657	183	—	777,651
Ending Balance	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	789,356
Deferred loan costs, net									550
									$789,906

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2018 and 2017 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - July 1, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498
Provision charged/(credited) to operations	60	21	484	(88)	(95)	(13)	18	(162)	225
Loans charged off	—	—	(441)	—	—	—	(18)	—	(459)
Recoveries of loans charged off	—	1	—	—	—	—	—	—	1
Balance - September 30, 2018	$1,721	$1,687	$3,357	$832	$367	$156	$—	$145	$8,265

Balance - July 1, 2017	$1,455	$1,437	$2,991	$902	$385	$120	$—	$417	$7,707
Provision charged/(credited) to operations	139	39	(252)	(31)	3	(4)	—	256	150
Loans charged off	—	(61)	—	—	—	—	—	—	(61)
Recoveries of loans charged off	—	—	4	—	—	2	—	—	6
Balance - September 30, 2017	$1,594	$1,415	$2,743	$871	$388	$118	$—	$673	$7,802

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	18	(15)	788	(20)	(25)	48	19	(138)	675
Loans charged off	—	(32)	(441)	—	—	(7)	(19)	—	(499)
Recoveries of loans charged off	—	14	61	—	—	1	—	—	76
Balance - September 30, 2018	$1,721	$1,687	$3,357	$832	$367	$156	$—	$145	$8,265

Balance - January 1, 2017	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532	$7,494
Provision charged/(credited) to operations	390	(259)	156	(102)	122	2	—	141	450
Loans charged off	—	(61)	—	—	(101)	—	—	—	(162)
Recoveries of loans charged off	—	3	13	—	—	4	—	—	20
Balance - September 30, 2017	$1,594	$1,415	$2,743	$871	$388	$118	$—	$673	$7,802
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

Impaired Loans Receivables (By Class)

				Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$104	$104	$—	$104	$2	$118	$6
Commercial Business	882	1,079	—	1,022	28	1,201	83
Commercial Real Estate	2,806	3,039	—	2,557	27	2,870	74
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,792	4,222	—	3,683	57	4,189	163
Residential Real Estate	1,162	1,242	—	1,149	—	742	—
Consumer:
Loans to Individuals	408	483	—	409	—	413
Other	—	—	—	—	—
Subtotal	408	483	—	409	—	413	—
With no allowance:	$5,362	$5,947	$—	$5,241	$57	$5,344	$163

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	3,257	3,359	431	3,422	2	3,376	50
Commercial Real Estate	3,905	3,905	71	4,796	55	4,376	169
Mortgage Warehouse Lines	—	—	—	—	—		—
Subtotal	7,162	7,264	502	8,218	57	7,752	219
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$7,162	$7,264	$502	$8,218	$57	$7,752	$219
Total:
Construction	104	104	—	104	2	118	6
Commercial Business	4,139	4,438	431	4,444	30	4,577	133
Commercial Real Estate	6,711	6,944	71	7,353	82	7,246	243
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,162	1,242	—	1,149	—	742	—
Consumer	408	483	—	409	—	413	—
Total	$12,524	$13,211	$502	$13,459	$114	$13,096	$382

Impaired Loans Receivables (By Class)

	December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$232	$232	$—
Commercial Business	1,271	1,419	—
Commercial Real Estate	1,348	1,372	—
Mortgage Warehouse Lines	—	—	—
Subtotal	2,851	3,023	—
Residential Real Estate	69	123	—
Consumer:
Loans to Individuals	368	438	—
Other	—	—	—
Subtotal	368	438	—
With no allowance	$3,288	$3,584	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,462	3,464	592
Commercial Real Estate	4,955	5,748	92
Mortgage Warehouse Lines	—	—	—
Subtotal	8,417	9,212	684
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$8,417	$9,212	$684

Total:
Construction	232	232	—
Commercial Business	4,733	4,883	592
Commercial Real Estate	6,303	7,120	92
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	69	123	—
Consumer	368	438	—
Total	$11,705	$12,796	$684

Impaired Loans Receivables (By Class)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$231	$3	$201	$9
Commercial Business	693	25	725	123
Commercial Real Estate	2,880	18	2,808	128
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,804	46	3,734	260
Residential Real Estate	76	—	166	—

Consumer:
Loans to Individuals	366	—	332	—
Other	—	—	—	—
Subtotal	366	—	332	—
With no allowance:	$4,246	$46	$4,232	$260
With an allowance:
Commercial:
Construction	$—	$—	$114	$—
Commercial Business	3,045	44	2,745	171
Commercial Real Estate	3,092	44	2,764	129
Mortgage Warehouse Lines	—	—	—	—
Subtotal	6,137	88	5,623	300
Residential Real Estate	—	—	100	—
Consumer:
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance:	$6,137	$88	$5,723	$300
Total:
Construction	231	3	315	9
Commercial Business	3,738	69	3,470	294
Commercial Real Estate	5,972	62	5,572	257
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	76	—	266	—
Consumer	366	—	332	—
Total	$10,383	$134	$9,955	$560

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount that are due in part to credit quality. On April 11, 2018, as part of the NJCB acquisition, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000. The following table presents additional information regarding purchased credit-impaired loans at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding balance	$2,050	$998
Carrying amount	$1,745	$864
Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$233	$171	$126	$30
Acquisition of impaired loans	—	—	168	—
Transfer from non-accretable discount	—	—	—	161
Accretion of discount	(34)	(23)	(95)	(43)
Balance at end of period	$199	$148	$199	$148
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

September 30, 2018		December 31, 2017
Number of loans	Recorded Investment	Number of loans	Recorded Investment
4	$821	1	$77
At September 30, 2018, there was one residential property with a fair value of $1.1 million held in other real estate owned. At December 31, 2017, there were no residential properties held in other real estate owned.
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

There were two commercial real estate loans with an aggregate pre- and post-modified recorded investment of $1.0 million and one commercial business loan with a pre- and post-modified recorded investment of $135,000 that were each modified as a TDR during the three and nine months ended September 30, 2018. There was one commercial real estate loan with a pre- and post-modification recorded investment of $2.3 million that was modified as a TDR during the nine months ended September 30, 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the nine months ended September 30, 2018. There were no troubled debt restructuring that defaulted within twelve months of restructuring during the nine months ended September 30, 2017.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service charges on deposits:
Overdraft fees	$96	$71	$257	$222
Other	77	71	219	223
Interchange income	119	118	294	257
Other income - in scope	89	84	418	213
Income on BOLI (1)	152	131	425	391
Net gains on sales of loans (1)	1,292	1,329	3,425	3,936
Loan servicing fees (1)	174	143	482	426
Net gains (losses) on sales and calls of securities (1)	—	24	12	128
Gain from bargain purchase (1)	—	—	184	—
Other income (1)	155	145	366	489
	$2,154	$2,116	$6,082	$6,285
(1) Not within the scope of ASC 606

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit account customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Gain or Loss on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company generally does not finance the sale of OREO to the buyer; however, in determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. There were no sales of OREO during the three and nine months ended September 30, 2018 or 2017.

(7) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”).
As of September 30, 2018, there were 55,136 shares of common stock available for future grants under the Stock Plans.
The following table summarizes stock option activity during the nine months ended September 30, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	142,005	$7.86
Granted	10,450	18.30
Exercised	(9,307)	7.01
Outstanding at September 30, 2018	143,148	$8.68	4.2	$1,721

Exercisable at September 30, 2018	124,132	$7.48	3.5	$1,641
The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted for the nine months ended September 30, 2018 were as follows:

Fair value of options granted	$5.93
Risk-free rate of return	2.46%
Expected option life in years	7
Expected volatility	31.35%
Expected dividends	1.18%
Share-based compensation expense related to options was $45,000 and $44,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $82,000 of unrecognized compensation cost related to non-vested stock options.
The following table summarizes the activity in non-vested restricted shares for the nine months ended September 30, 2018:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2018	150,745	$11.87
Granted	62,150	20.19
Vested	(65,345)	16.76
Non-vested at September 30, 2018	147,550	$13.21
Share-based compensation expense related to stock grants was $714,000 and $695,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock grants.

(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur, through comprehensive income. At September 30, 2018 and December 31, 2017, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors and employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $28.6 million and $25.1 million at September 30, 2018 and December 31, 2017, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$53	$67	$140	$178
Interest cost	43	39	114	117
Actuarial gain recognized	(15)	(32)	(45)	(75)
Total	$81	$74	$209	$220

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

	September 30, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(2,598)	$624	$(1,974)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	244	(69)	175
Accumulated other comprehensive loss	$(2,855)	$674	$(2,181)

	December 31, 2017
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(571)	$137	$(434)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	111	(31)	80
Accumulated other comprehensive loss	$(961)	$225	$(736)

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax for the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance - July 1, 2018	$(1,587)	$(382)	$122	$(1,847)
Other comprehensive income (loss) before reclassifications	(387)	—	64	(323)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive loss	(387)	—	53	(334)
Balance - September 30, 2018	$(1,974)	$(382)	$175	$(2,181)

Balance - July 1, 2017	$77	$(331)	$39	$(215)
Other comprehensive income before reclassifications	11	—	—	11
Amounts reclassified from accumulated other comprehensive income	—	—	(19)	(19)
Reclassification adjustment for gains realized in income	(7)	—	—	(7)
Other comprehensive income (loss)	4	—	(19)	(15)
Balance - September 30, 2017	$81	$(331)	$20	$(230)

(Dollars in thousands)	Unrealized Holding Gains/ (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive income (loss) before reclassifications	(1,531)	—	128	(1,403)
Amounts reclassified from accumulated other comprehensive income	—	—	(33)	(33)
Reclassification adjustment for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,540)	—	95	(1,445)
Balance September 30, 2018	$(1,974)	$(382)	$175	$(2,181)

Balance January 1, 2017	$(334)	$(331)	$65	$(600)
Other comprehensive income before reclassifications	470	—	—	470
Amounts reclassified from accumulated other comprehensive income	—	—	(45)	(45)
Reclassification adjustment for gains realized in income	(55)	—	—	(55)
Other comprehensive income (loss)	415	—	(45)	370
Balance September 30, 2017	$81	$(331)	$20	$(230)

(10) Recent Accounting Pronouncements
ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this Update.

The amendments in this ASU also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets.

The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

The Company is currently evaluating the potential impact, if any, of adopting this ASU on its financial statements. The provisions of this ASU are effective for fiscal years beginning after December 15, 2019.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
In August 2018, the FASB issued ASU 2018-14 - “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which consist of amendments to the disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

The following disclosure requirements are removed from Subtopic 715-20:

1.	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;

2.	The amount and timing of plan assets expected to be returned to the employer;

3.	The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

4.	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan;

5.
For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and

6.
For public entities, the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

The following disclosure requirements are added to Subtopic 715-20:

1.	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and

2.	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments in this ASU also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

1.	The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets; and

2.	The accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets.

The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement.

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ASU 2018-13 - Fair Value Measurement (Topic 820)
In August 2018 the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The following disclosure requirements that are applicable to public entities were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

2.	The policy for timing of transfers between levels; and

3.	The valuation process for Level 3 fair value measurements.

The following disclosure requirements were modified in Topic 820:

1.
In lieu of a roll-forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

2.
For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

2.
The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

ASU 2018-11 - Leases - Targeted Improvements (Topic 842)
In July, 2018 the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional (and optional) transition method for a cumulative effect adjustment. The additional transition method allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for calendar-year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases).
For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating the impact of this ASU in connection with the evaluation of the impact of the adoption of ASU 2016-02-, “Leases.”

ASU 2018-07 - Compensation - Stock Compensation (Topic 718)

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

ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities

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

ASU 2017-04 - Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The primary goal of this ASU is to simplify the goodwill impairment test and provide cost savings for all entities by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill under current U.S. GAAP.

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

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).

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

The ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

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

ASU 2016-02 - Leases

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

The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions, such as expectations of renewals or extensions of leases and the interest rate to be used to discount the future lease obligations. The Company has completed a review and inventory of its lease portfolio and expects to implement lease accounting software to account for the leases by the end of the fourth quarter of 2018. The total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date and any leases with changes to key assumptions or expectations, such as renewals and extensions and discount rates. The Company is evaluating the effective date transition method as described in ASU 2018-11.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$998	$2,917	$—	$3,915
Residential collateralized mortgage obligations - GSE	—	44,269	—	44,269
Residential mortgage backed securities - GSE	—	14,562	—	14,562
Obligations of state and political subdivisions	—	23,332	—	23,332
Trust preferred debt securities - single issuer	—	1,406	—	1,406
Corporate debt securities	16,380	11,437	—	27,817
Other debt securities	—	15,891	—	15,891
Interest rate lock derivative	—	120	—	120
Total	$17,378	$113,934	$—	$131,312

	December 31, 2017
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$1,967	$—	$1,967
Residential collateralized mortgage obligations - GSE	—	27,325	—	27,325
Residential mortgage backed securities - GSE	—	14,288	—	14,288
Obligations of state and political subdivisions	—	19,720	—	19,720
Trust preferred debt securities - single issuer	—	2,349	—	2,349
Corporate debt securities	16,080	11,603	—	27,683
Other debt securities	—	12,126	—	12,126
Interest rate lock derivative	—	135	—	135
Total	$16,080	$89,513	$—	$105,593

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2018
Impaired loans	$—	$—	$9,992	$9,992
Other real estate owned	—	—	1,460	1,460
December 31, 2017
Impaired loans	$—	$—	$8,313	$8,313
Impaired loans measured at fair value and included in the above table at September 30, 2018 consisted of 21 loans having an aggregate recorded investment of $10.5 million and specific loan loss allowance of $502,000. Impaired loans measured at fair value and included in the above table at December 31, 2017 consisted of 14 loans having an aggregate balance of $9.0 million with specific loan loss allowance of $684,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2018
Impaired loans	$9,992	Appraisal of collateral (1)	Appraisal adjustments (2)	2.9% - 69% (14.15%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)
December 31, 2017
Impaired loans	$8,313	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$19,264	$19,264	$—	$—	$19,264
Securities available for sale	131,192	17,378	113,814	—	131,192
Securities held to maturity	91,379	—	91,220	—	91,220
Loans held for sale	4,362	—	4,681	—	4,681
Loans, net	873,273	—	—	876,773	876,773
SBA servicing asset	895	—	1,016	—	1,016
Interest rate lock derivative	120	—	120	—	120
Accrued interest receivable	3,652	—	3,652	—	3,652
FHLB stock	5,175	—	5,175	—	5,175
Deposits	(941,677)	—	(939,054)	—	(939,054)
Borrowings	(99,475)	—	(99,475)	—	(99,475)
Redeemable subordinated debentures	(18,577)	—	(12,797)	—	(12,797)
Accrued interest payable	(927)	—	(927)	—	(927)

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$18,754	$18,754	$—	$—	$18,754
Securities available for sale	105,458	16,080	89,378	—	105,458
Securities held to maturity	110,267	—	111,865	—	111,865
Loans held for sale	4,254	—	4,539	—	4,539
Loans, net	781,893	—	—	784,064	784,064
SBA servicing asset	726	—	1,016	—	1,016
Interest rate lock derivative	135	—	135	—	135
Accrued interest receivable	3,478	—	3,478	—	3,478
FHLB stock	1,490	—	1,490	—	1,490
Deposits	(922,006)	—	(920,732)	—	(920,732)
Borrowings	(20,500)	—	(20,500)	—	(20,500)
Redeemable subordinated debentures	(18,557)	—	(12,326)	—	(12,326)
Accrued interest payable	(804)	—	(804)	—	(804)
Loan commitments and standby letters of credit as of September 30, 2018 and December 31, 2017 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three and nine months ended September 30, 2018 and financial condition at September 30, 2018 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this quarterly report. Results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2018 (this “Form 10-Q”) and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.

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

When used in this Form 10-Q , the words “the Company,” “we,” “our,” and “us” refer to 1st Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 19, 2018, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Other risks and uncertainties that could cause actual results to differ from those described above include, but are not limited to, the inability to retain NJCB’s customers and employees.

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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Summary

The Company reported net income of $4.0 million and diluted earnings per share of $0.46 for the three months ended September 30, 2018 compared to $2.5 million, or $0.30 per diluted share, for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, the Company reported net income of $8.7 million, or $1.02 per diluted share, compared to net income of $6.4 million, or $0.76 per diluted share, for the nine months ended September 30, 2017.

Return on average assets and return on average equity were 1.34% and 12.89%, respectively, for the three months ended September 30, 2018 compared to return on average assets and return on average equity of 0.94% and 8.94%, respectively, for the three months ended September 30, 2017. Return on average assets and return on average equity were 1.03% and 9.94%, respectively, for the nine months ended September 30, 2018 compared to return on average assets and return on average equity of 0.83% and 7.87%, respectively, for the nine months ended September 30, 2017. Book value and tangible book value per share were $14.73 and $13.26, respectively, at September 30, 2018 compared to $13.81 and $12.27, respectively, at December 31, 2017.

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank (the “NJCB merger”). As a result of the NJCB merger, merger related expenses of $2.1 million were incurred primarily in the second quarter of 2018 and the after-tax effect of the merger expenses reduced net income for the nine months ended September 30, 2018 by $1.6 million. The acquisition method of accounting for the business combination resulted in the recognition of a gain from the bargain purchase of $184,000 and no goodwill.

For the nine months ended September 30, 2018, net income was $8.7 million and Adjusted Net Income, which is net income excluding the after-tax effect of the merger expenses and the gain from the bargain purchase, was $10.1 million compared to net income of $6.4 million for the nine months ended September 30, 2017. There were no merger related expenses incurred for the three and nine months ended September 30, 2017. For the nine months ended September 30, 2018, diluted earnings per share were $1.02 and Adjusted Net Income per diluted share was $1.18 compared to diluted earnings per share of $0.76 for the nine months ended September 30, 2017.

Adjusted Net Income, Adjusted Net Income per diluted share, adjusted return on average assets and adjusted return on average equity are non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s U.S. GAAP financial results. A reconciliation of these non-U.S. GAAP financial measures to the U.S. GAAP financial results is set forth below. Management believes that the presentation of these non-U.S. GAAP financial measures of the Company may be helpful to readers in understanding the Company’s financial performance without including the financial impact of the NJCB merger when comparing the Company’s income statement for the three and nine-month periods ended September 30, 2018 and 2017.

The following table reflects the reconciliation of non-U.S. GAAP measures for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017
Adjusted Net Income
Net income	$4,011	$2,485	$8,735	$6,353
Adjustments:
Merger-related expenses	—	—	2,141	—
Gain from bargain purchase	—	—	(184)	—
Income tax effect of adjustments(1)	—	—	(568)	—
Adjusted Net Income(2)	$4,011	$2,485	$10,124	$6,353

Adjusted Net Income per diluted share
Adjusted net income			$10,124	$6,353
Diluted shares outstanding			8,565,401	8,309,363
Adjusted Net Income per diluted share			$1.18	$0.76

Adjusted return on average assets
Adjusted Net Income			$10,124	$6,353
Average assets			1,132,045	1,021,645
Adjusted return on average assets			1.20%	0.83%

Adjusted return on average equity
Adjusted net income			$10,124	$6,353
Average equity			117,484	107,871
Return on average equity			11.52%	7.87%

Book value and tangible book value per share
Shareholders’ equity			$123,774	111,610
Less: goodwill and intangible assets			12,294	12,591
Tangible shareholders’ equity			111,480	99,019
Shares outstanding			8,404,292	8,069,560
Book value per share			$14.73	$13.83
Tangible book value per share			$13.26	$12.27

(1) Tax effected at an income tax rate of 30.09%, less the impact of non-deductible merger expenses and the non-taxable gain from the bargain purchase.
(2) There were no non-U.S. GAAP adjustments for the three months ended September 30, 2018 and the three and nine-month periods ended September 30, 2017.

THIRD QUARTER 2018 HIGHLIGHTS

•	Return on average assets and return on average equity were 1.34% and 12.89%, respectively.

•	Book value per share and tangible book value per share were $14.73 and $13.26, respectively, at September 30, 2018.

•	Net interest income was $11.4 million and the net interest margin was 4.09% on a tax equivalent basis.

•	A provision for loan losses of $225,000 and net charge-offs of $458,000 were recorded.

•
Total loans were $881.5 million at September 30, 2018 and included $68.9 million of loans acquired in the NJCB merger. Commercial business, commercial real estate and construction loans totaled $626.6 million and included $56.0 million of loans acquired in the NJCB merger. Excluding the loans acquired in the NJCB merger, commercial business, commercial real estate and construction loans totaled $565.8 million and increased $27.6 million, or 5.1%, compared to $538.2 million at December 31, 2017 and increased $52.8 million, or 10.3%, compared to $513.0 million at September 30, 2017.

•	There were no merger related expenses incurred in the third quarter of 2018.

•	Non-performing assets were $9.3 million, or 0.78% of assets, and included $2.5 million of OREO at September 30, 2018.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.1% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2018 compared to 81.6% of net revenues for the three months ended September 30, 2017. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three and nine months ended September 30, 2018 and 2017. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended September 30, 2018			Three months ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Federal funds sold/short-term investments	$11,953	$36	1.19%	$12,383	$25	0.80%
Investment securities:
Taxable	151,115	1,060	2.81	142,353	846	2.38
Tax-exempt (1)	73,621	625	3.40	89,034	781	3.51
Total investment securities	224,736	1,685	3.00	231,387	1,627	2.81
Loans: (2)
Commercial real estate	377,719	4,901	5.08	272,548	3,573	5.13
Mortgage warehouse lines	180,430	2,504	5.43	174,610	1,901	4.26
Construction	142,365	2,406	6.61	123,822	1,895	5.99
Commercial business	106,717	1,496	5.51	107,158	1,326	4.86
Residential real estate	46,777	530	4.53	42,436	445	4.19
Loans to individuals	24,655	306	4.92	22,379	228	4.04
Loans held for sale	3,203	38	4.75	3,715	37	3.98
All other loans	1,061	12	4.43	1,526	11	2.82
Total loans	882,927	12,193	5.41	748,194	9,416	4.93
Total interest-earning assets	1,119,616	$13,914	4.88%	991,964	$11,068	4.39%
Non-interest earning assets:
Allowance for loan losses	(8,388)			(7,770)
Cash and due from bank	5,767			5,371
Other assets	70,527			59,328
Total non-interest earning assets	67,906			56,929
Total assets	$1,187,522			$1,048,893
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Money market and NOW accounts	$338,783	$499	0.58%	$324,940	$358	0.44%
Savings accounts	194,223	371	0.76	208,548	338	0.64
Certificates of deposit	230,490	984	1.69	158,737	508	1.27
Other borrowed funds	63,429	349	2.18	27,533	113	1.63
Redeemable subordinated debentures	18,557	184	3.97	18,557	134	2.89
Total interest-bearing liabilities	845,482	$2,387	1.12%	738,315	$1,451	0.78%
Non-interest bearing liabilities:
Demand deposits	211,291			193,937
Other liabilities	7,329			6,395
Total non-interest bearing liabilities	218,620			200,332
Shareholders’ equity	123,420			110,246
Total liabilities and shareholders’ equity	$1,187,522			$1,048,893
Net interest spread (3)			3.76%			3.61%
Net interest income and net interest margin (4)		$11,527	4.09%		$9,617	3.85%
(1) Tax equivalent basis, using federal tax rate of 21% in 2018 and 34% in 2017.
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
(4) The net interest margin is equal to net interest income divided by average interest-earning assets.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Federal funds sold/short-term investments	$21,287	$208	1.31%	$30,199	$183	0.81%
Investment securities:
Taxable	146,003	2,915	2.66	141,662	2,500	2.35
Tax-exempt (1)	76,872	1,922	3.33	92,341	2,409	3.48
Total investment securities	222,875	4,837	2.89	234,003	4,909	2.79
Loans: (2)
Commercial real estate	349,423	13,391	5.05	253,793	10,088	5.24
Mortgage warehouse lines	157,422	6,318	5.35	155,755	5,014	4.29
Construction	135,049	6,548	6.48	111,436	4,817	5.78
Commercial business	110,101	4,391	5.33	109,335	4,006	4.90
Residential real estate	45,955	1,517	4.35	42,136	1,335	4.18
Loans to individuals	23,386	780	4.40	22,428	701	4.12
Loans held for sale	3,067	101	4.39	4,408	165	4.99
All other loans	1,132	32	3.73	1,828	35	2.52
Total loans	825,535	33,078	5.31	701,119	26,161	4.94
Total interest-earning assets	1,069,697	$38,123	4.73%	965,321	$31,253	4.29%
Non-interest earning assets:
Allowance for loan losses	(8,295)			(7,646)
Cash and due from bank	5,782			5,234
Other assets	64,861			58,736
Total non-interest earning assets	62,348			56,324
Total assets	$1,132,045			$1,021,645
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Money market and NOW accounts	$362,048	$1,437	0.53%	$329,089	$1,032	0.42%
Savings accounts	208,780	1,079	0.69	210,056	992	0.63
Certificates of deposit	180,250	2,026	1.50	147,109	1,327	1.21
Other borrowed funds	36,407	576	2.12	20,494	349	2.28
Redeemable subordinated debentures	18,557	508	3.65	18,557	380	2.73
Total interest-bearing liabilities	806,042	$5,626	0.93%	725,305	$4,080	0.75%
Non-interest bearing liabilities:
Demand deposits	199,953			181,892
Other liabilities	8,566			6,577
Total non-interest bearing liabilities	208,519			188,469
Shareholders’ equity	117,484			107,871
Total liabilities and shareholders’ equity	$1,132,045			$1,021,645
Net interest spread (3)			3.80%			3.54%
Net interest income and net interest margin (4)		$32,497	4.06%		$27,173	3.76%

(1) Tax equivalent basis, using federal tax rate of 21% in 2018 and 34% in 2017.
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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net interest income was $11.4 million for the quarter ended September 30, 2018 and increased $2.0 million, or 21.7%, compared to net interest income of $9.4 million for the third quarter of 2017. The tax equivalent net interest margin was 4.09% for the third quarter of 2018 compared to 3.85% for the third quarter of 2017.

Total interest income was $13.8 million for the three months ended September 30, 2018 compared to $10.8 million for the three months ended September 30, 2017. This increase was due primarily to the $134.7 million increase in average loans, reflecting growth primarily of commercial real estate, mortgage warehouse lines and construction loans. The growth of average loans also included average loans of approximately $70.7 million from the NJCB merger.

Average interest-earning assets were $1.12 billion and $992.0 million for the third quarters of 2018 and 2017, respectively.

For the third quarters of 2018 and 2017, the tax-equivalent yield on interest-earning assets was 4.88% and 4.39%, respectively. The higher yield on average interest-earning assets for the third quarter of 2018 reflected primarily the higher yield earned on the loan portfolio. The 100 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since September 2017 have had a positive effect on the yields of construction, commercial business, home equity and warehouse loans with variable interest rate terms for the third quarter of 2018.

Interest expense on average interest-bearing liabilities was $2.4 million, with an interest cost of 1.12%, for the third quarter of 2018 compared to $1.5 million, with an interest cost of 0.78%, for the third quarter of 2017. The $936,000 increase in interest expense on interest-bearing liabilities for the third quarter of 2018 reflected primarily higher deposit interest costs due to higher short-term market interest rates in the third quarter of 2018 compared to the third quarter of 2017 and an increase of $107.2 million in average interest-bearing liabilities. The increase in interest expense also reflects the increase in certificates of deposit and short-term borrowings, which generally have higher interest cost than other types of interest-bearing deposits.

Average interest-bearing liabilities increased $107.2 million, or 14.5%, to $845.5 million for the three months ended September 30, 2018 from $738.3 million for the same three months of 2017 due primarily to increases in money market and NOW accounts, certificates of deposit and other borrowed funds. Money market and NOW accounts averaged $338.8 million for the third quarter of 2018 compared to $324.9 million for the third quarter of 2017, which represented an increase of $13.8 million, or 4.3%. Average certificates of deposit increased $71.8 million, or 45.2%, for the third quarter of 2018 compared to the third quarter of 2017. Average other borrowed funds increased $35.9 million, or 130.4%, for the third quarter of 2018 compared to the same period of 2017. The majority of the growth in average interest-bearing deposits resulted from the NJCB merger. The increase in average other borrowed funds was primarily due to additional short-term borrowings to fund the organic growth in average loans.

The increase in average non-interest bearing demand deposits of $17.4 million provided the Company with additional funding to support the organic growth in average loans.

The net interest margin, on a tax-equivalent basis, increased to 4.09% for the three months ended September 30, 2018 compared to 3.85% for the comparable period in 2017 due primarily to the higher yield on average interest-earning assets, which more than offset the increase in the average cost of interest-bearing liabilities. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the third quarter of 2018 compared to the third quarter of 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net interest income increased $5.7 million, or 21.6%, to $32.1 million compared to $26.4 million for the comparable period in 2017. The tax equivalent net interest margin was 4.06% for the nine months ended September 30, 2018 compared to 3.76% for the nine months ended September 30, 2017.

Total interest income was $37.7 million for the nine months ended September 30, 2018 compared to $30.5 million for the nine months ended September 30, 2017. This increase was due primarily to the $124.4 million increase in average loans, reflecting growth primarily of commercial real estate and construction loans. The growth of average loans also included average loans of approximately $44.2 million from the NJCB merger.

Average interest-earning assets increased $104.4 million to $1.07 billion for the nine months ended September 30, 2018 compared to $965.3 million for the same period in 2017. This increase was due primarily to the $124.4 million increase in average loans, which was partially offset by a decline of $8.9 million in average federal funds sold and a decline of $11.1 million in average investment securities.

For the nine months ended September 30, 2018 and 2017, the tax-equivalent yield on interest-earning assets was 4.73% and 4.29%, respectively. The higher yield on average interest-earning assets for the nine months ended September 30, 2018 reflected primarily the higher yield earned on the loan portfolio. The 100 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since September 2017 have had a positive effect on the yields of construction, commercial business, home equity and warehouse loans with variable interest rate terms for the first nine months of 2018.

Interest expense on average interest-bearing liabilities was $5.6 million, with an interest cost of 0.93%, for the nine months ended September 30, 2018 compared to $4.1 million, with an interest cost of 0.75%, for the same period in the prior year. The $1.5 million increase in interest expense on interest-bearing liabilities reflected primarily higher deposit interest costs due to higher short-term market interest rates in the first nine months of 2018 compared to the same period in the prior year and an increase of $80.7 million in average interest-bearing liabilities.

Average interest-bearing liabilities increased $80.7 million, or 11.1%, to $806.0 million for the nine months ended September 30, 2018 from $725.3 million for the same nine months of 2017 due primarily to increases in money market and NOW accounts, certificates of deposit and other borrowed funds. The majority of the growth of average deposits resulted from the NJCB merger. The increase in average interest-bearing liabilities was used to partially fund the growth of average loans.

The increase in average non-interest bearing demand deposits of $18.1 million provided the Company with additional funding to support the growth of average loans.

The net interest margin, on a tax-equivalent basis, increased to 4.06% for the nine months ended September 30, 2018 compared to 3.76% for the comparable period in 2017 due primarily to the higher yield on average interest-earning assets. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the first nine months of 2018 compared to the same period in 2017.

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

In general, over the last five years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at September 30, 2018. Net charge-offs of commercial business and commercial real estate loans in 2018 and 2017 have declined significantly from prior periods, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at September 30, 2018.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

During the third quarter of 2018, the Company recorded a provision for loan losses of $225,000, charge-offs of $459,000 and recoveries of loans previously charged-off of $1,000 compared to a provision for loan losses of $150,000, charge-offs of $61,000 and recoveries of loans previously charged-off of $6,000 recorded for the third quarter of 2017. The allowance for loan losses was $8.3 million, or 0.94% of loans, at September 30, 2018 compared to $7.8 million, or 1.01% of loans, at September 30, 2017. The increase in the allowance for loan losses was due primarily to the increase in loans and the change in the mix of loans from September 30, 2017 to September 30, 2018.

Management believes that the current economic conditions in New Jersey and surrounding areas and the current operating conditions for the Company are generally positive, which were considered in management’s evaluation of the adequacy of the allowance for loan losses.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, the Company recorded a provision for loan losses of $675,000 compared to $450,000 recorded for the first nine months of 2017. The provision for loan losses for the first nine months of 2018 reflected charge-offs of $499,000 and recoveries of previously charged-off loans of $76,000 compared to charge-offs of $162,000 and recoveries of previously charged-off loans of $20,000 for the nine months ended September 30, 2017. The higher provision for loan losses recorded for the first nine months of 2018 was due primarily to the growth of commercial real estate, construction and commercial business loans and the change in the mix of loans in the loan portfolio.

Non-Interest Income

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Total non-interest income was $2.2 million for the third quarter of 2018, an increase of $38,000, or 1.8%, compared to $2.1 million for the third quarter of 2017. Other income increased $47,000 due primarily to higher debit card interchange income and customer service fees, which more than offset a decline of $37,000 in gainon sales of loans.

Gains on sales of loans was $1.3 million for each of the third quarters of 2018 and 2017. The Company originates and sells commercial loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. SBA guaranteed commercial lending activity and loan sales vary from period to period. For the third quarter of 2018, $7.6 million of SBA loans were sold and gains of $590,000 were recorded compared to $5.8 million of SBA loans sold and gains of $520,000 recorded for the third quarter of 2017. Residential mortgage loans totaling $25.0 million were sold and $702,000 of gains were recorded for the third quarter of 2018 compared to $28.9 million of residential mortgage loans sold and $809,000 of gains recorded for the third quarter of 2017. Management believes that the lower amounts of residential mortgage loans sold and gains recorded for the third quarter of 2018 were due primarily to lower residential mortgage lending activity as a result of higher mortgage interest rates in 2018 compared to 2017.

Service charges on deposit accounts increased $31,000 during the third quarter of 2018 compared to the third quarter of 2017 due primarily to deposit accounts acquired in the NJCB merger.

Non-interest income also includes income from BOLI, which was $152,000 for the three months ended September 30, 2018 compared to $131,000 for the three months ended September 30, 2017. The majority of the increase in income from BOLI was directly related to the increase of $4.0 million in BOLI as a result of the NJCB merger.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Total non-interest income was $6.1 million for the nine months ended September 30, 2018, a decrease of $203,000, or 3.2%, compared to $6.3 million for the comparable period of 2017. The decrease was due primarily to the $511,000 decline in gain on the sales of loans, which was partially offset by the $184,000 gain from the bargain purchase related to the NJCB merger.

Gain on the sales of loans decreased $511,000 to $3.4 million for the nine months ended September 30, 2018 compared to $3.9 million for the nine months ended September 30, 2017. The Bank sells commercial business loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the nine months ended September 30, 2018, sales of SBA loans were $15.8 million, which generated gain on sales of loans of $1.4 million, compared to sales of SBA loans of $11.8 million, which generated gain on sales of loans of $1.1 million, for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, the Bank's residential mortgage banking operation sold $69.7 million of residential mortgage loans, which generated gain on sales of loans of $2.0 million. For the nine months ended September 30, 2017, the Bank’s residential mortgage banking operation sold $92.3 million of residential mortgage loans, which generated gain on sales of loans of $2.8 million. Management believes the decrease in residential lending activity and gain on sales of loans was due to the lower volume of residential lending and loans sold in 2018 as a result of higher mortgage interest rates in 2018 compared to 2017.

The Bank also generates non-interest income from a variety of fee-based services. These include safe deposit box fees, wire transfer fees and automated teller machine fees for non-Bank customers. The other income component of non-interest income increased to $1.6 million for the nine months ended September 30, 2018 compared to $1.4 million for the nine months ended September 30, 2017. The increase in other income for the first nine months of 2018 was due primarily to higher debit card interchange fee income, customer service charges and SBA loan servicing income.

Non-Interest Expenses
For the three months ended September 30, 2018, non-interest expenses were $7.9 million compared to $7.6 million for the three months ended September 30, 2017, an increase of $277,000, or 3.6%. For the nine months ended September 30, 2018, non-interest expenses were $25.8 million compared to $23.0 million for the same period in 2017. The increase in non-interest expenses during the third quarter of 2018 reflected primarily an increase in expenses related to the operations of the former NJCB, which was partially offset by a decline in regulatory, professional and consulting fees. The increase in non-interest expenses for the nine months ended September 30, 2018 were due primarily to merger related expenses of $2.1 million and expenses related to the operations of the former NJCB.

The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$4,900	$4,617	$14,714	$13,882
Occupancy expense	907	865	2,604	2,604
Data processing expenses	331	338	1,009	983
Equipment expense	295	258	841	768
Marketing	52	42	231	182
Telephone	97	96	299	292
Regulatory, professional and consulting fees	413	625	1,369	1,762
Insurance	91	96	293	269
Supplies	65	68	231	193
FDIC insurance expense	105	95	381	255
Other real estate owned expenses	73	11	75	26
Merger-related expenses	—	—	2,141	—
Amortization of intangible assets	94	96	281	289
Other expenses	471	410	1,321	1,449
Total	$7,894	$7,617	$25,790	$22,954
Three months ended September 30, 2018 compared to three months ended September 30, 2017

Non-interest expenses were $7.9 million for the third quarter of 2018, an increase of $277,000, compared to $7.6 million for the third quarter of 2017.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $283,000, or 6.1%, to $4.9 million for the three months ended September 30, 2018 compared to $4.6 million for the three months ended September 30, 2017. The increase in salaries and employee benefits was due primarily to salaries for former NJCB employees who joined the Company, merit increases and increases in employee benefits expenses.

Occupancy expense increased by $42,000 to $907,000 for the third quarter of 2018 compared to $865,000 for the same quarter in 2017 due primarily to the addition of the two former NJCB branch offices in the second quarter of 2018.

Regulatory, professional and consulting fees decreased $212,000, or 33.9%, to $413,000 for the three months ended September 30, 2018 from $625,000 for the same period of 2017 due primarily to lower legal and consulting fees related to loan collections and litigation expenses.

FDIC insurance expense increased modestly for the three months ended September 30, 2018 compared to the same period of 2017 due to the internal growth of assets and the increase in assets as a result of the NJCB merger.

Other operating expenses increased $61,000 for the three months ended September 30, 2018 compared to the same period of 2017 due primarily to increases in postage and business development expenses.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Non-interest expenses were $25.8 million for the nine months ended September 30, 2018 and increased $2.8 million, or 12.4%, compared to $23.0 million for the nine months ended September 30, 2017.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $832,000, or 6.0%, to $14.7 million for the nine months ended September 30, 2018 compared to $13.9 million for the nine months ended September 30, 2017. The increase in salaries and employee benefits was due primarily to salaries for former NJCB employees who joined the Company, merit increases and increases in employee benefits expenses.

Data processing expenses increased $26,000 to $1.0 million for the nine months ended September 30, 2018 compared to $983,000 for the same period in 2017 as a result of separate NJCB data processing costs incurred from the date of the merger through the date of the core operating system conversion on June 15, 2018.

Marketing expenses were $231,000 for the nine months ended September 30, 2018, an increase of $49,000 compared with $182,000 for the same period of 2017. The majority of the increase was directly related to marketing of the Bank’s products and services to the former customers of NJCB.

Regulatory, professional and consulting fees decreased $393,000, or 22.3%, to $1.4 million for the nine months ended September 30, 2018 from $1.8 million for the same period of 2017 due primarily to lower legal and consulting fees related to loan collections and litigation expenses.

Supplies increased $38,000 to $231,000 for the nine months ended September 30, 2018 compared to $193,000 for the same period in 2017. The majority of the increase was related to the NJCB merger.

FDIC insurance expense increased $126,000, or 49.4%, for the nine months ended September 30, 2018 compared to the same period of 2017 due primarily to the internal growth of assets and the increase in assets as a result of the NJCB merger.

Merger expenses of $2.1 million related to the NJCB merger were incurred in the first nine months of 2018.

The Company recorded other expenses of $1.3 million for the nine months ended September 30, 2018, a decrease of $128,000 compared to $1.4 million for the nine months ended September 30, 2017. The decrease in other expenses was due primarily to the absence in the 2018 period of any write-off of deferred loan origination costs, which were approximately $500,000 for the first nine months of 2017.

Income Taxes

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Income tax expense was $1.4 million for the third quarter of 2018, resulting in an effective tax rate of 26.2%, compared to income tax expense of $1.2 million for the third quarter of 2017, which resulted in an effective tax rate of 33.1%. The decline in income tax expense and the effective tax rate for the third quarter of 2018 was due principally to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018 and resulted in a 2% higher effective tax rate for the third quarter of 2018.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Income tax expense was $3.0 million for the nine months ended September 30, 2018, resulting in an effective tax rate of 25.4%, compared to income tax expense of $2.9 million for the comparable period in 2017, which resulted in an effective tax rate of 31.5%. The decline in the effective tax rate for the first nine months of 2018 was due principally to the enactment of the Tax Act in December 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018 and resulted in a 2% higher effective tax rate for the first nine months of 2018.

Financial Condition

September 30, 2018 Compared with December 31, 2017

Total consolidated assets were $1.2 billion at September 30, 2018 and increased $113.2 million from total consolidated assets of $1.08 billion at December 31, 2017 due primarily to a $91.6 million increase in total loans and an increase of $6.8 million in investment securities. In general, the increase in assets was funded primarily by a $19.7 million increase in deposits and a $79.0 million increase in overnight borrowings. The NJCB merger contributed approximately $83.8 million to the increase in assets at September 30, 2018.

Cash and Cash Equivalents

Cash and cash equivalents totaled $19.3 million at September 30, 2018 compared to $18.8 million at December 31, 2017, an increase of $510,000. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash is invested in overnight deposits at the Federal Reserve Bank of New York.

Loans Held for Sale

Loans held for sale were $4.4 million at September 30, 2018 compared to $4.3 million at December 31, 2017. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 18.7% of total assets at September 30, 2018 and approximately 20.0% of total assets at December 31, 2017. Total investment securities increased $6.8 million to $222.6 million at September 30, 2018 from $215.7 million at December 31, 2017. Purchases of investment securities totaled $33.0 million during the nine months ended September 30, 2018, and proceeds from sales, calls, maturities and payments totaled $34.9 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At September 30, 2018, securities available for sale were $131.2 million, an increase of $25.7 million, or 24.4%, compared to securities available for sale of $105.5 million at December 31, 2017.

At September 30, 2018, the securities available for sale portfolio had net unrealized losses of $2.6 million compared to net unrealized losses of $571,000 at December 31, 2017.  These net unrealized losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. The increase in the net unrealized loss in the first nine months of 2018 was due principally to the increase in market interest rates during the period.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2018, securities held to maturity were $91.4 million, a decrease of $18.9 million from $110.3 million at December 31, 2017.  The fair value of the held to maturity portfolio was $91.2 million at September 30, 2018.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be the financing of mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial mortgage loans and commercial real estate loans on income-producing assets.

The following table represents the components of the loan portfolio at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$376,003	43%	$308,924	39%
Mortgage warehouse lines	182,791	21	189,412	24
Construction loans	144,601	16	136,412	17
Commercial business	105,996	12	92,906	12
Residential real estate	47,565	5	40,494	5
Loans to individuals	24,073	3	21,025	3
All other	174	—	183	—
Total loans	881,203	100%	789,356	100%
Deferred loan costs, net	335		550
Total loans, including deferred loans costs, net	$881,538		$789,906
Total loans increased by $91.6 million, or 11.6%, to $881.5 million at September 30, 2018 compared to $789.9 million at December 31, 2017 due, in part, to an increase of $67.1 million in commercial real estate loans, an $8.2 million increase in construction loans and a $13.1 million increase in commercial business loans, which more than offset a decline of $6.6 million in mortgage warehouse lines. The NJCB merger contributed $68.9 million to the increase in loans at September 30, 2018.

Mortgage warehouse lines’ outstanding balances decreased $6.6 million to $182.8 million at September 30, 2018 compared to $189.4 million at December 31, 2017, reflecting a decreased level of residential mortgage originations by the Bank’s mortgage banking customers that was due primarily to the increase in residential mortgage interest rates, which reduced the level of mortgage refinancing activity.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. The Bank funded $2.6 billion of residential mortgages through customers’ warehouse lines of credit during the first nine months of 2018 compared to $2.6 billion during the first nine months of 2017.

Commercial business loans increased $13.1 million, or 14.1%, to $106.0 million at September 30, 2018 from $92.9 million at December 31, 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower are generally pledged as collateral for these loans.

Commercial real estate loans increased $67.1 million, or 21.7%, to $376.0 million at September 30, 2018 from $308.9 million at December 31, 2017. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans totaled $144.6 million at September 30, 2018 compared to $136.4 million at December 31, 2017. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are presold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

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

At September 30, 2018, non-performing loans decreased by $353,000 to $6.8 million from $7.1 million at December 31, 2017 and the ratio of non-performing loans to total loans decreased to 0.77% at September 30, 2018 compared to 0.90% at December 31, 2017. During the first nine months of 2018, $2.2 million of non-performing loans were resolved and $2.5 million of loans were placed on non-accrual. In the first quarter of 2017, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility had further deteriorated. As of the date of notification, the Bank downgraded the loan, which had a balance of $4.0 million at that time, and placed it on non-accrual. In the first quarter of 2018, the Bank was notified by federal bank regulators that this loan had been upgraded from doubtful to substandard. The balance of this loan was $2.9 million at September 30, 2018.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	6,761	7,114
Total non-performing loans	6,761	7,114
Other real estate owned	2,515	—
Total non-performing assets	9,276	7,114
Performing troubled debt restructurings	4,018	3,728
Performing troubled debt restructurings and total non-performing assets	$13,294	$10,842

Non-performing loans to total loans	0.77%	0.90%
Non-performing loans to total loans excluding mortgage warehouse lines	0.97%	1.18%
Non-performing assets to total assets	0.78%	0.66%
Non-performing assets to total assets excluding mortgage warehouse lines	0.92%	0.80%
Total non-performing assets and performing troubled debt restructurings to total assets	1.11%	1.00%
Non-performing loans to total loans decreased to 0.77% at September 30, 2018 from 0.90% at December 31, 2017 due primarily to the increase in loans. Non-performing assets represented 0.78% of total assets at September 30, 2018 compared to 0.66% of total assets at December 31, 2017.

Non-performing assets increased by $2.2 million to $9.3 million at September 30, 2018 from $7.1 million at December 31, 2017. In addition to the increase in non-performing loans, OREO increased $2.5 million from December 31, 2017 to September 30, 2018. OREO at September 30, 2018 was comprised of one residential property with a carrying value of $1.1 million acquired in the NJCB merger, land with a carrying value of $93,000 and a commercial real estate property that was foreclosed in the third quarter of 2018 with a fair value of $1.3 million. There was no OREO at December 31, 2017.

At September 30, 2018, the Bank had twelve loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing. At December 31, 2017, the Bank had ten loans totaling $5.5 million that were troubled debt restructurings. Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.7 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At September 30, 2018, there was one purchased credit impaired loan for $506,000 that was not classified as a non-performing loan. At December 31, 2017, there were no loans acquired with evidence of deteriorated credit quality that were not classified as non-performing loans.

Management takes a proactive approach in addressing delinquent loans. The Company’s President and Chief Executive Officer meets weekly with all loan officers to review the status of credits past due ten days or more. An action plan is discussed for delinquent loans to determine the steps necessary to induce the borrower to cure the delinquency and restore the loan to a current status. In addition, delinquency notices are system-generated when loans are five days past due and again at fifteen days past due.

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

Much of the Company’s lending is in northern and central New Jersey. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New Jersey and the New York City metropolitan area could have a material adverse impact on the Company’s loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine months ended	Year ended	Nine months ended
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Balance, beginning of period	$8,013	$7,494	$7,494
Provision charged to operating expenses	675	600	450
Loans charged off:
Residential real estate loans	—	(101)	(101)
Commercial business and commercial real estate	(473)	(61)	(61)
Loans to individuals	(7)	—	—
All other loans	(19)	—	—
Total loans charged off	(499)	(162)	(162)
Recoveries:
Commercial business and commercial real estate	75	64	16
Loans to individuals	1	4	4
All other loans	—	13	—
Total recoveries	76	81	20
Net charge offs	(423)	(81)	(142)
Balance, end of period	$8,265	$8,013	$7,802
Loans:
At period end	$881,538	$789,906	$771,982
Average during the period	825,535	717,010	701,119
Net (charge offs) recoveries to average loans outstanding	(0.05)%	(0.01)%	(0.02)%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.06)%	(0.01)%	(0.03)%
Allowance for loan losses to:
Total loans at period end	0.94%	1.01%	1.01%
Total loans at period end excluding mortgage warehouse loans	1.06%	1.19%	1.20%
Non-performing loans	122.25%	112.64%	119.83%
The following table represents the allocation of the allowance for loan losses (“ALL”) among the various categories of loans and certain other information as of September 30, 2018 and December 31, 2017, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Amount	As a % of Loan Class	Loans % of Loans	Amount	As a % of Loan Class	Loans % of Loans
Commercial real estate loans	$3,357	0.89%	43%	$2,949	0.95%	39%
Commercial Business	1,687	1.59	12	1,720	1.85	12
Construction loans	1,721	1.19	16	1,703	1.25	17
Residential real estate loans	367	0.77	5	392	0.97	5
Loans to individuals	156	0.65	3	114	0.54	3
Subtotal	7,288	1.04	79	6,878	1.15	76
Mortgage warehouse lines	832	0.46	21	852	0.45	24
Unallocated reserves	145	—	—	283	—	—
Total	$8,265	0.94%	100%	$8,013	1.01%	100%

During the first nine months of 2018, the Company recorded a provision for loan losses of $675,000, charge-offs of $499,000 and recoveries of loans previously charged-off of $76,000 compared to a provision for loan losses of $450,000, charge-offs of $162,000 and recoveries of loans previously charged-off of $20,000 recorded for the first nine months of 2017. For the three and nine months ended September 30, 2018, $441,000 od the charge-offs was related to the foreclosure of one commercial real estate loan in the third quarter of 2018. The higher provision for loan losses recorded for the first nine months of 2018 was due primarily to the growth of commercial real estate loans and the change in the mix of loans in the loan portfolio.

At September 30, 2018, the allowance for loan losses was $8.3 million, or 0.94% of loans, compared to $8.0 million, or 1.01% of loans, at December 31, 2017 and $7.8 million, or 1.01% of loans, at September 30, 2017. The allowance for loan losses was 122% of non-performing loans at September 30, 2018 compared to 113% of non-performing loans at December 31, 2017 and 120% of non-performing loans at September 30, 2017. The decrease in the allowance as a percentage of loans was due primarily to acquisition accounting for the NJCB merger, which resulted in the NJCB loans being recorded at their fair value and included a credit risk adjustment discount of approximately $1.6 million.

Management believes that the quality of the loan portfolio remains sound, considering the economic climate in the State of New Jersey and the New York City metropolitan area and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Demand
Non-interest bearing	$211,492	$196,509
Interest bearing	334,552	372,133
Savings	189,747	215,197
Certificates of deposit	205,886	138,167
Total	$941,677	$922,006
At September 30, 2018, total deposits were $941.7 million, an increase of $19.7 million, or 2.1%, from $922.0 million at December 31, 2017. The NJCB merger contributed $82.7 million of deposits at September 30, 2018. Total deposits, excluding the NJCB deposits, declined $63.0 million during the first nine months of 2018. Municipal deposits, primarily interest bearing demand deposits and savings deposits, declined approximately $43.2 million from the end of 2017. As a result of the Tax Act, a number of the Bank’s municipal customers experienced significant advance payments in December 2017 for real estate taxes that were due in 2018. This was due to income tax planning considerations by individuals. As the Bank’s municipal customers expended these additional funds in the first nine months of 2018, their deposit balances declined from the levels at December 31, 2017. Management believes that the Bank’s liquidity resources are adequate to meet any future outflow of deposits. The balance of the outflow of interest bearing demand deposits and savings deposits was due to the routine movement of customers’ funds.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2018, the Company had $99.5 million of short-term borrowings from the FHLB compared to $20.5 million of short-term borrowings from the FHLB at December 31, 2017.

Liquidity
At September 30, 2018, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50 percent of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent of its total assets, or $596.2 million, at September 30, 2018.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2018, the Bank pledged collateral to the FHLB to support additional borrowing capacity of $68.0 million. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at September 30, 2018.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2018, the balance of cash and cash equivalents was $19.3 million.
Net cash provided by operating activities totaled $12.2 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $16.4 million for the nine months ended September 30, 2017.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the nine months ended September 30, 2018 was lower than net cash provided by operating activities for the nine months ended September 30, 2017 due primarily to higher net proceeds from the origination and sale of loans of approximately $9.4 million in the first nine months of 2017. Partially offsetting this lower cash flow from operations in the 2018 period was the net increase in accrued expenses and other liabilities compared to the net decrease in accrued expenses and other liabilities in the 2017 period.

Net cash used in investing activities totaled $21.7 million for the nine months ended September 30, 2018 compared to $40.2 million for the nine months ended September 30, 2017. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash from investing activities for the first nine months of 2018 was a net increase in loans of $19.4 million compared to a net increase in loans of $47.8 million for the first nine months of 2017. Net cash of $996,000 was used in the NJCB merger. For the nine months ended September 30, 2018 and 2017, payments and maturities of investment securities totaled $34.9 million and $46.4 million, respectively. Cash was used to purchase investment securities of $33.0 million for the nine months ended September 30, 2018 compared to purchases of $46.2 million of investment securities for the nine months ended September 30, 2017. There were no sales of investment securities in the nine months ended September 30, 2018 and proceeds from the sale of investment securities totaled $8.6 million for the nine months ended September 30, 2017.

Net cash provided by financing activities was $10.0 million for the nine months ended September 30, 2018 compared to $24.6 million for the nine months ended September 30, 2017.  The primary source of funds for the 2018 period was the increase in short-term borrowings of $79.0 million, which was partially offset by the decrease in deposits of $67.6 million. Cash dividends of $1.5 million were paid in the first nine months of 2018. The primary source of funds for the nine months ended September 30, 2017 was the increase in deposits of $35.3 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $12.1 million, or 10.9%, to $123.8 million at September 30, 2018 from $111.7 million at December 31, 2017.  Shareholders’ equity increased $12.1 million due primarily to the issuance of 249,785 shares of common stock with a fair value of $5.5 million in connection with the NJCB merger and an increase of $7.2 million in retained earnings, which was partially offset by a $1.4 million increase in accumulated other comprehensive loss.

The Company began declaring and paying cash dividends on its common stock in September 2016 and has declared and paid a cash dividend for each quarter since then. The timing and the amount of the payment of future cash dividends, if any, on the Company’s common stock will be at the discretion of the Company’s Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

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

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended September 30, 2018 is set forth under Part II, Item 2 of this report, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of September 30, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of September 30, 2018 and December 31, 2017, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

In July 2013, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015) and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%.

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

Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Common equity Tier 1 (CET1)	$113,463	10.43%	$48,961	4.50%	N/A	N/A
Total capital to risk-weighted assets	139,728	12.84%	87,041	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	131,463	12.08%	65,281	6.00%	N/A	N/A
Tier 1 leverage capital	131,463	11.19%	47,001	4.00%	N/A	N/A

As of December 31, 2017
Common equity Tier 1 (CET1)	$99,839	10.19%	$44,106	4.50%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6.00%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Common equity Tier 1 (CET1)	$131,535	12.10%	$48,936	4.50%	$70,685	6.50%
Total capital to risk-weighted assets	139,800	12.86%	86,996	8.00%	108,746	10.00%
Tier 1 capital to risk-weighted assets	131,535	12.10%	65,247	6.00%	86,996	8.00%
Tier 1 leverage capital	131,535	11.19%	47,001	4.00%	58,752	5.00%

As of December 31, 2017
Common equity Tier 1 (CET1)	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Based on, the current monetary policy of the Federal Reserve Board and recent communications from the Federal Reserve Board, management believes that it is more likely that market interest rates may increase than decrease over the intermediate term. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity.
Based upon the current interest rate environment, as of September 30, 2018, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$49,988	$3,592	7.74%	$170,564	$(3,613)	(2.07)%
+200	48,797	2,401	5.18%	172,381	(1,796)	(1.03)%
—	46,396	—	—%	174,177	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The Company employs many assumptions to calculate the impact of changes in interest rates on assets and liabilities, and actual results may not be similar to projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to management’s actions, if any, in response to changing rates. In calculating these exposures, the Company utilized an interest rate simulation model that is validated by third-party reviewers periodically.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Asset Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset liability management strategies and advising the Company’s Board of Directors on such strategies, as well as the related level of interest rate risk. Interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and the economic market value of equity under various interest rate scenarios.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2018.

In an immediate and sustained 200 basis point increase in market interest rates at September 30, 2018, net interest income for year 1 would increase approximately 5.2%, when compared to a flat interest rate scenario.

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

Item 4.                    Controls and Procedures
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under the heading
“Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2017.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five percent (5%) of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company’s common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during the third quarter of 2018.
The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2018.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2018	July 31, 2018	—	$—	—	394,141
August 1, 2018	August 31, 2018	—	$—	—	394,141
September 1, 2018	September 30, 2018	—	$—	—	394,141
Total		—	$—	—	394,141
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

1ST CONSTITUTION BANCORP

Date:	November 7, 2018	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)