Form 10-K
period 2018-12-31
1ST CONSTITUTION BANCORP
filed 2019-03-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(609) 655-4500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common stock, no par value	Name of each exchange on which registered NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $163,436,523.

As of February 28, 2019, 8,611,342 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form10-K.

When used in this Annual Report on Form 10-K for the year ended December 31, 2018 (this "Form 10-K"), the words the "Company," "we," "our," and "us" refer to 1ST Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Act; changes in monetary and fiscal policies of the U.S. Government; changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the Federal Deposit Insurance Corporation (the "FDIC") to increase the Deposit Insurance Fund assessments; technological changes; the effect of harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the "SEC"); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
Item 1.  Business.

1ST Constitution Bancorp

1ST Constitution Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. 1ST Constitution Bancorp was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1ST Constitution Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2018, the Company has three employees, all of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1ST Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Middlesex, Mercer, Somerset and Monmouth Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates 19 additional branch offices in Asbury Park, downtown Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Little Silver, Neptune City, Perth Amboy, Plainsboro, Princeton, Rumson, Shrewsbury, and Skillman, New Jersey. The Bank also operates a residential mortgage loan production office in Jersey City, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the FDIC. As of December 31, 2018, the Bank had 194 employees, of which 189 were full-time employees.

Management efforts focus on positioning the Bank to meet the financial needs of the communities in Middlesex, Mercer, Somerset and Monmouth Counties and the Fort Lee area of Bergen County and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•expansion of the Bank;
•personal service; and
•technological advances and e-commerce.

Expansion of the Bank

On April 11, 2018, the Company closed on the merger of New Jersey Community Bank ("NJCB"), a New Jersey-chartered bank, with and into the Bank, with the Bank being the surviving entity (the "NJCB Merger"). At the time of the merger, NJCB had approximately $95 million in assets, approximately $75 million in loans, and approximately $87 million in deposits. NJCB operated two branch offices in Monmouth County, New Jersey which became branches of the Bank as a result of the Merger.

Pursuant to the terms of the merger agreement, dated as of November 6, 2017, governing the Merger (the "Merger Agreement"), each outstanding share of NJCB common stock was exchanged for the right to receive $1.60 in cash and 0.1309 of a share of the Company's common stock. The Company issued 249,785 shares of its common stock, having an aggregate fair value of approximately $5.5 million, and paid cash of approximately $3.1 million, of which approximately $401,000 was placed into escrow under the terms of the Merger Agreement. Cash used as consideration was provided by the Bank from existing cash assets.

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

Technological Advances and e-Commerce

 The Bank recognizes that customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by telephone, ATM, or the Internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers and businesses may also access their accounts and make deposits through their mobile devices.  Consumers can take advantage of Momentum Mortgage, our new digital mortgage platform, to apply online for loans and interact with senior management through the e-mail system. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. This overall expansion in electronic banking provides the Bank’s customers with the means to access the Bank’s services easily and at their own convenience.

Competition

 The Bank experiences substantial competition in attracting and retaining deposits and in making loans. In attracting deposits and borrowers, the Bank competes with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies and non-bank financial institutions, mutual funds, regulated small loan companies and local credit unions, regional and national sponsors of money market funds and corporate and government borrowers.  Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions.  In New Jersey generally, and in the Bank’s local market specifically, the Bank’s most direct competitors are large commercial banks, including Bank of America, PNC Bank, JP Morgan Chase, Wells Fargo and Santander Bank, as well as savings banks and savings and loan associations, including Provident Bank and Investors Bank.

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

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Subsequently, in July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015), and top-tier savings and loan holding companies (collectively referred to herein as, "banking organizations"). Among other things, the rules established a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components). The Company and the Bank began phasing in the capital conservation buffer requirement on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increased by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%.

With respect to the Bank, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Common Equity Tier 1, or CET1, ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Because the capital conservation buffer is now fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Under these capital rules, the Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.40%, 12.40% ,13.18%, and 11.74%, respectively, at December 31, 2018. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

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

Subsequent to the issuance of the supervisory letter, the Federal Reserve Board adopted regulations requiring bank holding companies to give prior written notice to the Federal Reserve Board before purchasing or redeeming its stock if the gross consideration for the purchase or redemption, when aggregated with the net consideration (i.e., gross consideration paid for purchases and redemptions minus gross consideration received for all stock sold) paid for all purchases or redemptions of stock during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth. However, if a bank holding company (i) will be well-capitalized before and immediately after the purchase or redemption, (ii) is well-managed and (iii) is not the subject of any unresolved supervisory issues, then the bank holding company will not be required to give any prior written notice to the Federal Reserve Board. At this time, the Company fits within the above exception and is not required to give prior written notice to the Federal Reserve Board before purchasing or redeeming its stock.

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

Effective July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. As of the date of this Form 10-K, the Bank does not pay interest on demand deposits. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2018, 2017 and 2016.

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

The Dodd-Frank Act requires publicly traded companies to give their shareholders a non-binding vote on executive compensation ("say on pay") and so-called "golden parachute" payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Such listing standards have yet to be implemented. For further discussion of incentive compensation rules, please refer to the discussion under the below section titled "Incentive Compensation."

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

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act, which became effective on July 21, 2015, for investments in covered funds made after December 31, 2013. The

Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in "proprietary trading" and (ii) investing in or sponsoring certain types of funds (defined as "Covered Funds") subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.The Company identified no investments that met the definition of Covered Funds and that were required to be divested by July 21, 2015 under the foregoing rules.

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

•
allows banks to establish subsidiaries to engage in certain activities that a financial holding company could engage in, provided that the bank meets certain management, capital and Community Reinvestment Act standards; and

•
allows insurers and other financial services companies to acquire banks and removes various restrictions applicable to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

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

The Company met the "accelerated filer" requirements as of the end of its fiscal year ended December 31, 2016 pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system) was not required to satisfy the larger reporting company disclosure requirements until its first Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2017. The Company was further required to include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2016. In 2018, the SEC increased the public float threshold to be considered a “smaller reporting company” to $250 million from $75 million with respect to the accelerated filer reporting and disclosure requirements. However, the SEC did not change the public float threshold to be considered an “accelerated filer,” which remains $75 million or more, but less than $700 million with respect to the attestation report of the Company's independent registered public accounting firm. The Company meets the criteria to be both a “smaller reporting company” and an “accelerated filer,” and is therefore required to continue to include the attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting in its Annual Report on Form 10-K.  Although the Company satisfies the definition of a “smaller reporting company,” the Company has determined to continue to provide disclosures as an “accelerated filer” that are not required for a "smaller reporting company" for the foreseeable future.

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

Section 302(a) of the Sarbanes-Oxley Act requires the Company’s principal executive officer and principal financial officer to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. Among other things, these officers must certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal controls over financial reporting.

Banking Legislation and Regulations

Anti-Money Laundering

As part of the USA PATRIOT Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "FATA"). The FATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the FATA requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the FATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of "concentration accounts," and require all covered financial institutions to have in place an anti-money laundering compliance program.

Community Reinvestment Act

Under the Community Reinvestment Act (the "CRA"), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. The CRA requires the FDIC to assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the applicable institution. The CRA requires public disclosure of an institution’s CRA rating and requires that the FDIC provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. At its last CRA examination, the Bank was rated "satisfactory" under the CRA.

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

Available Information

The Internet website address of the Company is http://www.1stconstitution.com. The information on our website is not incorporated into this Annual Report. The Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

The U.S. economic downturn from 2008 to 2010 resulted in uncertainty in the financial markets in general. Although the U.S. economy has experienced a recovery in the years since then, the possibility of a fall-back into recession always exists. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates historically low through its targeted federal funds rate even though it has increased the federal funds rate once in each of 2015 and 2016, three times in 2017 and four times in 2018. If the Federal Reserve increases the federal funds rate in the future, overall interest rates may rise, which may negatively impact the housing markets and the U.S. economy. An economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on our financial performance.

A downturn affecting the economy and/or the real estate market in our primary market area would adversely affect our loan portfolio and our growth potential.

Much of the Company’s lending is in northern and central New Jersey and the New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New Jersey and New York City metropolitan area could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operations of the Company’s business.

The Company’s loan portfolio is primarily secured by real estate collateral located in the State of New Jersey. Conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans and results of operations. A decline in the New Jersey real estate markets could adversely affect the Company’s loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company’s loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

During the last ten years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets could decrease. While the Federal Reserve Board raised the targeted federal funds rate and discount rate in 2015, 2016, 2017 and 2018, and may further raise the targeted federal funds rate and discount rate in the future, we believe that interest rates may remain relatively low and could decline in the near future from current levels. Accordingly, our net interest margin could decline, which may have an adverse effect on our profitability.

The Company is subject to risks associated with speculative construction lending.

The risks associated with speculative construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases, infrastructure development (i.e., roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale or lease by the developer/builder. Because the sale and leasing of developed properties is integral to the success of developer business, loan repayments may be especially subject to the volatility of real estate market values. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending.  Further, management concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas.

Our mortgage warehouse lending business represents a significant portion of our overall lending activity and is subject to numerous risks.

Our primary lending emphasis is the origination of commercial business and commercial real estate loans and mortgage warehouse lines of credit. Based on the composition of our loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy, and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

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

If we make any acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined bank after any future acquisition. The integration of any acquired entity will also divert the attention of our management. We cannot assure you that we will be successful in integrating any future acquisitions into our own business.

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

As of December 31, 2018, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 14.3% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and the targeted Federal Funds rate. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

Under these regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  The Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.40%, 12.40%, 13.18%, and 11.74%, respectively, at December 31, 2018.

The application of these capital requirements could increase the Company’s required capital levels and the cost of capital, among other things. Any permanent significant increase in the Company’s cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Implementation of changes to asset risk weightings for risk-based capital calculations or items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could also result in management modifying the Company’s business strategy and limiting the Company’s ability to repurchase our common stock. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in us having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential adverse effects could include higher dilution of common shareholders if we had to issue additional shares and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Any additional changes in the regulation and oversight of the Company, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or operations.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2017 through the end of fiscal year 2018, our stock price fluctuated between a high of $27.00 per share and a low of $15.75 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

Insured depository institution failures, as well as deterioration in banking and economic conditions, could significantly increase the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. Effective January 1, 2011, the FDIC increased the designated reserve ratio from 1.25% to 2.00%. In addition, the Dodd-

Frank Act permanently increased the deposit insurance limit on FDIC deposit insurance coverage to $250,000 per insured depositor, retroactive to January 1, 2008, which may result in even larger losses to the Deposit Insurance Fund.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 8,611,342 shares were outstanding on February 28, 2019. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

The fair value of our investment securities can fluctuate due to market conditions out of our control.

As of December 31, 2018, approximately 77% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2018, the fair value of our investment portfolio was approximately $212.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Company’s business, financial operations or reputation.

The Company regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. This information is necessary for the conduct of the Company’s business activities, including the ongoing maintenance of deposit, loan and other account relationships for the Bank's customers, and receiving instructions and affecting transactions for those customers and other users of the Bank’s products and services. In addition to confidential information regarding its customers, employees and others, the Company compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Company.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Although cybersecurity incidents in the financial services industry are on the rise, we have not experienced any losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future. A failure in or breach of the Company’s operational or information security systems, or those of the Company’s third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect its business, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and/or cause losses. The Company may also be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications or disclosure. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Company’s systems, computers, software, data and networks from attack, damage or unauthorized access are a very high priority for the Company.

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

The Company continues to implement protections and adopt procedures to address the risks posed by the current information technology environment. For example, the Company has and continues to introduce systems and software to prevent cyber incidents and continues to review and strengthen its defenses to cybersecurity threats through the use of various services, programs and outside vendors. The Company also continually reviews and revises its cybersecurity policy to ensure that it remains up to date. In the event that the Company experiences a material cybersecurity incident or identifies a material cybersecurity threat, the Company will make all reasonable efforts to properly disclose it in a timely fashion. However, it is impossible for the Company to know when or if such incidents may arise or the business impact of any such incident.

As a result of such risks, the Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future, in anticipation of increases in the sophistication and persistency of such attacks. The Company has and is likely to continue to incur additional costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At its regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are periodically briefed and brought up to date on cybersecurity matters.

Notwithstanding the precaution we need to take to safeguard this confidential and proprietary information from mishandling, misuse or loss, these precautions do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, or that if mishandling, misuse or loss of the information did occur, those events would be promptly detected and addressed. Nor is there any guarantee that the Company's cybersecurity efforts will be successful in discovering or preventing a security breach, and any failure or failures to safeguard against such security breaches may have a material adverse impact on the Company’s business, financial results, or reputation

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.

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

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC and/or with other banking agencies have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes. At its regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are periodically briefed and brought up to date on money laundering and related matters.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 20 bank branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey. In addition, there is an Operations Center which is leased in Cranbury, New Jersey. The following table provides certain information with respect to our bank branch offices as of February 28, 2019:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2027
Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—
Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021
Hamilton Square Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024
Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2019
Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2026
Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—
Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2024
Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024
Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—
South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2020
Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—
Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—
Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—
Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2026

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2022
Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—
Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2031
Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2019(1)
Freehold Office
3441 US Highway 9 Freehold, New Jersey	Leased	2018	2022
Neptune City Office
118 3rd Avenue Neptune City, New Jersey	Leased	2018	2022

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

(1) The current lease period expires on July 31, 2019 and the lease involves one lease extension for a period of 5 years. The Company expects to exercise the lease extension option.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol FCCY.  On February 28, 2019, there were approximately 292 registered shareholders of record.

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2013 in (a) the Company's common stock; (b) the SNL US Bank & Thrift Index; (c) the SNL US Bank $500M-$1B Index; and (d) the SNL US Bank $1B-$5B Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Total Return Performance
300.00
250.00
200.00
150.00
100.00
Index Value
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
NASDAQ: FCCY
SNL US Bank & Thrift
SNL US Bank $500M-$1B
SNL US Bank $1B-$5B

			Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
1st Constitution Bancorp	100.00	99.00	122.85	188.64	186.26	205.36
SNL US Bank & Thrift	100.00	111.63	113.89	143.78	169.07	140.05
SNL US Bank $500M-$1B	100.00	109.71	123.83	167.20	203.98	196.88
SNL US Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27

On December 31, 2018, the last reported sale price of the Company's common stock was $19.93.

The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitations will be adjusted for any future stock dividends. The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during 2018.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2018	October 31, 2018	—	$—	—	394,141
November 1, 2018	November 30, 2018	—	—	—	394,141
December 1, 2018	December 31, 2018	—	—	—	394,141
Total		—	$—	—	394,141

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table shows information at December 31, 2018 for all equity compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	139,511	$8.70	55,136
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	139,511	$8.70	55,136

Item 6.  Selected Financial Data

	As of and for the years ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Summary earnings:
Interest income	$51,473	$41,663	$39,135	$39,323	$35,888
Interest expense	8,041	5,498	5,158	4,636	4,658
Net interest income	43,432	36,165	33,977	34,687	31,230
Provision (credit) for loan losses	900	600	(300)	1,100	5,750
Net interest income after provision (credit) for loan losses	42,532	35,565	34,277	33,587	25,480
Non-interest income	7,918	8,240	6,922	6,586	6,814
Non-interest expense	34,085	31,006	27,291	27,447	26,865
Income before income tax expense	16,365	12,799	13,908	12,726	5,429
Income tax expense	4,317	5,871	4,623	4,062	1,073
Net income	$12,048	$6,928	9,285	$8,664	$4,356
Per share data:
Earnings per share - basic	$1.45	$0.86	$1.17	$1.1	$0.56
Earnings per share - diluted	1.40	0.83	1.14	1.07	0.55
Cash dividends declared	0.255	0.16	0.10	—	—
Book value end-of-period (1)	14.77	13.81	13.11	12.72	12.21

Basic weighted average shares outstanding	8,320,718	8,049,981	7,962,121	7,901,278	7,366,955
Common stock equivalents (dilutive)	272,791	262,803	215,318	174,474	368,348
Fully diluted weighted average shares outstanding	8,593,509	8,312,784	8,177,439	8,075,752	7,735,303
Balance sheet data (at period end):
Total assets	$1,177,833	$1,079,274	$1,038,213	$967,991	$956,779
Securities, available for sale	132,222	105,458	103,794	91,422	80,161
Investment securities	79,572	110,267	126,810	123,261	143,638
Total loans	883,164	789,906	724,808	682,121	654,297
Allowance for loan losses	(8,402)	(8,013)	(7,494)	(7,560)	(6,925)
Total deposits	950,672	922,006	834,516	786,757	817,761
Shareholders' equity	127,085	111,653	104,801	95,960	87,110
Common cash dividends	2,120	1,289	800	—	—
Selected performance ratios:
Return on average total assets	1.06%	0.67%	0.93%	0.89%	0.46%
Return on average shareholders' equity	10.11%	6.36%	9.21%	9.49%	5.34%
Dividend payout ratio (2)	17.60%	18.61%	8.62%	n/a	n/a
Net interest margin	4.09%	3.81%	3.70%	3.90%	3.84%
Non-interest income to average assets	0.70%	0.80%	0.69%	0.67%	0.61%
Non-interest expenses to average assets	3.00%	3.01%	2.72%	2.81%	2.89%

Nonperforming loans to total loans	0.75%	0.90%	0.72%	0.88%	0.74%
Nonperforming assets to total assets	0.77%	0.66%	0.52%	0.72%	1.11%
Allowance for loan losses to nonperforming loans	127.69%	112.64%	144.17%	125.59%	143.08%
Allowance for loan losses to total loans	0.95%	1.01%	1.03%	1.11%	1.06%
Net recoveries (charge-offs) to average loans	(0.06)%	(0.01)%	0.03%	(0.07)%	(1.04)%
(1) Book value at end-of-period calculated by dividing shareholders' equity by number of outstanding common shares at end of period.

(2) Dividend payout ratio calculated by dividing dividends declared during the year by net income.

	As of and for the years ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Liquidity and capital ratios:
Average loans to average deposits	87.28%	81.80%	84.58%	83.39%	69.15%
Total shareholders' equity to total assets	10.79%	10.35%	10.09%	9.91%	9.10%
Total capital to risk-weighted assets	13.17%	12.84%	13.24%	13.08%	12.28%
Tier 1 capital to risk-weighted assets	12.39%	12.02%	12.41%	12.18%	11.41%
Common equity tier 1 capital ratio to risk-weighted assets	10.72%	10.19%	10.4%	10.03%	n/a
Tier 1 leverage ratio	11.73%	11.23%	10.93%	10.80%	9.53%

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

1st Constitution Bancorp (the "Company"), formed in 1999, is the parent holding company for 1st Constitution Bank (the "Bank"), a commercial bank formed in 1989 that provides a wide range of financial services to consumers, businesses and government entities. The Bank's branch network primarily serves Central New Jersey and offers consumer and business banking products delivered through a network of well-trained staff dedicated to a positive client experience and enhancing shareholder value. Much of the Company's lending activity is in Northern and Central New Jersey and the New York metropolitan area. For purposes of the discussion below, 1st Constitution Capital Trust II (Trust II), a subsidiary of the Company, is not included in the Company's consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank (the "NJCB Merger"). The NJCB merger contributed approximately $95 million in assets, approximately $75 million in loans, and approximately $87 million in deposits.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2018 contains a summary of the Company’s significant accounting policies.

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

Earnings Summary

2018 compared to 2017

The Company reported net income of $12.0 million for the year ended December 31, 2018 compared to net income of $6.9 million for the year ended December 31, 2017. Diluted earnings per share were $1.40 for the year ended December 31, 2018 compared to diluted earnings per share of $0.83 for the year ended December 31, 2017. For the year ended December 31, 2018, net income increased $5.1 million, or 73.9%, and net income per diluted share increased $0.57.

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank. As a result of the NJCB merger, merger-related expenses of $2.1 million were incurred and the after-tax effect of the merger expenses reduced net income for the year ended December 31, 2018 by $1.6 million. The acquisition method of accounting for the business combination resulted in the recognition of a gain on the bargain purchase of $230,000 and no goodwill. For the year ended December 31, 2017, the Company recorded $265,000 in merger-related expenses. As a result of the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018, the Company revalued its net deferred tax assets to reflect the lower federal corporate income tax rate that would be in effect in future years which resulted in an additional $1.7 million of income tax expense due to the revaluation of the Company’s deferred tax assets.

Excluding the gain on bargain purchase, the merger-related expenses and the additional income tax expense, Adjusted Net Income for the year ended December 31, 2018 was $13.4 million, or $1.56 per diluted share, compared to Adjusted Net Income of $8.8 million, or $1.06 per diluted share, for the year ended December 31, 2017. Adjusted Net Income for 2018 increased $4.5 million or 51.4% compared to Adjusted Net Income for 2017. The increase was due primarily to an increase of $7.3 million in net interest income, which was partially offset by an increase of $300,000 in the provision for loan losses, an increase of $3.1 million in non-interest expense and a decrease of $322,000 in non-interest income. The NJCB merger contributed $960,000 to the net income and Adjusted net income for the year ended December 31, 2018.

Return on average total assets (“ROAA”) and return on average shareholders' equity (“ROAE”) were 1.06% and 10.11%, respectively, for the year ended December 31, 2018 compared to 0.67% and 6.36%, respectively, for the year ended December 31, 2017. Excluding the gain on bargain purchase, the merger-related expenses and the additional income tax expense, ROAA and ROAE were 1.17% and 11.21%, respectively, for the year ended December 31, 2018 compared to 0.86% and 8.10%, respectively, for the year ended December 31, 2017.

Adjusted net income, Adjusted earnings per diluted share, Adjusted ROAA and Adjusted ROAE are non-GAAP financial measures. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. Management believes that the presentation of these non-GAAP financial measures of the Company may be helpful to readers in understanding the Company’s financial performance without including the gain on bargain purchase and the merger-related expenses of the NJCB merger and the revaluation of the deferred tax assets when comparing the Company’s income statements for the years ended December 31, 2018 and 2017, and for the years ended December 31, 2017 and 2016.

The table below shows the major components of net income for the years ended December 31, 2018 and 2017 and a reconciliation of the non-GAAP measures to reported net income discussed above.

			Change in
(Dollars in thousands)	2018	2017	$	%
Net interest income	$43,432	$36,165	$7,267	20.1%
Provision for loan losses	900	600	300	50.0%
Non-interest income	7,918	8,240	(322)	(3.9)%
Non-interest expense	34,085	31,006	3,079	9.9%
Net income before income taxes	16,365	12,799	3,566	27.9%
Income taxes	4,317	5,871	(1,554)	(26.5)%
Net income	12,048	6,928	5,120	73.9%
Adjustments:
Revaluation of deferred tax assets	(28)	1,712	(1,740)	N.M.
Merger-related expenses	2,141	265	1,876	707.9%
Gain on bargain purchase	(230)	—	(230)	N.M.
Income tax effect of adjustments	(568)	(77)	(491)	637.7%
Total adjustments	1,315	1,900	(585)	(30.8)%
Adjusted net income	$13,363	$8,828	$4,535	51.4%

Earnings per common share:
Basic, as reported	$1.45	$0.86	$0.59	68.6%
Adjustments	0.16	0.24	(0.08)	(33.3)%
Basic, as adjusted	$1.61	$1.10	$0.51	46.4%

Diluted, as reported	$1.40	0.83	$0.57	68.7%
Adjustments	0.16	0.23	(0.07)	(30.4)%
Diluted, as adjusted	$1.56	$1.06	$0.50	47.2%

Return on average total assets:
As reported	1.06%	0.67%

Adjusted net income	$13,363	$8,828
Average assets	1,137,768	1,031,796
As adjusted	1.17%	0.86%
Return on average shareholders' equity:
As reported	10.11%	6.36%

Adjusted net income	$13,363	$8,828
Average shareholders' equity	119,212	108,925
As adjusted	11.21%	8.10%

2017 compared to 2016

The Company reported net income of $6.9 million or $0.83 per diluted share for the year ended December 31, 2017 compared to net income of $9.3 million or $1.14 per diluted share for the year ended December 31, 2016. For the year ended December 31, 2017, net income decreased $2.4 million, or 25.4%, and net income per diluted share decreased $0.31.

The decrease in net income for 2017 compared to 2016 included additional estimated income tax expense of $1.7 million, or $0.21 per diluted share, due to the revaluation of the Company’s net deferred tax assets. As a result of the enactment of the Tax Act on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018, the Company revalued its net deferred tax assets to reflect the lower federal corporate income tax rate that would be in effect in future years. Additionally, merger-related expenses on an after-tax basis of $188,000, or $0.02 per diluted share, related to the then-pending NJCB merger with and into the Bank, were incurred during the fourth quarter of 2017.

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

ROAA and ROAE were 0.67% and 6.36%, respectively, for the year ended December 31, 2017 compared to 0.93% and 9.21%, respectively, for the year ended December 31, 2016. Excluding the additional income tax expense and the merger-related expense, adjusted ROAA and adjusted ROAE for the year ended December 31, 2017 were 0.86% and 8.10%, respectively.

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

			Change in
(Dollars in thousands)	2017	2016	$	%
Net interest income	$36,165	$33,977	$2,188	6.4%
Provision (credit) for loan losses	600	(300)	900	(300.0)
Non-interest income	8,240	6,922	1,318	19.0
Non-interest expense	31,006	27,291	3,715	13.6
Net income before income taxes	12,799	13,908	(1,109)	(8.0)
Income taxes	5,871	4,623	1,248	27.0
Net income	6,928	9,285	(2,357)	(25.4)%
Adjustments:
Revaluation of deferred tax assets	1,712	—	1,712	N.M.
Merger-related expenses	265	—	265	N.M.
Income tax effect of adjustments	(77)	—	(77)	N.M.
Total adjustments	1,900	—	1,900	N.M.
Adjusted net income	$8,828	$9,285	$(457)	(4.9)%

Earnings per common share:
Basic, as reported	$0.86	$1.17	$(0.31)	(26.5)%
Adjustments	0.24	—	0.24	N.M.
Basic, as adjusted	$1.10	$1.17	$(0.07)	(6.0)%

Diluted, as reported	$0.83	1.14	$(0.31)	(27.2)%
Adjustments	0.23	—	0.23	N.M.
Diluted, as adjusted	$1.06	$1.14	$(0.08)	(7.0)%

Return on average total assets:
As reported	0.67%	0.93%

Adjusted net income	$8,828	$9,285
Average assets	1,031,796	1,001,769
As adjusted	0.86%	0.93%
Return on average shareholders' equity:
As reported	6.36%	9.21%

Adjusted net income	$8,828	$9,285
Average shareholders' equity	108,925	100.807
As adjusted	8.10%	9.21%

Net Interest Income and Net Interest Margin

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans, investment securities and other earning assets and interest paid on deposits and borrowed funds. This component represented 85%, 81% and 83% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2018, 2017 and 2016, respectively. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities ("Net Interest Spread") and the relative amounts of average earning assets and average interest-bearing liabilities. The Company's net interest spread is affected by the monetary policy of the Federal Reserve Board, and regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows as well as general levels of nonperforming assets.

The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Net interest income	$43,432	$36,165	$33,977
Interest rate spread	3.81%	3.58%	3.50%
Net interest margin	4.09	3.81	3.70

The following tables compare the Company’s consolidated average balance sheets, interest income and expense, net interest spreads and net interest margins for the years ended December 31, 2018, 2017 and 2016 (on a fully tax-equivalent basis). The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	December 31, 2018
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$20,157	$258	1.28%
Investment securities:
Taxable	146,631	4,024	2.74
Tax-exempt (1)	74,477	2,518	3.38
Total investment securities	221,108	6,542	2.96
Loans: (2)
Commercial real estate	356,581	18,318	5.07
Mortgage warehouse lines	153,868	8,403	5.46
Construction	137,976	9,090	6.59
Commercial business	111,150	6,059	5.45
Residential real estate	46,301	2,085	4.44
Loans to individuals	23,155	1,083	4.61
Loans held for sale	2,738	123	4.49
All other loans	1,197	41	3.38
Total loans	832,966	45,202	5.38
Total interest-earning assets	1,074,231	52,002	4.81%
Non-interest-earning assets:
Allowance for loan losses	(8,314)
Cash and due from bank	5,595
Other assets	66,256
Total non-interesting-earning assets	63,537
Total assets	$1,137,768
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$356,906	$1,978	0.55%
Savings accounts	203,940	1,467	0.72
Certificates of deposit	189,521	3,066	1.62
Other borrowed funds	36,612	836	2.28
Redeemable subordinated debentures	18,557	694	3.74
Total interest-bearing liabilities	805,536	8,041	1.00%
Non-interest-bearing liabilities:
Demand deposits	204,002
Other liabilities	9,018
Total non-interest-bearing liabilities	213,020
Shareholders' equity	119,212
Total liabilities and shareholders' equity	$1,137,768
Net interest spread (3)			3.81%
Net interest income and margin (4)		$43,961	4.09%

(1)	Tax-equivalent basis, using 21% federal tax rate in 2018.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2017
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$27,533	$230	0.84%
Investment securities:
Taxable	140,431	3,326	2.37
Tax-exempt (1)	90,186	3,167	3.51
Total investment securities	230,617	6,493	2.82
Loans: (2)
Commercial real estate	274,192	13,851	4.98
Mortgage warehouse lines	160,756	6,937	4.26
Construction	115,913	6,780	5.77
Commercial business	96,193	5,474	5.63
Residential real estate	41,898	1,777	4.24
Loans to individuals	22,171	903	4.07
Loans held for sale	4,197	202	4.81
All other loans	1,690	43	2.51
Total loans	717,010	35,967	4.96
Total interest-earning assets	975,160	42,690	4.33%
Non-interest-earning assets:
Allowance for loan losses	(7,703)
Cash and due from bank	5,371
Other assets	58,968
Total non-interesting-earning assets	56,636
Total assets	$1,031,796
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$336,445	$1,440	0.43%
Savings accounts	210,798	1,332	0.63
Certificates of deposit	145,539	1,778	1.22
Other borrowed funds	21,139	429	2.03
Redeemable subordinated debentures	18,557	519	2.80
Total interest-bearing liabilities	732,478	5,498	0.75%
Non-interest-bearing liabilities:
Demand deposits	183,802
Other liabilities	6,591
Total non-interest-bearing liabilities	190,393
Shareholders' equity	108,925
Total liabilities and shareholders' equity	$1,031,796
Net interest spread (3)			3.58%
Net interest income and margin (4)		$37,192	3.81%

(1)	Tax-equivalent basis, using 34% federal tax rate in 2017.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2016
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$21,041	$88	0.42%
Investment securities:
Taxable	143,461	3,268	2.28
Tax-exempt (1)	81,570	3,075	3.77
Total investment securities	225,031	6,343	2.82
Loans: (2)
Commercial real estate	220,700	12,435	5.56
Mortgage warehouse lines	205,711	8,425	4.04
Construction	93,648	4,896	5.16
Commercial business	102,810	4,953	4.77
Residential real estate	42,694	1,828	4.28
Loans to individuals	23,250	933	4.01
Loans held for sale	7,256	176	2.43
All other loans	2,367	55	2.29
Total loans	698,436	33,701	4.77
Total interest-earning assets	944,508	40,132	4.21%
Non-interest-earning assets:
Allowance for loan losses	(7,538)
Cash and due from bank	5,120
Other assets	59,679
Total non-interesting-earning assets	57,261
Total assets	$1,001,769
Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Money market and NOW accounts	$301,086	$1,128	0.37%
Savings accounts	206,208	1,208	0.59
Certificates of deposit	152,078	1,708	1.12
Other borrowed funds	48,448	687	1.42
Redeemable subordinated debentures	18,557	427	2.30
Total interest-bearing liabilities	726,377	5,158	0.71%
Non-interest-bearing liabilities:
Demand deposits	166,380
Other liabilities	8,205
Total non-interest-bearing liabilities	174,585
Shareholders' equity	100,807
Total liabilities and shareholders' equity	$1,001,769
Net interest spread (3)			3.50%
Net interest income and margin (4)		$34,974	3.70%

(1)	Tax-equivalent basis, using 34% federal tax rate in 2016.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields and funding costs. The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year ended 2018 compared with 2017			Year ended 2017 compared with 2016
	Due to Change in:			Due to Change in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Assets
Federal funds sold/short term investments	$(62)	$90	$28	$27	$115	$142
Investment securities:
Taxable	148	550	698	(69)	127	58
Tax-exempt	(552)	(97)	(649)	325	(233)	92
Total investment securities	(404)	453	49	256	(106)	150
Loans:
Commercial real estate	4,105	362	4,467	2,973	(1,557)	1,416
Mortgage warehouse lines	(293)	1,759	1,466	(1,816)	328	(1,488)
Construction	1,273	1,037	2,310	1,148	736	1,884
Commercial business	842	(257)	585	(316)	837	521
Residential real estate	187	121	308	(34)	(17)	(51)
Loans to individuals	40	140	180	(43)	13	(30)
Loans held for sale	(70)	(9)	(79)	(74)	100	26
Other	(12)	10	(2)	(16)	4	(12)
Total loans	6,072	3,163	9,235	1,822	444	2,266
Total interest income	$5,606	$3,706	$9,312	$2,105	$453	$2,558
Liabilities
Money market and NOW accounts	88	450	538	132	180	312
Savings accounts	(43)	178	135	27	97	124
Certificates of deposit	537	751	1,288	(73)	143	70
Other borrowed funds	314	93	407	(387)	129	(258)
Redeemable subordinated debentures	—	175	175	—	92	92
Total interest expense	896	1,647	2,543	(301)	641	340
Net interest income	$4,710	$2,059	$6,769	$2,406	$(188)	$2,218

2018 compared to 2017

For the year ended December 31, 2018, the Company's net interest income, on a fully tax-equivalent basis, increased by $6.8 million, or 18.2%, to $44.0 million compared to $37.2 million for the year ended December 31, 2017. This increase was due primarily to an increase in average earning assets, as well as an increase in the average yield on earning assets, which were partially offset by an increase in interest expense on average interest-bearing liabilities.

Average earning assets were $1.1 billion with a yield of 4.81% for 2018 compared to average earning assets of $975.2 million with a yield of 4.33% for 2017. The 100 basis point increase in the Federal Reserve Board’s targeted federal funds rate and the corresponding increase in the Prime Rate since December of 2017 has had a positive effect on the yields of construction and warehouse loans with variable interest rate terms. The generally higher interest rate environment in 2018 compared to 2017 also had a positive effect on the yields of commercial real estate and residential real estate loans.

For the year ended December 31, 2018, interest income on interest earning assets increased by $9.3 million and interest income on average loans increased by $9.2 million as the average balances of commercial real estate, construction and commercial business loans grew by $82.4 million, $22.1 million and $15.0 million, respectively. For 2018, average loans increased $116.0 million to $833.0 million. The NJCB merger contributed approximately $63.0 million to the increase in average loans at December 31, 2018, which consisted primarily of commercial real estate loans.

Interest expense on average interest-bearing liabilities was $8.0 million, or 1.00%, for the year ended December 31, 2018 compared to $5.5 million, or 0.75%, for the year ended December 31, 2017. The increase of $2.5 million in interest expense on interest-bearing liabilities for 2018 compared to 2017 primarily reflects higher short-term market interest rates and increased competition for deposits in 2018 compared to 2017. For 2018, average interest-bearing liabilities increased $73.1 million to $805.5 million. The NJCB merger contributed approximately $60.9 million to the increase in average interest-bearing liabilities at December 31, 2018.

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

Average earning assets were $975.2 million with a yield of 4.33% for 2017 compared to average earning assets of $944.5 million with a yield of 4.21% for 2016. The 75 basis point increase in the Federal Reserve Board’s targeted federal funds rate and the corresponding increase in the Prime Rate since December of 2016 has had a positive effect on the yields of construction, commercial business and warehouse loans with variable interest rate terms.

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

In general, over the last five years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at December 31, 2018. Net charge-offs of commercial business and commercial real estate loans since 2015 have declined significantly from prior periods, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at December 31, 2018.

2018 compared to 2017

The Company recorded a provision for loan losses of $900,000 for the year ended December 31, 2018 compared to a provision of $600,000 for the year ended December 31, 2017. For 2018, net charge-offs of $511,000 were recorded compared to net charge-offs of $81,000 in 2017. The allowance for loan losses at December 31, 2018 and 2017 totaled $8.4 million and $8.0 million, respectively. The increase in the provision for loan losses for 2018 was primarily attributed to the growth of commercial real estate, construction and commercial business loans and the change in the mix of loans in the loan portfolio.
.
At December 31, 2018, non-performing loans totaled $6.6 million compared to $7.1 million at December 31, 2017, a decrease of $534,000, or 7.5%, and the ratio of non-performing loans to total loans decreased to 0.75% at December 31, 2018 from 0.90% at December 31, 2017.

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

At December 31, 2017, non-performing loans totaled $7.1 million compared to $5.2 million at December 31, 2016, an increase of $1.9 million, or 36.9%, and the ratio of non-performing loans to total loans increased to 0.90% at December 31, 2017 from 0.72% at December 31, 2016.

Non-Interest Income

2018 compared to 2017

Total non-interest income for the year ended December 31, 2018 decreased $322,000 to $7.9 million from $8.2 million for the year ended December 31, 2017. This revenue component represented 15% and 19% of the Company’s net revenues for the years ended December 31, 2018 and 2017, respectively.

Service charges on deposit accounts increased by $42,000 to $638,000 for the year ended December 31, 2018 compared to $596,000 for the year ended December 31, 2017 due primarily to the increase in deposit accounts as a result of the NJCB merger.

Gains on sales of loans held for sale decreased $674,000 to $4.5 million for the year ended December 31, 2018 compared to $5.1 million for the year ended December 31, 2017. The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the Small Business Administration ("SBA") in the secondary market.

Gains on the sale of residential mortgage loans were $2.6 million in 2018 compared to $3.9 million in 2017. In 2017, $89.1 million of residential mortgage loans were sold compared to $121.1 million in 2017. The decrease in the residential lending activity and gains on the sale of loans was due primarily to the lower volume of residential lending and loans sold in 2018 as a result of higher mortgage interest rates in 2018 compared to 2017.

In 2018, $23.3 million of SBA loans were sold and generated net gains of $1.9 million compared to SBA loans sold and net gains of $13.3 million and $1.2 million, respectively, in 2017.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which totaled $575,000 for the year ended December 31, 2018 compared to $522,000 for the year ended December 31, 2017. The increase was due primarily to a $3.7 million increase in BOLI resulting from the NJCB merger.

The acquisition method of accounting for the business combination with NJCB resulted in the recognition of a gain on bargain purchase of $230,000 from the NJCB merger.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income was $2.0 million for the year ended December 31, 2018 compared to $1.8 million for the year ended December 31, 2017.

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

Non-interest income also includes income from BOLI, which totaled $522,000 for the year ended December 31, 2017 compared to $549,000 for the year ended December 31, 2016.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees and Automated Teller Machine fees for non-Bank customers. The other income component of non-interest income was $1.8 million for the year ended December 31, 2017 compared to $1.9 million for the year ended December 31, 2016.

Non-Interest Expenses

The following table presents the major components of non-interest expense:

	Year ended December 31,
(In thousands)	2018	2017	2016
Salaries and employee benefits	$19,853	$18,804	$16,543
Occupancy expense	3,623	3,169	3,243
Data processing expenses	1,332	1,314	1,277
Equipment expense	1,175	1,008	917
Marketing	280	225	240
Telephone	391	389	377
Regulatory, professional and consulting fees	1,713	2,263	1,706
Insurance	375	373	303
Merger-related expenses	2,141	265	—
FDIC insurance expense	486	360	453
Other real estate owned expenses	158	42	74
Amortization of intangible assets	318	384	404
Supplies	294	259	219
Other expenses	1,946	2,151	1,535
Total	$34,085	$31,006	$27,291

2018 compared to 2017

For the year ended December 31, 2018, non-interest expenses totaled $34.1 million, an increase of $3.1 million, or 9.9%, when compared to $31.0 million for the year ended December 31, 2017. The increase in non-interest expenses included increases in salaries and employee benefit expenses, occupancy expense, merger-related expenses and expenses related to the operations of the former NJCB offset by a decrease in regulatory, professional and consulting fees.

Salaries and employee benefits, which represents the largest portion of non-interest expenses, increased by $1.0 million, or 5.6%, to $19.9 million compared to $18.8 million for the year ended December 31, 2017 due primarily to salaries for former NJCB employees who joined the Company, merit increases and increases in employee benefits expenses. Cash incentive compensation and employee health benefits increased $90,000 and $155,000, respectively, during 2018. At December 31, 2018, there were 189 full-time equivalent employees compared to 179 full-time equivalent employees at December 31, 2017.

Occupancy expense totaled $3.6 million in 2018 compared to $3.2 million in 2017, increasing $454,000, or 14.3%, from 2017 to 2018 due primarily to the addition of the two former NJCB branch offices. For the years ended December 31, 2018 and 2017, equipment expense was $1.2 million and $1.0 million, respectively, reflecting an increase of $167,000, or 16.6%, from 2017 to 2018.

The cost of data processing services remained relatively flat at $1.3 million for the years ended December 31, 2018 and 2017.

Regulatory, professional and consulting fees decreased by $550,000, or 24.3%, to $1.7 million for the year ended December 31, 2018 compared to $2.3 million for the year ended December 31, 2017. The level of professional and consulting fees declined due primarily to lower legal and consulting fees related to loan collections and litigation expenses.

FDIC insurance expense increased to $486,000 for the year ended December 31, 2018 compared to $360,000 for the year ended December 31, 2017 due primarily to the internal growth of assets and the increase in assets as a result of the NJCB merger.

OREO expenses increased to $158,000 in 2018 from $42,000 for 2017 due primarily to an increase in OREO assets held during 2018. At December 31, 2018, the Company held $2.5 million in OREO compared to no OREO held at December 31, 2017. The Company incurred expenses in connection with general maintenance, insurance and real estate taxes. OREO at December 31, 2018 was comprised of one residential property with a carrying value of $1.1 million acquired in the NJCB merger, land with a carrying value of $93,000 and a commercial real estate property that was foreclosed in the third quarter of 2018 with a fair value of $1.3 million.

Marketing expenses were $280,000 for the year 2018, an increase of $55,000 compared with $225,000 in 2017. The majority of the increase was primarily related to marketing of the Bank’s products and services to the former customers of NJCB.

Supplies increased $35,000 to $294,000 in 2018 compared to $259,000 in 2017. The majority of the increase was related to the NJCB merger.

Amortization of intangible assets decreased $66,000 to $318,000 for the year ended December 31, 2018 compared to $384,000 for the year ended December 31, 2017 due to the lower amortization of core deposit intangible assets.

Merger-related expenses of $2.1 million related to the NJCB merger were incurred in 2018 compared to $265,000 in 2017.

Other expenses were $1.9 million for the year ended December 31, 2018 compared to $2.2 million for the year ended December 31, 2017. The decrease in other expenses was due primarily to the absence in the 2018 period of any write-off of deferred loan origination costs, which were approximately $500,000 in 2017, which was partially offset by increases in various other expense categories.

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

Amortization of intangible assets decreased $20,000 to $384,000 for the year ended December 31, 2017 compared to $404,000 for the year ended December 31, 2016 due to the lower amortization of core deposit intangible assets.

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

Income Taxes

2018 compared to 2017

The Company recorded income tax expense of $4.3 million in 2018, resulting in a effective tax rate of 26.4%, compared to income tax expense of $5.9 million in 2017, which resulted in an effective tax rate of 45.9%. Income tax expense for 2017 includes $1.7 million of additional income tax expense due to the revaluation of the deferred tax assets as a result of the enactment of the Tax Act in December 2017. Absent the $1.7 million of additional income tax expense, the effective tax rate would have been 32.5% for 2017. The Tax Act reduced the maximum federal corporate income tax rate to 21% from 35%, effective January 1, 2018, which explains the lower effective tax rate in 2018. Partially offsetting the lower federal corporate income tax rate was the enactment of legislation by the State of New Jersey in July 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018 and resulted in a 2% higher effective tax rate in 2018.

2017 compared to 2016

The Company recorded income tax expense of $5.9 million in 2017 compared to income tax expense of $4.6 million in 2016. The increase in income tax expense in 2017 compared to 2016 was primarily due to the recording of additional estimated income tax expense of $1.7 million due to the revaluation of the deferred tax assets as a result of the enactment of the Tax Act. The Tax Act reduced the maximum federal corporate income tax rate to 21% from 35%, effective January 1, 2018, which required the Company to revalue its deferred tax assets.

The effective tax rate for 2017 was 45.9% and absent the $1.7 million of additional income tax expense, it would have been 32.5%. The effective tax rate for 2016 was 33.2%.

Financial Condition

Cash and Cash Equivalents

At December 31, 2018, cash and cash equivalents totaled $16.8 million compared to $18.8 million at December 31, 2017.

Investment Securities

 Amortized cost, gross unrealized gains and losses and the fair value by security type for the available for sale portfolio at December 31, 2018 and 2017 were as follows:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage-backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Single-issuer trust preferred debt securities	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
Total	$134,429	$203	$(2,410)	$132,222

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations-GSE	27,688	18	(381)	27,325
Residential mortgage backed securities – GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities – single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
Total	$106,029	$400	$(971)	$105,458

Amortized cost, carrying value, gross unrealized gains and losses and the fair value by security type for the held to maturity portfolio at December 31, 2018 and 2017 were as follows:

	2018
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury securities and obligations of U.S.government sponsored corporations (“GSE”)	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations - GSE	6,701	—	6,701	30	(143)	6,588
Residential mortgage backed securities- GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
Total	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

	2017
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury securities and obligations of U.S. government sponsored corporations (“GSE”)	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations – GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
Total	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

The investment securities portfolio totaled $211.8 million, or 18.0% of total assets, at December 31, 2018 compared to $215.7 million, or 20.0% of total assets, at December 31, 2017. Proceeds from maturities and prepayments for the year ended December 31, 2018 totaled $55.9 million while purchases of investment securities totaled $42.9 million during this period. On an average balance basis, the investment securities portfolio represented 20.6% and 23.6% of average interest-earning assets for the years ended December 31, 2018 and 2017, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns. At December 31, 2018, available-for-sale securities amounted to $132.2 million, which was an increase of $26.7 million from $105.5 million at December 31, 2017.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2018. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$8,388	$8,354	2.07%
Due after one year through five years	35,001	34,018	3.17
Due after five years through ten years	22,272	21,992	3.03
Due after ten years	68,768	67,858	2.94
Total	$134,429	$132,222	2.96%

(Dollars in thousands)	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$9,433	$9,449	3.48%
Due after one year through five years	18,616	18,912	3.66
Due after five years through ten years	22,475	22,562	3.14
Due after ten years	29,048	29,281	3.22
Total	$79,572	$80,204	3.14%

Proceeds from maturities and prepayments of securities available for sale amounted to $17.7 million for the year ended December 31, 2018 compared to $25.8 million for the year ended December 31, 2017. At December 31, 2018, the portfolio had net unrealized losses of $2.2 million compared to net unrealized losses of $571,000 at December 31, 2017. These unrealized losses are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2018, securities held to maturity were $79.6 million, reflecting a decrease of $30.7 million from $110.3 million at December 31, 2017.  The fair value of the held-to-maturity portfolio at December 31, 2018 was $80.2 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2018 and 2017. See Note 3 to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2018 totaled $3.0 million compared to $4.3 million at December 31, 2017. The total loans originated for sale was $111.1 million for 2018 and 2017, respectively. At December 31, 2018, residential mortgage loans held for sale totaled $2.1 million and SBA loans held for sale totaled $875,000. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA loans.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial real estate mortgage loans and income producing commercial real estate loans. Total loans averaged $833.0 million for the year ended December 31, 2018, an increase of $116.0 million, or 16.2%, compared to an average of $717.0 million for the year ended December 31, 2017. At December 31, 2018, total loans amounted to $883.2 million, which was an increase of $93.3 million, or 11.8%, when compared to $789.9 million at December 31, 2017. Loans acquired in the NJCB merger were $63.0 million at December 31, 2018. The average yield earned on the loan portfolio was 5.38% for the year ended December 31, 2018 compared to 4.96% for the year ended December 31, 2017, which was an increase of 42 basis points.

The following table represents the components of the loan portfolio as of the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$388,431	44%	$308,924	39%	$242,393	34%	$207,250	30%	$198,211	30%
Mortgage warehouse lines	154,183	17	189,412	24	216,259	30	216,572	32	179,172	27
Construction	149,387	17	136,412	17	96,035	13	93,745	14	95,627	15
Commercial business	120,590	14	92,906	12	99,650	14	99,277	15	110,771	17
Residential real estate	47,263	5	40,494	5	44,791	6	40,744	6	46,446	7
Loans to individuals	22,962	3	21,025	3	23,736	3	23,074	3	23,156	4
Other	181	—	183	—	207	—	233	—	199	—
Deferred loan costs, net	167	—	550	—	1,737	—	1,226	—	715	—
Total	$883,164	100%	$789,906	100%	$724,808	100%	$682,121	100%	$654,297	100%

Commercial business loans averaged $111.2 million for the year ended December 31, 2018, an increase of $15.0 million, or 15.5%, compared to the average of $96.2 million for the year ended December 31, 2017. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.  Commercial real estate loans averaged $356.6 million for the year ended December 31, 2018, an increase of $82.4 million, or 30.0%, compared to the average of $274.2 million for the year ended December 31, 2017. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business (owner-occupied properties) and loans to real estate investors to finance the acquisition and/or improvement of income producing commercial properties. The average yield on the commercial business loans was 5.45% in 2018 compared to 5.63% in 2017. The average yield on commercial real estate loans was 5.07% and 4.98% for 2018 and 2017, respectively.

Construction loans averaged $138.0 million for the year ended December 31, 2018, an increase of $22.1 million, or 19.1%, compared to the average of $115.9 million for the year ended December 31, 2017. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Company and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the construction loan portfolio increased 82 basis points to 6.59% for 2018 from 5.77% for 2017.

The Company’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”). The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Company at the time of repayment. The Company had outstanding warehouse line of credit advances of $154.2 million at December 31, 2018 compared to $189.4 million at December 31, 2017. During 2018 and 2017, warehouse lines of credit advances averaged $153.9 million and $160.8 million, respectively, and yielded 5.46% and 4.26%, respectively. During 2018, $3.4 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group compared to $3.5 billion of mortgage loans financed in 2017. The decline in the warehouse lines of credit advances in 2018 compared to 2017 reflected the decline in residential mortgage refinancing activity in 2018 compared to 2017 due, in general, to higher market interest rates for residential mortgages in 2018 than in 2017. The number of active mortgage banking customers was 44 in 2018 and 2017.

Average residential real estate loans increased $4.4 million to $46.3 million at December 31, 2018 compared to $41.9 million at December 31, 2017. Loans to individuals, which are comprised primarily of home equity loans, averaged $23.2 million during December 31, 2018 compared to $22.2 million during 2017.

The following table provides information concerning the maturities and interest rate sensitivity of the loan portfolio at December 31, 2018.

	Maturity Range
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial real estate	$55,190	$303,418	$29,823	$388,431
Mortgage warehouse lines	154,183	—	—	154,183
Construction	147,482	—	1,905	149,387
Commercial business	62,255	27,590	30,745	120,590
Residential real estate	4,606	18,099	24,558	47,263
Loans to individuals and other loans	20,678	917	1,548	23,143
Total	$444,394	$350,024	$88,579	$882,997

Fixed rate loans	$15,915	$75,776	$73,519	$165,210
Floating rate loans	428,479	274,248	15,060	717,787
Total	$444,394	$350,024	$88,579	$882,997

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

During 2018, $2.0 million of loans were transferred to non-accrual status, $1.8 million were transferred to OREO, $664,000 of loans were resolved and $55,000 in loans were classified as past due and still accruing. As a result, non-performing loans decreased by $534,000 to $6.6 million at December 31, 2018 from $7.1 million at December 31, 2017.

At December 31, 2018, non-performing loans were comprised of three commercial real estate loans aggregating $1.4 million, four residential mortgage loans aggregating $1.2 million, six commercial business loans aggregating $3.5 million and five home equity loans aggregating $398,000.

Included in non-performing commercial business loans is a shared national credit syndicated loan with an outstanding balance of $2.9 million at December 31, 2018. During the first quarter of 2017, the Company was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility had further deteriorated. The Company downgraded the loan, which had a balance of $4.0 million, and placed it on non-accrual. In the second quarter of 2017, the borrower was recapitalized through an equity contribution by new investors and the loan was paid down by $906,000 and all interest was brought current. All loan payments for this borrower are current at December 31, 2018. Management continues to closely monitor the borrower's financial position.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-Performing loans:
Loans 90 days or more past due and still accruing	$55	$—	$24	$—	$317
Non-accrual loans	6,525	7,114	5,174	6,020	4,523
Total non-performing loans	6,580	7,114	5,198	6,020	4,840
Other real estate owned	2,515	—	166	966	5,710
Other repossessed assets	—	—	—	—	66
Total non-performing assets	9,095	7,114	5,364	6,986	10,616
Performing troubled debt restructurings	4,003	3,728	864	1,535	3,925
Performing troubled debt restructurings and total non-performing assets	$13,098	$10,842	$6,228	$8,521	$14,541

Non-performing loans to total loans	0.75%	0.90%	0.72%	0.88%	0.74%
Non-performing loans to total loans excluding warehouse lines	0.90	1.18	1.02	1.29	1.02
Non-performing assets to total assets	0.77	0.66	0.52	0.72	1.11
Non-performing assets to total assets excluding mortgage warehouse lines	0.89	0.80	0.65	0.93	1.37
Total non-performing assets and performing troubled debt restructurings to total assets	1.11	1.00	0.60	0.88	1.52

As the table demonstrates, non-performing loans to total loans decreased to 0.75% at December 31, 2018 from 0.90% at December 31, 2017. Loan quality was stable and the loan portfolio is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional interest income before taxes amounting to $155,000, $514,000 and $522,000 would have been recognized in 2018, 2017 and 2016, respectively, if interest on all loans had been recorded based upon their original contract terms.

Non-performing assets increased $2.0 million to $9.1 million at December 31, 2018 from $7.1 million at December 31, 2017 and were 0.77% of total assets at December 31, 2018 compared to 0.66% at December 31, 2017. Non-performing loans decreased $534,000 to $6.6 million at December 31, 2018 from $7.1 million at December 31, 2017. Other real estate owned increased to $2.5 million at December 31, 2018 and was comprised of one residential property with a carrying value of $1.1 million acquired in the NJCB merger, land with a carrying value of $93,000 and a commercial real estate property that was foreclosed in the third quarter of 2018 with a fair value of $1.3 million. There was no other real estate owned at December 31, 2017.

In 2018, no OREO properties were sold and in 2017, the Company transferred $455,000 of non-performing loans to OREO and sold $626,000 in OREO properties.

At December 31, 2018, the Company had twelve loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million are considered performing.

At December 31, 2017, the Company had ten loans totaling $5.5 million that were troubled debt restructurings. Two of these loans totaling $1.8 million are included in the above table as non-accrual loans and the remaining eight loans totaling $3.7 million were considered performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At December 31, 2018, there were two loans acquired with evidence of deteriorated credit quality totaling $865,000 that were not classified as non-performing loans and there were no loans acquired with evidence of deteriorated credit quality that were not classified as non-performing loans at December 31, 2017.

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

Much of the Company's lending is in northern and central New Jersey and the New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

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

The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Company's loans are located strongly influence the level of the Company's non-performing loans. A decline in the New Jersey and New York City metropolitan area real estate markets could adversely affect the Company's loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company's loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of year	$8,013	$7,494	$7,560	$6,925	$7,039
Provision (credit) charged to operating expenses	900	600	(300)	1,100	5,750
Loans charged off:
Construction loans	—	—	—	—	—
Residential real estate loans	—	(101)	—	—	(15)
Commercial business and commercial real estate loans	(553)	(61)	(157)	(477)	(5,906)
Loans to individuals	(16)	—	—	(14)	(1)
All other loans	(17)	—	(1)	—	—
	(586)	(162)	(158)	(491)	(5,922)
Recoveries:
Construction loans	—	—	—	—	—
Residential real estate loans	—	—	—	—	—
Commercial business and commercial real estate loans	74	64	386	20	58
Loans to individuals	1	4	6	6	—
All other loans	—	13	—	—	—
	75	81	392	26	58
Net (charge offs) recoveries	(511)	(81)	234	(465)	(5,864)
Balance, end of year	$8,402	$8,013	$7,494	$7,560	$6,925
Loans:
At year end	$883,164	$789,906	$724,808	$682,121	$654,297
Average during the year	832,966	717,010	698,436	684,485	556,362
Net recoveries (charge offs) to average loans outstanding	(0.06)%	(0.01)%	0.03%	(0.07)%	(1.04)%
Net recoveries (charge-offs) to average loans, excluding mortgage warehouse loans	(0.08)%	(0.01)%	0.05%	(0.10)%	(1.36)%
Allowance for loan losses to:
Total loans at year end	0.95%	1.01%	1.03%	1.11%	1.06%
Total loans at year end excluding mortgage warehouse lines and related allowance	1.05%	1.19%	1.28%	1.44%	1.27%
Non-performing loans	127.69%	112.64%	144.17%	125.59%	143.08%

At December 31, 2018, the allowance for loan losses was $8.4 million compared to $8.0 million at December 31, 2017, an increase of $389,000. The ratio of the allowance for loan losses to total loans at December 31, 2018 and 2017 was 0.95% and 1.01%, respectively. The allowance for loan losses as a percentage of non-performing loans was 127.69% at December 31, 2018 compared to 112.64% at December 31, 2017.

The allowance for loan losses increased in 2018 due primarily to a provision for $900,000, which reflected net charge-offs of $511,000, compared to a provision for loan losses in the amount of $600,000 in 2017, which reflected net charge-offs of $81,000.

The allowance for loan losses decreased as a percentage of total loans to 0.95% at December 31, 2018 from 1.01% at December 31, 2017 due primarily to acquisition accounting for the NJCB merger, which resulted in the NJCB loans being recorded at their fair value and included a credit risk adjustment of approximately$1.6 million at the date of the NJCB merger.

Management believes that the quality of the loan portfolio remains sound, considering the economic climate and economy in the State of New Jersey and the New York City metropolitan area and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following tables present the allocation of the allowance for loan losses among loan classes and certain other information as of the dates indicated. The total allowance is available to absorb losses from any segment of loans.

	December 31,
(Dollars in thousands)	2018			2017			2016
	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans
Commercial real estate	$3,439	0.89%	44%	$2,949	0.95%	39%	$2,574	1.06%	34%
Commercial business	1,829	1.52	14	1,720	1.85	12	1,732	1.74	14
Construction loans	1,732	1.16	17	1,703	1.25	17	1,204	1.25	13
Residential real estate	431	0.91	5	392	0.97	5	367	0.82	6
Loans to individuals and other	148	0.64	3	114	0.54	3	112	0.47	3
Subtotal	7,579	1.09	83	6,878	1.15	76	5,989	1.18	70
Mortgage warehouse lines	731	0.47	17	852	0.45	24	973	0.45	30
Unallocated reserves	92	—	—	283	—	—	532	—	—
Total	$8,402	0.95%	100%	$8,013	1.01%	100%	$7,494	1.03%	100%

	December 31,
	2015			2014
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate	$3,049	1.47%	30%	$2,393	1.21%	30%
Commercial business	2,005	2.02	15	1,761	1.59	17
Construction loans	1,025	1.09	14	1,215	1.27	15
Residential real estate	288	0.71	6	197	0.42	7
Loans to individuals and other	109	0.47	3	131	0.56	4
Subtotal	6,476	1.39	68	5,697	1.20	73
Mortgage warehouse lines	866	0.40	32	896	0.50	27
Unallocated reserves	218	—	—	332	—	—
Total	$7,560	1.11%	100%	$6,925	1.06%	100%

The allowance for loan losses, excluding the portion related to mortgage warehouse lines, increased to $7.7 million at December 31, 2018 from $7.2 million at December 31, 2017.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$212,981	22%	—%	$196,509	21%	—%
Interest bearing demand	323,503	34%	0.63%	372,133	41%	0.43%
Savings	189,612	20%	0.83%	215,197	23%	0.63%
Total core deposits	$726,096	76%	0.51%	$783,839	85%	0.38%

Certificates of deposit	$224,576	24%	1.98%	$138,167	15%	1.22%

Total	$950,672	100%	0.85%	$922,006	100%	0.52%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2018.

(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of $100,000 or more	$28,445	$17,672	$38,496	$79,601	$164,214
Certificates of deposit less than $100,000	10,400	6,675	14,355	28,932	60,362
Total	$38,845	$24,347	$52,851	$108,533	$224,576

The following table illustrates the components of average total deposits for the years indicated:

	2018		2017		2016
(Dollars in thousands)	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$204,002	21%	$183,802	21%	$166,380	20%
Interest bearing demand	356,906	38%	336,445	38%	301,086	36%
Savings	203,940	21%	210,798	24%	206,208	25%
Certificates of deposit	189,521	20%	145,539	17%	152,078	19%
Total	$954,369	100%	$876,584	100%	$825,752	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus on the building and expanding of long-term relationships. Deposits for the year ended December 31, 2018 averaged $954.4 million, an increase of $77.8 million, or 8.9%, compared to $876.6 million for the year ended December 31, 2017. The NJCB merger provided $59.7 million in average deposits for the year ended December 31, 2018.

At December 31, 2018, total deposits were $950.7 million, an increase of $28.7 million, or 3.1%, from $922.0 million at December 31, 2017. The NJCB merger provided $69.6 million in deposits at December 31, 2018. The increase in total deposits in 2018 was due principally to an increase of $86.4 million in certificates of deposit, and a $16.5 million increase in non-interest bearing demand deposits which were partially offset by a $48.6 million decrease in interest-bearing demand deposits and a $25.6 million decrease in savings deposits. Total deposits, excluding NJCB deposits, declined $40.9 million during the year 2018. Municipal deposits, primarily interest-bearing demand deposits and savings accounts, declined approximately $46.2 million from the end of 2017. As a result of the Tax Act, a number of the Bank’s municipal customers experienced significant advanced payments in December 2017 for real estate taxes that were due in 2018. This was due to income tax planning considerations by individuals. As the Bank’s municipal customers expended these additional funds during the year 2018, their deposit balances declined from the levels at December 31, 2017. The average cost of the Company’s interest-bearing deposit accounts for 2018 was 0.87%, an increase from the average cost of 0.66% for 2017.

Average non-interest bearing demand deposits increased by $20.2 million, or 11.0%, to $204.0 million for the year ended December 31, 2018 from $183.8 million for the year ended December 31, 2017. At December 31, 2018, non-interest bearing demand deposits totaled $213.0 million, an increase of $16.5 million, or 8.4%, compared to $196.5 million at December 31, 2017.  Non-interest bearing demand deposits made up 22.4% of total deposits at December 31, 2018 compared to 21.3% at December 31, 2017 and represent a stable, interest-free source of funds.

In 2018, the average balance of savings accounts decreased by $6.9 million to $203.9 million compared to an average balance of $210.8 million in 2017. Savings accounts increased by $25.6 million, or 11.9%, to $189.6 million at December 31, 2017 from $215.2 million at December 31, 2017. The average cost of savings deposits was 0.72% for 2018 compared to 0.63% in 2017.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market and NOW accounts and the Company’s premier money market product, 1st Choice account, increased by $20.5 million, or 6.1%, to an average of $356.9 million for 2018 from an average of $336.4 million for 2017. At December 31, 2018, interest-bearing demand deposits were $323.5 million compared to $372.1 million at December 31, 2017. The average cost of interest-bearing demand deposits was 0.55% for 2018 compared to 0.43% in 2017.

Certificates of deposit at December 31, 2018 were $224.6 million, an increase of $86.4 million from $138.2 million at December 31, 2017. The average cost of certificates of deposits increased to 1.62% in 2018 from 1.22% in 2017.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased and are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds increased by $15.5 million to $36.6 million for 2018 from an average balance of $21.1 million for 2017 due to an increase in overnight borrowings in 2018 to meet the need for funding of the Bank's loan growth. The average cost of other borrowed funds increased 25 basis points to 2.28% for 2018 compared to 2.03% for 2017 because of the increase in short-term market interest rates.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $15.4 million, or 13.8%, to $127.1 million at December 31, 2018 from $111.7 million at December 31, 2017. Book value per common share was $14.77 at December 31, 2018 compared to $13.81 at December 31, 2017. The ratio of average shareholders’ equity to total average assets was 10.48% and 10.56% for 2018 and 2017, respectively. The increase in shareholders’ equity from December 31, 2017 to December 31, 2018 was primarily the result of net income for 2018 and the issuance of common stock in connection with the NJCB merger, which was partially offset by dividends paid.

On December 19, 2018, both of the outstanding warrants were exercised and pursuant to the terms and conditions of the two warrants, the Company issued a net of 198,378 shares. No cash was received from the exercise of the warrants.

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

The Federal Reserve Board has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends, including, for example, when net income available for shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies, which urges bank holding companies to advise the Federal Reserve Board of any such redemption or repurchase of common stock for cash or other value that results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter. The Company's payment of cash dividends to date were within the guidelines set forth in the Federal Reserve Board's supervisory letter.

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY.”

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the FDIC.  For information on regulatory capital, see “Capital Adequacy of the Company and the Bank” in the “Supervision and Regulation” section under Item 1. “Business” and Note 19, "Regulatory Capital Requirements" of the Notes to Consolidated Financial Statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2018, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%. and as of January 1, 2019, the Company and the Bank were required to maintain a capital conservation buffer of 2.5%.

The Company's and the Bank's regulatory capital ratios, excluding the impact of the capital conservation buffer, as of December 31, 2018 were as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Common Equity Tier 1	$115,537	10.72%	$48,496	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,214	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,661	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A
Bank
Common Equity Tier 1	$133,548	12.40%	$48,471	4.50%	$70,013	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,170	8.00%	107,712	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,627	6.00%	86,170	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

At December 31, 2018, the Company and the Bank met all the regulatory capital adequacy requirements to which they were subject and were classified as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2018 that would materially adversely change the Company’s or the Bank’s capital classifications. Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans. The Company and the Bank do not expect any material changes in the mix and relative cost of their capital resources in 2019.

The Company and the Bank do not have material commitments for capital expenditures at December 31, 2018. Any non-material commitments for capital expenditures are in the ordinary course of business and will be funded through cash flow from operations in 2019.

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

The financial instrument commitments at December 31, 2018 were as follows:

(In thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Commercial and standby letters of credit	$766	$—	$—	$—	$766
Commitments to fund loans	22,870	185	28	—	23,083
Commitments to extend credit	338,873	39,477	2,082	22,563	402,995
Commitments to sell residential loans	4,328	—	—	—	4,328
Total	$366,837	$39,662	$2,110	$22,563	$431,172

Commercial and standby letters of credit

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a specified financial obligation of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential future payments that the Company could be required to make was $766,000 at December 31, 2018.

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

Commitments to sell residential loans

The Company enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale), or it expects to close (commitments to originate loans to be sold). These commitments are utilized to reduce the Company’s market price risk from the date of commitment to the date of sale. The notional amount of the forward sales commitments was approximately $4.3 million at December 31, 2018.

The following table presents additional information regarding the Company’s outstanding contractual obligations as of December 31, 2018:

	Payments Due by Period
(In thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Operating leases	$1,525	$2,637	$1,806	$2,285	$8,253
Borrowed funds and subordinated debentures	71,775	—	—	18,557	90,332
Certificates of deposit	116,043	95,729	12,804	—	224,576
Retirement benefit obligation projected	4,587	—	—	—	4,587
Total contractual obligations:	$193,930	$98,366	$14,610	$20,842	$327,748

Liquidity

At December 31, 2018, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.

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

The Company has established a borrowing relationship with the FHLB, which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets. Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $589.0 million, of its total assets at December 31, 2018. In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee. These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to the FHLB, as well as a member bank’s ability to meet the FHLB’s stock requirement.  A December 31, 2018 and December 31, 2017, the Bank pledged approximately $270.9 million and $177.8 million of loans, respectively, to support the FHLB borrowing capacity. At December 31, 2018 and December 31, 2017, the Bank had available borrowing capacity of $131.2 million and $140.3 million, respectively, at the FHLB of New York. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2018, the balance of cash and cash equivalents was $16.8 million.

Net cash provided by operating activities totaled $17.3 million for the year ended December 31, 2018 compared to net cash provided by operating activities of $21.9 million for the year ended December 31, 2017.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities. Cash was used in operations primarily for originating loans held for sale. The decrease in net cash provided by operating activities was due primarily to net cash provided by the origination and sale of loans totaling $1.2 million in 2018 compared to $10.6 million of cash provided by the origination and sale of loans in 2017, which was partially offset by the increase in net income of $5.1 million.

Net cash used in investing activities totaled $9.9 million for the year ended December 31, 2018 compared to $51.5 million for the year ended December 31, 2017. The cash used in lending activities was $21.0 million in 2018 compared to $65.4 million in 2017. The cash used in lending activity was partially offset by cash provided by investment securities transactions of $12.9 million in 2018 compared to net cash provided by investment securities transactions of $14.0 million in 2017.

Net cash used in financing activities totaled $9.3 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $33.5 million for the year ended December 31, 2017.  The net cash used in financing activities in 2018 was due primarily to the net decrease in deposits, which was partially offset by an increase in overnight borrowings. The Company paid dividends totaling $2.1 million in 2018 compared to $1.7 million in 2017.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. For the year ended December 31, 2018, sales, repayments and maturities of investment securities totaled $55.9 million compared to $84.3 million in 2017. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

Management believes that the Company's liquidity position is adequate to service the needs of its borrowers and depositors and provide for its planned operations.

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

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments, at December 31, 2018.

	Interest Sensitivity Period				Total Within	One Year to	Over	Non-interest
(In thousands)	30 Day	90 Day	180 Day	365 Day	One Year	Five Years	Five Years	Sensitive	Total
Assets :
Cash and due from banks	$12,743	$—	$763	$—	$13,506	$—	$—	$3,338	$16,844
Federal funds sold	—	—	—	—	—	—	—	—	—
Investment securities	37,869	19,513	6,380	22,409	86,171	82,888	33,262	9,473	211,794
Loans held for sale	3,020	—	—	—	3,020	—	—	—	3,020
Loans, net of allowance for loan losses	397,257	25,888	39,513	71,867	534,525	315,684	22,629	10,326	883,164
Other assets	—	—	—	—	—	—	—	63,269	63,269
	$450,889	$45,401	$46,656	$94,276	$637,222	$398,572	$55,891	$86,406	$1,178,091
Liabilities and Equity:
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$212,981	$212,981
Demand deposits - interest bearing	151,564	—	—	—	151,564	139,084	32,855	—	323,503
Savings deposits	104,772	—	—	31	104,803	46,912	37,897	—	189,612
Certificates of deposits	11,243	27,638	23,486	53,676	116,043	108,533	—	—	224,576
Borrowings	71,775	—	—	—	71,775	—	—	—	71,775
Redeemable subordinated debentures	—	18,000	—	—	18,000	—	—	557	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	137,087	137,087
	$339,354	$45,638	$23,486	$53,707	$462,185	$294,529	$70,752	$350,625	$1,178,091

Asset (Liability) Sensitivity Gap :
Period Gap	$111,535	$(237)	$23,170	$40,569	$175,037	$104,043	$(14,861)	$(264,219)	—
Cumulative Gap	$111,535	$111,298	$134,468	$175,037	$175,037	$279,080	$264,219	—	—
Cumulative Gap to Total Assets	9.5%	9.4%	11.4%	14.9%	14.9%	23.7%	22.4%	—	—

Under the Company’s interest rate risk policy established by its Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”). The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk. The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income as if the theoretical rate shocks occurred. The EVE analysis and net interest income simulation model results are presented quarterly to the Asset/Liability Committee of the Board of Directors.

Summarized below are the projected effects of a parallel shift of increases of 200 and 300 basis points, respectively, and a decrease of 200 basis points in market rates on the Company’s net interest income and EVE.

				Next 12 Months
Change in Interest Rates	Economic Value of Equity (2)			Net Interest Income
Basis Point (bp) (1)	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
(Dollars in thousands)	Amount	Change	Change	Amount	Change	Change
+300 bp	$167,824	$(4,005)	(2.33)%	$50,668	$4,215	9.10%
+200 bp	169,632	(2,197)	(1.28)%	49,274	2,821	6.10%
0 bp	171,829	—	—	46,453	—	—
-200 bp	168,019	(3,810)	(2.22)%	41,289	(5,164)	(11.12)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The above table indicates that, as of December 31, 2018, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 1.28% decrease in EVE and a $2.8 million, or 6.1%, increase in net interest income over the next twelve months. As of December 31, 2018, in the event of a 200 basis points decrease in interest rates, the Company would be expected to experience a 2.22% decrease in EVE and a 11.12% decrease in net interest income. This data does not reflect any future actions that management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

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

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.

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

ALCO uses simulation modeling to analyze the Company's net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2018.

In an immediate and sustained 200 basis point increase in market interest rates at December 31, 2018, net interest income for year one would increase approximately 6.1%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 9.1%, when compared to a flat interest rate scenario. In an immediate and sustained 200 basis points decrease in market interest rates, net interest income for year one would decrease approximately 11.1% and would decrease approximately 16.0% in year two.

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

Model simulation results indicate the Company is asset sensitive, which indicates the Company's net interest income should increase in a rising rate environment and decrease in a falling rate environment. Management believes the Company's interest rate risk position is balanced and reasonable.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Items 15(a)(1) and (2) on page 67 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page 67 hereof.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment using those criteria, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

BDO USA, LLP, the Company's independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2018. Their attestation report, which appears in the Company’s consolidated financial statements that are contained in the Annual Report on Form 10-K immediately following Item 15, expressed an unqualified opinion on our internal control over financial reporting. Such report is incorporated herein by reference.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2018.

The Company’s principal executive officer and principal financial officer also evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions "Directors and Executive Officers," "Corporate Governance" and "Stock Ownership of Management and Principal Shareholders."

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the caption "Executive Compensation" and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions "Equity Plans" and "Stock Ownership of Management and Principal Shareholders."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions "Certain Transactions With Management" and "Corporate Governance."

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the caption "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

1.    The following documents are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets–December 31, 2018 and 2017.

Consolidated Statements of Income – For the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity–For the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2018.

2.	All schedules are omitted because they are either inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.    Exhibits

EXHIBIT INDEX

Exhibit No.		Description
2
Agreement and Plan of Merger, dated as of November 6, 2017, by and among the Company, the Bank and NJCB (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on November 7, 2017)

3(i)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)
3(ii)		By-laws of the Company, as amended February 21, 2019 (conformed copy)
4.1		Specimen Share of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB (SEC File No. 000-32891) filed with the SEC on March 22, 2002)
4.2
Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 22, 2013)

4.3
Warrant, dated November 23, 2011, to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 22, 2013)

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
Form of Restricted Stock Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 22, 2016)

10.17	#
Form of Incentive Stock Option Agreement under the 1st Constitution Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 22, 2016)

10.18	#
Letter Agreement, dated January 31, 2014, between 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on April 1, 2014)

10.19	#
Amendment to the Amended and Restated Employment Agreement, effective as of April 4, 2014, between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-3281) filed with the SEC on April 8, 2014)

10.20	#
1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Appendix A to the Company's proxy statement on Schedule 14A for its annual meeting of shareholders held on May 21, 2015 (SEC File No. 000-32891) that was filed with the SEC on April 14, 2015)

10.21	#
Second Amendment, effective as of April 12, 2016, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between 1st Constitution Bancorp and Robert F. Mangano (the “Employment Agreement”), as amended by the Amendment to the Employment Agreement, effective as of April 4, 2014 (the “First Amendment”), by and between 1st Constitution Bancorp and Robert F. Mangano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on April 12, 2016)

10.22	#
Amended and Restated Indemnification Agreement, dated as of April 24, 2013, by and between Rumson-Fair Haven Bank and Trust Company and James G. Aaron (which was assumed by 1st Constitution Bank following the merger of Rumson-Fair Haven Bank and Trust Company with and into 1st Constitution Bank) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 10, 2016)

10.23	#
Third Amendment, effective as of April 7, 2017, to the Amended and Restated Employment Agreement, dated as of July 1, 2010, by and between the Company and Robert F. Mangano, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on April 12, 2017)

10.24	#
Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2015 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 10, 2017)

10.25	#
Employment Agreement, dated as of January 1, 2015, by and among the Company, the Bank and John T. Andreacio (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K (SEC File No. 000-32891) filed with the SEC on March 19, 2018)

10.26	#
Employment Agreement, dated as of May 7, 2018, by and between 1st Constitution Bancorp and 1st Constitution Bank, on one hand, and Naqi A. Naqvi, on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (SEC File No. 000-32891) filed with the SEC on May 11, 2018)

21	*	Subsidiaries of the Company
23.1	*	Consent of BDO USA, LLP as Independent Registered Public Accounting Firm
31.1	*	Certification of the principal executive officer of the Company, pursuant to Exchange Act Rule 13a-14(a)
31.2	*	Certification of the principal financial officer of the Company, pursuant to Exchange Act Rule 13a-14(a)
32	*
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

(b)      Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above).

(c)      Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2019, expressed an unqualified opinion thereon.
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

Woodbridge, New Jersey
March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited 1ST Constitution Bancorp's (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP

Woodbridge, New Jersey
March 15, 2019

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Dollars in Thousands, except share data)

	2018	2017
ASSETS
Cash and due from banks	$4,983	$5,037
Interest-earning deposits	11,861	13,717
Total cash and cash equivalents	16,844	18,754
Investment securities:
Available for sale, at fair value	132,222	105,458
Held to maturity (fair value of $80,204 and $111,865 at December 31, 2018 and December 31, 2017, respectively)	79,572	110,267
Total investment securities	211,794	215,725
Loans held for sale	3,020	4,254
Loans	883,164	789,906
Less: Allowance for loan losses	(8,402)	(8,013)
Net loans	874,762	781,893
Premises and equipment, net	11,653	10,705
Accrued interest receivable	3,860	3,478
Bank-owned life insurance	28,705	25,051
Other real estate owned	2,515	—
Goodwill and intangible assets	12,258	12,496
Other assets	12,422	6,918
Total assets	$1,177,833	$1,079,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$212,981	$196,509
Interest bearing	737,691	725,497
Total deposits	950,672	922,006
Short-term borrowings	71,775	20,500
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,228	804
Accrued expenses and other liabilities	8,516	5,754
Total liabilities	1,050,748	967,621
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,639,276 and 8,116,201 shares issued and 8,605,978 and 8,082,903 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	79,536	72,935
Retained earnings	49,750	39,822
Treasury stock, 33,298 shares at December 31, 2018 and 2017	(368)	(368)
Accumulated other comprehensive loss	(1,833)	(736)
Total shareholders’ equity	127,085	111,653
Total liabilities and shareholders’ equity	$1,177,833	$1,079,274
The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share data)

	2018	2017	2016
INTEREST INCOME
Loans, including fees	$45,202	$35,967	$33,701
Securities:
Taxable	4,024	3,326	3,268
Tax-exempt	1,989	2,140	2,078
Federal funds sold and short-term investments	258	230	88
Total interest income	51,473	41,663	39,135
INTEREST EXPENSE
Deposits	6,511	4,550	4,044
Borrowings	836	429	687
Redeemable subordinated debentures	694	519	427
Total interest expense	8,041	5,498	5,158
Net interest income	43,432	36,165	33,977
PROVISION (CREDIT) FOR LOAN LOSSES	900	600	(300)
Net interest income after provision (credit) for loan losses	42,532	35,565	34,277
NON-INTEREST INCOME
Service charges on deposit accounts	638	596	715
Gain on sales of loans, net	4,475	5,149	3,785
Income on bank-owned life insurance	575	522	549
Gain on bargain purchase	230	—	—
Gain on sales of securities	12	129	—
Other income	1,988	1,844	1,873
Total other income	7,918	8,240	6,922
NON-INTEREST EXPENSES
Salaries and employee benefits	19,853	18,804	16,543
Occupancy expense	3,623	3,169	3,243
Data processing expenses	1,332	1,314	1,277
FDIC insurance expense	486	360	453
Other real estate owned expenses	158	42	74
Merger-related expenses	2,141	265	—
Other operating expenses	6,492	7,052	5,701
Total other expenses	34,085	31,006	27,291
Income before income taxes	16,365	12,799	13,908
INCOME TAXES	4,317	5,871	4,623
Net income	$12,048	$6,928	$9,285
EARNINGS PER COMMON SHARE
Basic	$1.45	$0.86	$1.17
Diluted	1.40	0.83	1.14
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,320,718	8,049,981	7,962,121
Diluted	8,593,509	8,312,784	8,177,439

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Net income	$12,048	$6,928	$9,285
Other comprehensive income (loss):
Unrealized losses on securities available for sale	(1,624)	(14)	(667)
Tax effect (3)	388	40	243
Net of tax amount	(1,236)	26	(424)

Reclassification adjustment for realized gains on securities available for sale (1)	(12)	(93)	—
Tax effect (3)	3	38	—
Net of tax amount	(9)	(55)	—

Pension liability	269	62	83
Tax effect	(77)	(24)	(31)
Net of tax amount	192	38	52

Reclassification adjustment for actuarial gains for unfunded pension liability (2)	(62)	(60)	(160)
Tax effect (3)	18	24	62
Net of tax amount	(44)	(36)	(98)

Total other comprehensive loss	(1,097)	(27)	(470)

Comprehensive income	$10,951	$6,901	$8,815

(1)	Included in gain on sale of securities on the consolidated statements of income

(2)	Included in salaries and employee benefits expense on the consolidated statements of income

(3)	Included in income taxes on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, January 1, 2016	$70,845	$25,589	$(344)	$(130)	$95,960
Net income	—	9,285	—	—	9,285
Exercise of stock options and issuance of restricted shares (18,645 and 73,450 shares, respectively)	96	—	—	—	96
Share-based compensation	754	—	—	—	754
Treasury stock purchased (2,000 shares)	—	—	(24)	—	(24)
Cash dividends ($0.10 per share)	—	(800)	—	—	(800)
Other comprehensive loss	—	—	—	(470)	(470)
Balance, December 31, 2016	71,695	34,074	(368)	(600)	104,801

Net income	—	6,928	—	—	6,928
Exercise of stock options and issuance of restricted shares (31,640 and 60,613 shares, respectively)	247	—	—	—	247
Share-based compensation	993	—	—	—	993
Cash dividends ($0.16 per share)	—	(1,289)	—	—	(1,289)
Other comprehensive loss	—	—	—	(27)	(27)
Reclassifications of certain deferred tax effects	—	109	—	(109)	—
Balance, December 31, 2017	72,935	39,822	(368)	(736)	111,653

Net income	—	12,048	—	—	12,048
Exercise of stock options and issuance of restricted shares (12,762 and 62,150 shares, respectively)	88	—	—	—	88
Share-based compensation	1,019	—	—	—	1,019
Exercise of stock warrants (198,378 shares)	—	—	—	—	—
Issuance of common stock (249,785 shares)	5,494	—	—	—	5,494
Cash dividends ($0.255 per share)	—	(2,120)	—	—	(2,120)
Other comprehensive loss	—	—	—	(1,097)	(1,097)
Balance, December 31, 2018	$79,536	$49,750	$(368)	$(1,833)	$127,085

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
OPERATING ACTIVITIES:
Net Income	$12,048	$6,928	$9,285
Adjustments to reconcile net income to net cash provided by operating activities
Provision (credit) for loan losses	900	600	(300)
Depreciation and amortization	1,389	1,380	1,415
Net amortization of premiums and discounts on securities	556	879	1,141
SBA loan discount accretion	(323)	(247)	(153)
Gain on bargain purchase	(230)	—	—
Gain on sales of securities available for sale	(12)	(93)	—
Gain on sales of securities held to maturity	—	(36)	—
Gains on sales of other real estate owned	—	(5)	(31)
Gains on sales of loans held for sale	(4,475)	(5,149)	(3,785)
Originations of loans held for sale	(111,109)	(110,831)	(96,968)
Proceeds from sales of loans held for sale	116,818	126,555	91,708
Increase in cash surrender value on bank-owned life insurance	(589)	(522)	(549)
Loss on cash surrender value on bank-owned life insurance	14	—	—
Share-based compensation expense	1,019	993	754
Deferred tax expense	305	620	354
Re-measurement of deferred tax assets and liabilities	(28)	1,712	—
Increase in accrued interest receivable	(123)	(383)	(242)
(Increase) decrease in other assets	(1,589)	(181)	388
Increase (decrease) in accrued interest payable	424	(62)	20
Increase (decrease) in accrued expenses and other liabilities	2,333	(266)	(552)
Net cash provided by operating activities	17,328	21,892	2,485
INVESTING ACTIVITIES:
Purchases of securities :
Available for sale	(35,209)	(35,680)	(37,300)
Held to maturity	(7,723)	(34,592)	(35,212)
Proceeds from maturities and prepayments of securities:
Available for sale	17,664	25,770	23,354
Held to maturity	38,192	49,889	31,429
Proceeds from sales of securities:
Available for sale	—	7,602	—
Held to maturity	—	1,034	—
Proceeds from bank-owned life insurance benefits paid	893	—	248
Net (purchase) redemption of restricted stock	(2,510)	2,408	(661)
Net (increase) in loans	(19,762)	(65,387)	(42,626)
Capital expenditures	(648)	(846)	(457)
Forfeitable deposit on other real estate owned	175	—	—
Capital improvement to other real estate owned	—	(5)	(61)
Net cash paid for NJCB merger	(996)
Proceeds from sales of other real estate owned	—	631	1,033
Purchase of bank-owned life insurance	—	(2,345)	(300)
Net cash used in investing activities	(9,924)	(51,521)	(60,553)
FINANCING ACTIVITIES:
Exercise of stock options	88	247	96

Purchase of treasury stock	—	—	(24)
Cash dividends paid to shareholders	(2,120)	(1,690)	(399)
Net (decrease) increase in deposits	(58,557)	87,490	47,759
Increase (decrease) in overnight borrowings	51,275	(42,550)	24,154
Repayment of long-term borrowing	—	(10,000)	(10,000)
Net cash (used in) provided by financing activities	(9,314)	33,497	61,586
(Decrease) increase in cash and cash equivalents	(1,910)	3,868	3,518
Cash and cash equivalents at beginning of year	18,754	14,886	11,368
Cash and cash equivalents at end of period	$16,844	$18,754	$14,886
Supplemental disclosures of cash flow information:
Cash paid during the period for :
Interest	$7,617	$5,560	$5,138
Income taxes	3,226	3,220	4,590
Noncash items:
Transfer of loans to other real estate owned	1,460	455	141
Acquisition of New Jersey Community Bank
Noncash assets acquired:
Investment securities available for sale	$11,173
Loans	75,144
Premises and equipment, net	1,120
Bank-owned life insurance	3,972
Accrued interest receivable	259
Core deposit intangible asset	80
Other real estate owned	1,230
Other assets	1,601
	$94,579
Liabilities assumed:
Deposits	$87,223
Other liabilities	636
	$87,859

Common stock issued for NJCB merger	$5,494

The accompanying notes are an integral part of these consolidated financial statements

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

1.           Summary of Significant Accounting Policies

1ST Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is the parent to 1ST Constitution Bank (the “Bank”), a New Jersey state-chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central, coastal and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2018, 19 additional branch offices in Asbury Park, Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jamesburg, Lawrenceville, Little Silver, Neptune City, Perth Amboy, Plainsboro, Skillman, Princeton, Rumson, and Shrewsbury, New Jersey. The Bank also operates two residential mortgage loan production offices in Forked River and Jersey City, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

Principles of Consolidation: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1st Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street, LLC and 249 New York Avenue, LLC. 1st Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. While the following footnotes include the collective results of the Company and the Bank, the footnotes primarily reflect the Bank's and its subsidiaries' activities. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

Concentration of Credit Risk: Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans. At December 31, 2018, 48.9% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 29.2% of the portfolio consisted of municipal bonds.  The remaining 21.9% of our investment securities consisted of corporate debt and asset-backed issues.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located primarily in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York is carried at cost and is included in other assets. The investment in FHLB stock was $3.9 million and $1.5 million at December 31, 2018 and December 31, 2017, respectively.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2018.

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

The fair value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments. The estimated fair value of rate lock commitments was $79,000 and $135,000 at December 31, 2018 and 2017, respectively.

ASC Topic 460, "Guarantees," requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets, for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral.  The Bank had standby letters of credit for customers aggregating $766 thousand and $1.2 million at December 31, 2018 and 2017, respectively. These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2018.  The amount of the liability related to guarantees under issued standby letters of credit was not material as of December 31, 2018 and 2017.

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

The Bank accounts for impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long-lived assets at December 31, 2018 and 2017.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2018 and 2017 and has not recognized any liabilities for tax uncertainties as of December 31, 2018 and 2017. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2018 and 2017. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2018, 2017, 2016 and 2015.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contained several key tax provisions including the reduction in the maximum corporate federal tax rate to 21% from 35% effective January 1, 2018. As a result, the Company was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. In December 2017, the U.S. Securities and Exchange Commission ("SEC") also issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Because the Tax Act was passed late in December 2017 and ongoing analysis and interpretation of the other key tax provisions was expected over the next 12 months, the Company considered the deferred tax re-measurements and other items to be provisional in nature. In 2018, the Company completed its analysis within the measurement period in accordance with SAB 118. See Note 13 - Income Taxes - for additional information.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of dilutive common stock warrants and common stock options using the treasury stock method.

Awards of restricted shares are included in outstanding shares when granted. Unvested restricted shares are entitled to non-forfeitable dividends and participate in undistributed earnings with common shares. Awards of this nature are considered participating securities and basic and diluted earnings per share are computed under the two-class method.

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the years ended December 31, 2018, 2017 and 2016, 19,350, 8,900 and 11,088 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

(In thousands, except per share data)	2018	2017	2016
Net income	$12,048	$6,928	$9,285

Basic weighted average shares outstanding	8,320,718	8,049,981	7,962,121
Plus: common stock equivalents	272,791	262,803	215,318
Diluted weighted average shares outstanding	8,593,509	8,312,784	8,177,439
Earnings per share:
Basic	$1.45	$0.86	$1.17
Diluted	1.40	0.83	1.14

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

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2018 and 2017.

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

The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the consolidated balance sheets in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

The Company is currently evaluating the potential impact, if any, of adopting this ASU on its financial statements. The provisions of this ASU are effective for fiscal years beginning after December 15, 2019.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
In August 2018, the FASB issued ASU 2018-14 - “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which consists of amendments to the disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

The following disclosure requirements are removed from Subtopic 715-20:

1.	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;

2.	The amount and timing of plan assets expected to be returned to the employer;

3.	The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law;

4.	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan;

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this guidance to have a material impact on the disclosures in the Company’s consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance in 2019 did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-11 - Leases - Targeted Improvements (Topic 842)
In July, 2018 the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional (and optional) transition method for a cumulative effect adjustment. The additional transition method allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for calendar-year-end public business entities) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases).

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019 along with the adoption of ASU 2016-02-, “Leases.” The adoption of this guidance did have a material impact on the Company's financial statements. See the discussion regarding the adoption of ASU 2016-02 on page 89.

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

The adoption of this guidance in 2019 did not have a material impact on the Company’s consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance in 2019 did not have a material impact on the Company's consolidated financial statements.

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

The Company has completed the initial analysis of its financial assets and will be building and validating the CECL models in 2019 to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842 in the first quarter of 2019 utilizing the optional transition method as provided by ASU 2018-11. Under the optional transition method, only the most recent period presented will reflect the adoption with a cumulative-effect adjustment to the opening balance of retained earnings and the comparative prior periods will be presented under the previous guidance of Topic 840.

The new guidance includes a number of optional transition-related practical expedients. The Company elected to apply the practical expedients that relate to: the identification and classification of leases that commenced before January 1, 2019 and the initial direct costs of these leases.

The election of these practical expedients allows the Company to continue to account for these leases that commenced before January 1, 2019 in accordance with previous GAAP. All of the Company’s leases that commenced before January 1, 2019 were operating leases and the lease expense will continue to be recognized based on the terms of the leases, except that a right-of-use asset and a lease liability will be recognized for each operating lease at each reporting date based on the present value of the remaining minimum lease payments.

The Company has 16 leases for real property, which includes leases for 13 of its branch offices and leases for three offices that are used for general office space. All of the real property leases include one or more options to extend the lease term. Two of the leases for branch offices are a lease for the land under the building and the Company owns the leasehold improvements. The Company also has 13 leases for office equipment, which are primarily copier/printers.

For purposes of adopting Topic 842, the Company assumed in general that it would exercise the next lease extension for each real estate lease so that it would have the use of the property for at least a 5 to 10 year future period. With respect to one lease for land, the Company assumed that it would exercise all extensions covering a 25 year period because of the significance of the leasehold improvements. None of the equipment leases include extensions and generally have three to five year terms.

Due to the significance of the leases for real estate and the assumption regarding the exercise of the extensions for one land lease, the adoption of Topic 842 results in the recognition of a significant lease liability and ROU asset.

Upon adoption on January 1, 2019, the Company recognized a lease liability of approximately $16.2 million and a ROU asset of $15.7 million. If the increase in assets due to the recognized ROU asset had been included in assets at December 31, 2018, the Company’s regulatory capital ratios for CET 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital, and leverage capital ratios would have been 10.57%, 12.22%, 12.98%, and 11.73%, respectively.

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

ASU 2014-09 -Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in this update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard's core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “Topic 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The majority of the Company’s revenues come from interest income, other services to customers and other sources, including loans, leases and securities that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligations to customers. Services within the scope of Topic 606 include service charges on deposits, interchange income, other services and the sale of OREO. Refer to Note 24 - Revenue from Contracts with Customers - for further discussion on the Company’s accounting policies for revenue sources within the scope of Topic 606.

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

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed its acquisition of 100 percent of the shares of common stock of New Jersey Community Bank ("NJCB"), which merged with and into the Bank. The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, that the Company may incur after closing the merger as a result of a certain litigation matter.

The merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the NJCB merger date. NJCB’s results of operations have been included in the Company’s Consolidated Statements of Income since April 11, 2018.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the merger, including the use of third party valuation specialists. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the merger.
The following table summarizes the estimated fair value of the acquired assets and liabilities assumed:

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$5,494
Cash payment	2,668
Cash held in escrow	401
Total consideration paid	$8,563

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$2,073
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Core deposit intangible asset	80
Bank-owned life insurance	3,972
Accrued interest receivable	259
Other real estate owned	1,230
Other assets	1,601
Deposits	(87,223)
Other liabilities	(636)
Total identifiable assets and liabilities, net	$8,793

Gain from bargain purchase	$230

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

Investments were recorded at fair value, utilizing quoted market prices on nationally recognized exchanges (Level 1) or by using Level 2 inputs.  For Level 2 securities, the Company obtained fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

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

At the NJCB merger date, the Company recorded $74.3 million of loans without evidence of credit quality deterioration and $881,000 of loans with evidence of credit quality deterioration.

The following table summarizes the composition of the loans acquired and recorded at fair value:

		At April 11, 2018
(Dollars in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total
Commercial
Construction	$798	$—	$798
Commercial real estate	58,191	873	59,064
Commercial business	1,293	8	1,301
Residential real estate	7,572	—	7,572
Consumer	6,409	—	6,409
Total loans	$74,263	$881	$75,144

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

Direct costs related to the NJCB merger were expensed as incurred. For the year ended December 31, 2018 and 2017, the Company incurred $2.1 million and $265,000, respectively, of expenses for termination of contracts, legal and financial advisory fees, severance and other integration related expenses, which have been separately stated as merger-related expenses in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former NJCB operations included in the Company’s Consolidated Statements of Income from the date of the NJCB merger (April 11, 2018) through December 31, 2018 under the column “Actual from Acquisition Date to December 31, 2018.” In addition, the table presents unaudited condensed pro forma financial information assuming that the NJCB merger had been completed as of January 1, 2018 and January 1, 2017, respectively. In the table, merger-related expenses of $2.1 million and $365,000 were excluded from the pro forma non-interest expenses for the year ended December 31, 2018 and December 31, 2017, respectively. Income taxes were also adjusted to exclude income tax benefits of $568,000 and $77,000 related to the merger expenses for the year ended December 31, 2018 and December 31, 2017, respectively.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the NJCB merger occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma financial information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of NJCB’s operations. The pro forma financial information reflects adjustments related to certain merger expenses and the related income tax effects.

(Dollars in thousands)	Actual from Acquisition Date to 12/31/2018	Pro Forma for the Twelve Months Ended 12/31/2018	Pro Forma for the Twelve Months Ended 12/31/2017

Net interest income	$2,504	$44,280	$39,231
Non-interest income	92	7,864	8,509
Non-interest expenses	1,223	33,032	35,206
Income taxes	413	4,886	5,871
Net income	960	13,327	6,063

3.           Investment Securities

A summary of amortized cost and fair value of investment securities available for sale as of December 31, 2018 and 2017 follows:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government
sponsored corporations (“GSE”)	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities – single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
	$134,429	$203	$(2,410)	$132,222

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$1,997	$—	$(30)	$1,967
Residential collateralized mortgage obligations - GSE	27,688	18	(381)	27,325
Residential mortgage backed securities - GSE	14,231	129	(72)	14,288
Obligations of state and political subdivisions	19,575	227	(82)	19,720
Trust preferred debt securities – single issuer	2,481	—	(132)	2,349
Corporate debt securities	27,917	14	(248)	27,683
Other debt securities	12,140	12	(26)	12,126
	$106,029	$400	$(971)	$105,458

A summary of amortized cost, carrying value and fair value of investment securities held to maturity as of December 31, 2018 and 2017 follows:

	2018
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

	2017
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$3,234	$—	$3,234	$—	$(84)	$3,150
Residential collateralized mortgage obligations - GSE	8,701	—	8,701	94	(123)	8,672
Residential mortgage backed securities - GSE	34,072	—	34,072	231	(127)	34,176
Obligations of state and political subdivisions	63,797	—	63,797	1,224	(35)	64,986
Trust preferred debt securities - pooled	657	(501)	156	418	—	574
Other debt securities	307	—	307	—	—	307
	$110,768	$(501)	$110,267	$1,967	$(369)	$111,865

At December 31, 2018 and December 31, 2017, $80.4 million and $98.4 million of investment securities, respectively, were pledged to secure public funds, collateralize borrowings from the FHLB and for other purposes required or permitted by law.

During 2018, the Company received proceeds from the calls of securities with a book value of $1.4 million and resulted in a gain of $12,000 for the year ended December 31, 2018.
During 2017, the Company sold securities with a book value of $8.5 million for a net gain of $129,000. Included in the sales were $1.0 million of securities that were in the held to maturity portfolio and that resulted in a gain of $36,000 for year ended December 31, 2017. All held to maturity securities sold were mortgage backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed in ASC 320-10-25-14, were treated as held to maturity. There were no securities gains or losses in 2016.
The following is a summary of the proceeds from the sales of investment securities and the associated gross gains, gross losses, and net tax expense for the years ended December 31, 2018, 2017, and 2016.

	2018		2017		2016
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds	$—	$—	$7,602	$1,034	$—	$—
Gross gains	—	—	120	36	—	—
Gross losses	—	—	(27)	—	—	—
Net tax expense	—	—	38	12	—	—

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$8,388	$8,354	2.07%
Due after one year through five years	35,001	34,018	3.17
Due after five years through ten years	22,272	21,992	3.03
Due after ten years	68,768	67,858	2.94
Total	$134,429	$132,222	2.96%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$9,433	$9,449	3.48%
Due after one year through five years	18,616	18,912	3.66
Due after five years through ten years	22,475	22,562	3.14
Due after ten years	29,048	29,281	3.22
Total	$79,572	$80,204	3.33%

The following table presents gross unrealized losses on the Company's investment securities and the fair value of the related securities and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	2018
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	2	$994	$(1)	$1,958	$(40)	$2,952	$(41)
Residential collateralized mortgage obligations - GSE	34	20,756	(138)	22,106	(682)	42,862	(819)
Residential mortgage backed securities - GSE	68	18,393	(141)	19,402	(305)	37,795	(446)
Obligations of state and political subdivisions	67	12,785	(154)	11,638	(213)	24,423	(367)
Trust preferred debt securities -single issuer	2	1,329	(162)	—	—	1,329	(162)
Corporate debt securities	10	8,912	(632)	18,374	(405)	27,286	(1,037)
Other debt securities	9	10,943	(93)	4,613	(130)	15,556	(223)
Total temporarily impaired securities	192	$74,112	$(1,321)	$78,091	$(1,775)	$152,203	$(3,095)

	2017
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (GSE)	2	$1,967	$(30)	$3,150	$(84)	$5,117	$(114)
Residential collateralized mortgage obligations-GSE	11	19,237	(205)	8,788	(299)	28,025	(504)
Residential mortgage backed securities - GSE	35	21,770	(141)	3,074	(58)	24,844	(199)
Obligations of state and political subdivisions	42	11,594	(82)	2,717	(35)	14,311	(117)
Trust preferred debt securities– single issuer	4	—	—	2,349	(132)	2,349	(132)
Corporate debt securities	7	11,967	(98)	7,662	(150)	19,629	(248)
Other debt securities	4	8,840	(25)	21	(1)	8,861	(26)
Total temporarily impaired securities	105	$75,375	$(581)	$27,761	$(759)	$103,136	$(1,340)

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

Trust preferred debt securities – single issuer:  The investments in these securities are comprised of two corporate trust preferred securities issued by one large financial institutions that both mature in 2027. The contractual terms of the trust preferred securities do not allow the issuer to settle the securities at a price less than the face value of the trust preferred securities, which is greater than the amortized cost of the trust preferred securities. The issuer continues to maintain an investment grade credit rating and has not defaulted on interest payments. The decline in fair value is attributable to the widening of interest rate spreads and the lack of an active trading market for these securities and, to a lesser degree, market concerns about the issuers’ credit quality. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Corporate debt securities.  The unrealized losses on investments in corporate debt securities were caused by an increase in market interest rates, which includes the yield required by the market participant for the issuer's credit risk.  None of the corporate issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Other debt securities.  The unrealized losses on investments in other debt securities were caused by an increase in market interest rates, which includes the yield required by the market participant for the issuer's credit risk.  None of the issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of December 31, 2018, management concluded that no additional other-than-temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

4.           Loans and Loans Held for Sale

The following table presents loans outstanding, by class of loan, as of December 31,

(In thousands)	2018	2017
Commercial real estate	$388,431	$308,924
Mortgage warehouse lines	154,183	189,412
Construction	149,387	136,412
Commercial business	120,590	92,906
Residential real estate	47,263	40,494
Loans to individuals	22,962	21,025
Other loans	181	183
Gross Loans	882,997	789,356
Deferred loan costs, net	167	550
Total	$883,164	$789,906

The Company's lending focus and business is concentrated primarily in New Jersey, particularly northern and central New Jersey and the New York City metropolitan area. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Company is a participant in the Small Business Administration ("SBA") Preferred Lender Program and originates loans under the program that are later sold. The Company also sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2018 and 2017 included $2.1 million and $2.3 million, respectively, in residential mortgage loans that the Company intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period. The estimated fair value of the derivatives of interest-rate lock commitments was $79,000 at December 31, 2018 and $135,000 at December 31, 2017.

The following table presents loans held for sale, by type of loan, as of December 31, 2018 and 2017.

(In thousands)	2018	2017
Residential real estate	$2,145	$2,269
SBA	875	1,985
	$3,020	$4,254

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by outside investors, amounted to approximately $71.7 million and $42.3 million at

December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the carrying value, of servicing assets was $991,000 and $726,000, respectively. The fair value of SBA servicing assets was determined using a discount rate of 11.50% on the servicing asset and 13.50% on the excess servicing and constant prepayment speeds averaging 11.70%.

The table below summarizes the changes in the related servicing assets for the years ended December 31, 2018 and 2017.

(In thousands)	2018	2017
Balance, beginning of year	$726	$605
Servicing assets capitalized	517	302
Amortization expense	(252)	(181)
Balance, end of year	$991	$726

In addition, the Company had discounts of $1.1 million and $863,000 related to the retained portion of the unsold SBA loans at December 31, 2018 and 2017, respectively.

5.           Allowance for Loan Losses and Credit Quality Disclosures

The Company’s primary lending emphasis is the origination of commercial business and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the primary inherent risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey and New York City metropolitan area real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at December 31, 2018 and 2017:

	2018
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$—	$499	$1,201	$1,700	$386,731	$388,431	$—	$1,439
Mortgage warehouse lines	—	—	—	—	154,183	154,183	—	—
Construction	—	—	—	—	149,387	149,387	—	—
Commercial business	280	—	466	746	119,844	120,590	—	3,532
Residential real estate	588	—	1,156	1,744	45,519	47,263	—	1,156
Loans to individuals	16	237	263	516	22,446	22,962	55	398
Other	—	—	—	—	181	181	—	—
	$884	$736	$3,086	$4,706	$878,291	882,997	$55	$6,525
Deferred loan costs, net						167
Total						$883,164

	2017
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$540	$—	$2,465	$3,005	$305,919	$308,924	$—	$2,465
Mortgage warehouse lines	—	—	—	—	189,412	189,412	—	—
Construction	—	—	—	—	136,412	136,412	—	—
Commercial business	180	545	619	1,344	91,562	92,906	—	4,212
Residential real estate	911	256	69	1,236	39,258	40,494	—	69
Loans to individuals	119	—	116	235	20,790	21,025	—	368
Other	—	—	—	—	183	183	—	—
	$1,750	$801	$3,269	$5,820	$783,536	789,356	$—	$7,114
Deferred loan costs, net						550
Total						$789,906

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At December 31, 2018 and 2017, there were $865,000 and $439,000 of PCI loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.

Additional income before taxes amounting to $155,000, $514,000 and $522,000 would have been recognized in 2018, 2017 and 2016, respectively, if interest on all loans had been recorded based upon their original contract terms.

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

Much of the Company's lending is in northern and central New Jersey and New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

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

The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Company's loans are located strongly influence the level of the Company's non-performing loans. A decline in the New Jersey and the New York City metropolitan area real estate market could adversely affect the Company's loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company's loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2018 and 2017:

Commercial Credit Exposure by Internally Assigned Grade	2018
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$146,460	$104,162	$366,424	$152,378	$45,825
Special Mention	2,927	12,703	13,317	1,805	103
Substandard	—	3,487	8,690	—	1,335
Doubtful	—	238	—	—	—
Total	$149,387	$120,590	$388,431	$154,183	$47,263

Consumer Credit Exposure by Payment Activity	2018
(In thousands)	Loans to Individuals	Other
Performing	$22,564	$181
Nonperforming	398	—
Total	$22,962	$181

Commercial Credit Exposure by Internally Assigned Grade	2017
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$136,180	$84,746	$289,203	$189,412	$39,539
Special Mention	232	3,454	13,267	—	666
Substandard	—	1,252	6,454	—	289
Doubtful	—	3,454	—	—	—
Total	$136,412	$92,906	$308,924	$189,412	$40,494

Consumer Credit Exposure by Payment Activity	2017
(In thousands)	Loans to Individuals	Other
Performing	$20,657	$183
Nonperforming	368	—
Total	$21,025	$183
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method as of and for the years ended December 31, 2018, 2017 and 2016, respectively.

	2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
Provision (credit) charged to operations	29	158	920	(121)	39	49	17	(191)		900
Loans charged off	—	(62)	(491)	—	—	(16)	(17)	—		(586)
Recoveries of loans charged off	—	13	61	—	—	1	—	—		75
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402

Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—		$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—	—	2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92		7,949
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402
Loans receivables:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	167	870,901
Total	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	$167	$883,164

	2017
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494
(Credit) provision charged to operations	499	2	358	(121)	126	(2)	(13)	(249)		600
Loans charged off	—	(61)	—	—	(101)	—	—	—		(162)
Recoveries of loans charged off	—	47	17	—	—	4	13	—		81
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013

Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—		$684
Collectively evaluated for impairment	1,703	1,128	2,857	852	392	114	—	283		7,329
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
Loans receivable:
Individually evaluated for impairment	$232	$4,459	$5,713	$—	$69	$368	$—	$—	$—	$10,841
Loans acquired with deteriorated credit quality	—	274	590	—	—	—	—	—	—	864
Collectively evaluated for impairment	136,180	88,173	302,621	189,412	40,425	20,657	183	—	550	778,201
Total	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	$550	$789,906

	2016
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,025	$2,005	$3,049	$866	$288	$109	$—	$218		$7,560
(Credit) provision charged to operations	179	(177)	(800)	107	79	(3)	1	314		(300)
Loans charged off	—	(97)	(60)	—	—	—	(1)	—		(158)
Recoveries of loans charged off	—	1	385	—	—	6	—	—		392
Ending balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494

Individually evaluated for impairment	$7	$101	$114	$—	$38	$—	$—	$—		$260
Collectively evaluated for impairment	1,197	1,631	2,460	973	329	112	—	532		7,234
Ending balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494
Loans receivable:
Individually evaluated for impairment	$391	$947	$3,817	$—	$544	$337	$—	$—	$—	$6,036
Loans acquired with deteriorated credit quality	—	191	930	—	—	—	—	—	—	1,121
Collectively evaluated for impairment	95,644	98,721	237,437	216,259	44,247	23,399	207	—	1,737	717,651
Total	$96,035	$99,859	$242,184	$216,259	$44,791	$23,736	$207	$—	$1,737	$724,808

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

The following tables summarize information regarding impaired loans receivable by loan class as of and for the years ended December 31, 2018, 2017 and 2016, respectively.

	2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2018 Average Recorded Investment	Year to Date 2018 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$103	$103	$—	$115	$7
Commercial business	992	1,332	—	1,112	112
Commercial real estate	2,304	2,629	—	2,757	48
Mortgage warehouse lines	—	—	—	—	—
	3,399	4,064	—	3,984	167
Consumer:
Residential real estate	1,156	1,241	—	846	—
Loans to individuals	398	478	—	410	—
Other	—	—	—	—	—
	1,554	1,719	—	1,256	—
With no related allowance	4,953	5,783	—	5,240	167
With an allowance:
Commercial:
Construction	—	—	—	—	—
Commercial business	3,102	3,217	380	3,326	44
Commercial real estate	4,208	4,208	73	4,336	252
Mortgage warehouse lines	—	—	—	—	—
	7,310	7,425	453	7,662	296
Consumer:
Residential real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—
With an allowance	7,310	7,425	453	7,662	296

Total:
Construction	103	103	—	115	7
Commercial business	4,094	4,549	380	4,438	156
Commercial real estate	6,512	6,837	73	7,093	300
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	1,156	1,241	—	846	—
Loans to individuals	398	478	—	410	—
Other	—	—	—	—	—
	$12,263	$13,208	$453	$12,902	$463

	December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2017 Average Recorded Investment	Year to Date 2017 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$232	$232	$—	$209	$12
Commercial business	1,271	1,419	—	828	153
Commercial real estate	1,348	1,372	—	2,772	128
Mortgage warehouse lines	—	—	—	—	—
	2,851	3,023	—	3,809	293
Consumer:
Residential real estate	69	123	—	142	—
Loans to individuals	368	438	—	342	—
Other	—	—	—	—	—
	437	561	—	484	—
With no related allowance	3,288	3,584	—	4,293	293
With an allowance:
Commercial:
Construction	—	—	—	86	—
Commercial business	3,462	3,464	592	2,864	84
Commercial real estate	4,955	5,748	92	3,005	188
Mortgage warehouse lines	—	—	—	—	—
	8,417	9,212	684	5,955	272
Consumer:
Residential real estate	—	—	—	75	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	75	—
With an allowance	8,417	9,212	684	6,030	272

Total:
Construction	232	232	—	295	12
Commercial business	4,733	4,883	592	3,692	237
Commercial real estate	6,303	7,120	92	5,777	316
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	69	123	—	217	—
Loans to individuals	368	438	—	342	—
Other	—	—	—	—	—
	$11,705	$12,796	$684	$10,323	$565

(Dollars in thousands)	Year to Date 2016 Average Recorded Investment	Year to Date 2016 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$260	$—
Commercial business	623	14
Commercial real estate	1,528	74
Mortgage warehouse lines	—	—
	2,411	88
Consumer:
Residential real estate	725	—
Loans to individuals	281	—
Other	—	—
	281	—
With no related allowance	3,417	88
With an allowance:
Commercial:
Construction	51	9
Commercial business	238	—
Commercial real estate	3,603	19
Mortgage warehouse lines	—	—
	3,892	28
Consumer:
Residential real estate	200	—
Loans to individuals	—	—
Other	—	—
	200	—
With an allowance	4,292	28

Total:
Construction	311	9
Commercial business	861	14
Commercial real estate	5,131	93
Mortgage warehouse lines	—	—
Residential real estate	925	—
Loans to individuals	281	—
Other	—	—
	$7,509	$116

Purchased Credit-Impaired Loans

Purchased Credit-Impaired Loans ("PCI") are loans acquired at a discount that is due in part to credit quality.  On April 11, 2018, as part of the NJCB merger, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000.

The following table presents additional information regarding PCI loans at December 31, 2018 and 2017:

(In thousands)	2018	2017
Outstanding balance	$2,007	$998
Carrying amount	1,738	864

In 2018, 2017 and 2016, no loan loss provision was recorded for PCI loans.

The following table presents changes in accretable discount for PCI loans for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Balance at beginning of year	$126	$30	$73
Acquisition of impaired loans	168	—	—
Transfer from non-accretable to accretable	—	161	—
Accretion of discount	(130)	(65)	(43)
Balance at end of year	$164	$126	30

Non-accretable difference at end of year	$122	$26	$215

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

(In thousands)	Years ending December 31,
	2019	$110
	2020	54
	Thereafter	—
	Total	$164

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

	December 31,
(Dollars in thousands)	2018		2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	4	$821	1	$77

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

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2018 and 2017:

	2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Business	1	$135	$132
Commercial Real Estate	2	$1,001	$991

	2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$2,337	$2,322

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the years ended December 31, 2018 and 2017.

6.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during the years ended December 31, 2018 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016
Balance, beginning of year	$2,719	$1,357	$870
Loans granted	3,365	1,603	751
Repayments of loans	(279)	(241)	(264)
Balance, end of year	$5,805	$2,719	$1,357

All such loans were made under customary terms and conditions and were current as to principal and interest payments as of December 31, 2018, 2017 and 2016.

Related party deposits were $12.0 million, $10.7 million and $14.9 million at December 31, 2018, 2017 and 2016, respectively.

Rent of approximately $126,000 and $122,000 was paid in 2018 and 2017, respectively, to an entity affiliated with a director of the Company for the lease of one of the Company’s offices. In 2016, the rent paid was less than $120,000.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and affiliated interests on comparable terms as those prevailing from time to time for other non-affiliated customers of the Company. For these transactions, related expenses are not significant to the operations of the Company.

7.           Premises and Equipment

Premises and equipment consist of the following at December 31,

(Dollars in thousands)	Estimated Useful Lives	2018	2017
Land		$1,798	$1,798
Building	40 years	8,340	8,083
Leasehold improvements	3 - 10 years	7,577	6,241
Furniture, fixtures and equipment	3 - 15 years	5,520	5,032
Projects in progress		24	337
		23,259	21,491
Less: Accumulated depreciation		11,606	10,786
Total		$11,653	$10,705

Depreciation expense was $820,000, $814,000 and $893,000 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.           Other Real Estate Owned (“OREO”)

The following table presents the activity in other real estate owned for the years ended December 31,

(In thousands)	2018	2017	2016
Balance, beginning of year	$—	$166	$966
Other real estate owned properties added	1,460	455	141
Other real estate owned property acquired in NJCB merger	1,230	—	—
Sales during the year	—	(626)	(1,002)
Increase in carrying amount of other real estate owned	—	5	61
Forfeitable deposit on other real estate owned	(175)	—	—
Balance, end of year	$2,515	$—	$166
 The Company recorded gains on sales of other real estate owned of $0, $5,000 and $31,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

9.           Goodwill and Intangible Assets

The table below presents goodwill and intangible assets at December 31,

(In thousands)	2018	2017
Goodwill	$11,854	$11,854
Core deposits intangible, net	404	642
Total	$12,258	$12,496

Amortization expense of intangible assets was $318,000, $384,000 and $404,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Scheduled amortization of the core deposits intangible is as follows:

(In thousands)	Year	Amount
	2019	$123
	2020	100
	2021	78
	2022	54
	2023	31
	After five years	18
		$404

10.           Deposits

The following table presents the details of total deposits at December 31,

		% of Total		% of Total
(Dollars in thousands)	2018	Deposits	2017	Deposits
Non-interest bearing	$212,981	22.40%	$196,509	21.31%
Interest bearing	323,503	34.03	372,133	40.36
Savings	189,612	19.95	215,197	23.34
Certificates of deposit	224,576	23.62	138,167	14.99
	$950,672	100.00%	$922,006	100.00%

At December 31, 2018, certificates of deposit have contractual maturities as follows:

(In thousands)	Year	Amount
	2019	$116,043
	2020	76,986
	2021	18,743
	2022	9,147
	2023	3,657
		$224,576

Certificates of deposit greater than $250,000 were $38.0 million and $23.6 million at December 31, 2018 and December 31, 2017, respectively.

11.           Borrowings

At December 31, 2018 the Company had overnight borrowings totaling $71.8 million with an average interest rate of 2.60%. Overnight borrowings at December 31, 2017 totaled $20.5 million with a weighted average interest rate of 1.53%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At December 31, 2018, unused short-term or overnight borrowing potential totaled $131.1 million from the FHLB and borrowing commitments totaled $46.0 million from correspondent banks.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1ST Constitution Capital Trust II (“Trust II”), a Delaware business trust and wholly-owned subsidiary of the Company, for the sole purpose of issuing $18.0 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by the Company, to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (4.4500% at December 31, 2018). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense are summarized as follows for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Federal:
Current	$2,479	$2,791	$3,360
Deferred	209	496	269
Remeasurement of deferred tax assets and liabilities	(28)	1,712	—
	2,660	4,999	3,629
State:
Current	1,561	748	909
Deferred	96	124	85
	1,657	872	994
	$4,317	$5,871	$4,623

A comparison of income tax expense at the Federal statutory rate of 21% in 2018, and 34% in 2017 and 2016 to the Company’s provision for income taxes is as follows:

(In thousands)	2018	2017	2016
Federal income tax	$3,437	$4,352	$4,729
Add (deduct) effect of:
State income taxes net of federal income tax effect	1,309	575	656
Tax-exempt interest income	(416)	(728)	(706)
Bank-owned life insurance	(110)	(177)	(187)
Executive compensation	96	139	—
Remeasurement of federal deferred tax assets and liabilities	(28)	1,712	—
Other items, net	29	(2)	131
Provision for income taxes	$4,317	$5,871	$4,623

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, 2018 and 2017:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,362	$2,253
Unrealized loss on securities available for sale	528	137
Supplemental executive retirement plan liability	1,294	1,213
Other than temporary impairment loss	119	119
Depreciation	612	622
Non-accrual interest	200	330
Acquisition accounting adjustments	647	—
Federal net operating loss carryover, net	871	—
Other	72	147
Total gross deferred tax assets	$6,705	$4,821
Deferred tax liabilities:
Deferred costs	564	540
Pension liability	90	31
Acquisition accounting adjustments	—	44
Total gross deferred tax liabilities	$654	$615

Net deferred tax assets	$6,051	$4,206

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey and other states. The tax years of 2015, 2016, 2017 and 2018 remain open to federal examination. The tax years of 2014, 2015, 2016, 2017 and 2018 remain open for state examination. The Company is currently under examination by the State of New York for the years 2015, 2016 and 2017.

At December 31, 2018, the Company has $6.0 million of federal net operating loss carryforwards which begin to expire in 2034, unless previously used. These net operating loss carryforwards arose from the NJCB merger. The Company's use of the net operating loss carryforward is limited by statute to a maximum of $197,000 per year.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

The Company performed a preliminary analysis in 2017 and expensed an estimated $1.7 million related to the effect of the lower corporate tax rates on the deferred tax assets and liabilities. This was a non-cash charge to income. Upon completion of the 2017 federal tax returns, the provisional remeasurement of federal deferred tax liability was reduced by $28,000. The measurement period under Staff Accounting Bulletin 118 issued by the SEC is closed as of December 22, 2018 and the accounting for the Tax Act is final.

14.           Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income is the total of net income and all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive loss that are included in shareholders' equity and the related tax effects are as follows at December 31, 2018 and 2017:

	2018
(In thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$(2,207)	$528	$(1,679)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	318	(90)	228
Total other comprehensive loss	$(2,390)	$557	$(1,833)

	2017
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$(571)	$137	$(434)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	111	(31)	80
Total other comprehensive loss	$(961)	$225	$(736)

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax:

(In thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$90	$(331)	$111	$(130)
Other comprehensive income (loss) before reclassifications	(424)	—	52	(372)
Amounts reclassified from accumulated other comprehensive income	—	—	(98)	(98)
Other comprehensive income (loss)	(424)	—	(46)	(470)
Balance, December 31, 2016	(334)	(331)	65	(600)
Other comprehensive income (loss) before reclassifications	26	—	38	64
Amounts reclassified from accumulated other comprehensive income	(55)	—	(36)	(91)
Reclassification of certain deferred tax effects	(71)	(51)	13	(109)
Other comprehensive loss	(100)	(51)	15	(136)
Balance, December 31, 2017	(434)	(382)	80	(736)
Other comprehensive income (loss) before reclassifications	(1,236)	—	192	(1,044)
Amounts reclassified from accumulated other comprehensive income	—	—	(44)	(44)
Reclassification adjustment for gains realized in income	(9)	—	—	(9)
Other comprehensive loss	(1,245)	—	148	(1,097)
Balance, December 31, 2018	$(1,679)	$(382)	$228	$(1,833)

15.           Benefit Plans

Retirement Savings Plan: The Bank has a 401(k) Plan (the "Plan") which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make contributions to the Plan up to the IRS salary deferral limit. Under the Plan, the Bank provided a matching contribution of 50%, up to 6% of base compensation. Employer contributions to the Plan amounted to $343,000, $353,000 and $272,000 in 2018, 2017 and 2016.

Bank-Owned Life Insurance: In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors, officers and employees. The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies totaled approximately $28.7 million and $25.1 million as of December 31, 2018 and 2017, respectively. Included in the total at December 31, 2018, is $4.0 million of bank-owned life insurance policies acquired in the NJCB merger.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the "Supplemental Plans"). The Supplemental Plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees participating in the Supplemental Plans. The present value of the benefits accrued under the Supplemental Plans as of December 31, 2018 and 2017 is approximately $4.3 million and $4.2 million, respectively, and is included in other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheets. Compensation expense related to the Supplemental Plans of $287,000, $293,000 and $235,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth the changes in benefit obligations of the Company’s Supplemental Plans for the years ended December 31, 2018 and 2017.

(In thousands)	2018	2017
Change in Benefit Obligation
Beginning January 1	$4,205	$4,613
Service cost	192	197
Interest cost	157	156
Actuarial gain	(269)	(62)
Benefits paid	—	(699)
Ending December 31	$4,285	$4,205

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,603	$4,316
Net actuarial gain included in accumulated other comprehensive loss	(318)	(111)
Net recognized pension liability	$4,285	$4,205

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,285	$4,205
Accumulated benefit obligation	4,120	4,043

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016.

(In thousands)	2018	2017	2016
Service cost	$192	$197	$216
Interest cost	157	156	179
Recognized net actuarial gain	(62)	(60)	(160)
Net periodic benefit cost	$287	$293	$235

The net periodic benefit cost is projected to be $175,000 and actuarial gains of $177,000 are expected to be removed from accumulated other comprehensive loss and recognized as a component of net periodic benefit expense for the year ending December 31, 2019.

For each of the years ended December 31, 2018, 2017 and 2016, the weighted-average discount rate was 4% and the assumed salary increase was 4% for each of the same years.

Management's expectation as of December 31, 2018 for the projected annual benefit payments is represented in the table below.

(In thousands)
2019	$4,587
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$4,587

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”). The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company. Under the Stock Plans, options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances. Options are granted with an exercise price at the then fair market value of the Company’s common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2018, there were 55,136 shares of common stock available for future grants under the Stock Plans.

Share-based compensation expense related to stock options was $57,000, $65,000 and $44,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was approximately $71,000 of unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Stock Plans that is expected to be recognized over the next four years.

Transactions under the Company’s stock option plans during the year ended December 31, 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Balance, January 1, 2018	142,005	$7.86	4.4	$1,486
Granted	10,450	18.30
Exercised	(12,944)	7.18
Forfeited	—	—
Expired	—	—
Balance, December 31, 2018	139,511	$8.70	4.0	$1,566

Exercisable at December 31, 2018	120,495	$7.48	3.4	$1,501

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between market value of the Company's common stock on the last trading day of 2018 and the exercise price). The Company's closing stock price on December 31, 2018 was $19.93. During the year ended December 31, 2018, the aggregate intrinsic value of stock options exercised was $170,000 and the Company received cash totaling $88,000 for options exercised.

The following table summarizes stock options outstanding and exercisable at December 31, 2018:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.54 to $5.63	50,975	2.8	$5.60	50,975	2.8	$5.60
$6.16 to $7.46	45,001	2.3	6.95	45,001	2.3	6.95
$9.30 to $11.98	24,185	6.1	10.70	18,869	5.9	10.49
$18.30 to 18.65	19,350	8.6	18.46	5,650	8.4	18.52
	139,511	4.0	$8.70	120,495	3.4	$7.48

The fair value of each option and the significant weighted average assumptions used to calculate the fair value of the options granted during the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Fair value of options granted	$5.93	$6.05	$4.65
Risk-free rate of return	2.46%	2.45%	2.25%
Expected option life in years	7	7	7
Expected volatility	31.35%	31.25%	30.66%
Expected dividends	1.18%	1.19%	—%

The following table summarizes the activity in nonvested restricted shares for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2018	150,745	$11.87
Granted	62,150	20.19
Vested	(65,362)	16.76
Forfeited	—	—
Balance, December 31, 2018	147,533	$13.21

The value of restricted shares is based upon the market value of the common stock on the date of grant. The shares generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Share-based compensation expense related to stock grants was $962,000, $928,000 and $710,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock grants that will be recognized over the next four years.

17.           Commitments and Contingencies

As of December 31, 2018, future minimum rental payments under non-cancelable operating leases were as follows:

(In thousands)
2019	$1,525
2020	1,392
2021	1,245
2022	1,008
2023	798
Thereafter	2,285
$8,253

Rent expense aggregated $1.8 million for the year ended December 31, 2018 and $1.5 million for each of the years ended December 31, 2017 and 2016.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company was committed to advance $23.1 million and $57.5 million for loans that have not closed and $403.0 million and $387.6 million for lines of credit on closed loans as of December 31, 2018 and 2017, respectively.

The Company issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.” These are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments that the Company could be required to make under these standby letters of credit amounted to $766,000 at December 31, 2018 and $1.2 million at December 31, 2017. The current amount of the liability as of December 31, 2018 and 2017 for guarantors under standby letters of credit is not material.

The Company also enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These commitments are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The notional amount of the Company’s forward sales commitments was approximately $4.3 million at December 31, 2018 and $7.9 million at December 31, 2017. The fair value of the loan origination commitments was $79,000 at December 31, 2018 and $135,000 at December 31, 2017.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2018, 2017 and 2016 are as follows:

(Dollars in thousands)	2018	2017	2016
Regulatory, professional and other consulting fees	$1,713	$2,263	$1,706
Equipment	1,175	1,008	917
Telephone	391	389	377
Amortization of intangible assets	318	384	404
Insurance	375	373	303
Supplies	294	259	219
Marketing	280	225	240
Other expenses	1,946	2,151	1,535
	$6,492	$7,052	$5,701

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2018, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%.

The Bank's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common equity Tier 1	$133,548	12.40%	$48,471	4.50%	$70,013	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,170	8.00%	107,712	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,627	6.00%	86,170	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

As of December 31, 2017
Common equity Tier 1	$115,031	11.74%	$44,106	4.50%	$63,709	6.50%
Total capital to risk-weighted assets	123,044	12.55%	78,411	8.00%	98,014	10.00%
Tier 1 capital to risk-weighted assets	115,031	11.74%	58,808	6.00%	78,411	8.00%
Tier 1 leverage capital	115,031	10.96%	41,987	4.00%	52,484	5.00%

The Company's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common equity Tier 1	$115,537	10.72%	$48,496	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,214	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,661	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A

As of December 31, 2017
Common equity Tier 1	$99,839	10.19%	$44,106	4.50%	N/A	N/A
Total capital to risk-weighted assets	125,852	12.84%	78,411	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	117,839	12.02%	58,808	6.00%	N/A	N/A
Tier 1 leverage capital	117,839	11.23%	41,987	4.00%	N/A	N/A

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

20.           Shareholders’ Equity

The Company issued a warrant on December 23, 2008 to the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). This warrant was sold by the Treasury on November 23, 2011 and exchanged for two new warrants which permit the holders thereof to acquire, on an adjusted basis resulting from declarations of stock and cash dividends to holders of common stock since the issuance of the two warrants, 289,719 shares of common stock of the Company at a price of $6.214 per share. The warrants had an expiration date of December 23, 2018.

Certain terms and conditions of the warrants issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company's common stock at or below a specified price relative to the initial exercise price. However, the two warrants still provide for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock.

On December 19, 2018, both of the outstanding warrants were exercised and pursuant to the terms and conditions of the two warrants, the Company issued a net of 198,378 shares. No cash was received from the exercise of the warrants.

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

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005. The Company repurchased no shares during the years ended December 31, 2018 and 2017, while during the year ended December 31, 2016, the Company repurchased 2,000 shares for an aggregate price of approximately $24,000.

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

Impaired loans: Loans included in the following table are those which the Company has measured and recognized impairment based generally on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties or discounted expected cash flows.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less specific valuation allowances.

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

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations ("GSE")	$—	$2,952	$—	$2,952
Residential collateralized mortgage obligations - GSE	—	48,183	—	48,183
Residential mortgage backed securities-GSE	—	13,882	—	13,882
Obligations of state and political subdivisions	—	23,342	—	23,342
Trust preferred debt securities - single issuer	—	1,329	—	1,329
Corporate debt securities	16,388	10,898	—	27,286
Other debt securities	—	15,248	—	15,248
Total	$16,388	$115,834	$—	$132,222

	December 31, 2017
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S Government sponsored corporations (“GSE”)	$—	$1,967	$—	$1,967
Residential collateralized mortgage obligations - GSE	—	27,325	—	27,325
Residential mortgage backed securities – GSE	—	14,288	—	14,288
Obligations of state and political subdivisions	—	19,720	—	19,720
Trust preferred debt securities - single issuer	—	2,349	—	2,349
Corporate debt securities	16,080	11,603	—	27,683
Other debt securities	—	12,126	—	12,126
Total	$16,080	$89,378	$—	$105,458

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017 are as follows:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2018
Impaired loans	—	—	$6,857	$6,857
Other real estate owned	—	—	1,460	1,460

December 31, 2017
Impaired loans	—	—	$8,313	$8,313

Impaired loans, measured at fair value and included in the above table, consisted of 8 loans having an aggregate balance of $7.3 million and specific loan loss allowances of $453,000 at December 31, 2018 and 14 loans having an aggregate balance of $9.0 million and specific loan loss allowances of $684,000 at December 31, 2017.

The following table presents additional qualitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$6,857	Appraisal of collateral (1)	Appraisal adjustments (2)	5%-23% (10.6%)
Other real estate owned	1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47%-80% (63.5%)

December 31, 2017
Impaired loans	$8,313	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The fair values and the carrying value of financial instruments at December 31, 2018 and 2017 were as follows:

	2018
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$16,844	$16,844	$—	$—	$16,844
Securities available for sale	132,222	16,388	115,834	—	132,222
Securities held to maturity	79,572	—	80,204	—	80,204
Loans held for sale	3,020	—	3,141	—	3,141
Net loans	874,762	—	—	874,742	874,742
SBA servicing asset	991	—	1,490	—	1,490
Interest rate lock derivative	79	—	79	—	79
Accrued interest receivable	3,860	—	3,860	—	3,860
FHLB Stock	3,929	—	3,929	—	3,929
Deposits	(950,672)	—	(949,813)	—	(949,813)
Short-term borrowings	(71,775)	—	(71,775)	—	(71,775)
Redeemable subordinated debentures	(18,557)	—	(12,774)	—	(12,774)
Accrued interest payable	(1,228)	—	(1,228)	—	(1,228)

	2017
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$18,754	$18,754	$—	$—	$18,754
Securities available for sale	105,458	16,080	89,378	—	105,458
Securities held to maturity	110,267	—	111,865	—	111,865
Loans held for sale	4,254	—	4,539	—	4,539
Net loans	781,893	—	—	784,064	784,064
SBA servicing asset	726	—	1,016	—	1,016
Interest rate lock derivative	135	—	135	—	135
Accrued interest receivable	3,478	—	3,478	—	3,478
FHLB Stock	1,490	—	1,490	—	1,490
Deposits	(922,006)	—	(920,732)	—	(920,732)
Short-term borrowings	(20,500)	—	(20,500)	—	(20,500)
Redeemable subordinated debentures	(18,557)	—	(12,326)	—	(12,326)
Accrued interest payable	(804)	—	(804)	—	(804)

Loan commitments and standby letters of credit as of December 31, 2018 and 2017 were based on fees charged for similar agreements; accordingly, the estimated fair values of loan commitments and standby letters of credit were nominal.

22.           Parent-only Financial Information

The condensed financial statements of 1STConstitution Bancorp (parent company only) are presented below:

1ST CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31,
	2018	2017
Assets:
Cash	$425	$317
Investment securities	557	557
Investment in subsidiary	145,096	126,846
Other assets	—	2,519
Total Assets	$146,078	$130,239
Liabilities And Shareholders’ Equity
Other liabilities	$436	$29
Subordinated debentures	18,557	18,557
Shareholders’ equity	127,085	111,653
Total Liabilities and Shareholders’ Equity	$146,078	$130,239

1ST CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2018	2017	2016
Income:
Interest income	$—	$16	$13
Dividend income from subsidiary	2,830	1,826	1,240
Total Income	2,830	1,842	1,253
Expense:
Interest expense	694	535	440
Total Expense	694	535	440
Income before income taxes and equity in undistributed income of subsidiaries	2,136	1,307	813
Income tax benefit	(146)	(177)	(146)
Income before equity in undistributed income of subsidiaries	2,282	1,484	959
Equity in undistributed income of subsidiaries	9,766	5,444	8,326
Net Income	12,048	6,928	9,285
Equity in other comprehensive loss of subsidiaries	(1,097)	(27)	(470)
Comprehensive Income	$10,951	$6,901	$8,815

1ST CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net Income	$12,048	$6,928	$9,285
Adjustments:
Decrease (increase) in other assets	2,520	(68)	(126)
Increase (decrease) in other liabilities	407	(16)	408
Equity in undistributed income of subsidiaries	(9,766)	(5,444)	(8,326)
Net cash provided by operating activities	5,209	1,400	1,241

Cash Flows From Investing Activities:
Investment in subsidiary	—	(130)	(501)
Cash paid for NJCB merger	(3,069)	—
Net cash used in investing activities	(3,069)	(130)	(501)

Cash Flows From Financing Activities:
Cash dividend paid	(2,120)	(1,690)	(399)
Exercise of stock options	88	247	96
Purchase of treasury stock, net	—	—	(24)
Net cash used in financing activities	(2,032)	(1,443)	(327)

Net increase (decrease) in cash	108	(173)	413
Cash at beginning of year	317	490	77
Cash at end of year	$425	$317	$490
`

23.           Quarterly Financial Data (Unaudited)

The following table sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2018 and 2017.

Selected 2018 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$13,754	$13,783	$12,881	$11,055
Interest expense	2,415	2,387	1,863	1,376
Net interest income	11,339	11,396	11,018	9,679
Provision for loan losses	225	225	225	225
Net interest income after provision for loan losses	11,114	11,171	10,793	9,454
Non-interest income	1,836	2,154	2,043	1,885
Non-interest expense	8,295	7,894	10,251	7,645
Income before income taxes	4,655	5,431	2,585	3,694
Income taxes	1,342	1,420	714	841
Net income	$3,313	$4,011	$1,871	$2,853
Earnings per common share:(1)
Basic	$0.39	$0.48	$0.22	$0.35
Diluted	0.38	0.46	0.22	0.34

Selected 2017 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$11,227	$10,811	$10,142	$9,483
Interest expense	1,418	1,451	1,340	1,289
Net interest income	9,809	9,360	8,802	8,194
Provision for loan losses	150	150	150	150
Net interest income after provision for loan losses	9,659	9,210	8,652	8,044
Non-interest income	1,930	2,112	1,785	2,413
Non-interest expense	8,064	7,609	7,677	7,656
Income before income taxes	3,525	3,713	2,760	2,801
Income taxes	2,951	1,227	841	852
Net income	$574	$2,486	$1,919	$1,949
Earnings per common share:(1)
Basic	$0.07	$0.31	$0.24	$0.24
Diluted	0.07	0.30	0.23	0.23

(1) The sum of quarterly income per basic and diluted common share may not equal net income per basic and diluted common share, respectively, for the years ended December 31, 2018, 2017 and 2016 due to differences in the computation of weighted average diluted common shares on a quarterly and annual basis.
24.     Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2018, 2017 and 2016. Items outside the scope of Topic 606 are noted as such.

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service charges on deposits:
Overdraft fees	$343	$300	$397
Other	295	296	318
Interchange income	405	347	312
Other income - in scope	521	340	338
Income on BOLI (1)	575	522	549
Net gains on sales of loans (1)	4,475	5,149	3,785
Loan servicing fees (1)	656	576	534
Net gains on sales and calls of securities (1)	12	129	—
Gain from bargain purchase (1)	230	—	—
Other income (1)	406	581	689
	$7,918	$8,240	$6,922
(1) Not within the scope of Topic 606
A description of the Company’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposits: The Company earns fees from its deposit account customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

1ST CONSTITUTION BANCORP

Date:	March 15, 2019	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 15, 2019
Robert F. Mangano	(Principal Executive Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 15, 2019
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 15, 2019
William M. Rue /s/ EDWIN J. PISANI	Director	March 15, 2019
Edwin J. Pisani /s/ ANTONIO L. CRUZ	Director	March 15, 2019
Antonio L. Cruz /s/ ROY D. TARTAGLIA	Director	March 15, 2019
Roy D. Tartaglia /s/ J. LYNNE CANNON	Director	March 15, 2019
J. Lynne Cannon /s/ JAMES G. AARON	Director	March 15, 2019
James G. Aaron /s/ CARMEN M. PENTA	Director	March 15, 2019
Carmen M. Penta /s/ WILLIAM J. BARRETT	Director	March 15, 2019
William J. Barrett /s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 15, 2019
Stephen J. Gilhooly /s/ NAQI A. NAQVI	(Principal Financial Officer) Senior Vice President and Chief Accounting Officer	March 15, 2019
Naqi A. Naqvi	(Principal Accounting Officer)