Form 10-Q
period 2019-03-31
1ST CONSTITUTION BANCORP
filed 2019-05-08
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(609) 655-4500
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	FCCY	NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 2, 2019, there were 8,627,708 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$5,308	$4,983
Interest-earning deposits	9,853	11,861
Total cash and cash equivalents	15,161	16,844
Investment securities
Available for sale, at fair value	147,237	132,222
Held to maturity (fair value of $78,929 and $80,204 at March 31, 2019 and December 31, 2018, respectively)	77,826	79,572
Total investment securities	225,063	211,794
Loans held for sale	1,169	3,020
Loans	874,333	883,164
Less: allowance for loan losses	(8,704)	(8,402)
Net loans	865,629	874,762
Premises and equipment, net	11,620	11,653
Right-of-use assets	15,391	—
Accrued interest receivable	3,779	3,860
Bank-owned life insurance	28,844	28,705
Other real estate owned	2,515	2,515
Goodwill and intangible assets	12,226	12,258
Other assets	10,080	12,422
Total assets	$1,191,477	$1,177,833
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$213,387	$212,981
Interest bearing	781,818	737,691
Total deposits	995,205	950,672
Short-term borrowings	22,050	71,775
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,589	1,228
Lease liability	15,912	—
Accrued expenses and other liabilities	6,957	8,516
Total liabilities	1,060,270	1,050,748
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,659,040 and 8,639,276 shares issued and 8,625,742 and 8,605,978 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	79,828	79,536
Retained earnings	52,501	49,750
Treasury stock, 33,298 shares at March 31, 2019 and December 31, 2018	(368)	(368)
Accumulated other comprehensive loss	(754)	(1,833)
Total shareholders’ equity	131,207	127,085
Total liabilities and shareholders’ equity	$1,191,477	$1,177,833
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$12,157	$9,536
Securities:
Taxable	1,270	866
Tax-exempt	441	515
Federal funds sold and short-term investments	47	138
Total interest income	13,915	11,055
INTEREST EXPENSE
Deposits	2,317	1,219
Borrowings	173	7
Redeemable subordinated debentures	198	150
Total interest expense	2,688	1,376
Net interest income	11,227	9,679
PROVISION FOR LOAN LOSSES	300	225
Net interest income after provision for loan losses	10,927	9,454
NON-INTEREST INCOME
Service charges on deposit accounts	166	150
Gain on sales of loans	1,045	1,149
Income on Bank-owned life insurance	139	114
Gain on sales of securities	—	6
Other income	516	466
Total non-interest income	1,866	1,885
NON-INTEREST EXPENSES
Salaries and employee benefits	4,963	4,738
Occupancy expense	1,021	812
Data processing expenses	348	309
FDIC insurance expense	100	130
Other real estate owned expenses	48	2
Merger-related expenses	—	164
Other operating expenses	1,614	1,490
Total non-interest expenses	8,094	7,645
Income before income taxes	4,699	3,694
INCOME TAXES	1,302	841
Net income	$3,397	$2,853

EARNINGS PER COMMON SHARE
Basic	$0.39	$0.35
Diluted	$0.39	$0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,624,088	8,111,490
Diluted	8,694,004	8,386,751
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$3,397	$2,853
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,408	(1,351)
Tax effect	(337)	322
Net of tax amount	1,071	(1,029)

Reclassification adjustment for gains on securities available for sale (1)	—	(6)
Tax effect (2)	—	2
Net of tax amount	—	(4)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	1	—
Tax effect	—	—
Net of tax amount	1	—

Pension liability	55	—
Tax effect	(17)	—
Net of tax amount	38	—

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (4)	(44)	(15)
Tax effect (2)	13	4
Net of tax amount	(31)	(11)

Total other comprehensive income (loss)	1,079	(1,044)

Comprehensive income	$4,476	$1,809
(1) Included in gain on sales of securities on the consolidated statements of income
(2) Included in income taxes on the consolidated statements of income
(3) Included in investment securities held to maturity on the consolidated balance sheets
(4) Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	2,853	—	—	2,853
Exercise of stock options and issuance of restricted shares (2,989 shares and 26,400 shares, respectively)	20	—	—	—	20
Share-based compensation	237	—	—	—	237
Cash dividends ($0.06 per share)	—	(485)	—	—	(485)
Other comprehensive loss	—	—	—	(1,044)	(1,044)
Balance, March 31, 2018	$73,192	$42,190	$(368)	$(1,780)	$113,234

Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	3,397	—	—	3,397
Exercise of stock options and issuance of restricted shares (5,364 shares and 14,400 shares, respectively)	23	—	—	—	23
Share-based compensation	269	—	—	—	269
Cash dividends ($0.075 per share)	—	(646)	—	—	(646)
Other comprehensive income	—	—	—	1,079	1,079
Balance, March 31, 2019	$79,828	$52,501	$(368)	$(754)	$131,207
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$3,397	$2,853
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	300	225
Depreciation and amortization	340	332
Net amortization of premiums and discounts on securities	110	152
SBA discount accretion	(92)	(73)
Gains on sales and calls of securities available for sale	—	(6)
Gains on sales of loans held for sale	(1,045)	(1,149)
Originations of loans held for sale	(22,467)	(25,471)
Proceeds from sales of loans held for sale	25,363	28,955
Increase in cash surrender value on bank–owned life insurance	(139)	(128)
Loss on cash surrender value on bank-owned life insurance	—	14
Share-based compensation expense	269	237
Increase in deferred tax asset	—	(36)
Noncash rent and equipment expense	53	—
Decrease in accrued interest receivable	81	276
Increase in other assets	(304)	(991)
Increase (decrease) in accrued interest payable	361	(29)
(Decrease) increase in accrued expenses and other liabilities	(1,084)	1,164
Net cash provided by operating activities	5,143	6,325
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(20,950)	(12,057)
Held to maturity	(2,739)	(1,200)
Proceeds from maturities and payments of securities:
Available for sale	7,280	3,584
Held to maturity	4,436	8,645
Proceeds from bank-owned life insurance benefits paid	—	893
Net redemption (purchase) of restricted stock	2,238	(195)
Net decrease in loans	8,924	13,377
Capital expenditures	(200)	(71)
Net cash (used in) provided by investing activities	(1,011)	12,976
FINANCING ACTIVITIES:
Exercise of stock options	23	20
Cash dividends paid to shareholders	(646)	(485)
Net increase (decrease) in deposits	44,533	(30,920)
(Decrease) increase in short-term borrowings	(49,725)	9,325
Net cash used in financing activities	(5,815)	(22,060)
Decrease in cash and cash equivalents	(1,683)	(2,759)
Cash and cash equivalents at beginning of period	16,844	18,754
Cash and cash equivalents at end of period	$15,161	$15,995
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$2,327	$1,405
Income taxes	2,192	62
Non-cash activities:
Right-of-use assets	15,674	—
Lease liability	16,142	—

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards
ASU 2019-01 - Leases: Codification Improvements (Topic 842)
In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” ASU 2019-01 aligns the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard. Although this guidance is effective for years beginning after December 15, 2019, however. the Company adopted this guidance along with the adoption of ASU 2018-11, “Leases- Targeted Improvements,” and ASU 2016-02, “Leases.” The adoption of this guidance did have a material impact on the Company's financial statements. See the discussions regarding the adoptions of ASU 2018-11 and ASU 2016-02 below.

ASU 2018-13 - Fair Value Measurement (Topic 820)
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The following disclosure requirements that are applicable to public entities were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

2.	The policy for timing of transfers between levels; and

3.	The valuation process for Level 3 fair value measurements.

The following disclosure requirements were modified in Topic 820:

1.
In lieu of a roll-forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy, in addition to purchases and issues of Level 3 assets and liabilities;

2.
For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

The following disclosure requirements applicable to public companies were added to Topic 820:

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance effective January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-11 - Leases - Targeted Improvements (Topic 842)
In July 2018, the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional (and optional) transition method for a cumulative effect adjustment. The additional transition method allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for calendar-year-end public business entities) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases).

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019 along with the adoption of ASU 2016-02-, “Leases.” The adoption of this guidance did have a material impact on the Company's financial statements. See the discussion regarding the adoption of ASU 2016-02 on page 8.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.

The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendment also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.”

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

ASU Update 2016-02 - Leases

In February 2016, the FASB issued ASU 2016-02 “Leases.” From the lessee's perspective, the new standard establishes a right- of-use (“ROU”) model that requires a lessee to record a ROU assets and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842 effective January 1, 2019 utilizing the optional transition method as provided by ASU 2018-11. Under the optional transition method, only the most recent period presented reflected the adoption with a cumulative-effect adjustment to the opening balance of retained earnings and the comparative prior periods will be presented under the previous guidance of Topic 840.

The new guidance includes a number of optional transition-related practical expedients. The Company elected to apply the practical expedients that relate to: the identification and classification of leases that commenced before January 1, 2019 and the initial direct costs of those leases.

The election of these practical expedients allows the Company to continue to account for those leases that commenced before January 1, 2019 in accordance with previous U.S. GAAP. All of the Company’s leases that commenced before January 1, 2019 were operating leases. The lease expense will continue to be recognized based on the terms of the leases, except that a right-of-use asset and a lease liability was recognized for each operating lease at January 1, 2019 based on the present value of the remaining minimum lease payments.

At January 1, 2019, the Company had 16 leases for real property, which included leases for 13 of its branch offices and leases for three offices that are used for general office space. All of the real property leases included one or more options to extend the lease term. Two of the leases for branch offices constituted a lease for the land under the building and the Company owned the leasehold improvements to these two leases. The Company also had 13 leases for office equipment, which were primarily copier/printers.

For purposes of adopting Topic 842, the Company assumed in general that it would exercise the next lease extension for each real estate lease in order to have use of the property for at least a 5 to 10 year future period. With respect to one lease for land, the Company assumed that it would exercise all extensions covering a 25 year period due to the significance of the leasehold improvements. None of the equipment leases include extensions and generally have three to five year terms.

Due to the significance of the leases for real estate and the assumption regarding the exercise of the extensions for one land lease, the adoption of Topic 842 resulted in the recognition of a significant lease liability and ROU assets.

The Company adopted ASU Topic 842 effective January 1, 2019 and recognized a lease liability of $16.2 million and ROU assets of $15.7 million. The adoption of this guidance in 2019 did have a material impact on the Company's financial condition.

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank. The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash consideration of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, that the Company may incur after closing the merger as a result of a certain litigation matter.
The merger was accounted for under the acquisition method of accounting, and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the acquisition date. NJCB’s results of operations have been included in the Company’s Consolidated Statements of Income since April 11, 2018.
The assets acquired and liabilities assumed in the merger were recorded at their fair values based on management’s best estimates, using information available at the date of the merger, including the use of third-party valuation specialists.
The following table summarizes the fair value of the acquired assets and liabilities assumed:

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
Investments were recorded at fair value, utilizing quoted market prices on nationally recognized exchanges (Level 1) or by using Level 2 inputs.  For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the securities' terms and conditions, among other things.

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
The following is a summary of the loans acquired with evidence of deteriorated credit quality in the NJCB acquisition as of the date of the closing of the merger:

(Dollars in thousands)	Acquired Credit Impaired Loans

Contractually required principal and interest at acquisition	$1,658
Contractual cash flows not expected to be collected (non-accretable difference)	609
Expected cash flows at acquisition	1,049
Interest component of expected cash flows (accretable difference)	168

Fair value of acquired loans	$881
Bank-owned life insurance was recorded at the cash surrender value of the insurance policies, which approximates the redemption value of the policies.
The core deposit intangible asset totaled $80,000 and is being amortized over its estimated useful life of approximately 10 years, using an accelerated method. No goodwill was recognized in the transaction.
The following table presents the projected amortization of the core deposit intangible asset for each period:

(Dollars in thousands)	Amount
Year
2019	$13
2020	12
2021	10
2022	8
2023	7
Thereafter	15
$65
The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts, were assumed to equal the carrying value amounts since these deposits are payable on demand. The fair values of certificates of deposit represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.
Direct costs related to the acquisition were expensed as incurred. The Company incurred $164,000 in merger-related expenses for the three months ended March 31, 2018.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former NJCB operations included in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019 under the column “NJCB Three Months Ended March 31, 2019.” In addition, the table presents unaudited condensed pro forma financial information assuming that the NJCB acquisition had been completed as of January 1, 2018.
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

(Dollars in thousands)	NJCB Three Months Ended 3/31/2019	Actual for the Three Months Ended 3/31/2019	Pro Forma for the Three Months Ended 3/31/2018

Net interest income	$563	$11,227	$10,400
Non-interest income	21	1,866	1,941
Non-interest expenses	337	8,094	8,698
Income taxes	113	1,302	842
Net income	264	3,397	2,576

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended March 31, 2019 and 2018, 30,630 options and no options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Net income	$3,397	$2,853

Basic weighted average shares outstanding	8,624,088	8,111,490
Plus: common stock equivalents	69,916	275,261
Diluted weighted average shares outstanding	8,694,004	8,386,751
Earnings per share:
Basic	$0.39	$0.35
Diluted	$0.39	$0.34

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$2,996	$—	$(14)	$2,982
Residential collateralized mortgage obligations - GSE	53,325	110	(514)	52,921
Residential mortgage backed securities - GSE	16,314	105	(48)	16,371
Obligations of state and political subdivisions	22,284	233	(23)	22,494
Trust preferred debt securities - single issuer	1,490	—	(109)	1,381
Corporate debt securities	28,297	—	(435)	27,862
Other debt securities	23,330	13	(117)	23,226
Total	$148,036	$461	$(1,260)	$147,237

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities - single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
Total	$134,429	$203	$(2,410)	$132,222

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,375	$—	$6,375	$48	$(101)	$6,322
Residential mortgage backed securities - GSE	32,842	—	32,842	176	(153)	32,865
Obligations of state and political subdivisions	35,607	—	35,607	724	(31)	36,300
Trust preferred debt securities - pooled	657	(500)	157	517	—	674
Other debt securities	2,845	—	2,845	—	(77)	2,768
Total	$78,326	$(500)	$77,826	$1,465	$(362)	$78,929

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
Total	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

At March 31, 2019 and December 31, 2018, $75.7 million and $80.4 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at March 31, 2019 and December 31, 2018 and totaled $1.8 million and $4.1 million, respectively. Restricted stock consisted of $1.7 million of FHLB stock and $135,000 of Atlantic Community Bankers Bank stock at March 31, 2019 and $3.9 million of FHLB and $135,000 of Atlantic Community Bankers Bank stock at December 31, 2018.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2019.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$8,862	$8,880	2.54%
Due after one year through five years	35,943	35,580	2.91%
Due after five years through ten years	24,970	24,939	3.11%
Due after ten years	78,261	77,838	3.01%
Total	$148,036	$147,237	2.97%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$8,962	$9,001	3.27%
Due after one year through five years	16,670	16,988	3.69%
Due after five years through ten years	21,574	21,835	3.14%
Due after ten years	30,620	31,105	3.31%
Total	$77,826	$78,929	3.34%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$997	$(1)	$1,985	$(13)	$2,982	$(14)
Residential collateralized mortgage obligations - GSE	20	7,425	(88)	29,670	(527)	37,095	(615)
Residential mortgage backed securities - GSE	49	5,850	(8)	21,554	(193)	27,404	(201)
Obligations of state and political subdivisions	19	514	(4)	7,658	(50)	8,172	(54)
Trust preferred debt securities - single issuer	2	—	—	1,382	(109)	1,382	(109)
Corporate debt securities	10	6,360	(187)	21,501	(248)	27,861	(435)
Other debt securities	10	14,013	(90)	6,291	(104)	20,304	(194)
Total temporarily impaired securities	112	$35,159	$(378)	$90,041	$(1,244)	$125,200	$(1,622)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$994	$(1)	$1,958	$(40)	$2,952	$(41)
Residential collateralized mortgage obligations - GSE	34	20,756	(138)	22,106	(682)	42,862	(820)
Residential mortgage backed securities - GSE	68	18,393	(141)	19,402	(305)	37,795	(446)
Obligations of state and political subdivisions	67	12,785	(154)	11,638	(213)	24,423	(367)
Trust preferred debt securities - single issuer	2	1,329	(161)	—	—	1,329	(161)
Corporate debt securities	10	8,912	(632)	18,374	(405)	27,286	(1,037)
Other debt securities	9	10,943	(93)	4,613	(130)	15,556	(223)
Total temporarily impaired securities	192	$74,112	$(1,320)	$78,091	$(1,775)	$152,203	$(3,095)
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

Corporate debt securities.  The unrealized losses on investments in corporate debt securities were caused by an increase in market interest rates, which includes the yield required by the market participant for the issuer’ s credit risk.  None of the corporate issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two-issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)) consisting primarily of debt securities issued by financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment of $865,000, of which $364,000 was determined to be a credit loss and charged to operations, and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity.

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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment is required. As of March 31, 2019, the security was in an unrealized gain position and the security was receiving the interest and principal allocable to it. In the first quarter of 2019, a portion of the $501,000 other-than-temporary impairment was recognized as an increase in the carrying amount of the bond. The remaining balance will be recognized over the remaining term of the bond.

(5)   Allowance for Loan Losses and Credit Quality
The Company’s primary lending emphasis is the origination of commercial real estate loans, mortgage warehouse lines of credit and commercial business. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at March 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$1,677	$—	$1,315	$2,992	$393,697	$396,689	$—	$1,030
Mortgage warehouse lines	—	—	—	—	128,174	128,174	—	—
Construction	—	—	—	—	155,581	155,581	—	—
Commercial business	374	—	443	817	121,900	122,717	—	635
Residential real estate	961	—	1,151	2,112	45,114	47,226	—	1,151
Loans to individuals	—	—	444	444	23,179	23,623	—	629
Other	—	—	—	—	162	162	—	—
Total loans	$3,012	$—	$3,353	$6,365	$867,807	874,172	$—	$3,445
Deferred loan costs, net						161
Total loans						$874,333

The following table provides an aging of the loan portfolio by loan class at December 31, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$499	$1,201	$1,700	$386,731	$388,431	$—	$1,439
Mortgage warehouse lines	—	—	—	—	154,183	154,183	—	—
Construction	—	—	—	—	149,387	149,387	—	—
Commercial business	280	—	466	746	119,844	120,590	—	3,532
Residential real estate	588	—	1,156	1,744	45,519	47,263	—	1,156
Loans to individuals	16	237	263	516	22,446	22,962	55	398
Other	—	—	—	—	181	181	—	—
Total loans	$884	$736	$3,086	$4,706	$878,291	882,997	$55	$6,525
Deferred loan costs, net						167
Total loans						$883,164
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At March 31, 2019 and December 31, 2018, there were $861,000 and $865,000 of purchased credit impaired loans, respectively, that were not classified as a non-performing loan due to the accretion of income based on their original contract terms.
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

3.  Good - Loans to companies whose balance sheets show good liquidity and cash flow adequate to meet maturities of long-term debt with a comfortable margin. Such companies have established profitable records over a number of years, and there has been growth in net worth.  Operating ratios are in line with those of the industry, and expenses are in proper relationship to the volume of business done and the profits achieved. Management is well-balanced and competent in their responsibilities. Economic environment is favorable; however, competition is strong. The prospects for growth are good. Loans in this category do not meet the collateral requirements of loans graded excellent and above average.

3w.  Watch - Included in this category are loans evidencing problems identified by Company management that require closer supervision, but do not require a “special mention” rating. This category also covers situations where the Company does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification.

4.  Special Mention - A “special mention” loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

6.  Doubtful - A loan classified as “doubtful” has all the weaknesses inherent of a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

7.  Loss - A loan classified as “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value. Rather, this classification indicates that it is not practical or desirable to defer writing off this loan even though partial recovery may occur in the future.

The following table provides a breakdown of the loan portfolio by credit quality indicator at March 31, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$152,606	$111,630	$372,756	$127,830	$45,490
Special Mention	2,975	9,931	14,671	344	98
Substandard	—	918	9,262	—	1,638
Doubtful	—	238	—	—	—
Total	$155,581	$122,717	$396,689	$128,174	$47,226

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,825	$162
Non-performing	798	—
Total	$23,623	$162

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$146,460	$104,162	$366,424	$152,378	$45,825
Special Mention	2,927	12,703	13,317	1,805	103
Substandard	—	3,487	8,690	—	1,335
Doubtful	—	238	—	—	—
Total	$149,387	$120,590	$388,431	$154,183	$47,263

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,564	$181
Non-performing	398	—
Total	$22,962	$181

Impaired Loans
Loans are considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. When a loan is placed on non-accrual status, it is also considered to be impaired. Loans are placed on non-accrual status when: (1) the full collection of interest or principal becomes uncertain or (2) the loans are contractually past due 90 days or more as to interest or principal payments unless the loans are both well secured and in the process of collection.

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$238	$110	$—	$—	$—	$—	$—	$348
Loans acquired with deteriorated credit quality	—	—	1	—	—	—	—	—	1
Collectively evaluated for impairment	1,794	1,377	3,529	582	426	155	—	492	8,355
Ending Balance	$1,794	$1,615	$3,640	$582	$426	$155	$—	$492	$8,704

Loans receivable:
Individually evaluated for impairment	$103	$878	$4,666	$—	$1,151	$629	$—	$—	$7,427
Loans acquired with deteriorated credit quality	—	329	1,405	—	—	—	—	—	1,734
Collectively evaluated for impairment	155,478	121,510	390,618	128,174	46,075	22,994	162	—	865,011
Ending Balance	$155,581	$122,717	$396,689	$128,174	$47,226	$23,623	$162	$—	874,172
Deferred loan costs, net									161
									$874,333

	December 31, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—	$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—	2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92	7,949
Ending Balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402

Loans receivable:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	870,734
Ending Balance	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	882,997
Deferred loan costs, net									167
									$883,164
The activity in the allowance for loan loss by loan class for the three months ended March 31, 2019 and 2018 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	62	(214)	201	(149)	(5)	5	—	400	300
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - March 31, 2019	$1,794	$1,615	$3,640	$582	$426	$155	$—	$492	$8,704

Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	(91)	(52)	164	(120)	54	15	1	254	225
Loans charged off	—	—	—	—	—	—	(1)	—	(1)
Recoveries of loans charged off	—	7	53	—	—	—	—	—	60
Balance - March 31, 2018	$1,612	$1,675	$3,166	$732	$446	$129	$—	$537	$8,297
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

Impaired Loans Receivables (By Class)

				Three Months Ended March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$103	$103	$—	$103	$2
Commercial Business	872	1,198	—	951	26
Commercial Real Estate	1,406	1,849	—	1,757	16
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	2,381	3,150	—	2,811	44
Residential Real Estate	1,151	1,239	—	1,152	—
Consumer:
Loans to Individuals	629	713	—	552	—
Other	—	—	—	—	—
Subtotal	629	713	—	552	—
With no allowance:	$4,161	$5,102	$—	$4,515	$44

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—
Commercial Business	335	335	238	2,145	2
Commercial Real Estate	4,665	4,665	111	4,351	58
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	5,000	5,000	349	6,496	60
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	$5,000	$5,000	$349	$6,496	$60
Total:
Construction	103	103	—	103	2
Commercial Business	1,207	1,533	238	3,096	28
Commercial Real Estate	6,071	6,514	111	6,108	74
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,151	1,239	—	1,152	—
Consumer	629	713	—	552	—
Total	$9,161	$10,102	$349	$11,011	$104

Impaired Loans Receivables (By Class)

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$103	$103	$—
Commercial Business	992	1,332	—
Commercial Real Estate	2,304	2,629	—
Mortgage Warehouse Lines	—	—	—
Subtotal	3,399	4,064	—
Residential Real Estate	1,156	1,241	—
Consumer:
Loans to Individuals	398	478	—
Other	—	—	—
Subtotal	398	478	—
With no allowance	$4,953	$5,783	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,102	3,217	380
Commercial Real Estate	4,208	4,208	73
Mortgage Warehouse Lines	—	—	—
Subtotal	7,310	7,425	453
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$7,310	$7,425	$453

Total:
Construction	103	103	—
Commercial Business	4,094	4,549	380
Commercial Real Estate	6,512	6,837	73
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,156	1,241	—
Consumer	398	478	—
Total	$12,263	$13,208	$453

Impaired Loans Receivables (By Class)

	Three Months Ended March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$147	$2
Commercial Business	1,250	27
Commercial Real Estate	1,965	17
Mortgage Warehouse Lines	—	—
Subtotal	3,362	46
Residential Real Estate	266	—

Consumer:
Loans to Individuals	405	—
Other	—	—
Subtotal	405	—
With no allowance	$4,033	$46
With an allowance:
Commercial:
Construction	$—	$—
Commercial Business	3,425	46
Commercial Real Estate	4,282	41
Mortgage Warehouse Lines	—	—
Subtotal	7,707	87
Residential Real Estate	—	—
Consumer:
Loans to Individuals	—	—
Other	—	—
Subtotal	—	—
With an allowance	$7,707	$87
Total:
Construction	147	2
Commercial Business	4,675	73
Commercial Real Estate	6,247	58
Mortgage Warehouse Lines	—	—
Residential Real Estate	266	—
Consumer	405	—
Total	$11,740	$133

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On April 11, 2018, as part of the NJCB merger, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000. The following table presents additional information regarding purchased credit-impaired loans at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding balance	$1,966	$2,007
Carrying amount	$1,734	$1,738
Changes in accretable discount for purchased credit-impaired loans for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$164	$126
Accretion of discount	(35)	(23)
Balance at end of period	$129	$103
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

March 31, 2019		December 31, 2018
Number of loans	Recorded Investment	Number of loans	Recorded Investment
4	$821	4	$821
At March 31, 2019 and December 31, 2018, there was one residential property with a fair value of $1.1 million, held in other real estate owned.
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
If the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period and maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial statements and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may be offered for only that time period. Where possible, the Bank attempts to obtain additional collateral and/or secondary repayment sources at the time of the restructuring in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default. In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.
There were no loans modified as a TDR during the three months ended March 31, 2019 and March 31, 2018. There were no TDRs that subsequently defaulted within 12 months of restructuring during the three months ended March 31, 2019.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Service charges on deposits:
Overdraft fees	$89	$79
Other	77	71
Interchange income	103	67
Other income - in scope	94	86
Income on BOLI (1)	139	114
Net gains on sales of loans (1)	1,045	1,149
Loan servicing fees (1)	179	151
Net gains on sales and calls of securities (1)	—	6
Other income (1)	140	162
	$1,866	$1,885
(1) Not within the scope of ASC 606

(7) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 485,873 shares of the Company’s common stock (as adjusted for stock dividends) through awards that may be granted in the form of stock options to purchase common stock (each an “Option” and collectively, “Options”), awards of restricted shares of common stock (“Stock Awards”) and restricted stock units (“RSUs”).
As of March 31, 2019, there were 33,869 shares of common stock available for future grants under the Stock Plans.
The following table summarizes Options activity during the three months ended March 31, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	139,511	$8.70
Granted	11,400	19.38
Exercised	(5,364)	7.50
Expired or exchanged	(1,615)	7.50
Outstanding at March 31, 2019	143,932	$9.61	4.4	$1,175

Exercisable at March 31, 2019	120,833	$7.93	3.5	$1,189
The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the three months ended March 31, 2019 were as follows:

Fair value of options granted	$5.63
Risk-free rate of return	2.55%
Expected option life in years	7
Expected volatility	29.09%
Expected dividends	1.56%
Share-based compensation expense related to Options was $23,000 and $24,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $108,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in unvested shares of restricted stock for the three months ended March 31, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2019	147,533	$13.21
Granted	14,400	19.38
Vested	(28,218)	15.07
Non-vested at March 31, 2019	133,715	$13.48
Share-based compensation expense related to Stock Awards was $246,000 and $213,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $1.9 million of unrecognized compensation cost related to unvested Stock Awards.
In January 2019, the Company granted 10,300 RSUs with a grant date fair value of $19.38. The RSUs will vest pro rata over 3 years subject to achievement of certain established performance metrics.  The ultimate number of RSUs earned will depend on the performance measured. RSUs vesting may be more or less than the target award. The award could be in cash or shares of stock.
(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At March 31, 2019 and December 31, 2018, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $28.8 million and $28.7 million at March 31, 2019 and December 31, 2018, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Service cost	$47	$35
Interest cost	41	28
Actuarial gain recognized	(44)	(15)
Total	$44	$48

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive loss, and the related tax effects, are as follows:

	March 31, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(799)	$191	$(608)
Unrealized impairment loss on held to maturity security	(500)	119	(381)
Gains on unfunded pension liability	327	(92)	235
Accumulated other comprehensive loss	$(972)	$218	$(754)

	December 31, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(2,207)	$528	$(1,679)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	318	(90)	228
Accumulated other comprehensive loss	$(2,390)	$557	$(1,833)

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance - January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income (loss) before reclassifications	1,071	—	38	1,109
Amounts reclassified from accumulated other comprehensive income	—	1	(31)	(30)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income (loss)	1,071	1	7	1,079
Balance -March 31, 2019	$(608)	$(381)	$235	$(754)

Balance - January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive income (loss) before reclassifications	(1,029)	—	—	(1,029)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	(4)	—	—	(4)
Other comprehensive income (loss)	(1,033)	—	(11)	(1,044)
Balance - March 31, 2018	$(1,467)	$(382)	$69	$(1,780)

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

This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.

This ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets.

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

The Company is currently evaluating the potential impact, if any, of adopting this ASU on its financial statements. This ASU is effective for fiscal years beginning after December 15, 2019.
ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
In August 2018, the FASB issued ASU 2018-14 - “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which consists of amendments to the disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

The following disclosure requirements were removed from Subtopic 715-20:

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

The following disclosure requirements were added to Subtopic 715-20:

1.	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and

2.	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

This ASU also clarifies that the following information for defined benefit pension plans should be disclosed:

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

ASU Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss “CECL” model).

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
Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned OREO, thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO, utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value. The fair value of other real estate owned is determined using appraisals, which may be discounted based on management’s review and changes in market conditions.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,982	$—	$2,982
Residential collateralized mortgage obligations - GSE	—	52,921	—	52,921
Residential mortgage backed securities - GSE	—	16,371	—	16,371
Obligations of state and political subdivisions	—	22,494	—	22,494
Trust preferred debt securities - single issuer	—	1,381	—	1,381
Corporate debt securities	16,597	11,265	—	27,862
Other debt securities	—	23,226	—	23,226
Total	$16,597	$130,640	$—	$147,237

	December 31, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,952	$—	$2,952
Residential collateralized mortgage obligations - GSE	—	48,183	—	48,183
Residential mortgage backed securities - GSE	—	13,882	—	13,882
Obligations of state and political subdivisions	—	23,342	—	23,342
Trust preferred debt securities - single issuer	—	1,329	—	1,329
Corporate debt securities	16,388	10,898	—	27,286
Other debt securities	—	15,248	—	15,248
Total	$16,388	$115,834	$—	$132,222

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2019
Impaired loans	$—	$—	$4,651	$4,651
Other real estate owned	—	—	1,460	1,460
December 31, 2018
Impaired loans	$—	$—	$6,857	$6,857
Other real estate owned	—	—	1,460	1,460
Impaired loans measured at fair value and included in the above table at March 31, 2019 consisted of nine loans having an aggregate recorded investment of $5.0 million and specific loan loss allowance of $349,000. Impaired loans measured at fair value and included in the above table at December 31, 2018 consisted of eight loans having an aggregate balance of $7.3 million with specific loan loss allowance of $453,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Impaired loans	$4,651	Appraisal of collateral (1)	Appraisal adjustments (2)	5% - 17% (11.2%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)
December 31, 2018
Impaired loans	$6,857	Appraisal of collateral (1)	Appraisal adjustments (2)	5% - 23% (10.6%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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
The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$15,161	$15,161	$—	$—	$15,161
Securities available for sale	147,237	16,597	130,640	—	147,237
Securities held to maturity	77,826	—	78,929	—	78,929
Loans held for sale	1,169	—	1,176	—	1,176
Loans, net	865,629	—	—	876,736	876,736
SBA servicing asset	1,019	—	1,490	—	1,490
Interest rate lock derivative	222	—	222	—	222
Accrued interest receivable	3,779	—	3,779	—	3,779
FHLB stock	1,692	—	1,692	—	1,692
Deposits	(995,205)	—	(994,373)	—	(994,373)
Borrowings	(22,050)	—	(22,050)	—	(22,050)
Redeemable subordinated debentures	(18,577)	—	(12,947)	—	(12,947)
Accrued interest payable	(1,589)	—	(1,589)	—	(1,589)

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$16,844	$16,844	$—	$—	$16,844
Securities available for sale	132,222	16,388	115,834	—	132,222
Securities held to maturity	79,572	—	80,204	—	80,204
Loans held for sale	3,020	—	3,141	—	3,141
Loans, net	874,762	—	—	874,742	874,742
SBA servicing asset	991	—	1,490	—	1,490
Interest rate lock derivative	79	—	79	—	79
Accrued interest receivable	3,860	—	3,860	—	3,860
FHLB stock	3,929	—	3,929	—	3,929
Deposits	(950,672)	—	(949,813)	—	(949,813)
Borrowings	(71,775)	—	(71,775)	—	(71,775)
Redeemable subordinated debentures	(18,557)	—	(12,774)	—	(12,774)
Accrued interest payable	(1,228)	—	(1,228)	—	(1,228)
Loan commitments and standby letters of credit as of March 31, 2019 and December 31, 2018 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At March 31, 2019, the Company has 30 operating leases under which the Company is a lessee. Of the 30 leases, 16 leases are for real property, including leases for 13 of the Company’s branch offices and 3 leases are for general office space including the Company's headquarters. All of the real property leases include one or more options to extend the lease term. Two of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

As of January 1, 2019, the Company has assumed in general that it would exercise the next lease extension for each real estate lease so that it would have the use of the property for at least a 5 to 10 year future period. With respect to one lease for land, the Company assumed that it would exercise all extensions covering a 25 year period because of the significance of the leasehold improvements.

In addition, the Company has 13 leases for equipment, which are primarily copiers and printers and one automobile lease. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

During the three months ended March 31, 2019 and 2018, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended March 31,
	2019	2018
Operating lease cost:
Fixed rent expense	$484	$436
Variable rent expense	—	—
Short-term lease expense	2	—
Sublease income	—	—
Net lease cost	$486	$436

(In thousands)	Three Months Ended March 31,
	2019	2018
Lease cost - occupancy expense	$427	$377
Lease cost - other expense	59	59
Net lease cost	$486	$436

During the three months ended March 31, 2019 and 2018, the following cash and non-cash activities were associated with the leases:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433	$436

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	60	—

The future payments due under operating leases at March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Due in less than one year	$1,778	$1,239
Due in one year but less than two years	1,762	1,064
Due in two years but less than three years	1,730	888
Due in three years but less than four years	1,719	793
Due in four years but less than five years	1,673	709
Thereafter	12,988	2,554
Total	$21,650	$7,247

As of March 31, 2019, the weighted-average remaining lease term for all operating leases is 14.97 years. The weighted average discount rate associated with the operating leases as of March 31, 2019 was 3.58%.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three months ended March 31, 2019 and financial condition at March 31, 2019 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019 (this “Form 10-Q”). Results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2018, as filed with the SEC on March 15, 2019.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 15, 2019, such as the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in accounting, tax or regulatory practices and requirements; certain interest rate risks; risks associated with investments in mortgage-backed securities; risks associated with speculative construction lending; and risks associated with safeguarding information technology systems. Other risks and uncertainties that could cause actual results to differ from those described above include, but are not limited to, the inability to retain NJCB’s customers and employees and changes to the method that LIBOR rates are determined and the potential phasing out of LIBOR after 2021.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Summary

The Company reported net income of $3.4 million and diluted earnings per share of $0.39 for the three months ended March 31, 2019 compared to net income of $2.9 million and $0.34 diluted earnings per share for the three months ended March 31, 2018. The $541,000, or 19.1%, increase in net income was due primarily to the $1.5 million increase in net interest income, which was driven by the increase in loans and the higher yield on loans over the 12 month period ended March 31, 2019.

Return on average total assets and return on average shareholders' equity were 1.18% and 10.75%, respectively, for the three months ended March 31, 2019 compared to return on average total assets and return on average shareholders' equity of 1.09% and 10.35%, respectively, for the three months ended March 31, 2018. Book value and tangible book value per share were $15.21 and $13.79, respectively, at March 31, 2019 compared to $14.77 and $13.34, respectively, at December 31, 2018.

On April 11, 2018, the Company completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank (the “NJCB merger”). As a result of the NJCB merger, merger-related expenses of $164,000 were incurred in the first quarter of 2018. The NJCB merger contributed approximately $63.3 million and $70.3 million in loans and deposits, respectively, at March 31, 2019.

FIRST QUARTER 2019 HIGHLIGHTS

•	Net income increased 19.1% to $3.4 million and diluted earnings per share increased 14.7% to $0.39.

•	Net interest income increased 16.0% to $11.2 million and net interest margin was 4.21% on a tax equivalent basis.

•	A provision for loan losses of $300,000 and net recoveries were recorded.

•
Total loans were $874.3 million at March 31, 2019. Commercial business, commercial real estate and construction loans totaled $675.0 million, representing an increase of $16.6 million, or 2.5%, compared to $658.4 million at December 31, 2018. During the first quarter of 2019, mortgage warehouse loans declined $26.0 million to $128.2 million, reflecting the seasonal nature of residential lending in the Bank's markets.

•	Non-performing assets declined $3.1 million to $6.0 million, or 0.50% of total assets, and included $2.5 million of other real estate owned (“OREO”) at March 31, 2019.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 85.7% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2019 compared to 83.7% of net revenues for the three months ended March 31, 2018. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended March 31, 2019 and 2018. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended March 31, 2019			Three months ended March 31, 2018
(In thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$8,004	$47	2.38%	$40,588	$138	1.38%
Investment securities:
Taxable	160,825	1,270	3.16%	137,378	866	2.52%
Tax-exempt (1)	59,837	558	3.73%	80,502	651	3.23%
Total investment securities	220,662	1,828	3.31%	217,880	1,517	2.79%
Loans: (2)
Commercial real estate	390,251	5,011	5.14%	322,192	3,638	4.52%
Mortgage warehouse lines	123,394	1,824	5.91%	136,558	1,756	5.14%
Construction	155,864	2,662	6.93%	128,955	1,963	6.09%
Commercial business	122,878	1,823	6.02%	93,088	1,493	6.44%
Residential real estate	47,274	535	4.53%	40,869	440	4.31%
Loans to individuals	22,748	275	4.84%	20,468	199	3.94%
Loans held for sale	1,363	17	4.99%	3,573	37	4.14%
All other loans	1,013	10	3.95%	1,214	10	3.29%
Total loans	864,785	12,157	5.70%	746,917	9,536	5.11%
Total interest-earning assets	1,093,451	$14,032	5.20%	1,005,385	$11,191	4.46%
Non-interest-earning assets:
Allowance for loan losses	(8,535)			(8,106)
Cash and due from banks	10,479			5,341
Other assets	74,307			57,074
Total non-interest-earning assets	76,251			54,309
Total assets	$1,169,702			$1,059,694
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$334,955	$574	0.69%	$371,877	$432	0.47%
Savings accounts	189,175	426	0.91%	223,687	347	0.63%
Certificates of deposit	247,735	1,317	2.16%	135,307	440	1.32%
Short-term borrowings	26,199	173	2.68%	1,650	7	1.72%
Redeemable subordinated debentures	18,557	198	4.27%	18,557	150	3.23%
Total interest-bearing liabilities	816,621	$2,688	1.33%	751,078	$1,376	0.74%
Non-interest-bearing liabilities:
Demand deposits	208,079			188,611
Other liabilities	16,798			8,159
Total non-interest-bearing liabilities	224,877			196,770
Shareholders’ equity	128,204			111,846
Total liabilities and shareholders’ equity	$1,169,702			$1,059,694
Net interest spread (3)			3.87%			3.72%
Net interest income and margin (4)		$11,344	4.21%		$9,815	3.95%
(1) Tax equivalent basis, using federal tax rate of 21% in 2019 and 2018.
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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net interest income was $11.2 million for the three months ended March 31, 2019 and increased $1.5 million compared to net interest income of $9.7 million for the three months ended March 31, 2018.

Total interest income was $13.9 million for the three months ended March 31, 2019 compared to $11.1 million for the three months ended March 31, 2018. The increase in total interest income was due to a net increase of $117.9 million in average loans and the 74 basis point increase in the yield of average interest-earning assets. The increase in average loans reflected growth primarily of commercial business, commercial real estate and construction loans, which was partially offset by the decline in the average balance of mortgage warehouse loans. The growth in average loans included average loans of approximately $61.2 million from the NJCB merger.

Average interest-earning assets were $1.1 billion with a tax-equivalent yield of 5.20% for the first quarter of 2019 compared to $1.0 billion with a tax-equivalent yield of 4.46% for the first quarter of 2018. The 75 basis point increase in the Federal Reserve’s targeted federal funds rate, the corresponding increase in the Bank’s Prime Rate and the generally higher interest rate environment since March 2018 had a positive effect on the yield of the loan portfolio and investment securities in the first quarter of 2019.

Interest expense on average interest-bearing liabilities was $2.7 million, with an interest cost of 1.33%, for the first quarter of 2019, compared to $1.4 million, with an interest cost of 0.74%, for the first quarter of 2018. The $1.3 million increase in interest expense on interest-bearing liabilities for the first quarter of 2019 reflected primarily higher market interest rates in the first quarter of 2019 compared to the first quarter of 2018 and an increase of $65.5 million in average interest-bearing liabilities. The increase in average interest-bearing liabilities was due primarily to increases in certificates of deposit and short-term borrowings, partially offset by declines in money market, NOW and savings accounts. As a result of the enactment of the Tax Cuts and Jobs Act in December 2017, a number of the Bank’s municipal customers experienced significant advanced payments in December 2017 for real estate taxes that were due in 2018, which increased municipal deposits by approximately $45.0 million at December 31, 2017. The Bank experienced a net outflow of $40.0 million in municipal NOW and savings deposits from the levels at March 31, 2018, as these funds were expended by the municipalities during the balance of 2018. At March 31, 2019, municipal NOW and savings deposits were approximately $35.0 million lower than at March 31, 2018.

The increase in average non-interest bearing demand deposits of $19.5 million provided the Company with additional funding to support the organic growth in average loans.

The net tax-equivalent interest margin increased to 4.21% for the first quarter of 2019 compared to 3.95% for the first quarter of 2018 due primarily to the higher tax-equivalent yield on average interest-earning assets. The higher yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher interest rate environment in the first quarter of 2019 compared to the first quarter of 2018.

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

In general, over the last five years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at March 31, 2019. Net charge-offs of commercial business and commercial real estate loans in 2019 and 2018 have declined significantly from prior periods, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at March 31, 2019.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

During the first quarter of 2019, the Company recorded a provision for loan losses of $300,000 and recoveries of loans previously charged-off of $2,000 compared to a provision for loan losses of $225,000, charge-offs of $1,000 and recoveries of loans previously charged-off of $60,000 recorded for the first quarter of 2018. The allowance for loan losses was $8.7 million, or 1.00% of loans, at March 31, 2019, compared to $8.3 million, or 1.07% of loans, at March 31, 2018. The increase in the allowance for loan losses at March 31, 2019 was due primarily to the increase in loans from March 31, 2018 to March 31, 2019. Management believes that the current economic conditions in New Jersey and the New York metropolitan area and operating conditions for the Bank are generally positive. These conditions were also considered in management’s evaluation of the adequacy of the allowance for loan losses.

Non-Interest Income

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Total non-interest income was $1.9 million for the first quarter of 2019 and 2018.

The Company originates and sells commercial loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. In the first quarter of 2019, $4.7 million of SBA loans were sold and gains of $330,000 were recorded compared to $4.3 million of SBA loans sold and gains of $451,000 recorded in the first quarter of 2018. SBA guaranteed commercial lending activity and loan sales vary from period to period, and the level of activity is due primarily to the timing of loan originations. In the first quarter of 2019, $19.6 million of residential mortgages were sold and $715,000 of gains were recorded compared to $23.5 million of residential mortgage loans sold and $698,000 of gains recorded in the first quarter of 2018. Management believes that the decrease in residential mortgage loans sold was due primarily to lower residential mortgage lending activity as a result of higher mortgage interest rates in the first quarter of 2019 compared to the first quarter of 2018.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which was $140,000 for the three months ended March 31, 2019 compared to $114,000 for the three months ended March 31, 2018. The majority of the increase in income from BOLI was directly related to the increase of $4.0 million in BOLI as a result of the NJCB merger. Other income was $49,000 higher in the first quarter of 2019 compared to the first quarter of 2018, due to insignificant changes in the components of other income from period to period.

Non-Interest Expenses
For the three months ended March 31, 2019, non-interest expenses were $8.1 million compared to $7.6 million for the three months ended March 31, 2018, an increase of $449,000, or 5.9%. Merger-related expenses of $164,000 were incurred in the first quarter of 2018. The increase in non-interest expenses incurred during the first quarter of 2019 reflected an increase in expenses primarily related to inclusion of the former NJCB operations.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Salaries and employee benefits	$4,963	$4,738
Occupancy expense	1,021	812
Data processing expenses	348	309
Equipment expense	324	271
Marketing	80	57
Telephone	96	96
Regulatory, professional and consulting fees	457	432
Insurance	90	87
Supplies	66	66
FDIC insurance expense	100	130
Other real estate owned expenses	48	2
Merger-related expenses	—	164
Amortization of intangible assets	32	92
Other expenses	469	389
Total	$8,094	$7,645

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Non-interest expenses increased $449,000 to $8.1 million for the first quarter of 2019, compared to $7.6 million for the first quarter of 2018.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $225,000, or 4.8%, to $5.0 million for the three months ended March 31, 2019 compared to $4.7 million for the three months ended March 31, 2018. The $225,000 increase in salaries and employee benefits included $169,000 of salaries for former NJCB employees who joined the Company following the NJCB merger. The remaining increase in salaries and employee benefits was related primarily to merit increases and increases in employee benefits expenses.

Occupancy expense increased by $209,000 to $1.0 million for the first quarter of 2019 compared to $812,000 for the first quarter of 2018. Of the total increase, $123,000 was related to the addition of the two former NJCB branch offices acquired in the NJCB merger and $54,000 was related to additional rent expense as a result of adopting the new lease accounting standard, ASC Topic 842.

Data processing expenses increased $39,000, or 12.6%, to $348,000 for the first quarter of 2019 compared to $309,000 for the first quarter of 2018, due primarily to the addition of the NJCB operations.

Other real estate owned expenses increased $46,000 for the first quarter of 2019 and included primarily ownership costs for property insurance and other maintenance expenses.

Other operating expenses increased $124,000 for the three months ended March 31, 2019 compared to the same period of 2018 due primarily to general increases in expenses year over year.

Income Taxes

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Income tax expense was $1.3 million for the first quarter of 2019, resulting in an effective tax rate of 27.7%, compared to income tax expense of $841,000, which resulted in an effective tax rate of 22.8% for the first quarter of 2018. The $461,000 increase in income tax expense for the first quarter of 2019 was due primarily to the $1.0 million increase in pre-tax income, which resulted in an increase in income tax expense of approximately $300,000 based on a combined federal and state statutory tax rate of 30.0%. In addition, the enactment of legislation by the State of New Jersey in July 2018, which increased the corporate income tax rate to 11.5% from 9% for taxable income of $1.0 million or more effective January 1, 2018, resulted in an increase of approximately $94,000 in income tax expense for the first quarter of 2019.

Financial Condition

March 31, 2019 compared to December 31, 2018

Total consolidated assets were $1.2 billion at March 31, 2019, an increase of $13.6 million from total consolidated assets of $1.2 billion at December 31, 2018. This increase was due primarily to the recording of $15.4 million in right-of-use assets related to the adoption of the new lease accounting standard, ASC Topic 842, and a $13.3 million increase in total investment securities, partially offset by a decline of $8.8 million in total loans.

Cash and Cash Equivalents

Cash and cash equivalents totaled $15.2 million at March 31, 2019 compared to $16.8 million at December 31, 2018, representing a decrease of $1.7 million. To the extent that the Bank does not utilize funds for loan originations or securities purchases, the cash is invested in overnight deposits at the Federal Reserve Bank of New York.

Loans Held for Sale

Loans held for sale were $1.2 million at March 31, 2019 compared to $3.0 million at December 31, 2018. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 18.9% of total assets at March 31, 2019 and approximately 18.0% of total assets at December 31, 2018. Total investment securities increased $13.3 million to $225.1 million at March 31, 2019 from $211.8 million at December 31, 2018. Purchases of investment securities totaled $23.7 million during the three months ended March 31, 2019, and proceeds from sales, calls, maturities and payments totaled $11.7 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At March 31, 2019, securities available for sale were $147.2 million, an increase of $15.0 million, or 11.4%, compared to securities available for sale of $132.2 million at December 31, 2018.

At March 31, 2019, the securities available for sale portfolio had net unrealized losses of $799,000 compared to net unrealized losses of $2.2 million at December 31, 2018.  These net unrealized losses were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. The decrease in the net unrealized loss in the first three months of 2019 was due principally to the lower intermediate term market interest rates during the period than at December 31, 2018.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2019, securities held to maturity were $77.8 million, a decrease of $1.7 million from $79.6 million at December 31, 2018.  The fair value of the held to maturity portfolio was $78.9 million at March 31, 2019.

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

The following table represents the components of the loan portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$396,689	43%	$388,431	39%
Mortgage warehouse lines	128,174	21	154,183	24
Construction loans	155,581	16	149,387	17
Commercial business	122,717	12	120,590	12
Residential real estate	47,226	5	47,263	5
Loans to individuals	23,623	3	22,962	3
All other	162	—	181	—
Total loans	874,172	100%	882,997	100%
Deferred loan costs, net	161		167
Total loans, including deferred loans costs, net	$874,333		$883,164
Total loans decreased by $8.8 million, or 1.0%, to $874.3 million at March 31, 2019 compared to $883.2 million at December 31, 2018 due, in part, to a decrease of $26.0 million in mortgage warehouse lines, which was partially offset by a $8.3 million increase in commercial real estate loans, a $6.2 million increase in construction loans and a $2.1 million increase in commercial business loans. The NJCB merger contributed $63.3 million in loans at March 31, 2019.

Outstanding balances on Mortgage warehouse lines decreased $26.0 million to $128.2 million at March 31, 2019 compared to $154.2 million at December 31, 2018, reflecting the seasonal nature of residential lending in the Bank’s markets, which generally experience lower home purchase activity during the first quarter as compared to other periods during the year.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. The Bank funded $644.0 million of residential mortgages through customers’ warehouse lines of credit during the three months ended March 31, 2019 compared to $783.6 million during the three months ended March 31, 2018.

Commercial real estate loans increased $8.3 million, or 2.1%, to $396.7 million at March 31, 2019 from $388.4 million at December 31, 2018. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans totaled $155.6 million at March 31, 2019 compared to $149.4 million at December 31, 2018, an increase of $6.2 million, or 4.1%. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

The Bank also finances the construction of individual, owner-occupied single-family homes. These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.

Commercial business loans increased $2.1 million, or 1.8%, to $122.7 million at March 31, 2019 from $120.6 million at December 31, 2018. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower are generally pledged as collateral for these loans.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth.  The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the economic environment and real estate market in the Company’s market region, which is primarily New Jersey and the New York City metropolitan area.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but which have not been classified as non-accrual. Included in non-accrual loans are loans, the terms of which have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and have not performed in accordance with the restructured terms.

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

At March 31, 2019, non-performing loans decreased by $3.1 million to $3.5 million from $6.6 million at December 31, 2018, and the ratio of non-performing loans to total loans decreased to 0.40% at March 31, 2019 compared to 0.75% at December 31, 2018. During the three months ended March 31, 2019, $603,000 of non-performing loans were resolved, a $2.8 million loan was returned to accrual status and $441,000 of loans were placed on non-accrual. In the first quarter of 2019, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility was upgraded to pass rating from substandard rating and was no longer classified as a non-accrual loan. As of the date of notification, the Bank upgraded the loan, which had a balance of $2.8 million at that time, and returned the loan to accrual status.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$55
Non-accrual loans	3,499	6,525
Total non-performing loans	3,499	6,580
Other real estate owned	2,515	2,515
Total non-performing assets	6,014	9,095
Performing troubled debt restructurings	3,983	4,003
Performing troubled debt restructurings and total non-performing assets	$9,997	$13,098

Non-performing loans to total loans	0.40%	0.75%
Non-performing loans to total loans excluding mortgage warehouse lines	0.47%	0.90%
Non-performing assets to total assets	0.50%	0.77%
Non-performing assets to total assets excluding mortgage warehouse lines	0.57%	0.89%
Total non-performing assets and performing troubled debt restructurings to total assets	0.84%	1.11%
The ratio of non-performing loans to total loans decreased to 0.40% at March 31, 2019 from 0.75% at December 31, 2018 due primarily to a $2.8 million loan which was upgraded and returned to accrual status. Non-performing assets represented 0.50% of total assets at March 31, 2019 compared to 0.77% of total assets at December 31, 2018.

Non-performing assets decreased by $3.1 million to $6.0 million at March 31, 2019 from $9.1 million at December 31, 2018. OREO totaled $2.5 million at March 31, 2019 and at December 31, 2018 and was comprised of one residential property with a carrying value of $1.1 million acquired in the NJCB merger, land with a carrying value of $93,000 and a commercial real estate property with a fair value of $1.3 million.

At March 31, 2019, the Bank had 11 loans totaling $4.4 million that were troubled debt restructurings. Three of these loans totaling $404,000 are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing. At December 31, 2018, the Bank had 12 loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At March 31, 2019, there were two loans acquired with evidence of deteriorated credit quality totaling $861,000 that were not classified as non-performing loans. At December 31, 2018, there were two loans acquired with evidence of deteriorated credit quality totaling $865,000 that were not classified as non-performing loans.

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

The methodology includes the segregation of the loan portfolio into loan types with a further segregation into risk rating categories, such as special mention, substandard, doubtful and loss. This allows for an allocation of the allowance for loan losses by loan type; however, the allowance is available to absorb any loan loss without restriction.  Larger-balance, non-homogeneous loans representing significant individual credit exposures are evaluated individually through the internal loan review process.  This process produces the watch list.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated. Based on this evaluation, an estimate of probable losses for the individual larger-balance loans is determined, whenever possible, and used to establish specific loan loss reserves.  In general, for non-homogeneous loans not individually assessed and for homogeneous groups of loans, such as residential mortgages and consumer credits, the loans are collectively evaluated based on delinquency status, loan type and historical losses. These loan groups are then internally risk rated.

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful are placed in non-accrual status.  Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

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

The Company's commercial real estate portfolio is largely secured by real estate collateral located in New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Company's loans are located strongly influence the level of the Company's non-performing loans. A decline in the New Jersey and New York City metropolitan area real estate markets could adversely affect the Company's loan portfolio. Decreases in local real estate values would adversely affect the value of property used as collateral for the Company's loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans.

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

The Company lends to builders and developers with established relationships, successful operating histories and sound financial resources. Management has established underwriting and monitoring criteria to minimize the inherent risks of real estate construction lending. The risks associated with speculative construction lending include the borrower's inability to complete the construction process on time and within budget, the sale or rental of the project within projected absorption periods and the economic risks associated with real estate collateral. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases and infrastructure development (roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale or rental of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three months ended	Year ended	Three months ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Balance, beginning of period	$8,402	$8,013	$8,013
Provision charged to operating expenses	300	900	225
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	—	(553)	—
Loans to individuals	—	(16)	—
All other loans	—	(17)	(1)
Total loans charged off	—	(586)	(1)
Recoveries:
Commercial business and commercial real estate	—	74	60
Loans to individuals	2	1	—
All other loans	—	—	—
Total recoveries	2	75	60
Net charge offs	2	(511)	59
Balance, end of period	$8,704	$8,402	$8,297
Loans:
At period end	$874,333	$883,164	$776,661
Average during the period	864,785	832,966	746,917
Net recoveries (charge offs) to average loans outstanding	—%	(0.06)%	0.01%
Net recoveries (charge offs) to average loans outstanding, excluding mortgage warehouse loans	0.01%	(0.08)%	0.01%
Allowance for loan losses to:
Total loans at period end	1.00%	0.95%	1.07%
Total loans at period end excluding mortgage warehouse loans	1.09%	1.05%	1.23%
Non-performing loans	248.76%	127.69%	107.29%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of March 31, 2019 and December 31, 2018, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$3,640	0.92%	45%	$3,439	0.89%	44%
Commercial Business	1,615	1.32%	14%	1,829	1.52%	14%
Construction loans	1,793	1.15%	18%	1,732	1.16%	17%
Residential real estate loans	426	0.90%	5%	431	0.91%	5%
Loans to individuals	155	0.66%	3%	148	0.64%	3%
Subtotal	7,629	1.02%	85%	7,579	1.09%	83%
Mortgage warehouse lines	583	0.45%	15%	731	0.47%	17%
Unallocated reserves	492	—	—	92	—	—
Total	$8,704	1.00%	100%	$8,402	0.95%	100%

During the first three months of 2019, the Company recorded a provision for loan losses of $300,000 and recoveries of loans previously charged-off of $2,000 compared to a provision for loan losses of $225,000, charge-offs of $1,000 and recoveries of loans previously charged-off of $60,000 recorded for the first three months of 2018. The higher provision for loan losses recorded for the first three months of 2019 was due primarily to the growth of the loan portfolio year over year.

At March 31, 2019, the allowance for loan losses was $8.7 million, or 1.00% of loans, compared to $8.4 million, or 0.95% of loans, at December 31, 2018 and $8.3 million, or 1.07% of loans, at March 31, 2018. The allowance for loan losses was 249% of non-performing loans at March 31, 2019 compared to 128% of non-performing loans at December 31, 2018 and 107% of non-performing loans at March 31, 2018.

Management believes that the quality of the loan portfolio remains sound, considering the economic climate in New Jersey and the New York City metropolitan area and that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio.

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

The following table summarizes deposits at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Demand
Non-interest bearing	$213,387	$212,981
Interest bearing	323,717	323,503
Savings	191,827	189,612
Certificates of deposit	266,274	224,576
Total	$995,205	$950,672
At March 31, 2019, total deposits were $995.2 million, an increase of $44.5 million, or 4.7%, from $950.7 million at December 31, 2018. The NJCB merger contributed $70.3 million of deposits at March 31, 2019. Of the increase in total deposits, $41.7 million was related to the increase in certificates of deposits from the levels at December 31, 2018.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At March 31, 2019, the Company had $22.1 million of short-term borrowings from the FHLB compared to $71.8 million of short-term borrowings from the FHLB at December 31, 2018.

Liquidity
At March 31, 2019, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $595.7 million, at March 31, 2019.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2019 and December 31, 2018, the Bank pledged approximately $275.1 million and $270.9 million of loans, respectively, to support the FHLB borrowing capacity. At March 31, 2019 and December 31, 2018, the Bank had available borrowing capacity of $181.7 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at March 31, 2019.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2019, the balance of cash and cash equivalents was $15.2 million.
Net cash provided by operating activities totaled $5.1 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $6.3 million for the three months ended March 31, 2018.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the three months ended March 31, 2019 was lower than net cash provided by operating activities for the three months ended March 31, 2018 due primarily to higher net proceeds from the origination and sale of loans of approximately $588,000 in the first three months of 2018. The net decrease in accrued expenses and other liabilities compared to the net increase in accrued expenses and other liabilities in the 2018 period also contributed to the decrease in cash flows from operating activities in the 2019 period.

Net cash used in investing activities totaled $1.0 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $13.0 million for the three months ended March 31, 2018. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary source of cash from investing activities for the first three months of 2019 was a net decrease in loans of $8.9 million compared to a net decrease in loans of $13.4 million for the first three months of 2018. For the three months ended March 31, 2019 and 2018, payments and maturities of investment securities totaled $11.7 million and $12.2 million, respectively. Cash was used to purchase investment securities of $23.7 million for the three months ended March 31, 2019 compared to purchases of $13.3 million of investment securities for the three months ended March 31, 2018. There were no sales of investment securities in the three months ended March 31, 2019 and 2018.

Net cash used in financing activities was $5.8 million for the three months ended March 31, 2019 compared to $22.1 million for the three months ended March 31, 2018.  The primary use of funds for the 2019 period was the decrease in short-term borrowings of $49.7 million, which was partially offset by the increase in deposits of $44.5 million. Cash dividends of $646,000 were paid in the first three months of 2019. The primary use of funds for the three months ended March 31, 2018 was the decrease in deposits of $30.9 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $4.1 million, or 3.2%, to $131.2 million at March 31, 2019 from $127.1 million at December 31, 2018.  Shareholders’ equity increased $4.1 million due primarily to an increase of $2.7 million in retained earnings and a $1.1 million decrease in accumulated other comprehensive loss.

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

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol, “FCCY.”

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends.

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended March 31, 2019 is set forth under Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of March 31, 2019 and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of March 31, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Common equity Tier 1 (CET1)	$118,583	10.93%	$48,809	4.50%	N/A	N/A
Total capital to risk-weighted assets	145,287	13.39%	86,772	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	136,583	12.59%	65,079	6.00%	N/A	N/A
Tier 1 leverage capital	136,583	11.83%	46,184	4.00%	N/A	N/A

As of December 31, 2018
Common equity Tier 1 (CET1)	$115,537	10.72%	$48,484	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,194	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,645	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Common equity Tier 1 (CET1)	$136,527	12.59%	$48,784	4.50%	$70,466	6.50%
Total capital to risk-weighted assets	145,231	13.40%	86,728	8.00%	108,410	10.00%
Tier 1 capital to risk-weighted assets	136,527	12.59%	65,046	6.00%	86,728	8.00%
Tier 1 leverage capital	136,527	11.83%	46,162	4.00%	57,702	5.00%

As of December 31, 2018
Common equity Tier 1 (CET1)	$133,548	12.40%	$48,459	4.50%	$69,996	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,149	8.00%	107,687	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,612	6.00%	86,149	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points and decrease of 200 basis points, respectively, in market interest rates on net interest income and the economic value of equity.
Based upon the current interest rate environment, as of March 31, 2019, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$50,925	$4,975	10.83%	$168,856	$(1,958)	(1.15)%
+200	49,301	3,351	7.29%	170,294	(520)	(0.30)%
—	45,950	—	—%	170,814	—	—%
-200	40,740	(5,210)	(11.34)%	164,455	(6,359)	(3.72)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2019, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the Company’s Annual Report Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2018. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2019. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2019.

In an immediate and sustained 200 basis point increase in market interest rates at March 31, 2019, net interest income for year 1 would increase approximately 7.3%, when compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market interest rates, net interest income for year 1 would decrease approximately 11.3%.

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

Item 4.                    Controls and Procedures
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving disclosure controls and procedures objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2019, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K (Risk Factors) for the year ended December 31, 2018.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company is authorized to repurchase up to 396,141 shares of common stock of the Company under the repurchase program, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. At March 31, 2019, the remaining number of shares that may be purchased under the stock repurchase program are 394,141. There were no repurchases under the stock repurchase program during the first quarter of 2019.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits.

3(i)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3(ii)		By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report Form 10-K (SEC File No. 000-32891) filed with the SEC on March 15, 2019)

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

1ST CONSTITUTION BANCORP

Date:	May 8, 2019	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)