Form 10-Q
period 2019-06-30
1ST CONSTITUTION BANCORP
filed 2019-08-08
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file Number:        000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130	P.O. Box 634	Cranbury	New Jersey	08512
(Address of Principal Executive Offices)				(Zip Code)

(Registrant’s Telephone Number, Including Area Code)	(609)	655-4500

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	FCCY	NASDAQ Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 2, 2019, there were 8,654,171 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$9,211	$4,983
Interest-earning deposits	20,903	11,861
Total cash and cash equivalents	30,114	16,844
Investment securities
Available for sale, at fair value	146,179	132,222
Held to maturity (fair value of $79,502 and $80,204 at June 30, 2019 and December 31, 2018, respectively)	77,829	79,572
Total investment securities	224,008	211,794
Loans held for sale	3,863	3,020
Loans	967,820	883,164
Less: Allowance for loan losses	(8,641)	(8,402)
Net loans	959,179	874,762
Premises and equipment, net	11,563	11,653
Right-of-use assets	15,441	—
Accrued interest receivable	4,095	3,860
Bank-owned life insurance	28,993	28,705
Other real estate owned	1,460	2,515
Goodwill and intangible assets	12,196	12,258
Other assets	13,382	12,422
Total assets	$1,304,294	$1,177,833
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$232,313	$212,981
Interest bearing	789,521	737,691
Total deposits	1,021,834	950,672
Short-term borrowings	104,850	71,775
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,697	1,228
Lease liability	16,021	—
Accrued expenses and other liabilities	6,260	8,516
Total liabilities	1,169,219	1,050,748
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,682,291 and 8,639,276 shares issued and 8,648,993 and 8,605,978 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	80,190	79,536
Retained earnings	55,224	49,750
Treasury stock, 33,298 shares at June 30, 2019 and December 31, 2018	(368)	(368)
Accumulated other comprehensive income (loss)	29	(1,833)
Total shareholders’ equity	135,075	127,085
Total liabilities and shareholders’ equity	$1,304,294	$1,177,833
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$12,869	$11,349	$25,026	$20,885
Securities:
Taxable	1,215	989	2,485	1,855
Tax-exempt	422	509	863	1,024
Federal funds sold and short-term investments	47	34	94	172
Total interest income	14,553	12,881	28,468	23,936
INTEREST EXPENSE
Deposits	2,671	1,469	4,988	2,688
Borrowings	257	220	430	227
Redeemable subordinated debentures	192	174	390	324
Total interest expense	3,120	1,863	5,808	3,239
Net interest income	11,433	11,018	22,660	20,697
PROVISION FOR LOAN LOSSES	400	225	700	450
Net interest income after provision for loan losses	11,033	10,793	21,960	20,247
NON-INTEREST INCOME
Service charges on deposit accounts	159	153	325	303
Gain on sales of loans	1,160	984	2,205	2,133
Income on bank-owned life insurance	149	159	288	273
Gain from bargain purchase	—	184	—	184
Gain on sales of securities	—	6	—	12
Other income	702	557	1,218	1,023
Total non-interest income	2,170	2,043	4,036	3,928
NON-INTEREST EXPENSES
Salaries and employee benefits	5,278	5,076	10,241	9,814
Occupancy expense	991	885	2,012	1,697
Data processing expenses	345	369	693	678
FDIC insurance expense	60	146	160	276
Other real estate owned expenses	34	—	82	2
Merger-related expenses	258	1,977	273	2,141
Other operating expenses	1,600	1,798	3,199	3,288
Total non-interest expenses	8,566	10,251	16,660	17,896
Income before income taxes	4,637	2,585	9,336	6,279
INCOME TAXES	1,267	714	2,569	1,555
Net income	$3,370	$1,871	$6,767	$4,724
EARNINGS PER COMMON SHARE
Basic	$0.39	$0.22	$0.78	$0.57
Diluted	$0.39	$0.22	$0.78	$0.56
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,634,251	8,341,459	8,629,197	8,227,109
Diluted	8,696,943	8,628,105	8,692,063	8,506,961
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$3,370	$1,871	$6,767	$4,724
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,021	(152)	2,431	(1,503)
Tax effect	(251)	37	(590)	359
Net of tax amount	770	(115)	1,841	(1,144)

Reclassification adjustment for gains on securities available for sale (1)	—	(6)	—	(12)
Tax effect (2)	—	1	—	3
Net of tax amount	—	(5)	—	(9)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	3	—	4	—
Tax effect	(1)	—	(1)	—
Net of tax amount	2	—	3	—

Pension liability	56	89	111	89
Tax effect	(14)	(25)	(31)	(25)
Net of tax amount	42	64	80	64

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (4)	(44)	(15)	(88)	(30)
Tax effect (2)	13	4	26	8
Net of tax amount	(31)	(11)	(62)	(22)

Total other comprehensive income (loss)	783	(67)	1,862	(1,111)

Comprehensive income	$4,153	$1,804	$8,629	$3,613

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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2018	$73,192	$42,190	$(368)	$(1,780)	$113,234
Net income	—	1,871	—	—	1,871
Exercise of stock options and issuance of restricted shares (9,307 shares and 37,200 shares, respectively)	47	—	—	—	47
Share-based compensation	269	—	—	—	269
Issuance of common stock (249,785 shares)	5,495	—	—	—	5,495
Cash dividends ($0.06 per share)	—	(501)	—	—	(501)
Other comprehensive loss	—	—	—	(67)	(67)
Balance, June 30, 2018	$79,003	$43,560	$(368)	$(1,847)	$120,348

Balance, April 1, 2019	$79,828	$52,501	$(368)	$(754)	$131,207
Net income	—	3,370	—	—	3,370
Exercise of stock options and issuance of restricted shares (15,919 shares and 28,581 shares, respectively)	66	—	—	—	66
Share-based compensation	296	—	—	—	296
Cash dividends ($0.075 per share)	—	(647)	—	—	(647)
Other comprehensive income	—	—	—	783	783
Balance, June 30, 2019	$80,190	$55,224	$(368)	$29	$135,075

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	4,724	—	—	4,724
Exercise of stock options and issuance of restricted shares (9,307 shares and 37,200 shares, respectively)	67	—	—	—	67
Share-based compensation	506	—	—	—	506
Issuance of common stock (249,785 shares)	5,495	—	—	—	5,495
Cash dividends ($0.12 per share)	—	(986)	—	—	(986)
Other comprehensive loss	—	—	—	(1,111)	(1,111)
Balance, June 30, 2018	$79,003	$43,560	$(368)	$(1,847)	$120,348

Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	6,767	—	—	6,767
Exercise of stock options and issuance of restricted shares (15,919 shares and 28,581 shares, respectively)	89	—	—	—	89
Share-based compensation	565	—	—	—	565
Cash dividends ($0.15 per share)	—	(1,293)	—	—	(1,293)
Other comprehensive income	—	—	—	1,862	1,862
Balance, June 30, 2019	$80,190	$55,224	$(368)	$29	$135,075
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$6,767	$4,724
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	700	450
Depreciation and amortization	681	683
Net amortization of premiums and discounts on securities	248	283
SBA discount accretion	(188)	(151)
Gain from bargain purchase	—	(184)
Gains on sales and calls of securities available for sale	—	(12)
Gains on sales of other real estate owned	(137)	—
Gains on sales of loans held for sale	(2,205)	(2,133)
Originations of loans held for sale	(56,668)	(54,025)
Proceeds from sales of loans held for sale	58,030	51,121
Increase in cash surrender value on bank–owned life insurance	(288)	(287)
Loss on cash surrender value on bank-owned life insurance	—	14
Share-based compensation expense	565	506
Decrease in deferred tax asset	1,033	—
Noncash rent and equipment expense	112	—
Increase in accrued interest receivable	(235)	(48)
Increase in other assets	(1,215)	(503)
Increase in accrued interest payable	469	45
(Decrease) increase in accrued expenses and other liabilities	(1,765)	8,415
Net cash provided by operating activities	5,904	8,898
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(25,339)	(24,059)
Held to maturity	(5,942)	(2,868)
Proceeds from maturities and payments of securities:
Available for sale	13,660	8,949
Held to maturity	7,590	17,694
Proceeds from bank-owned life insurance benefits paid	—	893
Net purchase of restricted stock	(1,524)	(4,600)
Net increase in loans	(84,929)	(35,999)
Capital expenditures	(375)	(479)
Forfeitable deposit on other real estate owned	—	100
Net cash paid for acquisition of NJCB	—	(996)
Proceeds from sales of other real estate owned	1,192	—
Net cash used in investing activities	(95,667)	(41,365)
FINANCING ACTIVITIES:
Exercise of stock options	89	67
Cash dividends paid to shareholders	(1,293)	(986)
Net increase (decrease) in deposits	71,162	(52,442)
Increase in short-term borrowings	33,075	97,725
Net cash provided by financing activities	103,033	44,364
Increase in cash and cash equivalents	13,270	11,897
Cash and cash equivalents at beginning of period	16,844	18,754
Cash and cash equivalents at end of period	$30,114	$30,651
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$5,339	$3,193
Income taxes	3,724	3,226

Non-cash items:
Transfer of loans to other real estate owned	—	93
Right-of-use assets	15,441	—
Lease liability	16,021	—

Acquisition of New Jersey Community Bank
Noncash assets acquired:
Investment securities available for sale		$11,173
Loans		75,144
Premises and equipment, net		1,120
Bank-owned life insurance		3,972
Accrued interest receivable		259
Core deposit intangible asset		80
Other assets		2,786
		$94,534
Liabilities assumed :
Deposits		$87,223
Other liabilities		636
		$87,859

Common stock issued as consideration		$5,495

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
June 30, 2019
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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards
ASU 2019-01 - Leases: Codification Improvements (Topic 842)
In March 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-01, “Leases: Codification Improvements (Topic 842).” ASU 2019-01 aligns the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard. Although this guidance is effective for years beginning after December 15, 2019, the Company adopted this guidance along with the adoption of ASU 2018-11, “Leases- Targeted Improvements,” and ASU 2016-02, “Leases.” The adoption of this guidance did have a material impact on the Company's consolidated financial statements. See the discussions regarding the adoptions of ASU 2018-11 and ASU 2016-02 below.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019 along with the adoption of ASU 2016-02-, “Leases.” The adoption of this guidance did have a material impact on the Company's financial statements. See the discussion regarding the adoption of ASU 2016-02 on page 9.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Accounting Standards Codification ("ASC") Topic 842 effective January 1, 2019 utilizing the optional transition method as provided by ASU 2018-11. Under the optional transition method, only the most recent period presented reflected the adoption with a cumulative-effect adjustment to the opening balance of retained earnings and the comparative prior periods will be presented under the previous guidance of Topic 840.

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

The Company adopted ASC Topic 842 effective January 1, 2019 and recognized a lease liability of $16.2 million and ROU assets of $15.7 million. The adoption of this guidance in 2019 had a material impact on the Company's financial condition.

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank. The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash consideration of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, resulting from a certain litigation matter. In June 2019, the Company reached a settlement in the litigation matter. The escrow balance of approximately $393,000, net of costs and expenses, will be paid out to the former NJCB shareholders in the third quarter of 2019.
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

ASC Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report, in its financial statements, provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period may not exceed one year from the acquisition date and the measurement period for the NJCB merger has ended. In the fourth quarter of 2018, the deferred tax asset related to the acquisition was increased by $46,000 resulting in an increase in gain from bargain purchase from $184,000 to $230,000.

(3) Earnings Per Common Share

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended June 30, 2019 and 2018, 29,530 options and no options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the six months ended June 30, 2019 and 2018, 29,530 and 8,900 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Net income	$3,370	$1,871	$6,767	$4,724

Basic weighted average shares outstanding	8,634,251	8,341,459	8,629,197	8,227,109
Plus: common stock equivalents	62,692	286,646	62,866	279,852
Diluted weighted average shares outstanding	8,696,943	8,628,105	8,692,063	8,506,961
Earnings per share:
Basic	$0.39	$0.22	$0.78	$0.57
Diluted	$0.39	$0.22	$0.78	$0.56

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$1,998	$2	$—	$2,000
Residential collateralized mortgage obligations - GSE	51,365	307	(249)	51,423
Residential mortgage backed securities - GSE	15,294	221	(2)	15,513
Obligations of state and political subdivisions	22,260	310	(4)	22,566
Trust preferred debt securities - single issuer	1,491	—	(116)	1,375
Corporate debt securities	28,270	75	(231)	28,114
Other debt securities	25,277	86	(175)	25,188
Total	$145,955	$1,001	$(777)	$146,179

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities - single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
Total	$134,429	$203	$(2,410)	$132,222

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,975	$—	$5,975	$86	$(45)	$6,016
Residential mortgage backed securities - GSE	34,659	—	34,659	351	(35)	34,975
Obligations of state and political subdivisions	34,510	—	34,510	786	(7)	35,289
Trust preferred debt securities - pooled	656	(497)	159	543	—	702
Other debt securities	2,526	—	2,526	—	(6)	2,520
Total	$78,326	$(497)	$77,829	$1,766	$(93)	$79,502

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
Total	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

At June 30, 2019 and December 31, 2018, $73.3 million and $80.4 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at June 30, 2019 and December 31, 2018 and totaled $5.6 million and $4.1 million, respectively. Restricted stock consisted of $5.5 million of FHLB stock and $135,000 of Atlantic Community Bankers Bank stock at June 30, 2019 and $3.9 million of FHLB and $135,000 of Atlantic Community Bankers Bank stock at December 31, 2018.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2019.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$8,960	$8,983	2.66%
Due after one year through five years	33,984	33,946	2.84%
Due after five years through ten years	33,579	33,533	2.99%
Due after ten years	69,432	69,717	3.00%
Total	$145,955	$146,179	2.94%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$8,979	$9,019	3.31%
Due after one year through five years	16,539	16,921	3.70%
Due after five years through ten years	19,522	19,924	3.08%
Due after ten years	32,789	33,638	3.28%
Total	$77,829	$79,502	3.34%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations - GSE	14	$1,218	$(1)	$23,783	$(293)	$25,001	$(294)
Residential mortgage backed securities - GSE	13	4,041	(13)	5,186	(24)	9,227	(37)
Obligations of state and political subdivisions	7	—	—	3,510	(11)	3,510	(11)
Trust preferred debt securities - single issuer	2	—	—	1,375	(116)	1,375	(116)
Corporate debt securities	7	11,872	(169)	9,655	(62)	21,527	(231)
Other debt securities	10	10,064	(142)	8,137	(39)	18,201	(181)
Total temporarily impaired securities	53	$27,195	$(325)	$51,646	$(545)	$78,841	$(870)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$994	$(1)	$1,958	$(40)	$2,952	$(41)
Residential collateralized mortgage obligations - GSE	34	20,756	(138)	22,106	(682)	42,862	(819)
Residential mortgage backed securities - GSE	68	18,393	(141)	19,402	(305)	37,795	(446)
Obligations of state and political subdivisions	67	12,785	(154)	11,638	(213)	24,423	(367)
Trust preferred debt securities - single issuer	2	1,329	(162)	—	—	1,329	(162)
Corporate debt securities	10	8,912	(632)	18,374	(405)	27,286	(1,037)
Other debt securities	9	10,943	(93)	4,613	(130)	15,556	(223)
Total temporarily impaired securities	192	$74,112	$(1,321)	$78,091	$(1,775)	$152,203	$(3,095)

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

Corporate debt securities.  The unrealized losses on investments in corporate debt securities were caused by an increase in market interest rates, which includes the yield required by market participants for the issuer’s credit risk.  All of the issuers maintain an investment grade rating and none of the corporate issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment ("OTTI") is required. As of June 30, 2019, the security was in an unrealized gain position and the security was receiving the interest and principal allocable to it. Beginning in the first quarter of 2019, a portion of the $501,000 other-than-temporary impairment was recognized as an increase in the carrying amount of the security. The remaining balance will be recognized over the remaining term of the security, which is approximately 18 years. For the six months ended June 30, 2019, OTTI was reduced to $497,000.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$177	$2,607	$508	$3,292	$407,429	$410,721	$—	$1,346
Mortgage warehouse lines	—	—	—	—	204,204	204,204	—	—
Construction	—	—	—	—	154,162	154,162	—	—
Commercial business	275	355	204	834	117,647	118,481	—	413
Residential real estate	272	—	1,425	1,697	56,544	58,241	—	1,425
Loans to individuals	15	—	397	412	21,051	21,463	—	801
Other	—	—	—	—	158	158	—	—
Total loans	$739	$2,962	$2,534	$6,235	$961,195	967,430	$—	$3,985
Deferred loan costs, net						390
Total loans						$967,820

The following table provides an aging of the loan portfolio by loan class at December 31, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$499	$1,201	$1,700	$386,731	$388,431	$—	$1,439
Mortgage warehouse lines	—	—	—	—	154,183	154,183	—	—
Construction	—	—	—	—	149,387	149,387	—	—
Commercial business	280	—	466	746	119,844	120,590	—	3,532
Residential real estate	588	—	1,156	1,744	45,519	47,263	—	1,156
Loans to individuals	16	237	263	516	22,446	22,962	55	398
Other	—	—	—	—	181	181	—	—
Total loans	$884	$736	$3,086	$4,706	$878,291	882,997	$55	$6,525
Deferred loan costs, net						167
Total loans						$883,164

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At June 30, 2019 and December 31, 2018, there were $855,000 and $865,000 of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$152,355	$107,360	$387,191	$203,395	$56,513
Special Mention	1,807	9,756	14,035	809	91
Substandard	—	1,340	9,495	—	1,637
Doubtful	—	25	—	—	—
Total	$154,162	$118,481	$410,721	$204,204	$58,241

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$20,662	$158
Non-performing	801	—
Total	$21,463	$158

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$146,460	$104,162	$366,424	$152,378	$45,825
Special Mention	2,927	12,703	13,317	1,805	103
Substandard	—	3,487	8,690	—	1,335
Doubtful	—	238	—	—	—
Total	$149,387	$120,590	$388,431	$154,183	$47,263

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,564	$181
Non-performing	398	—
Total	$22,962	$181

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$3	$52	$—	$—	$—	$—	$—	$55
Loans acquired with deteriorated credit quality	—	—	1	—	—	—	—	—	1
Collectively evaluated for impairment	1,759	1,543	3,701	933	481	142	—	26	8,585
Ending Balance	$1,759	$1,546	$3,754	$933	$481	$142	$—	$26	$8,641

Loans receivable:
Individually evaluated for impairment	$—	$775	$4,962	$—	$1,425	$801	$—	$—	$7,963
Loans acquired with deteriorated credit quality	—	340	1,379	—	—	—	—	—	1,719
Collectively evaluated for impairment	154,162	117,366	404,380	204,204	56,816	20,662	158	—	957,748
Ending Balance	$154,162	$118,481	$410,721	$204,204	$58,241	$21,463	$158	$—	967,430
Deferred loan costs, net									390
									$967,820

	December 31, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—	$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—	2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92	7,949
Ending Balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402

Loans receivable:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	870,734
Ending Balance	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	882,997
Deferred loan costs, net									167
									$883,164

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - March 31, 2019	$1,794	$1,615	$3,640	$582	$426	$155	$—	$492	$8,704
Provision charged/(credited) to operations	(35)	276	189	351	55	(13)	43	(466)	400
Loans charged off	—	(345)	(75)	—	—	—	(43)	—	(463)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2019	$1,759	$1,546	$3,754	$933	$481	$142	$—	$26	$8,641

Balance - March 31, 2018	$1,612	$1,675	$3,166	$732	$446	$129	$—	$537	$8,297
Provision charged/(credited) to operations	49	16	140	188	16	46	—	(230)	225
Loans charged off	—	(32)	—	—	—	(7)	—	—	(39)
Recoveries of loans charged off	—	6	8	—	—	1	—	—	15
Balance - June 30, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	27	62	390	202	50	(8)	43	(66)	700
Loans charged off	—	(345)	(75)	—	—	—	(43)	—	(463)
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - June 30, 2019	$1,759	$1,546	$3,754	$933	$481	$142	$—	$26	$8,641

Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	(42)	(36)	304	68	70	61	1	24	450
Loans charged off	—	(32)	—	—	—	(7)	(1)	—	(40)
Recoveries of loans charged off	—	13	61	—	—	1	—	—	75
Balance - June 30, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498

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

Impaired Loans Receivables (By Class)

				Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$—	$—	$—	$34	$1	$69	$2
Commercial Business	1,008	1,629	—	954	26	953	52
Commercial Real Estate	1,540	1,998	—	1,432	17	1,590	33
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	2,548	3,627	—	2,420	44	2,612	87
Residential Real Estate	1,425	1,518	—	1,333	—	1,243	—
Consumer:
Loans to Individuals	801	896	—	683	—	617	—
Other	—	—	—	—	—	—	—
Subtotal	801	896	—	683	—	617	—
With no allowance:	$4,774	$6,041	$—	$4,436	$44	$4,472	$87

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	107	196	3	301	1	1,233	3
Commercial Real Estate	4,801	6,109	53	4,700	59	4,526	117
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	4,908	6,305	56	5,001	60	5,759	120
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$4,908	$6,305	$56	$5,001	$60	$5,759	$120
Total:
Construction	—	—	—	34	1	69	2
Commercial Business	1,115	1,825	3	1,255	27	2,186	55
Commercial Real Estate	6,341	8,107	53	6,132	76	6,116	150
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,425	1,518	—	1,333	—	1,243	—
Consumer	801	896	—	683	—	617	—
Total	$9,682	$12,346	$56	$9,437	$104	$10,231	$207

Impaired Loans Receivables (By Class)

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$103	$103	$—
Commercial Business	992	1,332	—
Commercial Real Estate	2,304	2,629	—
Mortgage Warehouse Lines	—	—	—
Subtotal	3,399	4,064	—
Residential Real Estate	1,156	1,241	—
Consumer:
Loans to Individuals	398	478	—
Other	—	—	—
Subtotal	398	478	—
With no allowance	$4,953	$5,783	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,102	3,217	380
Commercial Real Estate	4,208	4,208	73
Mortgage Warehouse Lines	—	—	—
Subtotal	7,310	7,425	453
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$7,310	$7,425	$453

Total:
Construction	103	103	—
Commercial Business	4,094	4,549	380
Commercial Real Estate	6,512	6,837	73
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,156	1,241	—
Consumer	398	478	—
Total	$12,263	$13,208	$453

Impaired Loans Receivables (By Class)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$104	$2	$125	$4
Commercial Business	1,332	27	1,291	54
Commercial Real Estate	4,089	1	3,027	18
Mortgage Warehouse Lines	—	—	—	—
Subtotal	5,525	30	4,443	76
Residential Real Estate	811	—	539	—

Consumer:
Loans to Individuals	424	—	415	—
Other	—	—	—	—
Subtotal	424	—	415	—
With no allowance	$6,760	$30	$5,397	$76
With an allowance:
Commercial:
Construction	$—	$—	$—	$—
Commercial Business	3,328	46	3,376	92
Commercial Real Estate	4,127	59	4,204	100
Mortgage Warehouse Lines	—	—	—	—
Subtotal	7,455	105	7,580	192
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$7,455	$105	$7,580	$192
Total:
Construction	104	2	125	4
Commercial Business	4,660	73	4,667	146
Commercial Real Estate	8,216	60	7,231	118
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	811	—	539	—
Consumer	424	—	415	—
Total	$14,215	$135	$12,977	$268

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On April 11, 2018, as part of the NJCB merger, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000. The following table presents additional information regarding purchased credit-impaired loans at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding balance	$1,914	$2,007
Carrying amount	$1,719	$1,738

Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$129	$103	$164	$126
Acquisition of impaired loans	—	168	—	168
Accretion of discount	(35)	(38)	(70)	(61)
Balance at end of period	$94	$233	$94	$233

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

June 30, 2019		December 31, 2018
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$743	4	$821

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
If the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period and maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial statements and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may be offered for only that time period. Where possible, the Bank attempts to obtain additional collateral and/or secondary repayment sources at the time of the restructuring in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default. In evaluating whether a restructuring constitutes a TDR, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties.
There were two commercial business loans with a pre- and post-modification recorded investment of $197,000 that were modified as TDR during the six months ended June 30, 2019. There were no loans modified as a TDR during the six months ended June 30, 2018. There were no TDRs that subsequently defaulted within 12 months of restructuring during the six months ended June 30, 2019 and 2018.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service charges on deposits:
Overdraft fees	$83	$82	$172	$161
Other	76	71	153	142
Interchange income	118	108	221	175
Other income - in scope	112	114	206	329
Gain on sale of OREO	137	—	137	—
Income on BOLI (1)	149	159	288	273
Net gains on sales of loans (1)	1,160	984	2,205	2,133
Loan servicing fees (1)	180	158	359	308
Net gains on sales and calls of securities (1)	—	6	—	12
Gain from bargain purchase (1)	—	184	—	184
Other income (1)	155	177	295	211
	$2,170	$2,043	$4,036	$3,928
(1) Not within the scope of ASC 606
(7) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 885,873 shares of the Company’s common stock (as adjusted for stock dividends) through awards that may be granted in the form of stock options to purchase common stock (each an “Option” and collectively, “Options”), awards of restricted shares of common stock (“Stock Awards”) and restricted stock units (“RSUs”).
As of June 30, 2019, there were 422,378 shares of common stock available for future grants under the Stock Plans.
The following table summarizes Options activity during the six months ended June 30, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	139,511	$8.70	4.0	$1,566
Granted	11,400	19.38
Exercised	(15,919)	6.79
Forfeited	(1,205)	18.22
Expired or exchanged	(1,615)	7.46
Outstanding at June 30, 2019	132,172	$9.79	4.3	$1,147

Exercisable at June 30, 2019	112,428	$8.30	3.6	$1,143

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the six months ended June 30, 2019 were as follows:

Fair value of options granted	$5.63
Risk-free rate of return	2.55%
Expected option life in years	7
Expected volatility	29.09%
Expected dividends	1.56%

Share-based compensation expense related to Options was $35,000 and $34,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $97,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in unvested shares of restricted stock for the six months ended June 30, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2019	147,533	$13.21
Granted	28,581	19.17
Vested	(39,018)	16.19
Forfeited	(1,485)	16.95
Non-vested at June 30, 2019	135,611	$13.55

Share-based compensation expense related to Stock Awards was $530,000 and $472,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $1.8 million of unrecognized compensation cost related to unvested Stock Awards.
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

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At June 30, 2019 and December 31, 2018, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $29.0 million and $28.7 million at June 30, 2019 and December 31, 2018, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$47	$52	$94	$87
Interest cost	41	43	82	71
Actuarial gain recognized	(44)	(15)	(88)	(30)
Total	$44	$80	$88	$128

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	June 30, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$224	$(62)	$162
Unrealized impairment loss on held to maturity security	(497)	118	(379)
Gains on unfunded pension liability	341	(95)	246
Accumulated other comprehensive income	$68	$(39)	$29

	December 31, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(2,207)	$528	$(1,679)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	318	(90)	228
Accumulated other comprehensive loss	$(2,390)	$557	$(1,833)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - April 1, 2019	$(608)	$(381)	$235	$(754)
Other comprehensive income before reclassifications	770	—	42	812
Amounts reclassified from accumulated other comprehensive income	—	2	(31)	(29)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income	770	2	11	783
Balance - June 30, 2019	$162	$(379)	$246	$29

Balance - April 1, 2018	$(1,467)	$(382)	$69	$(1,780)
Other comprehensive income (loss) before reclassifications	(115)	—	64	(51)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	(5)	—	—	(5)
Other comprehensive income (loss)	(120)	—	53	(67)
Balance - June 30, 2018	$(1,587)	$(382)	$122	$(1,847)

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income before reclassifications	1,841	—	80	1,921
Amounts reclassified from accumulated other comprehensive income	—	3	(62)	(59)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income	1,841	3	18	1,862
Balance - June 30, 2019	$162	$(379)	$246	$29

Balance - January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive income (loss) before reclassifications	(1,144)	—	64	(1,080)
Amounts reclassified from accumulated other comprehensive income	—	—	(22)	(22)
Reclassification adjustment for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,153)	—	42	(1,111)
Balance - June 30, 2018	$(1,587)	$(382)	$122	$(1,847)

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

ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)
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

In 2019, FASB issued the following guidance related to ASU 2016-13-Financial Instruments-Credit Losses (Topic 326):

In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides optional targeted transition relief that allows reporting entities to irrevocably elect the fair value option on financial instruments that 1) were previously recorded at amortized cost and 2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under Topic 825. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU correct errors in and make minor improvements to the Codification by eliminating certain inconsistencies and clarifying the current guidance.

The Company has completed the initial analysis of its financial assets and is building and validating the CECL models in 2019. During the second quarter of 2019, preliminary testing of the CECL model was conducted utilizing the December 31, 2018 and March 31, 2019 loan portfolios. The Company is validating the results and continuing to refine the methodology and assumptions. The Company is also evaluating the potential impact, if any, of adopting ASU 2019-05 and ASU 2019-04 on its consolidated financial statements along with the implementation of ASU 2106-13.

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
In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
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
Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned ("OREO"), thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO, utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value. The fair value of other real estate owned is determined using appraisals, which may be discounted based on management’s review and changes in market conditions.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,000	$—	$2,000
Residential collateralized mortgage obligations - GSE	—	51,423	—	51,423
Residential mortgage backed securities - GSE	—	15,513	—	15,513
Obligations of state and political subdivisions	—	22,566	—	22,566
Trust preferred debt securities - single issuer	919	456	—	1,375
Corporate debt securities	16,021	12,093	—	28,114
Other debt securities	—	25,188	—	25,188
Total	$16,940	$129,239	$—	$146,179

	December 31, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,952	$—	$2,952
Residential collateralized mortgage obligations - GSE	—	48,183	—	48,183
Residential mortgage backed securities - GSE	—	13,882	—	13,882
Obligations of state and political subdivisions	—	23,342	—	23,342
Trust preferred debt securities - single issuer	—	1,329	—	1,329
Corporate debt securities	16,388	10,898	—	27,286
Other debt securities	—	15,248	—	15,248
Total	$16,388	$115,834	$—	$132,222

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2019
Impaired loans	$—	$—	$4,852	$4,852
Other real estate owned	—	—	1,460	1,460
December 31, 2018
Impaired loans	$—	$—	$6,857	$6,857
Other real estate owned	—	—	1,460	1,460

Impaired loans measured at fair value and included in the above table at June 30, 2019 consisted of nine loans having an aggregate recorded investment of $4.9 million and specific loan loss allowance of $56,000. Impaired loans measured at fair value and included in the above table at December 31, 2018 consisted of eight loans having an aggregate balance of $7.3 million with specific loan loss allowance of $453,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2019
Impaired loans	$4,852	Appraisal of collateral (1)	Appraisal adjustments (2)	1% - 39% (11.2%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)
December 31, 2018
Impaired loans	$6,857	Appraisal of collateral (1)	Appraisal adjustments (2)	5% - 23% (10.6%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$30,114	$30,114	$—	$—	$30,114
Securities available for sale	146,179	16,940	129,239	—	146,179
Securities held to maturity	77,829	—	79,502	—	79,502
Loans held for sale	3,863	—	3,994	—	3,994
Loans, net	959,179	—	—	977,184	977,184
SBA servicing asset	1,012	—	1,490	—	1,490
Interest rate lock derivative	241	—	241	—	241
Accrued interest receivable	4,095	—	4,095	—	4,095
FHLB stock	5,453	—	5,453	—	5,453
Deposits	(1,021,834)	—	(1,022,215)	—	(1,022,215)
Borrowings	(104,850)	—	(104,850)	—	(104,850)
Redeemable subordinated debentures	(18,557)	—	(12,919)	—	(12,919)
Accrued interest payable	(1,697)	—	(1,697)	—	(1,697)

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$16,844	$16,844	$—	$—	$16,844
Securities available for sale	132,222	16,388	115,834	—	132,222
Securities held to maturity	79,572	—	80,204	—	80,204
Loans held for sale	3,020	—	3,141	—	3,141
Loans, net	874,762	—	—	874,742	874,742
SBA servicing asset	991	—	1,490	—	1,490
Interest rate lock derivative	79	—	79	—	79
Accrued interest receivable	3,860	—	3,860	—	3,860
FHLB stock	3,929	—	3,929	—	3,929
Deposits	(950,672)	—	(949,813)	—	(949,813)
Borrowings	(71,775)	—	(71,775)	—	(71,775)
Redeemable subordinated debentures	(18,557)	—	(12,774)	—	(12,774)
Accrued interest payable	(1,228)	—	(1,228)	—	(1,228)

Loan commitments and standby letters of credit as of June 30, 2019 and December 31, 2018 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At June 30, 2019, the Company had 30 operating leases under which the Company is a lessee. Of the 30 leases, 16 leases were for real property, including leases for 13 of the Company’s branch offices and 3 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Two of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

As of January 1, 2019, the Company, to the extent applicable, assumed in general that it would exercise the next lease extension for each real estate lease so that it would have the use of the property for at least a 5 to 10 year future period. With respect to one lease for land, the Company assumed that it would exercise all extensions covering a 25 year period because of the significance of the leasehold improvements.

In addition, the Company had 13 leases for office equipment, which are primarily copiers and printers and one automobile lease. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

During the three and six months ended June 30, 2019 and 2018, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost:
Fixed rent expense	$492	$482	$976	$918
Variable rent expense	—	—	—	—
Short-term lease expense	2	—	4	—
Sublease income	—	—	—	—
Net lease cost	$494	$482	$980	$918

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease cost - occupancy expense	$430	$416	$857	$793
Lease cost - other expense	64	66	123	125
Net lease cost	$494	$482	$980	$918

During the six months ended June 30, 2019 and 2018, the following cash and non-cash activities were associated with the leases:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$868	$918

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	412	—

The future payments due under operating leases at June 30, 2019 and 2018 were as follows:

	At June 30,
(In thousands)	2019	2018
Due in less than one year	$1,832	$1,459
Due in one year but less than two years	1,816	1,318
Due in two years but less than three years	1,788	1,127
Due in three years but less than four years	1,784	903
Due in four years but less than five years	1,687	705
Thereafter	12,865	1,941
Total	$21,772	$7,453

As of June 30, 2019, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of June 30, 2018, the minimum future payments were disclosed as required by ASC Topic 840 and do not include future rent related to renewal options.

As of June 30, 2019, the weighted-average remaining lease term for all operating leases is 15.1 years. The weighted average discount rate associated with the operating leases as of June 30, 2019 was 3.42%.

(13) Pending Acquisition of Shore Community Bank

On June 23, 2019, the Company and the Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shore Community Bank (“Shore”), providing for the merger of Shore with and into the Bank, with the Bank as the surviving entity (the “Merger”). The Merger is a stock and cash transaction valued at approximately $16.54 per share, or approximately $53.1 million in total consideration. The Merger Agreement and the transaction contemplated thereby have been unanimously approved by the boards of directors of both institutions, and the Merger is anticipated to be completed during the fourth quarter 2019. The Merger is subject to approval by the shareholders of Shore, as well as regulatory approvals, and other customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, Shore shareholders will receive, at their election, 0.8786 of a share of the Company’s common stock, $16.50 in cash, or a combination of the Company’s common stock and cash subject to adjustment as set forth in the Merger Agreement, for each share of Shore common stock that they own immediately prior to the effective time of the Merger. The Company is to issue a maximum of 1,509,348 shares of its common stock in the Merger and expects the mix of total merger consideration to be approximately 55% stock and 45% cash.

Shore is headquartered in Toms River, New Jersey, and serves its customers and communities through five full-service banking offices in Toms River (3), Jackson and Manahawkin, New Jersey. Shore had assets of $283 million, loans of $213 million and deposits of $248 million as of June 30, 2019. Following consummation of the Merger, the Company will have approximately $1.6 billion in assets, $1.1 billion of loans and $1.2 billion of deposits, with 26 full-service banking offices located in Bergen, Middlesex, Monmouth, Mercer, Ocean and Somerset Counties, New Jersey.

A description and copy of the Merger Agreement is available in the Company’s Current Report on Form 8-K filed on June 24, 2019.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three and six months ended June 30, 2019 and financial condition at June 30, 2019 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Quarterly Report on Form 10-Q for the three- and six-month period ended June 30, 2019 (this “Form 10-Q”). Results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019.

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

The Bank operates 21 branches and manages an investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

On June 23, 2019, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shore Community Bank (“Shore”), providing for the merger of Shore with and into the Bank, with the Bank as the surviving entity (the “Merger”). The material terms of the Merger Agreement and the Merger were disclosed on a Current Report on Form 8-K filed with the SEC on June 25, 2019.

On April 11, 2018, the Company and the Bank completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank. See Note 2 - Acquisition of New Jersey Community Bank - for further information.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 15, 2019, such as changes in the direction of the economy in New Jersey and the New York metropolitan area; changes in the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; the adoption, interpretation and implementation of new or pre-existing accounting pronouncements; changes to or new bank regulatory rules, regulations or policies that restrict or direct certain actions; risks associated with investments in mortgage-backed securities; continued relationships with major customers, including sources for loans; risks associated with speculative construction lending; risks associated with safeguarding information technology systems; and changes to the method by which LIBOR rates are determined and the phasing out of LIBOR after 2021. Other risks and uncertainties related to the proposed Merger of Shore with and into the Bank that could cause actual results to differ from those described above include, but are not limited to, failure to close the Merger for any reason, including the failure to obtain Shore shareholder approval; the risk that expected cost savings and synergies from the Merger may not be realized; the diversion of management’s time from ongoing business operations due to issues relating to the Merger; and the inability to retain Shore’s customers and employees.

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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Summary

The Company reported net income of $3.4 million and diluted earnings per share of $0.39 for the three months ended June 30, 2019 compared to net income of $1.9 million and diluted earnings per share of $0.22 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company reported net income of $6.8 million, or $0.78 per diluted share, compared to net income of $4.7 million, or $0.56 per diluted share, for the six months ended June 30, 2018.

Return on average total assets and return on average shareholders' equity were 1.10% and 10.22%, respectively, for the three months ended June 30, 2019 compared to return on average total assets and return on average shareholders' equity of 0.65% and 6.36%, respectively, for the three months ended June 30, 2018. Return on average total assets and return on average shareholders' equity were 1.14% and 10.49%, respectively, for the six months ended June 30, 2019 compared to return on average total assets and return on average shareholders' equity of 0.86% and 8.25%, respectively, for the six months ended June 30, 2018. Book value and tangible book value per share were $15.62 and $14.21, respectively, at June 30, 2019 compared to $14.77 and $13.34, respectively, at December 31, 2018.

On June 23, 2019, the Company and the Bank entered into the Merger Agreement with Shore. Expenses of $258,000 related to this pending transaction were incurred in the second quarter of 2019. On April 11, 2018, the Company completed the merger of NJCB with and into the Bank (the “NJCB merger”). As a result of the NJCB merger, merger-related expenses of $2.0 million were incurred and a gain on bargain purchase of $184,000 was recognized in the second quarter of 2018.

Adjusted Net Income is a non-GAAP financial measure, which is net income excluding the after-tax effect of merger-related expenses and gain on bargain purchase. Adjusted net income increased 13.7% to $3.6 million, or $0.41 per diluted share, for the second quarter of 2019 compared to Adjusted Net Income of $3.1 million, or $0.36 per diluted share, for the second quarter of 2018.

For the six months ended June 30, 2019, Adjusted Net Income was $7.0 million, or $0.80 per diluted share, compared to Adjusted Net Income of $6.1 million, or $0.72 per diluted share, for the six months ended June 30, 2018.

The following table reflects the reconciliation of non-GAAP measures for the three and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Adjusted Net Income
Net income	$ 3,370	$ 1,871	$ 6,767	$ 4,724
Adjustments:
Merger-related expenses	258	1,977	273	2,141
Gain from bargain purchase	-	(184)	-	(184)
Income tax effect of adjustments	(77)	(542)	(82)	(568)
Adjusted Net Income	$ 3,551	$ 3,122	$ 6,958	$ 6,113

Adjusted Net Income per diluted share
Adjusted Net Income	$ 3,551	$ 3,122	$ 6,958	$ 6,113
Diluted shares outstanding	8,696,943	8,628,105	8,692,063	8,506,961
Adjusted Net Income per diluted share	$0.41	$0.36	$ 0.80	$ 0.72

Adjusted return on average total assets
Adjusted Net Income	$ 3,551	$ 3,122	$ 6,958	$ 6,113
Average assets	1,227,743	1,146,394	1,198,211	1,103,843
Adjusted return on average total assets	1.16%	1.09%	1.17%	1.12%

Adjusted return on average shareholders' equity
Adjusted Net Income	$ 3,551	$ 3,122	$ 6,958	$ 6,113
Average equity	132,222	117,980	130,099	115,436
Adjusted return on average shareholders' equity	10.77%	10.61%	10.78%	10.68%

Book value and tangible book value per share
Shareholders' equity			$135,075	$120,849
Less: goodwill and intangible assets			12,196	12,387
Tangible shareholders' equity			122,879	108,462
Shares outstanding			8,648,993	8,379,342
Book value per share			$ 15.62	$ 14.42
Tangible book value per share			$ 14.21	$ 12.94

[1]  The Company uses the non-GAAP financial measures, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted return on average total assets, Tangible book value per share and Adjusted return on average shareholders' equity, because the Company believes that it is helpful to readers in understanding the Company's financial performance and the effect on its financial statements of the merger expenses related to the pending merger of Shore and the merger-related expenses and the gain from the bargain purchase recorded in connection with the NJCB merger in 2018 . These non-GAAP measures improve the comparability of the current period results with the results of the prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's GAAP financial results.

SECOND QUARTER 2019 HIGHLIGHTS

•Net interest income was $11.4 million and the net interest margin was 4.06% on a tax equivalent basis.
•A provision for loan losses of $400,000 and net charge-offs of $463,000 were recorded.
•Total loans were $967.8 million at June 30, 2019 and increased $84.7 million from December 31, 2018. Commercial business, commercial real estate and construction loans totaled $683.4 million, representing an increase of $25.0 million, or 3.8%, compared to $658.4 million at December 31, 2018 and an increase of $59.9 million, or 9.6%, compared to $623.5 million at June 30, 2018. Mortgage warehouse loans increased $50.0 million during the first six months of 2019 to $204.2 million, reflecting the seasonal nature of residential lending in the Bank's markets.

•	Non-performing assets declined $3.6 million to $5.5 million, or 0.42% of total assets, and included $1.5 million of OREO at June 30, 2019.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.0% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2019 compared to 84.4% of net revenues for the three months ended June 30, 2018. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended June 30, 2019 and 2018. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended June 30, 2019			Three months ended June 30, 2018
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$7,650	$47	2.46%	$11,633	$34	1.17%
Investment securities:
Taxable	166,287	1,215	2.92%	149,366	989	2.65%
Tax-exempt (1)	57,425	534	3.72%	76,567	644	3.36%
Total investment securities	223,712	1,749	3.13%	225,933	1,633	2.89%
Loans: (2)
Commercial real estate	403,980	5,187	5.08%	368,850	4,794	5.14%
Mortgage warehouse lines	151,929	2,214	5.76%	154,796	2,057	5.26%
Construction	158,097	2,768	7.02%	133,679	2,178	6.45%
Commercial business	122,005	1,833	6.03%	109,245	1,460	5.31%
Residential real estate	47,280	523	4.42%	50,154	548	4.37%
Loans to individuals	21,964	292	5.26%	24,990	275	4.41%
Loans held for sale	4,104	42	4.09%	2,428	26	4.28%
All other loans	895	10	4.42%	1,123	11	3.88%
Total loans	910,254	12,869	5.67%	845,265	11,349	5.32%
Total interest-earning assets	1,141,616	14,665	5.15%	1,082,831	$13,016	4.77%
Non-interest-earning assets:
Allowance for loan losses	(8,755)			(8,390)
Cash and due from banks	10,968			6,232
Other assets	83,914			65,721
Total non-interest-earning assets	86,127			63,563
Total assets	$1,227,743			$1,146,394
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$340,048	$683	0.81%	$375,846	$506	0.54%
Savings accounts	191,586	464	0.97%	208,755	361	0.69%
Certificates of deposit	266,662	1,525	2.29%	174,107	602	1.39%
Short-term borrowings	39,187	257	2.63%	43,464	220	2.03%
Redeemable subordinated debentures	18,557	192	4.14%	18,557	174	3.75%
Total interest-bearing liabilities	856,040	$3,121	1.46%	820,729	$1,863	0.91%
Non-interest-bearing liabilities:
Demand deposits	215,530			199,707
Other liabilities	23,951			7,978
Total non-interest-bearing liabilities	239,481			207,685
Shareholders’ equity	132,222			117,980
Total liabilities and shareholders’ equity	$1,227,743			$1,146,394
Net interest spread (3)			3.69%			3.86%
Net interest income and margin (4)		$11,544	4.06%		$11,153	4.13%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the six months ended June 30, 2019 and 2018. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively

	Six months ended June 30, 2019			Six months ended June 30, 2018
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$7,490	$94	2.53%	$26,031	$172	1.33%
Investment securities:
Taxable	163,454	2,485	3.04%	143,405	1,855	2.59%
Tax-exempt (1)	58,621	1,093	3.73%	78,524	1,295	3.30%
Total investment securities	222,075	3,578	3.22%	221,929	3,150	2.84%
Loans: (2)
Commercial real estate	397,154	10,199	5.11%	336,743	8,490	5.01%
Mortgage warehouse lines	137,741	4,038	5.86%	145,728	3,813	5.23%
Construction	156,987	5,430	6.98%	131,330	4,141	6.36%
Commercial business	122,456	3,655	6.02%	110,118	2,895	5.30%
Residential real estate	47,277	1,058	4.45%	45,537	988	4.32%
Loans to individuals	22,353	567	5.05%	22,742	475	4.15%
Loans held for sale	2,741	58	4.23%	2,997	63	4.20%
All other loans	936	21	4.46%	1,168	20	3.41%
Total loans	887,645	25,026	5.69%	796,363	20,885	5.24%
Total interest-earning assets	1,117,210	$28,698	5.18%	1,044,323	$24,207	4.63%
Non-interest-earning assets:
Allowance for loan losses	(8,645)			(8,249)
Cash and due from banks	11,060			5,789
Other assets	78,586			61,980
Total non-interest-earning assets	81,001			59,520
Total assets	$1,198,211			$1,103,843
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$337,516	$1,257	0.75%	$373,873	$938	0.51%
Savings accounts	190,387	889	0.94%	216,180	708	0.66%
Certificates of deposit	257,251	2,842	2.23%	154,814	1,042	1.36%
Short-term borrowings	32,729	430	2.65%	22,673	227	2.02%
Redeemable subordinated debentures	18,557	391	4.21%	18,557	324	3.49%
Total interest-bearing liabilities	836,440	$5,809	1.40%	786,097	$3,239	0.83%
Non-interest-bearing liabilities:
Demand deposits	211,575			194,189
Other liabilities	20,097			8,121
Total non-interest-bearing liabilities	231,672			988,407
Shareholders’ equity	130,099			115,436
Total liabilities and shareholders’ equity	$1,198,211			$1,103,843
Net interest spread (3)			3.78%			3.80%
Net interest income and margin (4)		$22,889	4.13%		$20,968	4.04%
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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net interest income was $11.4 million for the three months ended June 30, 2019 and increased $415,000, or 3.8%, compared to net interest income of $11.0 million for the three months ended June 30, 2018.

Total interest income was $14.6 million for the three months ended June 30, 2019 compared to $12.9 million for the three months ended June 30, 2018. The increase in total interest income was due primarily to a net increase of $65.0 million in average loans and the 38 basis point increase in the yield of average interest-earning assets. The increase in average loans reflected growth primarily of commercial business, commercial real estate and construction loans.

Average interest-earning assets were $1.14 billion with a tax-equivalent yield of 5.15% for the second quarter of 2019 compared to $1.08 billion with a tax-equivalent yield of 4.77% for the second quarter of 2018. The 50 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Bank’s Prime Rate since June 2018 had a positive effect on the yields of mortgage warehouse, construction, commercial business and home equity loans with variable interest rate terms in the second quarter of 2019.

Interest expense on average interest-bearing liabilities was $3.1 million, with an interest cost of 1.46%, for the second quarter of 2019 compared to $1.9 million, with an interest cost of 0.91%, for the second quarter of 2018. The $1.3 million increase in interest expense on interest-bearing liabilities for the second quarter of 2019 reflected primarily higher deposit interest rates and higher borrowing interest rates in the second quarter of 2019 compared to the second quarter of 2018 and an increase of $35.3 million in average interest-bearing liabilities. The change in the mix of deposits with the average balance of money market, NOW and savings accounts lower, and certificates of deposits higher, than in the second quarter of 2018 also increased the cost of total deposits in the second quarter of 2019.

The increase in average non-interest bearing demand deposits of $15.8 million provided the Company with additional funding to support the organic growth in average loans.

The net tax-equivalent interest margin decreased to 4.06% for the second quarter of 2019 compared to 4.13% for the second quarter of 2018 due primarily to the higher interest cost of average interest-bearing liabilities, which was partially offset by the higher yield on average earning assets.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
For the six months ended June 30, 2019, net interest income increased $2.0 million, or 9.5%, to $22.7 million compared to $20.7 million for the comparable period in 2018. The tax equivalent net interest margin was 4.13% for the six months ended June 30, 2019 compared to 4.04% for the six months ended June 30, 2018.

Total interest income was $28.5 million for the six months ended June 30, 2019 compared to $23.9 million for the six months ended June 30, 2018. This increase was due primarily to the $91.3 million increase in average loans, reflecting growth primarily of commercial real estate, construction and commercial business loans.

Average interest-earning assets increased $72.9 million to $1.12 billion for the six months ended June 30, 2019 compared to $1.04 billion for the same period in 2018. This increase was due primarily to the $91.3 million increase in average loans, which was partially offset by a decline of $18.5 million in average federal funds sold.

For the six months ended June 30, 2019 and 2018, the tax-equivalent yield on interest-earning assets was 5.18% and 4.63%, respectively. The higher yield on average interest-earning assets for the six months ended June 30, 2019 reflected primarily the general higher short-term market interest rate environment. The 50 basis point increase in the Federal Reserve’s targeted federal funds rate and the corresponding increase in the Prime Rate since June 2018 had a positive effect on the yields of mortgage warehouse, construction, commercial business and home equity loans with variable interest rate terms for the first six months of 2019.

Interest expense on average interest-bearing liabilities was $5.8 million, with an interest cost of 1.40%, for the six months ended June 30, 2019 compared to $3.2 million, with an interest cost of 0.83%, for the same period in the prior year. The increase of $2.6 million in interest expense on interest-bearing liabilities reflected primarily higher deposit interest costs due to higher short-term market interest rates in the first six months of 2019 compared to the same period in the prior year and an increase of $50.3 million in average interest-bearing liabilities.

Average interest-bearing liabilities increased $50.3 million, or 6.4%, to $836.4 million for the six months ended June 30, 2019 from $786.1 million for the same six months of 2018 due primarily to increases in certificates of deposit and other borrowed funds. The liquidity from the increase in average interest-bearing liabilities was used to partially fund the growth of average loans.

The increase in average non-interest bearing demand deposits of $17.4 million provided the Company with additional funding to support the growth of average loans.

The net interest margin, on a tax-equivalent basis, increased to 4.13% for the six months ended June 30, 2019 compared to 4.04% for the comparable period in 2018, due primarily to the higher yield on average interest-earning assets. The higher tax-equivalent yield earned on average interest-earning assets reflected the growth of loans, the increase in loans as a percentage of earning assets and the higher short-term interest rate environment in the first six months of 2019 compared to the same period in 2018.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. In general, over the last five years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at June 30, 2019.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

During the second quarter of 2019, the Company recorded a provision for loan losses of $400,000 compared to a provision for loan losses of $225,000 for the second quarter of 2018 due primarily to the higher amount of net charge-offs for the second quarter of 2019, the growth of the loan portfolio and the change in the mix of loans in the loan portfolio. The allowance for loan losses was $8.6 million, or 0.89% of total loans, at June 30, 2019, compared to $8.5 million, or 0.94% of total loans, at June 30, 2018. The decrease in the allowance as a percentage of loans was due primarily to the $660,000 decline in specific reserves for impaired loans from June 30, 2018 to June 30, 2019, as a result of the charge-off and resolution of these impaired loans during this period. Management believes that the current economic conditions in New Jersey and the New York City metropolitan area and operating conditions for the Bank are generally positive. These conditions were also considered in management’s evaluation of the adequacy of the allowance for loan losses.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
The Company recorded a provision for loan losses of $700,000 for the six months ended June 30, 2019 compared to $450,000 for the six months ended June 30, 2018. The provision for loan losses for the first six months of 2019 reflected charge-offs of $463,000 and recoveries of previously charged-off loans of $2,000 compared to charge-offs of $40,000 and recoveries of previously charged-off loans of $75,000 during the six months ended June 30, 2018.
Non-Interest Income

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Total non-interest income increased $127,000 to $2.2 million for the second quarter of 2019 compared to $2.0 million for the second quarter of 2018 due primarily to an increase in gain on sales of loans of $176,000 and an increase in other income of $145,000. A $184,000 gain from bargain purchase was recognized in the second quarter of 2018 and no gain from bargain purchase was recognized in the second quarter of 2019.

The Company originates and sells commercial loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. In the second quarter of 2019, $3.2 million of SBA loans were sold and gains of $282,000 were recorded compared to $3.9 million of SBA loans sold and gains of $312,000 recorded in the second quarter of 2018. SBA guaranteed commercial lending activity and loan sales vary from period to period, and the level of activity is due primarily to the timing of loan originations. In the second quarter of 2019, $28.3 million of residential mortgages were sold and $878,000 of gains were recorded compared to $21.2 million of residential mortgage loans sold and $672,000 of gains recorded in the second quarter of 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity in the second quarter of 2019 compared to the second quarter of 2018.

The increase in other income included a gain on sale of OREO of $137,000 resulting from the sale of an OREO property in the second quarter of 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Total non-interest income for the six months ended June 30, 2019 increased $108,000 to $4.0 million compared to total non-interest income of $3.9 million for the six months ended June 30, 2018 due primarily to increases in gain on the sale of loans and other income. A gain from bargain purchase related to the NJCB merger in 2018 of $184,000 was recorded in the first half of 2018 and no gain from bargain purchase was recorded in the first half of 2019.
The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the six months ended June 30, 2019, SBA loan sales were $7.9 million and generated gains on sales of loans of $612,000 compared to SBA loan sales of $8.2 million that generated gains on sales of $764,000 for the six months ended June 30, 2018.
For the six months ended June 30, 2019, the Bank's residential mortgage banking operation sold $47.9 million of residential mortgage loans, which generated gains from the sales of loans of $1.6 million, as compared to sales of $44.7 million of residential mortgage loans, which generated gains of $1.4 million, during the six months ended June 30, 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity in the second quarter of 2019 compared to the second quarter of 2018
Service charges on deposit accounts increased modestly for the six months ended June 30, 2019 compared to the same period in 2018.
For the six months ended June 30, 2019, other income increased $195,000 to $1.2 million compared to $1.0 million for the six months ended June 30, 2018. The increase in other income in 2019 was due primarily to a gain on the sale of OREO of $137,000 recorded in the second quarter of 2019.
Non-Interest Expenses
For the three months ended June 30, 2019, non-interest expenses were $8.6 million compared to $10.3 million for the three months ended June 30, 2018, a decrease of $1.7 million, or 16.4%. The decrease in non-interest expenses was due primarily to $2.0 million of merger-related expenses that were incurred in the second quarter of 2018 for termination of contracts, legal and financial advisory fees, severance and other expenses in connection with the NJCB merger.

The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$5,278	$5,076	$10,241	$9,814
Occupancy expense	991	885	2,012	1,697
Data processing expenses	345	369	693	678
Equipment expense	295	277	619	547
Marketing	111	122	191	178
Telephone	97	105	193	202
Regulatory, professional and consulting fees	376	522	833	956
Insurance	97	115	187	202
Supplies	57	100	123	166
FDIC insurance expense	60	146	160	276
Other real estate owned expenses	34	—	82	2
Merger-related expenses	258	1,977	273	2,141
Amortization of intangible assets	31	96	63	188
Other expenses	536	461	990	849
Total	$8,566	$10,251	$16,660	$17,896

Three months ended June 30, 2019 compared to three month period ended June 30, 2018

Non-interest expenses decreased $1.7 million to $8.6 million for the second quarter of 2019, compared to $10.3 million for the second quarter of 2018.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $202,000, or 4.0%, to $5.3 million for the three months ended June 30, 2019 compared to $5.1 million for the three month period ended June 30, 2018, due primarily to merit increases and increases in employee benefits expenses.

Occupancy expense increased by $106,000, or 12.0%, to $991,000 for the second quarter of 2019 compared to $885,000 for the second quarter of 2018, due primarily to leasing additional office space and increases in occupancy costs.

Data processing expenses decreased to $345,000 for the second quarter of 2019 compared to $369,000 for the second quarter of 2018, due primarily to the separate NJCB data processing costs incurred from the date of the closing of the NJCB merger to the date of core operating system integration on June 15, 2018.

Marketing expenses decreased to $111,000 in the second quarter of 2019 compared to $122,000 in the second quarter of 2018. The expenses in the second quarter of 2018 included marketing expenses related to the NJCB merger.

Regulatory, professional and consulting fees decreased $146,000 to $376,000 in the second quarter of 2019, due primarily to lower legal and consulting fees related to litigation expenses and loan collection matters.

Supplies decreased $43,000 to $57,000 in the second quarter of 2019 compared to the second quarter of 2018, due primarily to expenses incurred in connection with the NJCB merger in the second quarter of 2018.

FDIC insurance expense decreased $86,000, or 58.9%, for the second quarter of 2019 as compared to the second quarter of 2018 due primarily to the reduction in the FDIC assessment rate.

Other real estate owned expenses totaled $34,000 for the second quarter of 2019 and included primarily ownership costs for property insurance and other maintenance expenses.

Merger-related expenses of $258,000 were incurred in the second quarter of 2019 for legal and financial advisory fees in connection with the pending merger of Shore compared to $2.0 million incurred for termination of contracts, legal and financial advisory fees, severance and other expenses in connection with the NJCB merger in the second quarter of 2018.

Amortization expense of intangible assets decreased $65,000 to $31,000 in the second quarter of 2019 due primarily to the full amortization of the core deposit intangible in the third quarter of 2018 related to the acquisition of three branch offices and their deposits in 2011.

Other operating expenses decreased $198,000 due primarily to decreases in legal fees, amortization of intangible assets and business development expenses.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Non-interest expenses were $16.6 million for the six months ended June 30, 2019 compared to $17.9 million for the six months ended June 30, 2018, representing a decrease of $1.2 million, or 6.9%. Merger-related expenses of $2.1 million were incurred in the six months ended June 30, 2018 related to the NJCB merger.
Salaries and employee benefits, which represent the largest portion of non-interest expenses, were $10.2 million and $9.8 million for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $427,000, or 4.4%. The $427,000 increase in salaries and employee benefits included $169,000 of salaries for former NJCB employees who joined the Company following the NJCB merger. The remaining increase in salaries and benefits was related to merit increases, employee health benefit expenses and addition of new staff.
Occupancy expense increased $315,000 to $2.0 million for the first six months of 2019 compared to $1.7 million for the comparable period in 2018. Of the total increase, $123,000 was related to the addition of the two former NJCB branch offices acquired in the NJCB merger and the remaining increase in occupancy expense was due primarily to leasing additional office space, as well as increases in other occupancy costs.

Regulatory, professional and consulting fees declined $123,000 to $833,000 for the six months ended June 30, 2019 compared to $956,000 for the six months ended June 30, 2018 due primarily to lower legal and consulting fees resulting from a decrease in litigations expenses and loan collection matters.
The Company recorded FDIC insurance expense of $160,000 for the six months ended June 30, 2019 compared to $276,000 for the six months ended June 30, 2018, a decrease of $116,000, due primarily to the reduction in the FDIC assessment rate.
Other real estate owned expenses increased by $80,000 to $82,000 for the six months ended June 30, 2019 compared to $2,000 for the same period in 2018 due primarily to maintenance and ownership expenses of the OREO properties.
Merger-related expenses of $273,000 were incurred in the six months ended June 30, 2019 related to the pending merger of Shore compared to $2.1 million related to the NJCB merger in the six months ended June 30, 2018.

Amortization expense of intangible assets decreased $125,000 to $63,000 in the first six months of 2019 due primarily to the full amortization of the core deposit intangible in the third quarter of 2018 related to the acquisition of three branch offices and their deposits in 2011.
Other expenses totaled $990,000 for the six months ended June 30, 2019 as compared to $849,000 for the six months ended June 30, 2018, representing an increase of $141,000, due primarily to general increases in various other operating expense categories year over year.
Income Taxes

Three months ended June 30, 2019 compared to three month period ended June 30, 2018

Income tax expense was $1.3 million for the second quarter of 2019, resulting in an effective tax rate of 27.3%, compared to income tax expense of $714,000, which resulted in an effective tax rate of 27.6% for the second quarter of 2018. The $553,000 increase in income tax expense for the second quarter of 2019 was due primarily to the $2.1 million increase in pre-tax income.

Six Months Ended June 30, 2019 compared to six months ended June 30, 2018

Income tax expense was $2.6 million for the six months ended June 30, 2019, resulting in an effective tax rate of 27.5%, compared to income tax expense of $1.6 million for the comparable period in 2018, which resulted in an effective tax rate of 24.8%. The $1.0 million increase in income tax expense for the six months ended June 30, 2019 was due primarily to the $3.1 million increase in pre-tax income.

The effective tax rate increased in the 2019 period due primarily to the increase in pre-tax income for which income tax was accrued at the combined federal and New Jersey statutory income tax rate of 30.01%.

Financial Condition

June 30, 2019 compared to December 31, 2018

Total consolidated assets were $1.30 billion at June 30, 2019, an increase of $126.5 million from total consolidated assets of $1.18 billion at December 31, 2018. This increase was due primarily to the $84.7 million increase in total loans, an increase of $13.3 million in cash and cash equivalents, an increase of $12.2 million in investment securities and an increase of $15.4 million in right-of-use assets related to the adoption of the new lease accounting standard, ASC Topic 842. Other real estate owned declined $1.1 million as a result of the sale of one property.

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.1 million at June 30, 2019 compared to $16.8 million at December 31, 2018, representing an increase of $13.3 million. The increase in cash and cash equivalents reflects a short-term increase in interest-earning deposits that will be employed to fund the expected growth of loans.

Loans Held for Sale

Loans held for sale were $3.9 million at June 30, 2019 compared to $3.0 million at December 31, 2018. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 17.2% of total assets at June 30, 2019 and approximately 18.0% of total assets at December 31, 2018. Total investment securities increased $12.2 million to $224.0 million at June 30, 2019 from $211.8 million at December 31, 2018. Purchases of investment securities totaled $31.3 million during the six months ended June 30, 2019, and proceeds from sales, calls, maturities and payments totaled $21.3 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At June 30, 2019, securities available for sale were $146.2 million, an increase of $14.0 million, or 10.6%, compared to securities available for sale of $132.2 million at December 31, 2018.

At June 30, 2019, the securities available for sale portfolio had net unrealized gains of $224,000 compared to net unrealized losses of $2.2 million at December 31, 2018.  These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). The change in the net unrealized loss in the first six months of 2019 was due principally to the lower intermediate and longer-term market interest rates at June 30, 2019 than at December 31, 2018.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2019, securities held to maturity were $77.8 million, a decrease of $1.7 million from $79.6 million at December 31, 2018.  The fair value of the held to maturity portfolio was $79.5 million at June 30, 2019.

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

The following table represents the components of the loan portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$410,721	42%	$388,431	39%
Mortgage warehouse lines	204,204	21	154,183	24
Construction loans	154,162	16	149,387	17
Commercial business	118,481	12	120,590	12
Residential real estate	58,241	6	47,263	5
Loans to individuals	21,463	3	22,962	3
All other	158	—	181	—
Total loans	967,430	100%	882,997	100%
Deferred loan costs, net	390		167
Total loans, including deferred loans costs, net	$967,820		$883,164
Total loans increased by $84.7 million, or 9.6%, to $967.8 million at June 30, 2019 compared to $883.2 million at December 31, 2018. The increase in loans is due primarily to an increase of $50.0 million in mortgage warehouse lines, a $22.3 million increase in commercial real estate loans, an $11.0 million in increase in residential real estate loans and a $4.8 million increase in construction loans, which was partially offset by a $2.1 million decrease in commercial business loans and a $1.5 million decrease in loans to individuals.

Outstanding balances on mortgage warehouse lines decreased $50.0 million to $204.2 million at June 30, 2019 compared to $154.2 million at December 31, 2018, reflecting the seasonal nature of residential lending in the Bank’s markets, which generally experience higher home purchase activity during the spring and summer months as compared to other periods during the year.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. The Bank funded $824.0 million and $1.5 billion of residential mortgages through customers’ warehouse lines of credit during the three and six months ended June 30, 2019, respectively, compared to $907.0 million and $1.7 billion for the three and six months ended June 30, 2018, respectively.

Commercial real estate loans increased $22.3 million, or 5.7%, to $410.7 million at June 30, 2019 from $388.4 million at December 31, 2018. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans totaled $154.2 million at June 30, 2019 compared to $149.4 million at December 31, 2018, an increase of $4.8 million, or 3.2%. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

The Bank also finances the construction of individual, owner-occupied single-family homes. These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.

Commercial business loans decreased $2.1 million, or 1.7%, to $118.5 million at June 30, 2019 from $120.6 million at December 31, 2018. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower are generally pledged as collateral for these loans.

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

At June 30, 2019, non-performing loans decreased by $2.6 million to $4.0 million from $6.6 million at December 31, 2018, and the ratio of non-performing loans to total loans decreased to 0.41% at June 30, 2019 compared to 0.75% at December 31, 2018. During the six months ended June 30, 2019, $887,000 of non-performing loans were resolved, $2.9 million of loans were returned to accrual status, $463,000 of loans were charged-off and $1.8 million of loans were placed on non-accrual. In the first quarter of 2019, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility was upgraded to pass rating from substandard rating and was no longer classified as a non-accrual loan. As of the date of notification, the Bank upgraded the loan, which had a balance of $2.8 million at that time, and returned the loan to accrual status.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$55
Non-accrual loans	3,985	6,525
Total non-performing loans	3,985	6,580
Other real estate owned	1,460	2,515
Total non-performing assets	5,445	9,095
Performing troubled debt restructurings	3,978	4,003
Performing troubled debt restructurings and total non-performing assets	$9,423	$13,098

Non-performing loans to total loans	0.41%	0.75%
Non-performing loans to total loans excluding mortgage warehouse lines	0.52%	0.90%
Non-performing assets to total assets	0.42%	0.77%
Non-performing assets to total assets excluding mortgage warehouse lines	0.49%	0.89%
Total non-performing assets and performing troubled debt restructurings to total assets	0.72%	1.11%
The ratio of non-performing loans to total loans decreased to 0.41% at June 30, 2019 from 0.75% at December 31, 2018 due primarily to a $2.8 million loan which was upgraded and returned to accrual status. Non-performing assets represented 0.42% of total assets at June 30, 2019 compared to 0.77% of total assets at December 31, 2018.

Non-performing assets decreased by $3.7 million to $5.4 million at June 30, 2019 from $9.1 million at December 31, 2018. OREO totaled $1.4 million at June 30, 2019 compared to $2.5 million at December 31, 2018. One residential real estate property acquired in the NJCB merger with a carrying value of $1.1 million was sold in the second quarter of 2019 and a gain of $137,000 was recognized. OREO at June 30, 2019 was comprised of land with a carrying value of $93,000 that was foreclosed in the second quarter of 2018 and a commercial real estate property that was foreclosed in the third quarter of 2018 with a fair value of $1.4 million.

At June 30, 2019, the Bank had 11 loans totaling $4.4 million that were troubled debt restructurings. Three of these loans totaling $370,000 are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing. At December 31, 2018, the Bank had 12 loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At June 30, 2019, there were two loans acquired with evidence of deteriorated credit quality totaling $855,000 that were not classified as non-performing loans. At December 31, 2018, there were two loans acquired with evidence of deteriorated credit quality totaling $865,000 that were not classified as non-performing loans.

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

The second category of reserves consists of the allocated portion of the allowance.  The allocated portion of the allowance is determined by taking pools of outstanding loans that have similar characteristics and applying historical loss experience for each pool.  This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial business loans, commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals.  The historical estimation for each loan pool is then adjusted to account for current conditions, current loan portfolio performance, loan policy or management changes or any other qualitative factor that management believes may cause future losses to deviate from historical levels.

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

The Company lends to builders and developers with established relationships, successful operating histories and sound financial resources. Management has established underwriting and monitoring criteria to minimize the inherent risks of real estate construction lending. The risks associated with speculative construction lending include the borrower's inability to complete the construction process on time and within budget, the sale or rental of the project within projected absorption periods and the economic risks associated with real estate collateral. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchases and infrastructure development (such as roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale or rental of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

Mortgage Warehouse Lines of Credit

The Company’s Mortgage Warehouse Funding Group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Bank at the time of repayment.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Six months ended	Year ended	Six months ended
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Balance, beginning of period	$8,402	$8,013	$8,013
Provision charged to operating expenses	700	900	450
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(420)	(553)	(32)
Loans to individuals	—	(16)	(7)
All other loans	(43)	(17)	(1)
Total loans charged off	(463)	(586)	(40)
Recoveries:
Commercial business and commercial real estate	—	74	74
Loans to individuals	2	1	1
All other loans	—	—	—
Total recoveries	2	75	75
Net (charge offs) recoveries	(461)	(511)	35
Balance, end of period	$8,641	$8,402	$8,498
Loans:
At period end	$967,820	$883,164	$899,912
Average during the period	887,645	832,966	796,363
Net (charge offs) recoveries to average loans outstanding	(0.05)%	(0.06)%	—%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.06)%	(0.08)%	0.01%
Allowance for loan losses to:
Total loans at period end	0.89%	0.95%	0.94%
Total loans at period end excluding mortgage warehouse loans	1.01%	1.05%	1.09%
Non-performing loans	216.84%	127.69%	95.34%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of June 30, 2019 and December 31, 2018, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$3,754	0.91%	43%	$3,439	0.89%	44%
Commercial Business	1,546	1.30%	12%	1,829	1.52%	14%
Construction loans	1,759	1.14%	16%	1,732	1.16%	17%
Residential real estate loans	481	0.83%	6%	431	0.91%	5%
Loans to individuals	142	0.66%	2%	148	0.64%	3%
Subtotal	7,682	1.01%	85%	7,579	1.09%	83%
Mortgage warehouse lines	933	0.46%	21%	731	0.47%	17%
Unallocated reserves	26	—	—	92	—	—
Total	$8,641	0.89%	100%	$8,402	0.95%	100%
For the first six months of 2019, the Company recorded a provision for loan losses of $700,000, charge-offs of $463,000 and recoveries of loans previously charged-off of $2,000 compared to a provision for loan losses of $450,000, charge-offs of $40,000 and recoveries of loans previously charged-off of $75,000 recorded for the first six months of 2018. The higher provision for loan losses recorded for the first six months of 2019 was due primarily to the growth of the loan portfolio year over year, the higher amount of charge-offs and the change in the mix of loans in the loan portfolio.

At June 30, 2019, the allowance for loan losses was $8.6 million, or 0.89% of loans, compared to $8.4 million, or 0.95% of loans, at December 31, 2018 and $8.5 million, or 0.94% of loans, at June 30, 2018. The allowance for loan losses was 216.8% of non-performing loans at June 30, 2019 compared to 127.7% of non-performing loans at December 31, 2018 and 95.3% of non-performing loans at June 30, 2018.

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

The following table summarizes deposits at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Demand
Non-interest bearing	$232,313	$212,981
Interest bearing	333,006	323,503
Savings	190,851	189,612
Certificates of deposit	265,664	224,576
Total	$1,021,834	$950,672
At June 30, 2019, total deposits were $1.02 billion, an increase of $71.2 million, or 7.5%, from $950.7 million at December 31, 2018. Certificates of deposit increased $41.1 million, non-interest bearing demand deposits increased $19.3 million, interest-bearing demand deposits increased $9.5 million and savings deposits increased $1.2 million when compared to the levels at December 31, 2018.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At June 30, 2019, the Company had $104.9 million of short-term borrowings from the FHLB compared to $71.8 million of short-term borrowings from the FHLB at December 31, 2018.

Liquidity
At June 30, 2019, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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

The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $652.1 million, at June 30, 2019.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2019 and December 31, 2018, the Bank pledged approximately $290.8 million and $270.9 million of loans, respectively, to support the FHLB borrowing capacity. At June 30, 2019 and December 31, 2018, the Bank had available borrowing capacity of $104.4 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at June 30, 2019.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2019, the balance of cash and cash equivalents was $30.1 million.
Net cash provided by operating activities totaled $5.9 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $8.9 million for the six months ended June 30, 2018.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the six months ended June 30, 2019 was lower than net cash provided by operating activities for the six months ended June 30, 2018 due primarily to the net decrease in accrued expenses and other liabilities in the 2019 period compared to the net increase in accrued expenses and other liabilities in the 2018 period.

Net cash used in investing activities totaled $95.7 million for the six months ended June 30, 2019 compared to net cash used by investing activities of $41.4 million for the six months ended June 30, 2018. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash from investing activities for the first six months of 2019 was a net increase in loans of $84.9 million compared to a net increase in loans of $36.0 million for the first six months of 2018. For the six months ended June 30, 2019 and 2018, payments and maturities of investment securities totaled $21.3 million and $26.6 million, respectively. Cash was used to purchase investment securities of $31.3 million for the six months ended June 30, 2019 compared to purchases of $26.9 million of investment securities for the six months ended June 30, 2018. There were no sales of investment securities in the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities was $103.0 million for the six months ended June 30, 2019 compared to $44.4 million for the six months ended June 30, 2018.  The primary source of funds for the 2019 period was the increase in both the deposits and short-term borrowings of $71.2 million and $33.1 million, respectively. Cash dividends of $1.3 million were paid in the first six months of 2019. The primary source of funds for the six months ended June 30, 2018 was the $97.7 million increase in short-term borrowings, which was partially offset by the decrease in deposits of $52.4 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $8.0 million, or 6.3%, to $135.1 million at June 30, 2019 from $127.1 million at December 31, 2018.  The increase in shareholders’ equity was due primarily to an increase of $5.5 million in retained earnings and a $1.9 million increase in accumulated other comprehensive income (loss).

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

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended June 30, 2019 is set forth under Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of June 30, 2019 and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of June 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At June 30, 2019, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans, including the pending merger of Shore with and into the Bank.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Common equity Tier 1 (CET1)	$121,747	10.56%	$51,867	4.50%	N/A	N/A
Total capital to risk-weighted assets	148,388	12.87%	92,208	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	139,747	12.12%	69,156	6.00%	N/A	N/A
Tier 1 leverage capital	139,747	11.51%	48,560	4.00%	N/A	N/A

As of December 31, 2018
Common equity Tier 1 (CET1)	$115,537	10.72%	$48,484	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,194	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,645	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Common equity Tier 1 (CET1)	$139,573	12.12%	$51,842	4.50%	$74,883	6.50%
Total capital to risk-weighted assets	148,214	12.87%	92,163	8.00%	115,204	10.00%
Tier 1 capital to risk-weighted assets	139,573	12.12%	69,122	6.00%	92,163	8.00%
Tier 1 leverage capital	139,573	11.50%	48,537	4.00%	60,672	5.00%

As of December 31, 2018
Common equity Tier 1 (CET1)	$133,548	12.40%	$48,459	4.50%	$69,996	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,149	8.00%	107,687	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,612	6.00%	86,149	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

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

Based upon the current interest rate environment, as of June 30, 2019, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$52,965	$4,146	8.49%	$165,033	$(2,787)	(1.66)%
+200	51,647	2,828	5.79%	166,910	(910)	(0.54)%
—	48,819	—	—%	167,820	—	—%
-200	45,085	(3,734)	(7.65)%	159,556	(8,264)	(4.92)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2019, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the Company’s Annual Report Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2018. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2019. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2019.

In an immediate and sustained 200 basis point increase in market interest rates at June 30, 2019, net interest income for year 1 would increase approximately 5.8%, when compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market interest rates, net interest income for year 1 would decrease approximately 7.7%.

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

Model simulation results indicate the Company is asset sensitive, which indicates the Company’s net interest income should increase in a rising rate environment and decline in a falling interest rate environment. Management believes the Company’s interest rate risk position is balanced and reasonable.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2019, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K (Risk Factors) for the year ended December 31, 2018, as filed with the SEC on March 15, 2019, other than the risks and uncertainties described below related to the Merger of Shore with and into the Bank.

Failure to complete the Merger for any reason could negatively impact the stock price and the future business and financial results of the Company.

Completion of the Merger is subject to customary closing conditions, including, among others, (i) receipt of the requisite approval of the shareholders of Shore; (ii) receipt of regulatory approvals; (iii) the absence of any law or order prohibiting the closing; (iv) the holders of no more than 10% of Shore common stock exercising their dissenters’ rights under New Jersey banking law; and (v) the effectiveness of the registration statement to be filed by the Company with respect to the common stock to be issued in the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects.

If the Merger is not completed for any reason, the business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company could be subject to a number of risks. In this regard, the Company faces risks and uncertainties due both to the pendency of the Merger and the potential failure to consummate the merger, including:
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the risk that Shore’s shareholders may not adopt the Merger Agreement;
•the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
•delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner;
•the diversion of management’s time and resources from ongoing business operations due to issues relating to the Merger;
•material adverse changes in the Company’s or Shore’s operations or earnings;
•potential litigation in connection with the Merger; and
•a decrease in the common stock price of the Company under certain circumstances which could give Shore the right to terminate the Merger Agreement.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, the Company could have to recognize these and other expenses without realized the expected benefits of the Merger.

Combining the two banks may be more difficult, costly or time consuming than expected, and the expected benefits of the Merger may not be realized.

Cost or difficulties relating to integration matters might be greater than expected and the Company may be unable to realize expected cost savings and synergies from the Merger in the amounts and in the timeframe anticipated. For example, it is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined bank’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Shore now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock.

The Company’s belief that cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain. The combined bank’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined bank.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company is authorized to repurchase up to 396,141 shares of common stock of the Company under the repurchase program, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. At June 30, 2019, the remaining number of shares that may be purchased under the stock repurchase program are 394,141. There were no repurchases under the stock repurchase program during the first six months of 2019.
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

1ST CONSTITUTION BANCORP

Date:	August 8, 2019	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)