Form 10-Q
period 2019-09-30
1ST CONSTITUTION BANCORP
filed 2019-11-08
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file Number:        000-32891

1ST CONSTITUTION BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3665653
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 Route 130	P.O. Box 634	Cranbury	New Jersey	08512
(Address of Principal Executive Offices)				(Zip Code)

(Registrant’s Telephone Number, Including Area Code)	(609)	655-4500

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	FCCY	NASDAQ Global Market

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 4, 2019, there were 8,682,401 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$8,576	$4,983
Interest-earning deposits	12,180	11,861
Total cash and cash equivalents	20,756	16,844
Investment securities
Available for sale, at fair value	135,084	132,222
Held to maturity (fair value of $76,763 and $80,204 at September 30, 2019 and December 31, 2018, respectively)	74,909	79,572
Total investment securities	209,993	211,794
Loans held for sale	6,738	3,020
Loans	1,025,031	883,164
Less: allowance for loan losses	(8,977)	(8,402)
Net loans	1,016,054	874,762
Premises and equipment, net	11,619	11,653
Right-of-use assets	15,080	—
Accrued interest receivable	3,652	3,860
Bank-owned life insurance	29,142	28,705
Other real estate owned	1,460	2,515
Goodwill and intangible assets	12,165	12,258
Other assets	15,906	12,422
Total assets	$1,342,565	$1,177,833
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$217,555	$212,981
Interest bearing	805,504	737,691
Total deposits	1,023,059	950,672
Short-term borrowings	137,800	71,775
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,602	1,228
Lease liability	15,699	—
Accrued expenses and other liabilities	7,321	8,516
Total liabilities	1,204,038	1,050,748
SHAREHOLDERS EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 8,715,699 and 8,639,276 shares issued and 8,682,401 and 8,605,978 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	80,518	79,536
Retained earnings	58,198	49,750
Treasury stock, 33,298 shares at September 30, 2019 and December 31, 2018	(368)	(368)
Accumulated other comprehensive income (loss)	179	(1,833)
Total shareholders' equity	138,527	127,085
Total liabilities and shareholders' equity	$1,342,565	$1,177,833
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$13,316	$12,193	$38,342	$33,078
Securities:
Taxable	1,130	1,060	3,615	2,915
Tax-exempt	393	494	1,256	1,518
Federal funds sold and short-term investments	35	36	129	208
Total interest income	14,874	13,783	43,342	37,719
INTEREST EXPENSE
Deposits	2,904	1,854	7,892	4,542
Borrowings	268	349	698	576
Redeemable subordinated debentures	185	184	575	508
Total interest expense	3,357	2,387	9,165	5,626
Net interest income	11,517	11,396	34,177	32,093
PROVISION FOR LOAN LOSSES	350	225	1,050	675
Net interest income after provision for loan losses	11,167	11,171	33,127	31,418
NON-INTEREST INCOME
Service charges on deposit accounts	165	173	490	476
Gain on sales of loans	1,351	1,292	3,556	3,425
Income on bank-owned life insurance	149	152	437	425
Gain from bargain purchase	—	—	—	184
Gain on sales of securities	16	—	16	12
Other income	525	537	1,743	1,560
Total non-interest income	2,206	2,154	6,242	6,082
NON-INTEREST EXPENSES
Salaries and employee benefits	5,231	4,900	15,472	14,714
Occupancy expense	972	907	2,984	2,604
Data processing expenses	379	331	1,072	1,009
FDIC insurance expense	(47)	105	113	381
Other real estate owned expenses	52	73	134	75
Merger-related expense	302	—	575	2,141
Other operating expenses	1,546	1,578	4,746	4,866
Total non-interest expenses	8,435	7,894	25,096	25,790
Income before income taxes	4,938	5,431	14,273	11,710
INCOME TAXES	1,315	1,420	3,883	2,975
Net income	$3,623	$4,011	$10,390	$8,735
EARNINGS PER COMMON SHARE
Basic	$0.42	$0.48	$1.20	$1.05
Diluted	$0.42	$0.46	$1.19	$1.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,666,251	8,392,631	8,641,684	8,282,889
Diluted	8,722,349	8,678,679	8,698,959	8,565,401
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$3,623	$4,011	$10,390	$8,735
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	200	(513)	2,631	(2,015)
Tax effect	(48)	126	(638)	484
Net of tax amount	152	(387)	1,993	(1,531)

Reclassification adjustment for gains on securities available for sale(1)	(16)	—	(16)	(12)
Tax effect (2)	4	—	4	3
Net of tax amount	(12)	—	(12)	(9)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	2	—	6	—
Tax effect	—	—	(1)	—
Net of tax amount	2	—	5	—

Pension liability	56	89	167	178
Tax effect	(18)	(25)	(49)	(50)
Net of tax amount	38	64	118	128

Reclassification adjustment for actuarial gains for unfunded pension liability
Income (4)	(44)	(15)	(132)	(45)
Tax effect (2)	14	4	40	12
Net of tax amount	(30)	(11)	(92)	(33)

Total other comprehensive income (loss)	150	(334)	2,012	(1,445)

Comprehensive income	$3,773	$3,677	$12,402	$7,290

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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2018	$79,003	$43,560	$(368)	$(1,847)	$120,348
Net income	—	4,011	—	—	4,011
Share-based compensation	253	—	—	—	253
Cash dividends ($0.06 per share)	—	(504)	—	—	(504)
Other comprehensive loss	—	—	—	(334)	(334)
Balance, September 30, 2018	$79,256	$47,067	$(368)	$(2,181)	$123,774

Balance, July 1, 2019	$80,190	$55,224	$(368)	$29	$135,075
Net income	—	3,623	—	—	3,623
Exercise of stock options and issuance of restricted shares (8,358 shares and 25,350 shares, respectively)	60	—	—	—	60
Share-based compensation	268	—	—	—	268
Cash dividends ($0.075 per share)	—	(649)	—	—	(649)
Other comprehensive income	—	—	—	150	150
Balance, September 30, 2019	$80,518	$58,198	$(368)	$179	$138,527

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	8,735	—	—	8,735
Exercise of stock options and issuance of restricted shares (9,307 shares and 62,150 shares, respectively)	67	—	—	—	67
Share-based compensation	759	—	—	—	759
Issuance of common stock (249,785 shares)	5,495	—	—	—	5,495
Cash dividends ($0.18 per share)	—	(1,490)	—	—	(1,490)
Other comprehensive loss	—	—	—	(1,445)	(1,445)
Balance, September 30, 2018	$79,256	$47,067	$(368)	$(2,181)	$123,774

Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	10,390	—	—	10,390
Exercise of stock options and issuance of restricted shares (24,277 shares and 53,931 shares, respectively)	149	—	—	—	149
Share-based compensation	833	—	—	—	833
Cash dividends ($0.225 per share)	—	(1,942)	—	—	(1,942)
Other comprehensive income	—	—	—	2,012	2,012
Balance, September 30, 2019	$80,518	$58,198	$(368)	$179	$138,527
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$10,390	$8,735
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	1,050	675
Depreciation and amortization	1,020	1,056
Net amortization of premiums and discounts on securities	425	435
Loan discount accretion	(289)	(235)
Gain from bargain purchase	—	(184)
Gains on sales and calls of securities available for sale	(16)	(12)
Gains on sales of other real estate owned	(137)	—
Gains on sales of loans held for sale	(3,556)	(3,425)
Originations of loans held for sale	(100,664)	(85,285)
Proceeds from sales of loans held for sale	100,502	88,602
Increase in cash surrender value on bank–owned life insurance	(437)	(439)
Loss on cash surrender value on bank-owned life insurance	—	14
Share-based compensation expense	833	759
Decrease in deferred tax asset	1,146	—
Noncash rent and equipment expense	152	—
Decrease in accrued interest receivable	208	85
Increase in other assets	(3,442)	(499)
Increase in accrued interest payable	374	123
(Decrease) increase in accrued expenses and other liabilities	(693)	1,816
Net cash provided by operating activities	6,866	12,221
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(28,472)	(30,122)
Held to maturity	(9,101)	(2,868)
Proceeds from maturities and payments of securities:
Available for sale	27,988	13,282
Held to maturity	13,592	21,584
Proceeds from bank-owned life insurance benefits paid	—	893
Net purchase of restricted stock	(2,062)	(3,756)
Net increase in loans	(142,053)	(19,368)
Capital expenditures	(657)	(535)
Forfeitable deposit on other real estate owned	—	175
Net cash paid for acquisition of NJCB	—	(996)
Proceeds from sales of other real estate owned	1,192	—
Net cash used in investing activities	(139,573)	(21,711)
FINANCING ACTIVITIES:
Exercise of stock options	149	67
Cash dividends paid to shareholders	(1,942)	(1,490)
Net increase (decrease) in deposits	72,387	(67,552)
Increase in short-term borrowings	66,025	78,975
Net cash provided by financing activities	136,619	10,000
Increase in cash and cash equivalents	3,912	510
Cash and cash equivalents at beginning of period	16,844	18,754
Cash and cash equivalents at end of period	$20,756	$19,264
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$8,791	$5,503
Income taxes	4,528	3,226

Non-cash items:
Transfer of loans to other real estate owned	—	1,460
Right-of-use assets	15,080	—
Lease liability	15,699	—

Acquisition of New Jersey Community Bank
Noncash assets acquired:
Investment securities available for sale		$11,173
Loans		75,144
Premises and equipment, net		1,120
Bank-owned life insurance		3,972
Accrued interest receivable		259
Core deposit intangible asset		80
Other real estate owned		1,230
Other assets		1,601
		$94,579
Liabilities assumed :
Deposits		$87,223
Other liabilities		636
		$87,859

Common stock issued as consideration		$5,494

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
September 30, 2019
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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

Adoption of New Accounting Standards
ASU 2019-01 - Leases: Codification Improvements (Topic 842)
In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-01, “Leases: Codification Improvements (Topic 842).” ASU 2019-01 aligns the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard. Although this guidance is effective for years beginning after December 15, 2019, the Company adopted this guidance along with the adoption of ASU 2018-11, “Leases- Targeted Improvements,” and ASU 2016-02, “Leases.” The adoption of this guidance had a material impact on the Company’s consolidated financial statements. See the discussions regarding the adoptions of ASU 2018-11 and ASU 2016-02 below.

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

ASU 2018-11 - Leases - Targeted Improvements (Topic 842)
In July 2018, the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional (and optional) transition method for a cumulative effect adjustment. The additional transition method allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for calendar-year-end public business entities) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with the original U.S. GAAP (Topic 840, Leases).

For the Company, the provisions of this ASU were effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019 along with the adoption of ASU 2016-02, “Leases.” The adoption of this guidance had a material impact on the Company's financial statements. See the discussion regarding the adoption of ASU 2016-02 on page 9.

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

For the Company, the provisions of this ASU were effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance in 2019 did not have a material impact on the Company’s consolidated financial statements.

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

For the Company, the provisions of this ASU were effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance in 2019 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02 - Leases (Topic 842)

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

For the Company, the provisions of this ASU were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2019 utilizing the optional transition method as provided by ASU 2018-11. Under the optional transition method, only the most recent period presented reflected the adoption with a cumulative-effect adjustment to the opening balance of retained earnings and the comparative prior periods will be presented under the previous guidance of Topic 840.

This ASU includes a number of optional transition-related practical expedients. The Company elected to apply the practical expedients that relate to the identification and classification of leases that commenced before January 1, 2019 and the initial direct costs of those leases.

The election of these practical expedients allows the Company to continue to account for those leases that commenced before January 1, 2019 in accordance with previous U.S. GAAP. All of the Company’s leases that commenced before January 1, 2019 were operating leases. The lease expense will continue to be recognized based on the terms of the leases, except that a ROU asset and a lease liability was recognized for each operating lease at January 1, 2019 based on the present value of the remaining minimum lease payments.

At January 1, 2019, the Company had 16 leases for real property, which included leases for 13 of its branch offices and leases for three offices that are used for general office space. All of the real property leases included one or more options to extend the lease term. Two of the leases for branch offices constituted a lease for the land under the building and the Company owned the leasehold improvements to these two leases. The Company also had 13 leases for office equipment, which were primarily copier/printers and one automobile lease.

For purposes of adopting this ASU, the Company assumed in general that it would exercise the next lease extension for each real estate lease in order to have use of the property for at least a 5 to 10 year future period. With respect to one lease for land, the Company assumed that it would exercise all extensions covering a 25 year period due to the significance of the leasehold improvements. None of the equipment leases include extensions and generally have three to five year terms.

Due to the significance of the leases for real estate and the assumption regarding the exercise of the extensions for one land lease, the adoption of this ASU resulted in the recognition of a significant lease liability and ROU assets.

The Company adopted this ASU effective January 1, 2019 and recognized a lease liability of $16.2 million and ROU assets of $15.7 million. The adoption of this guidance in 2019 had a material impact on the Company’s financial condition.

(2) Acquisition of New Jersey Community Bank
On April 11, 2018, the Company completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank (the “NJCB Merger”) . The shareholders of NJCB received total consideration of $8.6 million, which was comprised of 249,785 shares of common stock of the Company with a market value of $5.5 million and cash consideration of $3.1 million, of which $401,000 was placed in escrow to cover costs and expenses, including settlement costs, if any, resulting from a certain litigation matter. In June 2019, the Company reached a settlement in the litigation matter. The escrow balance of approximately $393,000, net of costs and expenses, was paid out to the former NJCB shareholders in the third quarter of 2019.
The NJCB Merger was accounted for under the acquisition method of accounting, and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the acquisition date. NJCB’s results of operations have been included in the Company’s Consolidated Statements of Income since April 11, 2018.
The assets acquired and liabilities assumed in the NJCB Merger were recorded at their fair values based on management’s best estimates, using information available at the date of the NJCB Merger, including the use of third-party valuation specialists.
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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended September 30, 2019 and 2018, 27,930 options and no options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2019 and 2018, 27,930 and no options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Net income	$3,623	$4,011	$10,390	$8,735

Basic weighted average shares outstanding	8,666,251	8,392,631	8,641,684	8,282,889
Plus: common stock equivalents	56,098	286,048	57,275	282,512
Diluted weighted average shares outstanding	8,722,349	8,678,679	8,698,959	8,565,401
Earnings per share:
Basic	$0.42	$0.48	$1.20	$1.05
Diluted	$0.42	$0.46	$1.19	$1.02

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$1,998	$2	$—	$2,000
Residential collateralized mortgage obligations - GSE	50,334	276	(147)	50,463
Residential mortgage backed securities - GSE	14,177	247	(1)	14,423
Obligations of state and political subdivisions	19,162	309	(3)	19,468
Trust preferred debt securities - single issuer	1,491	—	(102)	1,389
Corporate debt securities	23,246	111	(241)	23,116
Other debt securities	24,268	79	(122)	24,225
Total	$134,676	$1,024	$(616)	$135,084

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities - single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
Total	$134,429	$203	$(2,410)	$132,222

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,553	$—	$5,553	$88	$(17)	$5,624
Residential mortgage backed securities - GSE	35,915	—	35,915	460	(14)	36,361
Obligations of state and political subdivisions	30,780	—	30,780	766	—	31,546
Trust preferred debt securities - pooled	657	(495)	162	558	—	720
Other debt securities	2,499	—	2,499	13	—	2,512
Total	$75,404	$(495)	$74,909	$1,885	$(31)	$76,763

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
Total	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

At September 30, 2019 and December 31, 2018, $67.9 million and $80.4 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at September 30, 2019 and December 31, 2018 and totaled $6.1 million and $4.1 million, respectively. Restricted stock consisted of $6.0 million of FHLB stock and $135,000 of Atlantic Community Bankers Bank stock at September 30, 2019 and $3.9 million of FHLB and $135,000 of Atlantic Community Bankers Bank stock at December 31, 2018.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2019.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$4,107	$4,102	3.70%
Due after one year through five years	32,765	32,821	2.71%
Due after five years through ten years	29,185	29,151	2.81%
Due after ten years	68,619	69,010	2.90%
Total	$134,676	$135,084	2.86%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$5,800	$5,831	3.54%
Due after one year through five years	16,051	16,375	3.80%
Due after five years through ten years	19,148	19,560	3.13%
Due after ten years	33,910	34,997	3.17%
Total	$74,909	$76,763	3.32%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations - GSE	12	$11,190	$(31)	$13,653	$(133)	$24,843	$(164)
Residential mortgage backed securities - GSE	14	5,723	(12)	1,320	(3)	7,043	(15)
Obligations of state and political subdivisions	5	1,024	(1)	529	(2)	1,553	(3)
Trust preferred debt securities - single issuer	2	—	—	1,389	(102)	1,389	(102)
Corporate debt securities	7	9,139	(61)	7,857	(180)	16,996	(241)
Other debt securities	8	13,653	(91)	3,733	(31)	17,386	(122)
Total temporarily impaired securities	48	$40,729	$(196)	$28,481	$(451)	$69,210	$(647)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$994	$(1)	$1,958	$(40)	$2,952	$(41)
Residential collateralized mortgage obligations - GSE	34	20,756	(138)	22,106	(682)	42,862	(819)
Residential mortgage backed securities - GSE	68	18,393	(141)	19,402	(305)	37,795	(446)
Obligations of state and political subdivisions	67	12,785	(154)	11,638	(213)	24,423	(367)
Trust preferred debt securities - single issuer	2	1,329	(162)	—	—	1,329	(162)
Corporate debt securities	10	8,912	(632)	18,374	(405)	27,286	(1,037)
Other debt securities	9	10,943	(93)	4,613	(130)	15,556	(223)
Total temporarily impaired securities	192	$74,112	$(1,321)	$78,091	$(1,775)	$152,203	$(3,095)

U.S. Treasury securities and obligations of U.S. government-sponsored entities and agencies: The unrealized losses on investments in these securities were caused by increases in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

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

On a quarterly basis, management evaluates the security to determine if any additional other-than-temporary impairment ("OTTI") is required. As of September 30, 2019, the security was in an unrealized gain position and the security was receiving the interest and principal allocable to it. Beginning in the first quarter of 2019, a portion of the $501,000 other-than-temporary impairment was recognized as an increase in the carrying amount of the security. The remaining balance will be recognized over the remaining term of the security, which is approximately 18 years. For the nine months ended September 30, 2019, OTTI was reduced to $495,000.

(5)   Allowance for Loan Losses and Credit Quality
The Company’s primary lending emphasis is the origination of commercial real estate loans, mortgage warehouse lines of credit and commercial business loans. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey and New York City metropolitan area real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.
The following table provides an aging of the loan portfolio by loan class at September 30, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$189	$2,745	$2,934	$419,840	$422,774	$—	$2,444
Mortgage warehouse lines	—	—	—	—	252,704	252,704	—	—
Construction	—	—	—	—	156,394	156,394	—	—
Commercial business	486	163	331	980	114,420	115,400	—	661
Residential real estate	456	—	957	1,413	53,610	55,023	—	1,374
Loans to individuals	—	16	395	411	21,783	22,194	—	787
Other	—	—	—	—	160	160	—	—
Total loans	$942	$368	$4,428	$5,738	$1,018,911	1,024,649	$—	$5,266
Deferred loan costs, net						382
Total loans						$1,025,031

The following table provides an aging of the loan portfolio by loan class at December 31, 2018:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$499	$1,201	$1,700	$386,731	$388,431	$—	$1,439
Mortgage warehouse lines	—	—	—	—	154,183	154,183	—	—
Construction	—	—	—	—	149,387	149,387	—	—
Commercial business	280	—	466	746	119,844	120,590	—	3,532
Residential real estate	588	—	1,156	1,744	45,519	47,263	—	1,156
Loans to individuals	16	237	263	516	22,446	22,962	55	398
Other	—	—	—	—	181	181	—	—
Total loans	$884	$736	$3,086	$4,706	$878,291	882,997	$55	$6,525
Deferred loan costs, net						167
Total loans						$883,164

As provided by Accounting Standards Codification (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At September 30, 2019 and December 31, 2018, there were $843,000 and $865,000 of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$154,587	$105,818	$399,815	$252,704	$53,347
Special Mention	—	7,911	7,967	—	85
Substandard	1,807	1,671	14,992	—	1,591
Doubtful	—	—	—	—	—
Total	$156,394	$115,400	$422,774	$252,704	$55,023

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$21,407	$160
Non-performing	787	—
Total	$22,194	$160

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2018:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$146,460	$104,162	$366,424	$152,378	$45,825
Special Mention	2,927	12,703	13,317	1,805	103
Substandard	—	3,487	8,690	—	1,335
Doubtful	—	238	—	—	—
Total	$149,387	$120,590	$388,431	$154,183	$47,263

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other
Performing	$22,564	$181
Non-performing	398	—
Total	$22,962	$181

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$5	$55	$—	$—	$—	$—	$—	$68
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	4
Collectively evaluated for impairment	1,577	1,390	4,213	1,137	406	154		28	8,905
Ending Balance	$1,585	$1,398	$4,269	$1,137	$406	$154	$—	$28	$8,977

Loans receivable:
Individually evaluated for impairment	$1,807	$1,416	$6,040	$—	$1,374	$787	$—	$—	$11,424
Loans acquired with deteriorated credit quality	—	340	1,365	—	—	—	—	—	1,705
Collectively evaluated for impairment	154,587	113,644	415,369	252,704	53,649	21,407	160	—	1,011,520
Ending Balance	$156,394	$115,400	$422,774	$252,704	$55,023	$22,194	$160	$—	1,024,649
Deferred loan costs, net									382
									$1,025,031

	December 31, 2018
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—	$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—	2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92	7,949
Ending Balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402

Loans receivable:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	870,734
Ending Balance	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	882,997
Deferred loan costs, net									167
									$883,164

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - July 1, 2019	$1,760	$1,546	$3,754	$933	$480	$142	$—	$26	$8,641
Provision charged/(credited) to operations	(175)	(148)	533	204	(74)	8	—	2	350
Loans charged off	—	—	(18)	—	—	—	—	—	(18)
Recoveries of loans charged off	—	—	—	—	—	4	—	—	4
Balance - September 30, 2019	$1,585	$1,398	$4,269	$1,137	$406	$154	$—	$28	$8,977

July 1, 2018	$1,661	$1,665	$3,314	$920	$462	$169	$—	$307	$8,498
Provision charged/(credited) to operations	60	21	484	(88)	(95)	(13)	18	(162)	225
Loans charged off	—	—	(441)	—	—	—	(18)	—	(459)
Recoveries of loans charged off	—	1	—	—	—	—	—	—	1
Balance - September 30, 2018	$1,721	$1,687	$3,357	$832	$367	$156	$—	$145	$8,265

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Total
Balance - January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	(147)	(86)	923	406	(25)	—	43	(64)	1,050
Loans charged off	—	(345)	(93)	—	—	—	(43)	—	(481)
Recoveries of loans charged off	—	—	—	—	—	6	—	—	6
Balance - September 30, 2019	$1,585	$1,398	$4,269	$1,137	$406	$154	$—	$28	$8,977

Balance - January 1, 2018	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283	$8,013
Provision charged/(credited) to operations	18	(15)	788	(20)	(25)	48	19	(138)	675
Loans charged off	—	(32)	(441)	—	—	(7)	(19)	—	(499)
Recoveries of loans charged off	—	14	61	—	—	1	—	—	76
Balance - September 30, 2018	$1,721	$1,687	$3,357	$832	$367	$156	$—	$145	$8,265

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

Impaired Loans Receivables (By Class)

				Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$—	$—	$—	$—	$—	$46	$2
Commercial Business	915	1,230	—	951	4	952	56
Commercial Real Estate	2,635	3,091	—	2,819	17	1,999	50
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,550	4,321	—	3,770	21	2,997	108
Residential Real Estate	1,374	1,504	—	1,402	—	1,296	—
Consumer:
Loans to Individuals	787	891	—	792	—	675	—
Other	—	—	—	—	—	—	—
Subtotal	2,161	2,395	—	2,194	—	1,971	—
With no allowance:	$5,711	$6,716	$—	$5,964	$21	$4,968	$108

With an allowance:
Commercial:
Construction	$1,807	$1,807	$8	$602	$29	$201	$29
Commercial Business	841	930	8	578	20	1,008	23
Commercial Real Estate	4,770	6,078	56	4,782	59	4,611	176
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	7,418	8,815	72	5,962	108	5,820	228
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$7,418	$8,815	$72	$5,962	$108	$5,820	$228
Total:
Construction	1,807	1,807	8	602	29	247	31
Commercial Business	1,756	2,160	8	1,529	24	1,960	79
Commercial Real Estate	7,405	9,169	56	7,601	76	6,610	226
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,374	1,504	—	1,402	—	1,296	—
Consumer	787	891	—	792	—	675	—
Total	$13,129	$15,531	$72	$11,926	$129	$10,788	$336

Impaired Loans Receivables (By Class)

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$103	$103	$—
Commercial Business	992	1,332	—
Commercial Real Estate	2,304	2,629	—
Mortgage Warehouse Lines	—	—	—
Subtotal	3,399	4,064	—
Residential Real Estate	1,156	1,241	—
Consumer:
Loans to Individuals	398	478	—
Other	—	—	—
Subtotal	398	478	—
With no allowance	$4,953	$5,783	$—
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	3,102	3,217	380
Commercial Real Estate	4,208	4,208	73
Mortgage Warehouse Lines	—	—	—
Subtotal	7,310	7,425	453
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other	—	—	—
Subtotal	—	—	—
With an allowance	$7,310	$7,425	$453

Total:
Construction	103	103	—
Commercial Business	4,094	4,549	380
Commercial Real Estate	6,512	6,837	73
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,156	1,241	—
Consumer	398	478	—
Total	$12,263	$13,208	$453

Impaired Loans Receivables (By Class)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$104	$2	$118	$6
Commercial Business	1,022	28	1,201	83
Commercial Real Estate	2,557	27	2,870	74
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,683	57	4,189	163
Residential Real Estate	1,149	—	742	—

Consumer:
Loans to Individuals	409	—	413	—
Other	—	—	—	—
Subtotal	409	—	413	—
With no allowance	$5,241	$57	$5,344	$163
With an allowance:
Commercial:
Construction	$—	$—	$—	$—
Commercial Business	3,422	2	3,376	50
Commercial Real Estate	4,796	55	4,376	169
Mortgage Warehouse Lines	—	—	—	—
Subtotal	8,218	57	7,752	219
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$8,218	$57	$7,752	$219
Total:
Construction	104	2	118	6
Commercial Business	4,444	30	4,577	133
Commercial Real Estate	7,353	82	7,246	243
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,149	—	742	—
Consumer	409	—	413	—
Total	$13,459	$114	$13,096	$382

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On April 11, 2018, as part of the NJCB Merger, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000. The following table presents additional information regarding purchased credit-impaired loans at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding balance	$1,873	$2,007
Carrying amount	$1,705	$1,738

Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$94	$233	$164	$126
Acquisition of impaired loans	—	—	—	168
Accretion of discount	(23)	(34)	(93)	(95)
Balance at end of period	$71	$199	$71	$199

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

September 30, 2019		December 31, 2018
Number of loans	Recorded Investment	Number of loans	Recorded Investment
2	$651	4	$821

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
There were three commercial business loans with an aggregate pre- and post-modified recorded investment of $596,000 and one construction loan with a pre- and post-modified recorded investment of $1.8 million that were each modified as a TDR during the nine months ended September 30, 2019. There were two commercial real estate loans with an aggregate pre- and post-modified recorded investment of $1.0 million and one commercial business loan with a pre- and post-modified recorded investment of $135,000 that were each modified as a TDR during the three and nine months ended September 30, 2018. There were no TDRs that subsequently defaulted within 12 months of restructuring during the nine months ended September 30, 2019 and 2018.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service charges on deposit accounts:
Overdraft fees	$100	$96	$272	$257
Other	65	77	218	219
Interchange income	122	119	343	294
Other income - in scope	103	89	309	418
Gain on sale of OREO	—	—	137	—
Income on bank-owned life insurance (1)	149	152	437	425
Net gains on sales of loans (1)	1,351	1,292	3,556	3,425
Loan servicing fees (1)	181	174	540	482
Net gains on sales and calls of securities (1)	16	—	16	12
Gain from bargain purchase (1)	—	—	—	184
Other income (1)	119	155	414	366
	$2,206	$2,154	$6,242	$6,082
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
As of September 30, 2019, there were 398,991 shares of common stock available for future grants under the Stock Plans.
The following table summarizes Options activity during the nine months ended September 30, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	139,511	$8.70	4.0	$1,566
Granted	11,400	19.38
Exercised	(24,277)	7.37
Forfeited	(1,268)	17.91
Expired or exchanged	(3,215)	13.03
Outstanding at September 30, 2019	122,151	$9.85	4.1	$1,087

Exercisable at September 30, 2019	103,145	$8.29	3.3	$1,078

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the nine months ended September 30, 2019 were as follows:

Fair value of options granted	$5.63
Risk-free rate of return	2.55%
Expected option life in years	7
Expected volatility	29.09%
Expected dividends	1.56%

Share-based compensation expense related to Options was $46,000 and $45,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $85,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in unvested shares of restricted stock for the nine months ended September 30, 2019:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2019	147,533	$13.21
Granted	53,931	18.30
Vested	(65,320)	15.91
Forfeited	(1,785)	17.31
Non-vested at September 30, 2019	134,359	$13.89

Share-based compensation expense related to Stock Awards was $787,000 and $714,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $2 million of unrecognized compensation cost related to unvested Stock Awards.
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

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At September 30, 2019 and December 31, 2018, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $29.1 million and $28.7 million at September 30, 2019 and December 31, 2018, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$48	$53	$142	$140
Interest cost	40	43	122	114
Actuarial gain recognized	(44)	(15)	(132)	(45)
Total	$44	$81	$132	$209

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	September 30, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$408	$(106)	$302
Unrealized impairment loss on held to maturity security	(495)	118	(377)
Gains on unfunded pension liability	353	(99)	254
Accumulated other comprehensive income	$266	$(87)	$179

	December 31, 2018
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding losses on investment securities available for sale	$(2,207)	$528	$(1,679)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	318	(90)	228
Accumulated other comprehensive loss	$(2,390)	$557	$(1,833)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - July 1, 2019	$162	$(379)	$246	$29
Other comprehensive income before reclassifications	152	—	38	190
Amounts reclassified from accumulated other comprehensive income	—	2	(30)	(28)
Reclassification adjustment for gains realized in income	(12)	—	—	(12)
Other comprehensive income	140	2	8	150
Balance - September 30, 2019	$302	$(377)	$254	$179

Balance - July 1, 2018	$(1,587)	$(382)	$122	$(1,847)
Other comprehensive income (loss) before reclassifications	(387)	—	64	(323)
Amounts reclassified from accumulated other comprehensive income	—	—	(11)	(11)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income (loss)	(387)	—	53	(334)
Balance - September 30, 2018	$(1,974)	$(382)	$175	$(2,181)

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income before reclassifications	1,993	—	118	2,111
Amounts reclassified from accumulated other comprehensive income	—	5	(92)	(87)
Reclassification adjustment for gains realized in income	(12)	—	—	(12)
Other comprehensive income	1,981	5	26	2,012
Balance - September 30, 2019	$302	$(377)	$254	$179

Balance - January 1, 2018	$(434)	$(382)	$80	$(736)
Other comprehensive income (loss) before reclassifications	(1,531)	—	128	(1,403)
Amounts reclassified from accumulated other comprehensive income	—	—	(33)	(33)
Reclassification adjustment for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,540)	—	95	(1,445)
Balance - September 30, 2018	$(1,974)	$(382)	$175	$(2,181)

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

The following disclosure requirements were removed from Subtopic 715-20:

1.The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;
2.The amount and timing of plan assets expected to be returned to the employer;
3.The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law;
4.Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan;
5.For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and
6.For public entities, the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

The following disclosure requirements were added to Subtopic 715-20:

1.The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates;
and
2.An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

This ASU also clarifies that the following information for defined benefit pension plans should be disclosed:

1.The projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs in excess of plan assets; and
2.The accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

In 2019, the FASB issued the following guidance related to ASU 2016-13-Financial Instruments-Credit Losses (Topic 326):

•In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses,
Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU make minor improvements to the Codification by eliminating certain inconsistencies and clarifying the current guidance.

•In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief.
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

The Company has completed the initial analysis of its financial assets and is building and validating the CECL models in 2019. During the second quarter of 2019, preliminary testing of the CECL model was conducted utilizing the December 31, 2018 and March 31, 2019 loan portfolios. During the third quarter of 2019, management continued to review the CECL model methodology and assumptions. During the fourth quarter of 2019, testing will be conducted utilizing the September 30, 2019 loan portfolio. The Company is validating the results and continuing to refine the methodology and assumptions. The Company is also evaluating the potential impact, if any, of adopting ASU 2019-05 and ASU 2019-04 on its consolidated financial statements along with the implementation of ASU 2016-13.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,000	$—	$2,000
Residential collateralized mortgage obligations - GSE	—	50,463	—	50,463
Residential mortgage backed securities - GSE	—	14,423	—	14,423
Obligations of state and political subdivisions	—	19,468	—	19,468
Trust preferred debt securities - single issuer	—	1,389	—	1,389
Corporate debt securities	7,969	15,147	—	23,116
Other debt securities	—	24,225	—	24,225
Total	$7,969	$127,115	$—	$135,084

	December 31, 2018
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$2,952	$—	$2,952
Residential collateralized mortgage obligations - GSE	—	48,183	—	48,183
Residential mortgage backed securities - GSE	—	13,882	—	13,882
Obligations of state and political subdivisions	—	23,342	—	23,342
Trust preferred debt securities - single issuer	—	1,329	—	1,329
Corporate debt securities	16,388	10,898	—	27,286
Other debt securities	—	15,248	—	15,248
Total	$16,388	$115,834	$—	$132,222

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2019
Impaired loans	$—	$—	$7,347	$7,347
Other real estate owned	—	—	1,460	1,460
December 31, 2018
Impaired loans	$—	$—	$6,857	$6,857
Other real estate owned	—	—	1,460	1,460

Impaired loans measured at fair value and included in the above table at September 30, 2019 consisted of twelve loans having an aggregate recorded investment of $7.4 million and specific loan loss allowance of $72,000. Impaired loans measured at fair value and included in the above table at December 31, 2018 consisted of eight loans having an aggregate balance of $7.3 million with specific loan loss allowance of $453,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019
Impaired loans	$7,347	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5% - 23.1% (8.41%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)
December 31, 2018
Impaired loans	$6,857	Appraisal of collateral (1)	Appraisal adjustments (2)	5% - 23% (10.6%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47% - 80% (63.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$20,756	$20,756	$—	$—	$20,756
Securities available for sale	135,084	7,969	127,115	—	135,084
Securities held to maturity	74,909	—	76,763	—	76,763
Loans held for sale	6,738	—	6,914	—	6,914
Loans, net	1,016,054	—	—	1,037,897	1,037,897
SBA servicing asset	982	—	1,490	—	1,490
Interest rate lock derivative	273	—	273	—	273
Accrued interest receivable	3,652	—	3,652	—	3,652
FHLB stock	5,991	—	5,991	—	5,991
Deposits	(1,023,059)	—	(1,023,690)	—	(1,023,690)
Borrowings	(137,800)	—	(137,800)	—	(137,800)
Redeemable subordinated debentures	(18,557)	—	(12,850)	—	(12,850)
Accrued interest payable	(1,602)	—	(1,602)	—	(1,602)

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$16,844	$16,844	$—	$—	$16,844
Securities available for sale	132,222	16,388	115,834	—	132,222
Securities held to maturity	79,572	—	80,204	—	80,204
Loans held for sale	3,020	—	3,141	—	3,141
Loans, net	874,762	—	—	874,742	874,742
SBA servicing asset	991	—	1,490	—	1,490
Interest rate lock derivative	79	—	79	—	79
Accrued interest receivable	3,860	—	3,860	—	3,860
FHLB stock	3,929	—	3,929	—	3,929
Deposits	(950,672)	—	(949,813)	—	(949,813)
Borrowings	(71,775)	—	(71,775)	—	(71,775)
Redeemable subordinated debentures	(18,557)	—	(12,774)	—	(12,774)
Accrued interest payable	(1,228)	—	(1,228)	—	(1,228)

Loan commitments and standby letters of credit as of September 30, 2019 and December 31, 2018 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At September 30, 2019, the Company had 30 operating leases under which the Company is a lessee. Of the 30 leases, 16 leases were for real property, including leases for 13 of the Company’s branch offices and 3 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Two of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 13 leases for office equipment, which are primarily copiers and printers and one automobile lease. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

During the three and nine months ended September 30, 2019 and 2018, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost:
Fixed rent expense	$501	$523	$1,477	$1,441
Variable rent expense	—	—	—	—
Short-term lease expense	3	—	7	—
Sublease income	—	—	—	—
Net lease cost	$504	$523	$1,484	$1,441

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease cost - occupancy expense	$438	$458	$1,295	$1,252
Lease cost - other expense	66	65	189	189
Net lease cost	$504	$523	$1,484	$1,441

During the nine months ended September 30, 2019 and 2018, the following cash and non-cash activities were associated with the leases:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,332	$1,441

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	417	—

The future payments due under operating leases at September 30, 2019 and 2018 were as follows:

	At September 30,
(In thousands)	2019	2018
Due in less than one year	$1,841	$1,426
Due in one year but less than two years	1,796	1,282
Due in two years but less than three years	1,784	1,067
Due in three years but less than four years	1,767	851
Due in four years but less than five years	1,644	659
Thereafter	12,483	1,824
Total	$21,315	$7,109

As of September 30, 2019, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of September 30, 2018, the minimum future payments were disclosed as required by ASC Topic 840 and do not include future rent related to renewal options.

As of September 30, 2019, the weighted-average remaining lease term for all operating leases is 14.7 years. The weighted average discount rate associated with the operating leases as of September 30, 2019 was 3.43%.

(13) Subsequent Event

On November 8, 2019, at 5:01 p.m., the Company and the Bank completed the merger of Shore Community Bank ( “Shore”) with and into the Bank with the Bank being the surviving entity (the “Shore Merger”). Under the terms of the merger agreement governing the Shore Merger (the “Merger Agreement”), Shore shareholders received an aggregate of 1,509,275 shares of the Company's common stock and an aggregate of approximately $24,233,385 in cash, which does not include cash in lieu of fractional shares. The Company now has, including the shares issued in connection with the Shore Merger, 10,191,676 shares of common stock outstanding.

Shore was headquartered in Toms River, New Jersey, and served its customers and communities through five full-service banking offices in Toms River (3), Jackson and Manahawkin, New Jersey. Shore had assets of $286 million, loans of $210 million and deposits of $250 million as of September 30, 2019. As a result of the Merger, the Company, on a consolidated basis, anticipates having approximately $1.6 billion in assets, $1.2 billion of loans and $1.3 billion of deposits, with 26 full-service banking offices located in Bergen, Middlesex, Monmouth, Mercer, Ocean and Somerset counties, New Jersey.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the operating results for the three and nine months ended September 30, 2019 and financial condition at September 30, 2019 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Quarterly Report on Form 10-Q for the three- and nine-month period ended September 30, 2019 (this “Form 10-Q”). Results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of results to be attained for any other periods.

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

On June 23, 2019, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shore Community Bank (“Shore”), providing for the merger of Shore with and into the Bank, with the Bank as the surviving entity (the “Shore Merger”). The Shore Merger became effective at 5:01 p.m. on November 8, 2019. The material terms of the Merger Agreement and the Shore Merger were disclosed on a Current Report on Form 8-K filed with the SEC on June 25, 2019.

On April 11, 2018, the Company and the Bank completed the merger of New Jersey Community Bank (“NJCB”) with and into the Bank (the NJCB Merger"). See Note 2 - Acquisition of New Jersey Community Bank - for further information.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those factors listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 15,

2019, such as changes in the direction of the economy in New Jersey and the New York metropolitan area; changes in the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; the adoption, interpretation and implementation of new or pre-existing accounting pronouncements; changes to or new bank regulatory rules, regulations or policies that restrict or direct certain actions; risks associated with investments in mortgage-backed securities; continued relationships with major customers, including sources for loans; risks associated with speculative construction lending; risks associated with safeguarding information technology systems; and changes to the method by which LIBOR rates are determined and the phasing out of LIBOR after 2021. Other risks and uncertainties related to the Shore Merger that could cause actual results to differ from those described above include, but are not limited to, the risk that expected cost savings and synergies from the Shore Merger may not be realized, and the inability to retain Shore’s customers and employees.

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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Summary

The Company reported net income of $3.6 million and diluted earnings per share of $0.42 for the three months ended September 30, 2019 compared to net income of $4.0 million and diluted earnings per share of $0.46 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company reported net income of $10.4 million, or $1.19 per diluted share, compared to net income of $8.7 million, or $1.02 per diluted share, for the nine months ended September 30, 2018.

Return on average total assets and return on average shareholders' equity were 1.14% and 10.57%, respectively, for the three months ended September 30, 2019 compared to return on average total assets and return on average shareholders' equity of 1.34% and 12.89%, respectively, for the three months ended September 30, 2018. Return on average total assets and return on average shareholders' equity were 1.14% and 10.52%, respectively, for the nine months ended September 30, 2019 compared to return on average total assets and return on average shareholders' equity of 1.03% and 9.94%, respectively, for the nine months ended September 30, 2018. Book value and tangible book value per share were $15.95 and $14.55, respectively, at September 30, 2019 compared to $14.77 and $13.34, respectively, at December 31, 2018.

On June 23, 2019, the Company and the Bank entered into the Merger Agreement with Shore. Expenses of $302,000 and $575,000 related to the Shore Merger were incurred in the three and nine months ended September 30, 2019, respectively. The Shore Merger became effective at 5:01 p.m. on November 8, 2019. On April 11, 2018, the Company completed the NJCB Merger. As a result of the NJCB Merger, merger-related expense of $2.1 million was incurred and a gain from bargain purchase of $184,000 was recognized in the nine months ended September 30, 2018.

Adjusted net income is a non-GAAP financial measure, which is net income excluding the after-tax effect of merger-related expense and gain on bargain purchase. Adjusted net income was $3.9 million, or $0.45 per diluted share, for the third quarter of 2019 compared to adjusted net income of $4.0 million, or $0.46 per diluted share, for the third quarter of 2018.

For the nine months ended September 30, 2019, adjusted net income was $10.8 million, or $1.25 per diluted share, compared to adjusted net income of $10.1 million, or $1.18 per diluted share, for the nine months ended September 30, 2018.

Adjusted net income, adjusted net income per diluted share, adjusted return on average total assets, adjusted return on average shareholders’ equity and tangible book value per share are non-GAAP financial measures. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. Management believes that the presentation of these non-GAAP financial measures of the Company in this Form 10-Q may be helpful to readers in understanding the Company’s financial performance when comparing the Company’s financial statements for the three and nine months ended September 30, 2019 and 2018 because these non-GAAP financial measures show the Company’s financial performance excluding the financial impact of the net expenses related to the Shore Merger and the NJCB Merger.

The following table reflects the reconciliation of non-GAAP measures for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Adjusted net income
Net income	$3,623	$4,011	$10,390	$8,735
Adjustments:
Merger-related expense	302	—	575	2,141
Gain from bargain purchase	—	—	—	(184)
Income tax effect of adjustments	(37)	—	(119)	(568)
Adjusted net income	$3,888	$4,011	$10,846	$10,124

Adjusted net income per diluted share
Adjusted net income	$3,888	$4,011	$10,846	$10,124
Diluted shares outstanding	8,722,349	8,678,680	8,698,959	8,565,401
Adjusted net income per diluted share	$0.45	$0.46	$1.25	$1.18

Adjusted return on average total assets
Adjusted net income	$3,888	$4,011	$10,846	$10,124
Average assets	1,264,298	1,187,522	1,221,410	1,132,045
Adjusted return on average total assets	1.22%	1.34%	1.19%	1.20%

Adjusted return on average shareholders' equity
Adjusted net income	$3,888	$4,011	$10,846	$10,124
Average equity	135,975	123,420	132,079	117,484
Adjusted return on average shareholders' equity	11.34%	12.89%	10.98%	11.52%

Book value and tangible book value per share
Shareholders' equity			$138,527	$123,774
Less: goodwill and intangible assets			12,165	12,294
Tangible shareholders' equity			126,362	111,480
Shares outstanding			8,682,401	8,404,292
Book value per share			$15.95	$14.73
Tangible book value per share			$14.55	$13.26

THIRD QUARTER 2019 HIGHLIGHTS

•Return on average total assets and return on average shareholders’ equity were 1.14% and 10.57%, respectively.
•Book value per share and tangible book value per share were $15.95 and $14.55, respectively, at September 30, 2019.

•	Net interest income was $11.6 million and the net interest margin was 3.91% on a tax equivalent basis.

•	A provision for loan losses of $350,000 and net charge-offs of $14,000 were recorded.

•	Total loans were $1.0 billion at September 30, 2019, an increase of $141.9 million from December 31, 2018.

•
The total of commercial business, commercial real estate and construction loans increased $36.2 million, or 5.5%, to $694.6 million, compared to $658.4 million at December 31, 2018, and increased $68.0 million, or 10.9%, compared to $626.6 million at September 30, 2018.

•
Mortgage warehouse loans increased $98.5 million during the first nine months of 2019 to $252.7 million, reflecting the seasonal nature of residential lending in the Bank's markets and the increased level of refinancing activity of residential mortgages.

•	Non-performing assets declined $2.4 million to $6.7 million, or 0.50% of total assets, and included $1.5 million of OREO at September 30, 2019.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 83.9% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2019 compared to 84.1% of net revenues for the three months ended September 30, 2018. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.
On January 1, 2018 the prime rate was 4.50% and increased 0.25% in each quarter of 2018. The prime rate was 5.00% throughout most of the third quarter and was 5.25% at the end of September 2018. In December the prime rate increased to 5.50% and was 5.50% on December 31, 2018. During 2019, the prime rate was unchanged at 5.50% from the beginning of the year to July 31 until the Federal Reserve reduced the targeted federal funds rate to a range of 2.00% to 2.25% and the prime rate declined to 5.25%. On September 18, 2019, the Federal Reserve reduced the targeted federal funds rate to a range of 1.75% to 2.00% and the prime rate declined to 5.00%.

In general, mortgage warehouse lines, construction loans, commercial business loans that are lines of credit and loans to individuals that are home equity lines of credit have interest rates that are indexed to the prime rate. The interest rate earned on these loans adjusts based on changes in the prime rate.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended September 30, 2019 and 2018. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended September 30, 2019			Three months ended September 30, 2018
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$6,452	$35	2.15%	$11,953	$36	1.19%
Investment securities:
Taxable	161,538	1,130	2.80%	151,115	1,060	2.81%
Tax-exempt (1)	52,990	498	3.76%	73,621	625	3.40%
Total investment securities	214,528	1,628	3.04%	224,736	1,685	3.00%
Loans: (2)
Commercial real estate	405,885	5,295	5.10%	377,719	4,901	5.08%
Mortgage warehouse lines	191,812	2,644	5.39%	180,430	2,504	5.43%
Construction	157,752	2,705	6.80%	142,365	2,406	6.61%
Commercial business	117,465	1,731	5.85%	106,717	1,496	5.51%
Residential real estate	57,026	624	4.38%	46,777	530	4.53%
Loans to individuals	20,555	260	4.95%	24,655	306	4.92%
Loans held for sale	5,160	49	3.80%	3,203	38	4.75%
All other loans	1,222	8	2.56%	1,061	12	4.43%
Total loans	956,877	13,316	5.52%	882,927	12,193	5.41%
Total interest-earning assets	1,177,857	$14,979	5.05%	1,119,616	$13,914	4.88%
Non-interest-earning assets:
Allowance for loan losses	(8,786)			(8,388)
Cash and due from banks	11,684			5,767
Other assets	83,543			70,527
Total non-interest-earning assets	86,441			67,906
Total assets	$1,264,298			$1,187,522
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$335,997	$720	0.85%	$338,783	$499	0.58%
Savings accounts	190,985	491	1.02%	194,223	371	0.76%
Certificates of deposit	291,674	1,693	2.30%	230,490	984	1.69%
Short-term borrowings	45,378	268	2.34%	63,429	349	2.18%
Redeemable subordinated debentures	18,557	185	3.99%	18,557	184	3.97%
Total interest-bearing liabilities	882,591	$3,357	1.51%	845,482	$2,387	1.12%
Non-interest-bearing liabilities:
Demand deposits	221,166			211,291
Other liabilities	24,566			7,329
Total non-interest-bearing liabilities	245,732			218,620
Shareholders’ equity	135,975			123,420
Total liabilities and shareholders’ equity	$1,264,298			$1,187,522
Net interest spread (3)			3.54%			3.76%
Net interest income and margin (4)		$11,622	3.91%		$11,527	4.09%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the nine months ended September 30, 2019 and 2018. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$7,140	$129	2.42%	$21,287	$208	1.31%
Investment securities:
Taxable	162,809	3,615	2.96%	146,003	2,915	2.66%
Tax-exempt (1)	56,723	1,590	3.74%	76,872	1,922	3.33%
Total investment securities	219,532	5,205	3.16%	222,875	4,837	2.89%
Loans: (2)
Commercial real estate	400,096	15,494	5.11%	349,423	13,391	5.05%
Mortgage warehouse lines	155,962	6,682	5.71%	157,422	6,318	5.35%
Construction	157,245	8,135	6.92%	135,049	6,548	6.48%
Commercial business	120,774	5,386	5.96%	110,101	4,391	5.33%
Residential real estate	50,562	1,682	4.39%	45,955	1,517	4.35%
Loans to individuals	21,748	827	5.01%	23,386	780	4.40%
Loans held for sale	3,556	107	4.01%	3,067	101	4.39%
All other loans	1,032	29	3.71%	1,132	32	3.73%
Total loans	910,975	38,342	5.63%	825,535	33,078	5.31%
Total interest-earning assets	1,137,647	$43,676	5.13%	1,069,697	$38,123	4.73%
Non-interest-earning assets:
Allowance for loan losses	(8,693)			(8,295)
Cash and due from banks	11,270			5,782
Other assets	81,186			64,861
Total non-interest-earning assets	83,763			62,348
Total assets	$1,221,410			$1,132,045
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$337,004	$1,977	0.78%	$362,048	$1,437	0.53%
Savings accounts	190,589	1,380	0.97%	208,780	1,079	0.69%
Certificates of deposit	268,851	4,535	2.26%	180,250	2,026	1.50%
Short-term borrowings	36,992	698	2.52%	36,407	576	2.12%
Redeemable subordinated debentures	18,557	575	4.13%	18,557	508	3.65%
Total interest-bearing liabilities	851,993	$9,165	1.44%	806,042	$5,626	0.93%
Non-interest-bearing liabilities:
Demand deposits	214,618			199,953
Other liabilities	22,720			8,566
Total non-interest-bearing liabilities	237,338			208,519
Shareholders’ equity	132,079			117,484
Total liabilities and shareholders’ equity	$1,221,410			$1,132,045
Net interest spread (3)			3.69%			3.80%
Net interest income and margin (4)		$34,511	4.06%		$32,497	4.06%
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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net interest income was $11.5 million for the three months ended September 30, 2019 compared to net interest income of $11.4 million for the three months ended September 30, 2018. Total interest income was $14.9 million for the three months ended September 30, 2019 compared to $13.8 million for the three months ended September 30, 2018. This increase was due primarily to the $74.0 million increase in average loans, reflecting growth primarily of commercial real estate, mortgage warehouse, construction and commercial business loans.

Average interest-earning assets were $1.18 billion with a tax-equivalent yield of 5.05% for the third quarter of 2019 compared to $1.12 billion with a tax-equivalent yield of 4.88% for the third quarter of 2018. The higher yield on average interest-earning assets for the third quarter of 2019 reflected primarily the higher yield earned on the loan portfolio and the higher percentage of average loans to average earning assets in the third quarter of 2019 compared to the third quarter of 2018.

For the third quarter of 2019, the average prime rate was higher than the average prime rate for the third quarter of 2018, and the yields of construction loans, commercial business loans and loans to individuals were higher than for the third quarter of 2018. The yield of mortgage warehouse lines was 5.39% for the third quarter of 2019 compared to 5.43% for the third quarter of 2018. The indexed spread to the prime rate varies by customer and the yield is affected by the prime rate and also the relative mix of loans to mortgage warehouse customers that are outstanding during the period.

Due to the timing of the two decreases in the prime rate in the third quarter of 2019, the 0.50% total decrease had only a partial effect on the average yield of the loans indexed to the prime rate. On October 30, 2019, the Federal Reserve decreased the targeted federal funds rate to a range of 1.50% to 1.75% and, as a result, the prime rate declined to 4.75%. Absent any further change in the targeted federal funds rate, the average yield of loans indexed to the prime rate is expected to decline in the fourth quarter of 2019.

Interest expense on average interest-bearing liabilities was $3.4 million, with an interest cost of 1.51%, for the third quarter of 2019 compared to $2.4 million, with an interest cost of 1.12%, for the third quarter of 2018. The $1.0 million increase in interest expense on interest-bearing liabilities for the third quarter of 2019 reflected primarily higher deposit interest rates and higher borrowing interest rates in the third quarter of 2019 compared to the third quarter of 2018, and an increase of $37.1 million in average interest-bearing liabilities. The change in the mix of deposits, with the average balance of money market, NOW and savings accounts lower than, and certificates of deposits higher than, in the third quarter of 2018 also increased the cost of total deposits in the third quarter of 2019, because certificates of deposit generally have a higher interest cost than non-maturity deposits.

The increase in average non-interest bearing demand deposits of $9.9 million provided the Company with additional funding to support the organic growth in average loans.

The net tax-equivalent interest margin decreased to 3.91% for the third quarter of 2019 compared to 4.09% for the third quarter of 2018 due primarily to the higher interest cost of average interest-bearing liabilities, which was partially offset by the higher yield on average earning assets.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
For the nine months ended September 30, 2019, net interest income increased $2.1 million, or 6.5%, to $34.2 million compared to $32.1 million for the comparable period in 2018. The tax-equivalent net interest margin of 4.06% for the nine months ended September 30, 2019 was unchanged from the prior year period. The higher interest costs of deposits and short-term borrowings offset the higher yield earned on average interest-earning assets in the first nine months of 2019 compared to the same period in 2018, resulting in no change in net interest margin.

Total interest income was $43.3 million for the nine months ended September 30, 2019 compared to $37.7 million for the nine months ended September 30, 2018. This increase was due primarily to the $85.4 million increase in average loans, reflecting growth primarily of commercial real estate, construction and commercial business loans.

Average interest-earning assets increased $68.0 million to $1.14 billion for the nine months ended September 30, 2019 compared to $1.07 billion for the same period in 2018. This increase was due primarily to the $85.4 million increase in average loans, which was partially offset by a decline of $14.1 million in average federal funds sold.

For the nine months ended September 30, 2019 and 2018, the tax-equivalent yield on interest-earning assets was 5.13% and 4.73%, respectively. For the nine months ended September 30, 2019, the average prime rate was higher than for the nine months ended September 30, 2018, and the yield of loans indexed to the prime rate were higher than for the nine months ended September 30, 2018.

Interest expense on average interest-bearing liabilities was $9.2 million, with an interest cost of 1.44%, for the nine months ended September 30, 2019 compared to $5.6 million, with an interest cost of 0.93%, for the same period in the prior year. The increase of $3.5 million in interest expense on average interest-bearing liabilities reflected primarily higher deposit interest rates and higher borrowing interest rates in the first nine months of 2019 compared to the same period in the prior year and an increase of $46.0 million in average interest-bearing liabilities. The change in the mix of deposits, with the average balance of money market, NOW and savings accounts lower than, and certificates of deposits higher than, in the first nine months of 2018 also increased the cost of total deposits in the first nine months of 2019, because certificates of deposit generally have a higher interest cost than non-maturity deposits.

Average interest-bearing liabilities increased $46.0 million, or 5.7%, to $852.0 million for the nine months ended September 30, 2019 from $806.0 million for the first nine months of 2018 due primarily to increases in certificates of deposit. The liquidity from the increase in average interest-bearing liabilities was used to partially fund the growth of average loans.

The increase in average non-interest-bearing demand deposits of $14.7 million provided the Company with additional funding to support the growth of average loans.

The net interest margin on a tax-equivalent basis was 4.06% for the nine months ended September 30, 2019 and 2018. The higher interest costs of deposits and short-term borrowings offset the higher yield earned on average interest-earning assets in the first nine months of 2019 compared to the same period in 2018, resulting in no change in net interest margin.

The Company’s interest rate risk position based on its simulation model is characterized as “asset sensitive,” because it has more assets, primarily loans indexed to the prime rate, than interest bearing liabilities that adjust in a similar period of time to changes in short-term interest rates. Management has taken measures during 2019 to reduce the asset sensitivity of the balance sheet by originating loans with fixed rates, purchasing investments with fixed rates and increasing the amount of interest bearing liabilities that reprice with changes in short-term interest rates by utilizing short-term borrowings and certificates of deposit with short-term maturities.

The net interest margin may decline further as a result of the recent reduction in the prime rate and the generally lower interest rate environment if the Company is not able reduce the cost of its interest bearing liabilities as quickly and to the same extent as the decline in the yield of its interest earning assets.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. The general economic environment in New Jersey and the New York City metropolitan area has been positive with stable and expanding economic activity. Over the last five years, the Company has generally experienced stable loan credit quality.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

During the third quarter of 2019, the Company recorded a provision for loan losses of $350,000 compared to a provision for loan losses of $225,000 for the third quarter of 2018 due primarily to the growth of the loan portfolio and the change in the mix of loans in the loan portfolio. During the third quarter of 2019, charge-offs were $18,000 and recoveries of loans previously charged-off were $4,000 compare to charge-offs of $459,000 and recoveries of loans previously charged-off of $1,000 for the third quarter of 2018. The allowance for loan losses was $9.0 million, or 0.88% of total loans, at September 30, 2019, compared to $8.3 million, or 0.94% of total loans, at September 30, 2018. The decrease in the allowance as a percentage of loans was due primarily to decline in specific reserves for certain impaired loans from September 30, 2018 to September 30, 2019, that were charged-off during the second quarter of 2019. The mix and relative risk of loans at September 30, 2019 compared to September 30, 2018 also resulted in a lower allowance as a percentage of loans. Management believes that the current economic conditions in New Jersey and the New York City metropolitan area and operating conditions for the Company are generally positive, which factors were also considered in management’s evaluation of the adequacy of the allowance for loan losses.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
The Company recorded a provision for loan losses of $1.05 million for the nine months ended September 30, 2019 compared to $675,000 for the nine months ended September 30, 2018. The provision for loan losses for the first nine months of 2019 reflected charge-offs of $481,000 and recoveries of previously charged-off loans of $6,000 compared to charge-offs of $499,000 and recoveries of previously charged-off loans of $76,000 during the nine months ended September 30, 2018.

Non-Interest Income

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Total non-interest income for the third quarter of 2019 increased $52,000 from the third quarter 2018 to $2.2 million due primarily to an increase in gain on sales of loans of $59,000, partially offset by small declines in service charges on deposit accounts and other income.

The Company originates and sells commercial loans guaranteed by the Small Business Administration (“SBA”) and residential mortgage loans in the secondary market. In the third quarter of 2019, $38.8 million of residential mortgages were sold and $1.1 million of gains were recorded compared to $25.0 million of residential mortgage loans sold and $702,000 of gains recorded in the third quarter of 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity in the third quarter of 2019 compared to the third quarter of 2018 due in part to a higher level of refinancing activity. In the third quarter of 2019, $2.4 million of SBA loans were sold and gains of $205,000 were recorded compared to $7.6 million of SBA loans sold and gains of $590,000 recorded in the third quarter of 2018. SBA guaranteed commercial lending activity and loan sales vary from period to period.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Total non-interest income for the nine months ended September 30, 2019 increased $160,000 to $6.2 million compared to total non-interest income of $6.1 million for the nine months ended September 30, 2018 due primarily to increases in gain on the sale of loans and other income. A gain from bargain purchase related to the NJCB Merger in 2018 of $184,000 was recorded in the nine months ended September 30, 2018 and no gain from bargain purchase was recorded in the nine months ended September 30, 2019.
The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the nine months ended September 30, 2019, $86.7 million of residential mortgages were sold, which generated gains from the sales of loans of $2.7 million, as compared to sales of $69.7 million of residential mortgage loans, which generated gains of $2.0 million, during the nine months ended September 30, 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity in the third quarter of 2019 compared to the third quarter of 2018.
For the nine months ended September 30, 2019, SBA loan sales were $10.39 million and generated gains on sales of loans of $817,000 compared to SBA loan sales of $15.8 million that generated gains on sales of $1.4 million for the nine months ended September 30, 2018.
Service charges on deposit accounts increased modestly for the nine months ended September 30, 2019 compared to the same period in 2018.
For the nine months ended September 30, 2019, other income increased $183,000 to $1.7 million compared to $1.6 million for the nine months ended September 30, 2018. The increase in other income in 2019 was due primarily to a gain on the sale of OREO of $137,000 recorded in the second quarter of 2019.
Non-Interest Expenses
For the three months ended September 30, 2019, non-interest expenses were $8.4 million compared to $7.9 million for the three months ended September 30, 2018, an increase of $541,000, or 6.9%. The increase in non-interest expenses was due primarily to $302,000 of merger-related expense related to the Shore Merger and a $331,000 increase in salaries and employee benefits, partially offset by a decline of $152,000 in Federal Deposit Insurance Corporation (“FDIC”) insurance expense.

The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$5,231	$4,900	$15,472	$14,714
Occupancy expense	972	907	2,984	2,604
Data processing expenses	379	331	1,072	1,009
Equipment expense	323	295	942	841
Marketing	62	52	253	231
Telephone	97	97	290	299
Regulatory, professional and consulting fees	426	413	1,259	1,369
Insurance	96	91	283	293
Supplies	65	65	188	231
FDIC insurance expense	(47)	105	113	381
Other real estate owned expenses	52	73	134	75
Merger-related expense	302	—	575	2,141
Amortization of intangible assets	30	94	93	281
Other expenses	447	471	1,438	1,321
Total	$8,435	$7,894	$25,096	$25,790

Three months ended September 30, 2019 compared to three month period ended September 30, 2018

Non-interest expenses increased $541,000 to $8.4 million for the third quarter of 2019, compared to $7.9 million for the third quarter of 2018.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $331,000, or 6.8%, to $5.2 million for the three months ended September 30, 2019 compared to $4.9 million for the three months ended September 30, 2018, due primarily to a $157,000 increase in commissions as a result of the higher level of residential mortgage lending, merit increases and increases in employee benefit expenses.

Occupancy expense increased $65,000, or 7.2%, due primarily to the opening of a branch office in Long Branch, New Jersey at the end of the second quarter of 2019 and the leasing of additional office space.

Data processing expenses increased to $379,000 in the third quarter of 2019 compared to $331,000 for the third quarter of 2018 due primarily to the growth of loans and deposits and new customer services and products added during the 2019 period.

FDIC insurance expense decreased $152,000 due primarily to the receipt from the FDIC of the small bank assessment credit of $87,000 for the second quarter of 2019. As a result of the receipt of the credit, the assessment for the second quarter of 2019 was fully offset and no payment was due. Accordingly, the $87,000 credit was recorded in the third quarter of 2019 and more than offset the expense accrued for the quarter. The Bank has a remaining credit of approximately $198,000 that may be applied by the FDIC to future quarters’ assessments. The application and receipt of future credits will depend on future reserve calculations for the Deposit Insurance Fund of the FDIC. In addition, the reduction in the FDIC assessment rate due to the financial condition of the Bank also contributed to the decrease in the FDIC insurance expense.

Other real estate owned expenses decreased $21,000 to $52,000 for the third quarter of 2019 and included primarily ownership costs for property insurance and other maintenance expenses.

Merger-related expense of $302,000 was incurred in the third quarter of 2019 for legal and financial advisory fees in connection with the Shore Merger. There was no merger-related expense incurred in the third quarter of 2018.

Amortization expense of intangible assets decreased $64,000 to $30,000 in the third quarter of 2019 due primarily to the full amortization of the core deposit intangible in the third quarter of 2018 related to the acquisition of three branch offices and their deposits in 2011.

Other operating expenses decreased $24,000 due primarily to decreases in loan and appraisal expenses.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Non-interest expenses were $25.1 million for the nine months ended September 30, 2019 compared to $25.8 million for the nine months ended September 30, 2018, representing a decrease of $694,000, or 2.7%. Merger-related expense of $575,000 was incurred in the nine months ended September 30, 2019 related to the Shore Merger compared to $2.1 million incurred in the nine months ended September 30, 2018 related to the NJCB Merger.
Salaries and employee benefits, which represent the largest portion of non-interest expenses, were $15.5 million and $14.7 million for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $758,000, or 5.2%. The $758,000 increase in salaries and employee benefits included $169,000 of salaries for former NJCB employees who joined the Company following the NJCB Merger and a $103,000 increase in mortgage commissions due to higher level of residential mortgage lending . The remaining increase in salaries and benefits was related to merit increases, employee health benefit expenses and addition of new staff.
Occupancy expense increased $380,000 to $3.0 million for the first nine months of 2019 compared to $2.6 million for the comparable period in 2018. Of the total increase, $123,000 was related to the addition of the two former NJCB branch offices acquired in the NJCB Merger and the remaining increase in occupancy expense was due primarily to the opening of a branch office in Long Branch, New Jersey at the end of the second quarter of 2019, the leasing of additional office space, as well as increases in other occupancy costs.
Regulatory, professional and consulting fees declined $110,000 to $1.3 million for the nine months ended September 30, 2019 compared to $1.4 million for the nine months ended September 30, 2018 due primarily to lower legal and consulting fees resulting from a decrease in litigations expenses and loan collection matters.
The Company recorded FDIC insurance expense of $113,000 for the nine months ended September 30, 2019 compared to $381,000 for the nine months ended September 30, 2018, a decrease of $268,000, due primarily to the reduction in the FDIC assessment rate and the receipt from FDIC of the small bank assessment credit for the second quarter of 2019. As a result, the assessment for the second quarter of 2019 was offset and no payment was due. The $87,000 credit was recorded in the third quarter of 2019. The Bank has a remaining credit of approximately $198,000 that may be applied by the FDIC to future quarters’ assessments. The application and receipt of future credits will depend on future reserve calculations for the Deposit Insurance Fund of the FDIC.
Other real estate owned expenses increased by $59,000 to $134,000 for the nine months ended September 30, 2019 compared to $75,000 for the same period in 2018 due primarily to maintenance and ownership expenses of the OREO properties.
Merger-related expense of $575,000 was incurred in the nine months ended September 30, 2019 related to the Shore Merger compared to $2.1 million related to the NJCB Merger in the nine months ended September 30, 2018.

Amortization expense of intangible assets decreased $188,000 to $93,000 in the first nine months of 2019 due primarily to the full amortization of the core deposit intangible in the third quarter of 2018 related to the acquisition of three branch offices and their deposits in 2011.
Other expenses totaled $1.4 million for the nine months ended September 30, 2019 compared to $1.3 million for the nine months ended September 30, 2018, representing an increase of $117,000, due primarily to general increases in various other operating expense categories year over year.

Income Taxes

Three months ended September 30, 2019 compared to three month period ended September 30, 2018

Income tax expense was $1.3 million for the third quarter of 2019, resulting in an effective tax rate of 26.6%, compared to income tax expense of $1.4 million, which resulted in an effective tax rate of 26.2% for the third quarter of 2018. The higher effective tax rate in the third quarter of 2019 was primarily the result of certain merger-related expense related to the Shore Merger that was not deductible.

Nine Months Ended September 30, 2019 compared to nine months ended September 30, 2018

Income tax expense was $3.9 million for the nine months ended September 30, 2019, resulting in an effective tax rate of 27.2%, compared to income tax expense of $3.0 million for the comparable period in 2018, which resulted in an effective tax rate of 25.4%. The $908,000 increase in income tax expense for the nine months ended September 30, 2019 was due primarily to the $2.6 million increase in pre-tax income.

The effective tax rate increased in the 2019 period due primarily to the increase in pre-tax income for which income tax was accrued at the combined federal and New Jersey statutory income tax rate of 30.01% and certain merger-related expense related to the Shore Merger that was not deductible.

Financial Condition

September 30, 2019 compared to December 31, 2018

Total consolidated assets were $1.34 billion at September 30, 2019, an increase of $164.7 million from total consolidated assets of $1.18 billion at December 31, 2018. This increase was due primarily to the $141.8 million increase in total loans, an increase of $3.9 million in cash and cash equivalents and an increase of $15.1 million in right-of-use assets related to the adoption of the new lease accounting standard, ASC Topic 842. Other real estate owned declined $1.1 million as a result of the sale of one property in the second quarter of 2019.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.8 million at September 30, 2019 compared to $16.8 million at December 31, 2018, representing an increase of $3.9 million. The increase in cash and cash equivalents reflects a short-term increase in both cash and due from banks and interest-earning deposits that will be employed to fund the expected growth of loans.

Loans Held for Sale

Loans held for sale were $6.7 million at September 30, 2019 compared to $3.0 million at December 31, 2018. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 15.6% of total assets at September 30, 2019 and approximately 18.0% of total assets at December 31, 2018. Total investment securities decreased $1.8 million to $210.0 million at September 30, 2019 from $211.8 million at December 31, 2018. Purchases of investment securities totaled $37.6 million during the nine months ended September 30, 2019, and proceeds from sales, calls, maturities and payments totaled $41.6 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At September 30, 2019, securities available for sale were $135.1 million, an increase of $2.9 million, or 2.2%, compared to securities available for sale of $132.2 million at December 31, 2018.

At September 30, 2019, the securities available for sale portfolio had net unrealized gains of $408,000 compared to net unrealized losses of $2.2 million at December 31, 2018.  These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). The change from a net unrealized loss to a net unrealized gain in the first nine months of 2019 was due principally to the lower intermediate and longer-term market interest rates at September 30, 2019 than at December 31, 2018.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At September 30, 2019, securities held to maturity were $74.9 million, a decrease of $4.7 million from $79.6 million at December 31, 2018.  The fair value of the held to maturity portfolio was $76.8 million at September 30, 2019.

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

The following table represents the components of the loan portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$422,774	41%	$388,431	39%
Mortgage warehouse lines	252,704	25	154,183	24
Construction loans	156,394	15	149,387	17
Commercial business	115,400	11	120,590	12
Residential real estate	55,023	6	47,263	5
Loans to individuals	22,194	2	22,962	3
All other	160	—	181	—
Total loans	1,024,649	100%	882,997	100%
Deferred loan costs, net	382		167
Total loans, including deferred loans costs, net	$1,025,031		$883,164
Total loans increased by $141.9 million, or 16.1%, to $1.02 billion at September 30, 2019 compared to $883.2 million at December 31, 2018. The increase in loans is due primarily to an increase of $98.5 million in mortgage warehouse loans, a $34.3 million increase in commercial real estate loans, a $7.8 million in increase in residential real estate loans and a $7.0 million increase in construction loans, which was partially offset by a $5.2 million decrease in commercial business loans and a $768,000 decrease in loans to individuals.

Outstanding balances on mortgage warehouse lines increased $98.5 million to $252.7 million at September 30, 2019 compared to $154.2 million at December 31, 2018, reflecting the seasonal nature of residential lending in the Bank’s markets, which generally experience higher home purchase activity during the spring and summer months as compared to other periods during the year, and a higher level of refinancing activity due to the decline in residential mortgage interest rates in 2019.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. The Bank funded $999.5 million and $2.5 billion of residential mortgages through customers’ warehouse lines of credit during the three and nine months ended September 30, 2019, respectively, compared to $911.8 million and $2.6 billion for the three and nine months ended September 30, 2018, respectively.

Commercial real estate loans increased $34.3 million, or 8.8%, to $422.8 million at September 30, 2019 from $388.4 million at December 31, 2018. Commercial real estate loans consist primarily of loans to businesses collateralized by real estate employed in the business and loans to finance investor owned income-producing properties.

Construction loans totaled $156.4 million at September 30, 2019 compared to $149.4 million at December 31, 2018, an increase of $7.0 million, or 4.7%. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

The Bank also finances the construction of individual, owner-occupied single-family homes. These loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender.

Commercial business loans decreased $5.2 million, or 4.3%, to $115.4 million at September 30, 2019 from $120.6 million at December 31, 2018. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. Business assets of the commercial borrower are generally pledged as collateral for these loans.

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

At September 30, 2019, non-performing loans decreased by $1.3 million to $5.3 million from $6.6 million at December 31, 2018, 2018, and the ratio of non-performing loans to total loans decreased to 0.51% at September 30, 2019 compared to 0.75% at December 31, 2018. During the nine months ended September 30, 2019, $1.4 million of non-performing loans were resolved, $2.9 million of loans were returned to accrual status, $481,000 of loans were charged-off and $3.5 million of loans were placed on non-accrual. In the first quarter of 2019, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility was upgraded to pass rating from substandard rating and was no longer classified as a non-accrual loan. As of the date of notification, the Bank upgraded the loan, which had a balance of $2.8 million at that time, and returned the loan to accrual status. The loan facility was paid off in full during the third quarter of 2019.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$55
Non-accrual loans	5,266	6,525
Total non-performing loans	5,266	6,580
Other real estate owned	1,460	2,515
Total non-performing assets	6,726	9,095
Performing troubled debt restructurings	6,158	4,003
Performing troubled debt restructurings and total non-performing assets	$12,884	$13,098

Non-performing loans to total loans	0.51%	0.75%
Non-performing loans to total loans excluding mortgage warehouse lines	0.68%	0.90%
Non-performing assets to total assets	0.50%	0.77%
Non-performing assets to total assets excluding mortgage warehouse lines	0.62%	0.89%
Total non-performing assets and performing troubled debt restructurings to total assets	0.96%	1.11%
The ratio of non-performing loans to total loans decreased to 0.51% at September 30, 2019 from 0.75% at December 31, 2018 due primarily to a $2.8 million loan which was upgraded and returned to accrual status. The loan was paid off in full during the third quarter of 2019. Non-performing assets represented 0.50% of total assets at September 30, 2019 compared to 0.77% of total assets at December 31, 2018.

Non-performing assets decreased by $2.4 million to $6.7 million at September 30, 2019 from $9.1 million at December 31, 2018. OREO totaled $1.5 million at September 30, 2019 compared to $2.5 million at December 31, 2018. One residential real estate property acquired in the NJCB Merger with a carrying value of $1.1 million was sold in the second quarter of 2019 and a gain of $137,000 was recognized. OREO at September 30, 2019 was comprised of land with a carrying value of $93,000 that was foreclosed in the second quarter of 2018 and a commercial real estate property that was foreclosed in the third quarter of 2018 with a fair value of $1.4 million.

At September 30, 2019, the Bank had 13 loans totaling $6.5 million that were troubled debt restructurings. Three of these loans totaling $359,000 are included in the above table as non-accrual loans and the remaining ten loans totaling $6.2 million were performing. At

December 31, 2018, the Bank had 12 loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At September 30, 2019, there were two loans acquired with evidence of deteriorated credit quality totaling $843,000 that were not classified as non-performing loans. At December 31, 2018, there were two loans acquired with evidence of deteriorated credit quality totaling $865,000 that were not classified as non-performing loans.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine months ended	Year ended	Nine months ended
(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Balance, beginning of period	$8,402	$8,013	$8,013
Provision charged to operating expenses	1,050	900	675
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(438)	(553)	(473)
Loans to individuals	—	(16)	(7)
All other loans	(43)	(17)	(19)
Total loans charged off	(481)	(586)	(499)
Recoveries:
Commercial business and commercial real estate	—	74	75
Loans to individuals	6	1	1
All other loans	—	—	—
Total recoveries	6	75	76
Net (charge offs) recoveries	(475)	(511)	(423)
Balance, end of period	$8,977	$8,402	$8,265
Loans:
At period end	$1,025,031	$883,164	$881,538
Average during the period	910,975	832,966	825,535
Net (charge offs) recoveries to average loans outstanding	(0.05)%	(0.06)%	(0.05)%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.06)%	(0.08)%	(0.06)%
Allowance for loan losses to:
Total loans at period end	0.88%	0.95%	0.94%
Total loans at period end excluding mortgage warehouse loans	1.16%	1.05%	1.06%
Non-performing loans	170.47%	127.69%	122.25%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of September 30, 2019 and December 31, 2018, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$4,269	1.01%	41%	$3,439	0.89%	44%
Commercial Business	1,398	1.21%	11%	1,829	1.52%	14%
Construction loans	1,585	1.01%	15%	1,732	1.16%	17%
Residential real estate loans	406	0.74%	6%	431	0.91%	5%
Loans to individuals	154	0.69%	2%	148	0.64%	3%
Subtotal	7,812	1.01%	75%	7,579	1.09%	83%
Mortgage warehouse lines	1,137	0.45%	25%	731	0.47%	17%
Unallocated reserves	28	—	—	92	—	—
Total	$8,977	0.88%	100%	$8,402	0.95%	100%
For the first nine months of 2019, the Company recorded a provision for loan losses of $1.1 million, charge-offs of $481,000 and recoveries of loans previously charged-off of $6,000 compared to a provision for loan losses of $675,000, charge-offs of $499,000 and recoveries of loans previously charged-off of $76,000 recorded for the first nine months of 2018. The higher provision for loan losses recorded for the first nine months of 2019 was due primarily to the growth of the loan portfolio year over year and the change in the mix of loans in the loan portfolio.

At September 30, 2019, the allowance for loan losses was $9.0 million, or 0.88% of loans, compared to $8.4 million, or 0.95% of loans, at December 31, 2018 and $8.3 million, or 0.94% of loans, at September 30, 2018. The allowance for loan losses was 170.5% of non-performing loans at September 30, 2019 compared to 127.7% of non-performing loans at December 31, 2018 and 122.3% of non-performing loans at September 30, 2018.

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

The following table summarizes deposits at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Demand
Non-interest bearing	$217,555	$212,981
Interest bearing	343,684	323,503
Savings	196,834	189,612
Certificates of deposit	264,986	224,576
Total	$1,023,059	$950,672
At September 30, 2019, total deposits were $1.02 billion, an increase of $72.4 million, or 7.6%, from $950.7 million at December 31, 2018. Certificates of deposit increased $40.4 million, non-interest bearing demand deposits increased $4.6 million, interest-bearing demand deposits increased $20.2 million and savings deposits increased $7.2 million when compared to the levels at December 31, 2018.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2019, the Company had $116.8 million of short-term borrowings from the FHLB and $21.0 million of federal funds purchased compared to $71.8 million of short-term borrowings from the FHLB at December 31, 2018.

Liquidity
At September 30, 2019, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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

The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $671.3 million, at September 30, 2019.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2019 and December 31, 2018, the Bank pledged approximately $298.8 million and $270.9 million of loans, respectively, to support the FHLB borrowing capacity. At September 30, 2019 and December 31, 2018, the Bank had available borrowing capacity of $95.4 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, $25 million of which were unused and available at September 30, 2019.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2019, the balance of cash and cash equivalents was $20.8 million.
Net cash provided by operating activities totaled $6.9 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $12.2 million for the nine months ended September 30, 2018.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities.  Net cash provided by operating activities for the nine months ended September 30, 2019 was lower than net cash provided by operating activities for the nine months ended September 30, 2018 due primarily to higher net proceeds from originations and sale of loans of approximately $3.5 million in the first nine months of 2018. The net decrease in accrued expenses and other liabilities compared to the net increase in accrued expenses and other liabilities in the 2018 period also contributed to the decrease in cash flows from operating activities in the 2019 period.

Net cash used in investing activities totaled $139.6 million for the nine months ended September 30, 2019 compared to net cash used by investing activities of $21.7 million for the nine months ended September 30, 2018. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash from investing activities for the first nine months of 2019 was a net increase in loans of $142.1 million compared to a net increase in loans of $19.4 million for the first nine months of 2018. For the nine months ended September 30, 2019 and 2018, payments and maturities of investment securities totaled $41.6 million and $34.9 million, respectively. Cash was used to purchase investment securities of $37.6 million for the nine months ended September 30, 2019 compared to purchases of $33.0 million of investment securities for the nine months ended September 30, 2018. There were no sales of investment securities in the nine months ended September 30, 2019 and 2018.

Net cash provided by financing activities was $136.6 million for the nine months ended September 30, 2019 compared to $10.0 million for the nine months ended September 30, 2018.  The primary source of funds for the 2019 period was the increase in both the deposits and short-term borrowings of $72.4 million and $66.0 million, respectively. Cash dividends of $1.9 million were paid in the first nine months of 2019. The primary source of funds for the nine months ended September 30, 2018 was the $79.0 million increase in short-term borrowings, which was partially offset by the decrease in deposits of $67.6 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $11.4 million, or 9.0%, to $138.5 million at September 30, 2019 from $127.1 million at December 31, 2018.  The increase in shareholders’ equity was due primarily to an increase of $8.4 million in retained earnings, a $2.0 million increase in accumulated other comprehensive income (loss) and $1.0 million increase in common stock due to exercising of stock options and share-based compensation.

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

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended September 30, 2019 is set forth under Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of September 30, 2019 and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of September 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increases by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At September 30, 2019, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans, including the Shore Merger.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Common equity Tier 1 (CET1)	$125,118	10.53%	$53,451	4.50%	N/A	N/A
Total capital to risk-weighted assets	152,095	12.80%	95,024	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	143,118	12.05%	71,268	6.00%	N/A	N/A
Tier 1 leverage capital	143,118	11.45%	50,018	4.00%	N/A	N/A

As of December 31, 2018
Common equity Tier 1 (CET1)	$115,537	10.72%	$48,484	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,194	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,645	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Common equity Tier 1 (CET1)	$142,839	12.03%	$53,426	4.50%	$77,171	6.50%
Total capital to risk-weighted assets	151,816	12.79%	94,980	8.00%	118,725	10.00%
Tier 1 capital to risk-weighted assets	142,839	12.03%	71,235	6.00%	94,980	8.00%
Tier 1 leverage capital	142,839	11.43%	49,996	4.00%	62,495	5.00%

As of December 31, 2018
Common equity Tier 1 (CET1)	$133,548	12.40%	$48,459	4.50%	$69,996	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,149	8.00%	107,687	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,612	6.00%	86,149	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

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

Based upon the current interest rate environment, as of September 30, 2019, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$51,594	$3,447	7.16%	$163,938	$(1,651)	(1.00)%
+200	50,518	2,371	4.92%	165,996	407	0.25%
—	48,147	—	—%	165,589	—	—%
-200	45,956	(2,191)	(4.55)%	158,467	(7,122)	(4.30)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2019, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the Company’s Annual Report Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2018. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2019. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2019.

In an immediate and sustained 200 basis point increase in market interest rates at September 30, 2019, net interest income for year 1 would increase approximately 4.9%, when compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market interest rates, net interest income for year 1 would decrease approximately 4.6%.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2019, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K (Risk Factors) for the year ended December 31, 2018, as filed with the SEC on March 15, 2019, other than the risks and uncertainties described below related to the Shore Merger.

Combining the two banks may be more difficult, costly or time consuming than expected, and the expected benefits of the Merger may not be realized.

Cost or difficulties relating to integration matters might be greater than expected and the Company may be unable to realize expected cost savings and synergies from the Shore Merger in the amounts and in the timeframe anticipated. For example, it is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined bank’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the Shore Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Shore operated, which could have an adverse effect on the Company’s financial results and the value of its common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company is authorized to repurchase up to 396,141 shares of common stock of the Company under the repurchase program, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. At September 30, 2019, the remaining number of shares that may be purchased under the stock repurchase program are 394,141. There were no repurchases under the stock repurchase program during the first nine months of 2019.
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

1ST CONSTITUTION BANCORP

Date:	November 8, 2019	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)