Form 10-K
period 2019-12-31
1ST CONSTITUTION BANCORP
filed 2020-03-16
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $136,654,174.

As of February 28, 2020, 10,185,648 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2020 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

When used in this Annual Report on Form 10-K for the year ended December 31, 2019 (this "Form 10-K"), the words the "Company," "we," "our," and "us" refer to 1ST Constitution Bancorp and its wholly owned subsidiaries, unless we indicate otherwise.

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

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; legislation or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); changes in monetary and fiscal policies of the U.S. Government; changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the Federal Deposit Insurance Corporation (the "FDIC") to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the effects of public health crises, including, but not limited to, the recent outbreak of the Novel Coronavirus (COVID-19); the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the Securities and Exchange Commission (the "SEC"); and our ability to manage the risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
Item 1.  Business.

1ST Constitution Bancorp

1ST Constitution Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. 1ST Constitution Bancorp was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1ST Constitution Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2019, the Company has three employees, all of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1ST Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Mercer, Middlesex, Monmouth, Ocean and Somerset Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates 25 additional branch offices in Asbury Park, downtown Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton, Hightstown, Hillsborough, Hopewell, Jackson, Jamesburg, Lawrenceville, Little Silver, Long Branch, Manahawkin, Neptune City, Perth Amboy, Plainsboro, Princeton, Rumson, Shrewsbury, Skillman and Toms River, New Jersey. The Bank also operates a residential mortgage loan production office in Jersey City, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the FDIC. As of December 31, 2019, the Bank had 221 employees, of which 218 were full-time employees.

Management efforts focus on positioning the Bank to meet the financial needs of the communities in the Fort Lee area of Bergen County and in Mercer, Middlesex, Monmouth, Ocean and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

•expansion of the Bank;
•personal service; and
•technological advances and e-commerce.

Expansion of the Bank

On November 8, 2019, the Company completed the merger of Shore Community Bank ("Shore"), a New Jersey chartered bank, with and into the Bank, with the Bank being the surviving entity (the "Shore Merger"). At the time of the Shore Merger, Shore had approximately $284.2 million in assets, approximately $209.6 million in loans, and approximately $249.8 million in deposits. Shore operated five branch offices located in Ocean County, New Jersey which became branches of the Bank as a result of the Shore Merger.

Pursuant to the terms of the merger agreement, dated as of June 23, 2019, governing the Shore Merger (the "Merger Agreement"), each outstanding share of Shore common stock owned at the effective time was exchanged for the right to receive (i) $16.50 in cash; (ii) 0.8786 of a share of the Company's common stock; or (iii) a combination of cash and the Company's common stock. Total consideration paid to Shore shareholders in the Shore Merger was $54.3 million, which was comprised of 1,509,275 shares of common stock of the Company with a market value of $29.2 million at the effective time of the Shore Merger, cash consideration of $24.2 million and cash of $925,000 paid in exchange for unexercised outstanding stock options. Cash used as consideration was provided by the Bank from existing cash assets.

On April 11, 2018, the Company completed the merger of New Jersey Community Bank ("NJCB"), a New Jersey-chartered bank, with and into the Bank, with the Bank being the surviving entity (the "NJCB Merger"). At the time of the NJCB Merger, NJCB had approximately $95 million in assets, approximately $75 million in loans, and approximately $87 million in deposits. NJCB operated two branch offices in Monmouth County, New Jersey which became branches of the Bank as a result of the NJCB Merger.

The Bank continually evaluates opportunities to expand its products and services to existing and new customers and expand into new markets through the acquisition of other banks and bank branch offices within and contiguous to its existing markets and/or by opening new branch offices.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central and coastal New Jersey and the Fort Lee area of Bergen County. The Bank’s focus is to understand the needs of the community and its customers and to tailor products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Technological Advances and e-Commerce

 The Bank recognizes that retail and business customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by mobile device, ATM, or the Internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers and businesses may also access their accounts and make deposits through their mobile devices.  In 2019, the Bank introduced several features to enhance customers’ mobile and online banking experience, including real time account alerts and fraud monitoring on debit cards. Consumers can take advantage of Momentum Mortgage, our digital mortgage platform introduced in 2018, to apply online for loans and interact with management through the online portal. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. Our increased service offerings in electronic banking provide our customers with the means to access the Bank’s services easily and at their own convenience.

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

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Subsequently, in July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which was subsequently increased to $1 billion or more in May 2015), and top-tier savings and loan holding companies (collectively referred to herein as, "banking organizations"). Among other things, the rules established a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are also required to have a total capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components). As of January 1, 2019, the capital conservation buffer requirement is fully phased in.

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

Under these capital rules, the Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 10.99%, 10.99% ,11.67%, and 10.54%, respectively, at December 31, 2019. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio (“CBLR”) framework, or continue to measure capital under the existing Basel III requirements. The new rule took effect on January 1, 2020, and qualifying community banking organizations may elect to opt into the new CBLR in their call report for the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•a leverage capital ratio of greater than 9.0%;
•total consolidated assets of less than $10.0 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.

Management is still reviewing the CBLR framework, but does not expect that the Company or the Bank will elect to use the framework.

Restrictions on Dividends and Redemption of Stock for the Company and the Bank

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the "Banking Act") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Act, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of not less than 50% of its capital stock or, if not, (ii) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Bank is also limited in paying dividends if it does not maintain the necessary “capital conservation buffer” as discussed below and above under the section titled “Capital Adequacy of the Company and the Bank.”

Dividend payments by the Company to its shareholders are subject to a the policy of the Federal Reserve Board which provides that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides further that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

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

Effective July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. As of the date of this Form 10-K, the Bank does not pay interest on demand deposits. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2019, 2018 and 2017.

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

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act, which became effective on July 21, 2015, for investments in covered funds made after December 31, 2013. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in "proprietary trading" and (ii) investing in or sponsoring certain types of funds (defined as "Covered Funds") subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. In July 2019, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC adopted a final rule to exempt certain community banks, including the Bank, from the Volcker Rule, consistent with The Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule.

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

Public Company Legislation

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

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

Section 302(a) of the Sarbanes-Oxley Act requires the Company’s principal executive officer and principal financial officer to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which they were made, not misleading. Among other things, these officers must certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation of disclosure controls and procedures and whether there have been significant changes in the Company’s internal control over financial reporting.

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

Financial Institutions Reform, Recovery, and Enforcement Act of 1989

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

Lending Limits

In January 2013, the NJ Banking Department issued an order requiring a New Jersey-chartered bank’s calculation of lending limits to any person or entity to include credit exposure to such person or entity arising from a derivative transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Previously, such credit exposure was not included in a New Jersey-chartered bank’s calculation of lending limits. New Jersey-chartered banks must comply with the operative provisions of the order, which include compliance with all of the rules set forth in the Office of the Comptroller of the Currency’s rules on lending limits (codified at 12 C.F.R pts. 32, 159 and 160). This change in the calculation of lending limits did not have a significant impact on the Bank’s operations.

Information about our Executive Officers

Robert F. Mangano, 74, is the President and Chief Executive Officer of the Company and of the Bank, in which roles he has served since 1996. Prior to joining the Bank in 1996, Mr. Mangano was President and Chief Executive Officer of Urban National Bank, a community bank in northern New Jersey, for a period of three years and a Senior Vice President of another bank for one year. Prior to such time, Mr. Mangano held a senior position with Midlantic Corporation for 21 years. Mr. Mangano is Chairman of the Audit Committee of the Englewood Hospital Medical Center and serves on the Board of Trustees of Englewood Hospital Medical Center and its parent board.

Stephen J. Gilhooly, 67, has served as the Senior Vice President and Chief Financial Officer of the Company and the Bank and as the Treasurer of the Company since April 1, 2014. Prior to April 1, 2014, Mr. Gilhooly served as the Bank’s Senior Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Gilhooly most recently served as Senior Vice President and Treasurer of Florida Community Bank, Weston, Florida, from May 2011 to May 2013. Prior to joining Florida Community Bank, Mr. Gilhooly served as Executive Vice President and Treasurer of the banking subsidiaries of Capital Bank Financial Corporation (formerly North American Financial Holdings) (“CBF”) beginning in September 2010. Mr. Gilhooly served as Executive Vice President, Treasurer and Chief Financial Officer of TIB Financial Corp. (“TIB”), Naples, Florida, from 2006 to 2010, prior to its acquisition by CBF. Before joining TIB, Mr. Gilhooly worked for 15 years with Advest, Inc. in New York as Director in its Financial Institutions Group. Mr. Gilhooly earned a B.S. degree in Economics and a M.S. degree in Accounting from the Wharton School of the University of Pennsylvania. He is a Certified Public Accountant and a Chartered Global Management Accountant.
John T. Andreacio, 57, has served as the Executive Vice President and Chief Lending and Credit Officer of the Company since January 2018 and of the Bank since September 2014. Mr. Andreacio joined the Company in March 2012 and has used his extensive management and credit knowledge to enhance the Company’s credit and lending function. Prior to joining the Bank, Mr. Andreacio was President and Chief Executive Officer of Northern State Bank, a community bank in northern New Jersey, for a period of three years. Prior to that time, Mr. Andreacio held senior positons with National Penn Bank/KNBT and First Union Bank.

Naqi A. Naqvi, 63, has served as the Senior Vice President and Chief Accounting Officer of the Company and the Bank since May 7, 2018. Prior to his appointment, Mr. Naqvi served as Executive Vice President and Chief Financial Officer of NJCB from March 3, 2012 to April 11, 2018, when NJCB was merged with and into the Bank.  Prior to joining NJCB in early 2010, Mr. Naqvi held a number of senior management roles at financial institutions, including Greater Community Bancorp and Village Bank of South Orange. Mr. Naqvi started his career at First Virginia Bank before joining Village Bank of South Orange in 1983. He then joined Greater Community Bancorp in 1986 as Treasurer and was subsequently elevated to Senior Vice President and Chief Financial Officer during his 22 years of service with Greater Community Bancorp. Mr. Naqvi is a graduate of Virginia Commonwealth University with a degree in accounting and finance.

There are no family relationships between any of the officers named above and there is no arrangement or understanding between any of such officers and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors to hold office until his successor is elected and qualified or until his earlier resignation or removal.

Available Information

The Internet website address of the Company is www.1stconstitution.com. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports, and statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The U.S. economic downturn from 2008 to 2010 resulted in uncertainty in the financial markets in general. Although the U.S. economy has experienced a recovery in the years since then, the possibility of a fall-back into recession always exists. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates historically low through its targeted federal funds rate even though it has increased the federal funds rate once in each of 2015 and 2016, three times in 2017, four times in 2018 and decreased two times in 2019. If the Federal Reserve increases the federal funds rate in the future, overall interest rates may rise, which may negatively impact the housing markets and the U.S. economy. An economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on our financial performance.

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

During the last ten years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities and Treasury securities. As a result, yields have been at levels lower than were available prior to 2008 on securities we have purchased and loans we have originated. Consequently, the average yield on our interest-earning assets has decreased during the low interest rate environment. As a general matter, our interest-bearing assets re-price or mature more quickly than our interest-bearing liabilities. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets could decrease. Although the Federal Reserve Board raised the targeted federal funds rate and discount rate in 2016, 2017, and 2018, such rates were reduced in 2019, and the Federal Reserve Board may further raise or reduce the targeted federal funds rate and discount rate in the future. Notwithstanding this uncertainty, we anticipate that interest rates will remain relatively low and could decline in the near future from current levels. Accordingly, our net interest margin could decline, which may have an adverse effect on our profitability.

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

As of December 31, 2019, our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 12.6% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The Dodd-Frank Act restructured the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included was the creation of the Consumer Financial Protection Bureau, a new federal agency administering consumer and fair lending laws, a function that was previously performed by the depository institution regulators. The federal preemption of state laws currently accorded to federally chartered depository institutions has been reduced as well. We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Pursuant to federal regulatory requirements regarding the capital framework for U.S. banking organizations, the FDIC established the following minimum capital ratios: (1) a Common Equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.

In addition, there is a requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement has been fully implemented and was at a level above 2.5% at December 31, 2019.

These regulations define what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weight of certain assets for purposes of the risk-based capital ratios.

Under these regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.  The Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 10.99%, 10.99%, 11.67%, and 10.54%, respectively, at December 31, 2019.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a CBLR framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the CBLR framework, but does not expect that the Company or the Bank will elect to use the framework.

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

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely.  From the beginning of fiscal year 2018 through the end of fiscal year 2019, our stock price fluctuated between a high of $27.00 per share and a low of $16.15 per share.  We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 10,185,648 shares were outstanding on February 28, 2020. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

For example, in 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for the Company for reporting periods beginning January 1, 2023. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the “CECL model”) rather than losses inherent in the portfolio as of a point in time. Because the new CECL model focuses on the life of the loan concept, more data will be required to support allowance estimates, including that loan portfolios will need to be broken down by origination year. As a result, audit and disclosure requirements will increase. The extent of the increase is under evaluation, but will depend upon the nature and characteristics of the Company’s loan portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date. As a result, the potential financial impact is currently unknown.

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

As of December 31, 2019, approximately 77% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2019, the fair value of our investment portfolio was approximately $234.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The Company continues to implement protections and adopt procedures to address the risks posed by the current information technology environment. For example, the Company has introduced and continues to introduce systems and software to prevent cyber incidents and continues to review and strengthen its defenses to cybersecurity threats through the use of various services, programs and outside vendors. The Company also continually reviews and revises its cybersecurity policy to ensure that it remains up to date. In the event that the Company experiences a material cybersecurity incident or identifies a material cybersecurity threat, the Company will make all reasonable efforts to properly disclose it in a timely fashion. However, it is impossible for the Company to know when or if such incidents may arise or the business impact of any such incident.

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

Our financial and operating performance could be adversely impacted by disruptions to business conducted, or declines in property values, in northern and central New Jersey and the New York City metropolitan area, caused by severe weather, changes in climate and other natural disasters, acts of terrorism, public health crises and other external events.

A significant portion of our primary market includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding, wind or other damage resulting from severe weather, such as hurricanes and other natural disasters, or changes in climate. As a result of a major natural disaster or changes in climate, our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with us or repay their loans or impair the values of collateral securing our loans, any of which could result in losses and increased provisions for credit losses. Our operations may also be disrupted by the occurrence of natural disasters through interference with communications, including the interruption or loss of our computer systems, which could interfere with our ability to gather deposits and originate loans, as well as through the destruction of facilities and our operational, financial and management information systems.

In addition, our primary market includes areas that are central targets of potential acts of terrorism and the concentration of our retail and commercial banking activities makes our business susceptible to disruptions resulting from public health crises and other external events, including trade disruptions caused by increased tariffs. These and other catastrophic events could affect the stability of our deposit base and impair the ability of borrowers to repay outstanding loans as a result of quarantines, business closures, shortages in labor or raw materials and overall economic instability, which could result in the loss of revenue. Although the Company has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, financial condition and results of operations. For example, the outbreak of a strain of the Novel Coronavirus (COVID-19) originating from Wuhan, China has caused global disruption in the financial markets and our primary market is increasingly threatened by the potential spread of this virus. At this time, the extent to which the Coronavirus may impact our financial condition or results of operations is uncertain.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 26 bank branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey. In addition, there is an Operations Center which is leased in Cranbury, New Jersey. The following table provides certain information with respect to our bank branch offices as of February 29, 2020:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2027
Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—
Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021
Hamilton Square Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024
Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2020
Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2026
Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—
Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2024
Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024
Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—
South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2025
Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—
Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—
Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—
Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2026

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2022
Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—
Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2031
Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2024
Freehold Office
3441 US Highway 9 Freehold, New Jersey	Leased	2018	2022
Neptune City Office
118 3rd Avenue Neptune City, New Jersey	Leased	2018	2022
Long Branch
444 Ocean Boulevard North Long Branch, New Jersey	Leased	2019	2024
Route 37
1216 Route 37 East Toms River, New Jersey	Leased	2019	2024
Hooper Avenue
1012 Hooper Avenue Toms River, New Jersey	Owned	2019	—
Downtown
201 Main Street Toms River, New Jersey	Leased	2019	2020(1)
Jackson
1130 East Veterans Highway Jackson, New Jersey	Leased	2019	2026
Manahawkin
280 Route 72 East Manahawkin, New Jersey	Leased	2019	2023

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

(1) The current lease period expires on December 31, 2020 and the lease involves two lease extensions for a period of one year each. The Company expects to exercise the lease extension option.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol, “FCCY.”  On February 28, 2020, there were approximately 342 shareholders of record.

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2014 in (a) the Company's common stock; (b) the SNL US Bank & Thrift Index; (c) the SNL US Bank $500M-$1B Index; and (d) the SNL US Bank $1B-$5B Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Total Return Performance
300.00
250.00
200.00
150.00
100.00
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
NASDAQ: FCCY
SNL US Bank & Thrift
SNL US Bank $500M-$1B
SNL US Bank $1B-$5B

			Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
1st Constitution Bancorp	100.00	124.09	190.54	188.14	207.44	234.13
SNL US Bank & Thrift	100.00	102.02	128.8	151.45	125.81	170.04
SNL US Bank $500M-$1B	100.00	112.87	152.4	185.93	179.45	231.13
SNL US Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

On December 31, 2019, the last reported sale price of the Company's common stock was $22.13.

The timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Dividend Policy

The Company began declaring and paying cash dividends on its common stock in September 2016 and has declared and paid a cash dividend each quarter since then. Most recently, the Company paid a cash dividend of $0.09 per share of common stock on February 14, 2020, representing an increase of 20% compared to the dividend of $0.075 per share of common stock paid on November 5, 2019. Although the Company intends to continue to pay comparable cash dividends, the timing and the amount of the payment of future cash dividends, if any, on the Company's common stock will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitations will be adjusted for any future stock dividends. The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during 2019.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2019	October 31, 2019	—	$—	—	394,141
November 1, 2019	November 30, 2019	—	—	—	394,141
December 1, 2019	December 31, 2019	—	—	—	394,141
Total		—	$—	—	394,141

Unregistered Sales of Equity Securities

None.

Item 6.  Selected Financial Data

	As of and for the years ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Summary earnings:
Interest income	$60,090	$51,473	$41,663	$39,135	$39,323
Interest expense	12,754	8,041	5,498	5,158	4,636
Net interest income	47,336	43,432	36,165	33,977	34,687
Provision (credit) for loan losses	1,350	900	600	(300)	1,100
Net interest income after provision (credit) for loan losses	45,986	42,532	35,565	34,277	33,587
Non-interest income	8,237	7,918	8,240	6,922	6,586
Non-interest expense	35,549	34,085	31,006	27,291	27,447
Income before income tax expense	18,674	16,365	12,799	13,908	12,726
Income tax expense	5,040	4,317	5,871	4,623	4,062
Net income	$13,634	$12,048	6,928	$9,285	$8,664
Per share data:
Earnings per share - basic	$1.54	$1.45	$0.86	$1.17	$1.10
Earnings per share - diluted	1.53	1.40	0.83	1.14	1.07
Cash dividends declared	0.30	0.26	0.16	0.10	—
Book value end-of-period (1)	16.74	14.77	13.81	13.11	12.72

Basic weighted average shares outstanding	8,875,237	8,320,718	8,049,981	7,962,121	7,901,278
Common stock equivalents (dilutive)	58,234	272,791	262,803	215,318	174,474
Fully diluted weighted average shares outstanding	8,933,471	8,593,509	8,312,784	8,177,439	8,075,752
Balance sheet data (at period end):
Total assets	$1,586,262	$1,177,833	$1,079,274	$1,038,213	$967,991
Securities, available for sale	155,782	132,222	105,458	103,794	91,422
Investment securities	76,620	79,572	110,267	126,810	123,261
Total loans	1,216,028	883,164	789,906	724,808	682,121
Allowance for loan losses	(9,271)	(8,402)	(8,013)	(7,494)	(7,560)
Total deposits	1,277,362	950,672	922,006	834,516	786,757
Shareholders' equity	170,578	127,085	111,653	104,801	95,960
Common cash dividends	2,593	2,120	1,289	800	—
Selected performance ratios:
Return on average total assets	1.06%	1.06%	0.67%	0.93%	0.89%
Return on average shareholders' equity	9.87%	10.11%	6.36%	9.21%	9.49%
Dividend payout ratio (2)	19.02%	17.60%	18.61%	8.62%	n/a
Net interest margin	4.00%	4.09%	3.81%	3.70%	3.90%
Non-interest income to average assets	0.64%	0.70%	0.80%	0.69%	0.67%
Non-interest expenses to average assets	2.77%	3.00%	3.01%	2.72%	2.81%

Nonperforming loans to total loans	0.37%	0.75%	0.90%	0.72%	0.88%
Nonperforming assets to total assets	0.32%	0.77%	0.66%	0.52%	0.72%
Allowance for loan losses to nonperforming loans	206.16%	127.69%	112.64%	144.17%	125.59%
Allowance for loan losses to total loans	0.76%	0.95%	1.01%	1.03%	1.11%
Net recoveries (charge-offs) to average loans	(0.05)%	(0.06)%	(0.01)%	0.03%	(0.07)%

	As of and for the years ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Liquidity and capital ratios:
Average loans to average deposits	90.64%	87.28%	81.80%	84.58%	83.39%
Total shareholders' equity to total assets	10.75%	10.79%	10.35%	10.09%	9.91%
Total capital to risk-weighted assets	11.71%	13.17%	12.84%	13.24%	13.08%
Tier 1 capital to risk-weighted assets	11.03%	12.39%	12.02%	12.41%	12.18%
Common equity tier 1 capital ratio to risk-weighted assets	9.72%	10.72%	10.19%	10.40%	10.03%
Tier 1 leverage ratio	10.55%	11.73%	11.23%	10.93%	10.80%
(1) Book value at end-of-period calculated by dividing shareholders' equity by number of outstanding common shares at end of period.
(2) Dividend payout ratio calculated by dividing dividends declared during the year by net income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

The Company, which was incorporated in 1999, is the parent holding company for 1st Constitution Bank, a commercial bank formed in 1989 that provides a wide range of financial services to consumers, businesses and government entities. The Bank's branch network primarily serves Central New Jersey and offers consumer and business banking products delivered through a network of well-trained staff dedicated to a positive client experience and enhancing shareholder value. Much of the Company's lending activity is in Northern and Central New Jersey and the New York metropolitan area. For purposes of the discussion below, 1st Constitution Capital Trust II (Trust II), a subsidiary of the Company, is not included in the Company's consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

On November 8, 2019, the Company completed the merger of Shore with and into the Bank. The Shore Merger contributed approximately $284.2 million in assets, approximately $209.6 million in loans, and approximately $249.8 million in deposits.

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank. The NJCB Merger contributed approximately $95 million in assets, approximately $75 million in loans, and approximately $87 million in deposits.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Consolidated Financial Statements for the years ended December 31, 2019 and 2018 contains a summary of the Company’s significant accounting policies.

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

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, after giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected in the event that real estate values decline or the Company’s primary market area of northern and central New Jersey and the New York City metropolitan area experiences adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

Earnings Summary

2019 compared to 2018

The Company reported net income of $13.6 million for the year ended December 31, 2019 compared to net income of $12.0 million for the year ended December 31, 2018. Diluted earnings per share were $1.53 for the year ended December 31, 2019 compared to diluted earnings per share of $1.40 for the year ended December 31, 2018. For the year ended December 31, 2019, net income increased $1.6 million, or 13.2%, and net income per diluted share increased $0.13.

On November 8, 2019, the Company completed the Shore Merger. As a result of the Shore Merger, merger-related expenses of $1.7 million were incurred and the after-tax effect of the merger-related expenses reduced net income for the year ended December 31, 2019 by $1.3 million. The acquisition method of accounting for the business combination resulted in the recognition of goodwill of $23.2 million. A core deposit intangible of $1.5 million and a credit risk discount of $3.6 million applicable to loans were also recorded.

Adjusted net income, which excludes the after-tax effect of merger-related expenses, for the year ended December 31, 2019 was $15.0 million, or $1.68 per diluted share, compared to adjusted net income of $13.4 million, or $1.56 per diluted share, for the year ended December 31, 2018. Adjusted net income for 2019 increased $1.6 million or 12.0% compared to adjusted net income for 2018. The increase was due primarily to an increase of $3.9 million in net interest income and an increase of $319,000 in non-interest income, which was partially offset by an increase of $450,000 in the provision for loan losses and an increase of $1.5 million in non-interest expense. The Shore Merger, excluding merger-related expenses, contributed $682,000 to the net income and adjusted net income for the year ended December 31, 2019.

Return on average total assets (“ROAA”) and return on average shareholders' equity (“ROAE”) were 1.06% and 9.87%, respectively, for the year ended December 31, 2019 compared to 1.06% and 10.11%, respectively, for the year ended December 31, 2018. Excluding the merger-related expenses, ROAA and ROAE were 1.17% and 10.84%, respectively, for the year ended December 31, 2019 compared to 1.17% and 11.21%, respectively, for the year ended December 31, 2018.

Adjusted net income, adjusted net income per diluted share, adjusted ROAA and adjusted ROAE are non-GAAP financial measures. Each of these non-GAAP financial measures is the same as the corresponding GAAP measure, except that it excludes the after-tax effect of merger-related expenses from the Shore Merger in 2019 and the NJCB Merger in 2018. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. Management believes that the presentation of these non-GAAP financial measures of the Company may be helpful to readers in understanding the Company’s financial performance when comparing the Company’s financial statements for the years ended December 31, 2019 and 2018 because these non-GAAP financial measures present the Company’s financial performance excluding the financial impact of the merger-related expenses related to the Shore Merger in 2019 and the NJCB Merger in 2018.

The table below shows the major components of net income for the years ended December 31, 2019 and 2018 and a reconciliation of the non-GAAP measures to reported net income discussed above.

			Change in
(Dollars in thousands)	2019	2018	$	%
Net interest income	$47,336	$43,432	$3,904	9.0%
Provision for loan losses	1,350	900	450	50.0%
Non-interest income	8,237	7,918	319	4.0%
Non-interest expense	35,549	34,085	1,464	4.3%
Net income before income taxes	18,674	16,365	2,309	14.1%
Income taxes	5,040	4,317	723	16.7%
Net income	13,634	12,048	1,586	13.2%
Adjustments:
Revaluation of deferred tax assets	—	(28)	28	N.M.
Merger-related expenses	1,730	2,141	(411)	(19.2)%
Gain from bargain purchase	—	(230)	230	N.M.
Income tax effect of adjustments	(394)	(568)	174	(30.6)%
Total adjustments	1,336	1,315	21	1.60%
Adjusted net income	$14,970	$13,363	$1,607	12.0%

Earnings per common share:
Basic, as reported	$1.54	$1.45	$0.09	6.2%
Adjustments	0.15	0.16	(0.01)	(6.3)%
Basic, as adjusted	$1.69	$1.61	$0.08	5.0%

Diluted, as reported	$1.53	1.40	$0.13	9.3%
Adjustments	0.15	0.16	(0.01)	(6.3)%
Diluted, as adjusted	$1.68	$1.56	$0.12	7.7%

Return on average total assets:
As reported	1.06%	1.06%

Adjusted net income	$14,970	$13,363
Average assets	1,283,302	1,137,768
As adjusted	1.17%	1.17%
Return on average shareholders' equity:
As reported	9.87%	10.11%

Adjusted net income	$14,970	$13,363
Average shareholders' equity	138,101	119,212
As adjusted	10.84%	11.21%

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

On April 11, 2018, the Company completed the merger of NJCB with and into the Bank. As a result of the NJCB merger, merger-related expenses of $2.1 million were incurred and the after-tax effect of the merger expenses reduced net income for the year ended December 31, 2018 by $1.6 million. The acquisition method of accounting for the business combination resulted in the recognition of a gain from the bargain purchase of $230,000 and no goodwill. For the year ended December 31, 2017, the Company recorded $265,000 in merger-related expenses. As a result of the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, which reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018, the Company revalued its net deferred tax assets to reflect the lower federal corporate income tax rate that would be in effect in future years which resulted in an additional $1.7 million of income tax expense due to the revaluation of the Company’s deferred tax assets.

Excluding the gain from bargain purchase, the merger-related expenses and the additional income tax expense, adjusted net income for the year ended December 31, 2018 was $13.4 million, or $1.56 per diluted share, compared to adjusted net income of $8.8 million, or $1.06 per diluted share, for the year ended December 31, 2017. Adjusted net income for 2018 increased $4.5 million or 51.4% compared to adjusted net income for 2017. The increase was due primarily to an increase of $7.3 million in net interest income, which was partially offset by an increase of $300,000 in the provision for loan losses, an increase of $3.1 million in non-interest expense and a decrease of $322,000 in non-interest income. The NJCB Merger contributed $960,000 to the net income and adjusted net income for the year ended December 31, 2018.

ROAA and ROAE were 1.06% and 10.11%, respectively, for the year ended December 31, 2018 compared to 0.67% and 6.36%, respectively, for the year ended December 31, 2017. Excluding the gain from bargain purchase, the merger-related expenses and the additional income tax expense, ROAA and ROAE were 1.17% and 11.21%, respectively, for the year ended December 31, 2018 compared to 0.86% and 8.10%, respectively, for the year ended December 31, 2017.

The table below shows the major components of net income for the years ended December 31, 2018 and 2017 and a reconciliation of the non-GAAP measures to reported net income discussed above.

			Change in
(Dollars in thousands)	2018	2017	$	%
Net interest income	$43,432	$36,165	$7,267	20.1%
Provision (credit) for loan losses	900	600	300	50.0
Non-interest income	7,918	8,240	(322)	(3.9)
Non-interest expense	34,085	31,006	3,079	9.9
Net income before income taxes	16,365	12,799	3,566	27.9
Income taxes	4,317	5,871	(1,554)	(26.5)
Net income	12,048	6,928	5,120	73.9%
Adjustments:
Revaluation of deferred tax assets	(28)	1,712	(1,740)	N.M.
Merger-related expenses	2,141	265	1,876	N.M.
Gain from bargain purchase	(230)	—	(230)
Income tax effect of adjustments	(568)	(77)	(491)	N.M.
Total adjustments	1,315	1,900	(585)	N.M.
Adjusted net income	$13,363	$8,828	$4,535	51.4%

Earnings per common share:
Basic, as reported	$1.45	$0.86	$0.59	68.6%
Adjustments	0.16	0.24	(0.08)	N.M.
Basic, as adjusted	$1.61	$1.10	$0.51	46.4%

Diluted, as reported	$1.40	0.83	$0.57	68.7%
Adjustments	0.16	0.23	(0.07)	N.M.
Diluted, as adjusted	$1.56	$1.06	$0.50	47.2%

Return on average total assets:
As reported	1.06%	0.67%

Adjusted net income	$13,363	$8,828
Average assets	1,137,768	1,031,796
As adjusted	1.17%	0.86%
Return on average shareholders' equity:
As reported	10.11%	6.36%

Adjusted net income	$13,363	$8,828
Average shareholders' equity	119,212	108,925
As adjusted	11.21%	8.10%

Net Interest Income and Net Interest Margin

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans, investment securities and other earning assets and interest paid on deposits and borrowed funds. This component represented 85%, 85% and 81% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2019, 2018 and 2017, respectively. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities ("net interest spread") and the relative amounts of average earning assets and average interest-bearing liabilities. The Company's net interest spread is affected by the monetary policy of the Federal Reserve Board, and regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows as well as general levels of nonperforming assets.

The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2019	2018	2017
Net interest income	$47,336	$43,432	$36,165
Interest rate spread	3.65%	3.81%	3.58%
Net interest margin	4.00%	4.09%	3.81%

The following tables compare the Company’s consolidated average balance sheets, interest income and expense, net interest spreads and net interest margins for the years ended December 31, 2019, 2018 and 2017 (on a fully tax-equivalent basis). The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	December 31, 2019
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$8,142	$176	2.16%
Investment securities:
Taxable	163,415	4,710	2.88
Tax-exempt (1)	57,005	2,110	3.70
Total investment securities	220,420	6,820	3.09
Loans: (2)
Commercial real estate	426,929	22,129	5.11
Mortgage warehouse lines	174,151	9,543	5.48
Construction	156,467	10,576	6.76
Commercial business	121,985	7,295	5.98
Residential real estate	56,745	2,591	4.50
Loans to individuals	23,312	1,195	5.06
Loans held for sale	4,280	170	3.97
All other loans	1,051	38	3.57
Total loans	964,920	53,537	5.55
Total interest-earning assets	1,193,482	60,533	5.07%
Non-interest-earning assets:
Allowance for loan losses	(8,796)
Cash and due from bank	11,729
Other assets	86,887
Total non-interesting-earning assets	89,820
Total assets	$1,283,302
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$349,663	$2,750	0.79%
Savings accounts	201,738	1,952	0.97
Certificates of deposit	286,419	6,392	2.23
Other borrowed funds	38,594	912	2.36
Redeemable subordinated debentures	18,557	748	4.03
Total interest-bearing liabilities	894,971	12,754	1.43%
Non-interest-bearing liabilities:
Demand deposits	226,701
Other liabilities	23,529
Total non-interest-bearing liabilities	250,230
Shareholders' equity	138,101
Total liabilities and shareholders' equity	$1,283,302
Net interest spread (3)			3.65%
Net interest income and margin (4)		$47,779	4.00%

(1)	Tax-equivalent basis, using 21% federal tax rate in 2019.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2018
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$20,157	$258	1.28%
Investment securities:
Taxable	146,631	4,024	2.74
Tax-exempt (1)	74,477	2,518	3.38
Total investment securities	221,108	6,542	2.96
Loans: (2)
Commercial real estate	356,581	18,318	5.07
Mortgage warehouse lines	153,868	8,403	5.46
Construction	137,976	9,090	6.59
Commercial business	111,150	6,059	5.45
Residential real estate	46,301	2,085	4.44
Loans to individuals	23,155	1,083	4.61
Loans held for sale	2,738	123	4.49
All other loans	1,197	41	3.38
Total loans	832,966	45,202	5.38
Total interest-earning assets	1,074,231	52,002	4.81%
Non-interest-earning assets:
Allowance for loan losses	(8,314)
Cash and due from bank	5,595
Other assets	66,256
Total non-interesting-earning assets	63,537
Total assets	$1,137,768
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$356,906	$1,978	0.55%
Savings accounts	203,940	1,467	0.72
Certificates of deposit	189,521	3,066	1.62
Other borrowed funds	36,612	836	2.28
Redeemable subordinated debentures	18,557	694	3.74
Total interest-bearing liabilities	805,536	8,041	1.00%
Non-interest-bearing liabilities:
Demand deposits	204,002
Other liabilities	9,018
Total non-interest-bearing liabilities	213,020
Shareholders' equity	119,212
Total liabilities and shareholders' equity	$1,137,768
Net interest spread (3)			3.81%
Net interest income and margin (4)		$43,961	4.09%

(1)	Tax-equivalent basis, using 21% federal tax rate in 2018.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2017
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$27,533	$230	0.84%
Investment securities:
Taxable	140,431	3,326	2.37
Tax-exempt (1)	90,186	3,167	3.51
Total investment securities	230,617	6,493	2.82
Loans: (2)
Commercial real estate	274,192	13,851	4.98
Mortgage warehouse lines	160,756	6,937	4.26
Construction	115,913	6,780	5.77
Commercial business	96,193	5,474	5.63
Residential real estate	41,898	1,777	4.24
Loans to individuals	22,171	903	4.07
Loans held for sale	4,197	202	4.81
All other loans	1,690	43	2.51
Total loans	717,010	35,967	4.96
Total interest-earning assets	975,160	42,690	4.33%
Non-interest-earning assets:
Allowance for loan losses	(7,703)
Cash and due from bank	5,371
Other assets	58,968
Total non-interesting-earning assets	56,636
Total assets	$1,031,796
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$336,445	$1,440	0.43%
Savings accounts	210,798	1,332	0.63
Certificates of deposit	145,539	1,778	1.22
Other borrowed funds	21,139	429	2.03
Redeemable subordinated debentures	18,557	519	2.80
Total interest-bearing liabilities	732,478	5,498	0.75%
Non-interest-bearing liabilities:
Demand deposits	183,802
Other liabilities	6,591
Total non-interest-bearing liabilities	190,393
Shareholders' equity	108,925
Total liabilities and shareholders' equity	$1,031,796
Net interest spread (3)			3.58%
Net interest income and margin (4)		$37,192	3.81%

(1)	Tax-equivalent basis, using 34% federal tax rate in 2017.

(2)
Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income and average balance of loans held for sale.

(3)	The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	The net interest margin is equal to net interest income divided by average interest earning assets.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields and funding costs. The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year ended 2019 compared with 2018			Year ended 2018 compared with 2017
	Due to Change in:			Due to Change in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Assets
Federal funds sold/short term investments	$(154)	$72	$(82)	$(62)	$90	$28
Investment securities:
Taxable	461	225	686	148	550	698
Tax-exempt(1)	(591)	183	(408)	(552)	(97)	(649)
Total investment securities	(130)	408	278	(404)	453	49
Loans:
Commercial real estate	3,564	247	3,811	4,105	362	4,467
Mortgage warehouse lines	1,108	32	1,140	(293)	1,759	1,466
Construction	1,218	268	1,486	1,273	1,037	2,310
Commercial business	591	645	1,236	842	(257)	585
Residential real estate	464	42	506	187	121	308
Loans to individuals	7	105	112	40	140	180
Loans held for sale	69	(22)	47	(70)	(9)	(79)
Other	(5)	2	(3)	(12)	10	(2)
Total loans	7,016	1,319	8,335	6,072	3,163	9,235
Total interest income	$6,732	$1,799	$8,531	$5,606	$3,706	$9,312
Liabilities
Money market and NOW accounts	(40)	812	772	88	450	538
Savings accounts	(16)	501	485	(43)	178	135
Certificates of deposit	1,568	1,758	3,326	537	751	1,288
Other borrowed funds	45	31	76	314	93	407
Redeemable subordinated debentures	—	54	54	—	175	175
Total interest expense	1,557	3,156	4,713	896	1,647	2,543
Net interest income	$5,175	$(1,357)	$3,818	$4,710	$2,059	$6,769

(1)	Tax-equivalent basis, using 21% federal tax rate in 2019.

2019 compared to 2018

For the year ended December 31, 2019, the Company's net interest income, on a fully tax-equivalent basis, increased by $3.8 million, or 8.7%, to $47.8 million compared to $44.0 million for the year ended December 31, 2018. This increase was due primarily to an increase in average earning assets, as well as an increase in the average yield on earning assets, which were partially offset by an increase in interest expense on average interest-bearing liabilities.

Average earning assets were $1.2 billion with a yield of 5.07% for 2019 compared to average earning assets of $1.1 billion with a yield of 4.81% for 2018. The generally higher interest rate environment during the first half of 2019 compared to 2018 had a positive effect on the yields of construction, commercial business and home equity loans despite a decline of 75 basis points in the Federal Reserve Board’s targeted federal funds rate and the corresponding decrease in the Prime Rate in the third and fourth quarters of 2019.

For the year ended December 31, 2019, interest income on interest earning assets increased by $8.5 million and interest income on average loans increased by $8.3 million as the average total loans increased $132.0 million year over year, reflecting growth in all segments of the loan portfolio. The Shore Merger contributed approximately $33.5 million to the increase in average loans for 2019, which consisted primarily of commercial real estate loans.

Interest expense on average interest-bearing liabilities was $12.8 million, or 1.43%, for the year ended December 31, 2019 compared to $8.0 million, or 1.00%, for the year ended December 31, 2018. The increase of $4.7 million in interest expense on average interest-bearing liabilities primarily reflected higher deposit interest rates and higher borrowing interest rates in 2019 compared to 2018.

During the year ended December 31, 2019, average interest-bearing liabilities increased $89.4 million to $895.0 million. The change in the mix of deposits, with the average balance of money market, NOW and savings accounts lower than, and certificates of deposits higher than, in 2018 also increased the cost of total deposits because certificates of deposit generally have a higher interest cost than non-maturity deposits. The Shore Merger contributed approximately $26.1 million to the increase in average interest-bearing liabilities for 2019.

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

Average earning assets were $1.1 billion with a yield of 4.81% for 2018 compared to average earning assets of $975.2 million with a yield of 4.33% for 2017. The 100 basis point increase in the Federal Reserve Board’s targeted federal funds rate and the corresponding increase in the Prime Rate since December of 2017 had a positive effect on the yields of construction and warehouse loans with variable interest rate terms. The generally higher interest rate environment in 2018 compared to 2017 also had a positive effect on the yields of commercial real estate and residential real estate loans.

For the year ended December 31, 2018, interest income on interest earning assets increased by $9.3 million and interest income on average loans increased by $9.2 million as the average balances of commercial real estate, construction and commercial business loans grew by $82.4 million, $22.1 million and $15.0 million, respectively. For 2018, average loans increased $116.0 million to $833.0 million. The NJCB Merger contributed approximately $63.0 million to the increase in average loans for the year ended December 31, 2018, which consisted primarily of commercial real estate loans.

Interest expense on average interest-bearing liabilities was $8.0 million, or 1.00%, for the year ended December 31, 2018 compared to $5.5 million, or 0.75%, for the year ended December 31, 2017. The increase of $2.5 million in interest expense on interest-bearing liabilities for 2018 compared to 2017 primarily reflects higher short-term market interest rates and increased competition for deposits in 2018 compared to 2017. For 2018, average interest-bearing liabilities increased $73.1 million to $805.5 million. The NJCB Merger contributed approximately $60.9 million to the increase in average interest-bearing liabilities for the year ended December 31, 2018.

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

In general, over the last five years, the Company experienced an improvement in loan credit quality and achieved a steady resolution of non-performing loans and assets related to the severe recession, which was reflected in the current level of non-performing loans at December 31, 2019. Net charge-offs of commercial business and commercial real estate loans since 2016 have declined significantly from prior periods, which has resulted in a reduction of the historical loss factors for these segments of the loan portfolio that were applied by management to estimate the allowance for loan losses at December 31, 2019.

2019 compared to 2018

The Company recorded a provision for loan losses of $1.4 million for the year ended December 31, 2019 compared to a provision of $900,000 for the year ended December 31, 2018. For 2019, net charge-offs of $481,000 were recorded compared to net charge-offs of $511,000 recorded in 2018. The allowance for loan losses at December 31, 2019 and 2018 totaled $9.3 million and $8.4 million, respectively. The increase in the provision for loan losses for 2019 was primarily attributed to the growth in commercial real estate and mortgage warehouse loans.
.

At December 31, 2019, non-performing loans totaled $4.5 million compared to $6.6 million at December 31, 2018, a decrease of $2.1 million, or 31.7%, and the ratio of non-performing loans to total loans decreased to 0.37% at December 31, 2019 from 0.75% at December 31, 2018.

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

Non-Interest Income

2019 compared to 2018

Total non-interest income for the year ended December 31, 2019 increased $319,000 to $8.2 million from $7.9 million for the year ended December 31, 2018. This revenue component represented 15% of the Company’s net revenues for the years ended December 31, 2019 and 2018.

Service charges on deposit accounts increased by $25,000 to $663,000 for the year ended December 31, 2019 compared to $638,000 for the year ended December 31, 2018 due in part to the increase in deposit accounts as a result of the Shore Merger.

Gains on sales of loans held for sale increased $410,000 to $4.9 million for the year ended December 31, 2019 compared to $4.5 million for the year ended December 31, 2018. The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the SBA in the secondary market.

Gains on the sale of residential mortgage loans were $3.9 million in 2019 compared to $2.6 million in 2018. In 2019, $132.2 million of residential mortgage loans were sold compared to $89.1 million in 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity during 2019 compared to 2018 due in part to a higher level of refinancing activity.

In 2019, $11.7 million of SBA loans were sold and generated net gains of $930,000 compared to SBA loans sold and net gains of $23.3 million and $1.9 million, respectively, in 2018. SBA guaranteed commercial lending activity and loan sales vary from period to period based on customer demand.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which totaled $623,000 for the year ended December 31, 2019 compared to $575,000 for the year ended December 31, 2018. The increase was due primarily to a $7.2 million increase in BOLI resulting from the Shore Merger.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees and ATM fees for non-Bank customers. The other income component of non-interest income was $2.0 million for the years ended December 31, 2019 and 2018.

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

Gains on the sale of residential mortgage loans were $2.6 million in 2018 compared to $3.9 million in 2017. In 2018, $89.1 million of residential mortgage loans were sold compared to $121.1 million in 2017. The decrease in the residential lending activity and gains on the sale of loans was due primarily to the lower volume of residential lending and loans sold in 2018 as a result of higher mortgage interest rates in 2018 compared to 2017.

In 2018, $23.3 million of SBA loans were sold and generated net gains of $1.9 million compared to SBA loans sold and net gains of $13.3 million and $1.2 million, respectively, in 2017.

Non-interest income also includes income fromBOLI, which totaled $575,000 for the year ended December 31, 2018 compared to $522,000 for the year ended December 31, 2017. The increase was due primarily to a $3.7 million increase in BOLI resulting from the NJCB Merger.

The acquisition method of accounting for the business combination with NJCB resulted in the recognition of a gain on bargain purchase of $230,000 from the NJCB Merger.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees and ATM fees for non-Bank customers. The other income component of non-interest income was $2.0 million for the year ended December 31, 2018 compared to $1.8 million for the year ended December 31, 2017.

Non-Interest Expenses

The following table presents the major components of non-interest expense:

	Year ended December 31,
(In thousands)	2019	2018	2017
Salaries and employee benefits	$21,304	$19,853	$18,804
Occupancy expense	4,100	3,623	3,169
Data processing expenses	1,507	1,332	1,314
Equipment expense	1,286	1,175	1,008
Marketing	302	280	225
Telephone	400	391	389
Regulatory, professional and consulting fees	1,806	1,713	2,263
Insurance	391	375	373
Merger-related expenses	1,730	2,141	265
FDIC insurance expense	154	486	360
Other real estate owned expenses	171	158	42
Amortization of intangible assets	140	318	384
Supplies	275	294	259
Other expenses	1,983	1,946	2,151
Total	$35,549	$34,085	$31,006

2019 compared to 2018

For the year ended December 31, 2019, non-interest expenses totaled $35.5 million, an increase of $1.5 million, or 4.3%, when compared to $34.1 million for the year ended December 31, 2018. The increase in non-interest expenses included increases in salaries and employee benefit expenses, occupancy expense, data processing expenses and other expenses related to the addition of the Shore operations, offset by a decrease in merger-related expenses and FDIC insurance expense.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.5 million, or 7.3%, to $21.3 million compared to $19.9 million for the year ended December 31, 2018 due primarily to a $585,000 increase in commissions paid as a result of the higher level of residential mortgage lending activity, salaries for former Shore employees ($298,000) who joined the Company following the Shore Merger in November 2019, salaries for former NJCB employees

($169,000) who joined the Company following the NJCB Merger in the second quarter of 2018, merit increases and increases in employee benefits expenses. Cash incentive compensation and employee health benefits increased $241,000 and $162,000, respectively, during 2019. At December 31, 2019, there were 218 full-time equivalent employees compared to 189 full-time equivalent employees at December 31, 2018.

Occupancy expense totaled $4.1 million in 2019 compared to $3.6 million in 2018, increasing $477,000, or 13.2%, from 2018 to 2019 due primarily to the addition of the five former Shore branch offices ($129,000) in the fourth quarter of 2019 and the addition of two former NJCB branch offices ($123,000) in the second quarter of 2018.

For the years ended December 31, 2019 and 2018, equipment expense was $1.3 million and $1.2 million, respectively, reflecting an increase of $112,000, or 9.5%, from 2018 to 2019.

The cost of data processing services increased $175,000 to $1.5 million for the year ended December 31, 2019 compared to $1.3 million for the year ended December 31, 2018, due primarily to the addition of the Shore operations ($63,000) following the closing of the Shore Merger and increases in loans, deposits and other customer services.

Regulatory, professional and consulting fees increased by $93,000 to $1.8 million for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018, due primarily to general increases in legal and consulting fees.

Shore Merger-related expenses of $1.7 million were incurred for the year ended December 31, 2019 compared to NJCB Merger-related expenses of $2.1 million incurred for the year ended December 31, 2018.

The Company recorded FDIC insurance expense of $154,000 for the year ended December 31, 2019 compared to $486,000 for the year ended December 31, 2018, representing a decrease of $332,000, due primarily to the receipt from FDIC of the small bank assessment credit for the second and the third quarters of 2019 and the reduction in the FDIC assessment rate. The Bank has a remaining credit of approximately $123,000 that may be applied by the FDIC to future quarters’ assessments. The application and receipt of future credits will depend on future reserve calculations for the Deposit Insurance Fund of the FDIC.

Amortization of intangible assets decreased $178,000 to $140,000 for the year ended December 31, 2019 compared to $318,000 for the year ended December 31, 2018 due primarily to the full amortization of the core deposit intangible in 2018 related to the acquisition of three branch offices and their deposits in 2011.

Other expenses totaled $1.9 million for the year ended December 31, 2019, representing an increase of $36,000 over the same period in the prior year, due primarily to general increases in various other operating expense categories.

2018 compared to 2017

For the year ended December 31, 2018, non-interest expenses totaled $34.1 million, an increase of $3.1 million, or 9.9%, when compared to $31.0 million for the year ended December 31, 2017. The increase in non-interest expenses included increases in salaries and employee benefit expenses, occupancy expense, NJCB merger-related expenses and expenses related to the addition of the NJCB operations, which were partially offset by a decrease in regulatory, professional and consulting fees.

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

Marketing expenses were $280,000 for the year 2018, an increase of $55,000 compared with $225,000 in 2017. The majority of the increase was primarily related to marketing of the Bank's products and services to the former customers of NJCB.

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

Income Taxes

2019 compared to 2018

The Company recorded income tax expense of $5.0 million in 2019, resulting in an effective tax rate of 27.0%, compared to income tax expense of $4.3 million in 2018, which resulted in an effective tax rate of 26.4%. The higher effective tax rate in
2019 was primarily the result of the higher amount of pre-tax income taxed at the combined marginal federal and state statutory tax rate of 30.08% and the non-taxable gain from the bargain purchase in the NJCB Merger in 2018.

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

Financial Condition

Cash and Cash Equivalents

At December 31, 2019, cash and cash equivalents totaled $14.8 million compared to $16.8 million at December 31, 2018.

Investment Securities

 Amortized cost, gross unrealized gains and losses and the fair value by security type for the available for sale portfolio at December 31, 2019 and 2018 were as follows:

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage-backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Single-issuer trust preferred debt securities	1,492	—	(50)	1,442
Corporate debt securities	23,224	139	(84)	23,279
Other debt securities	25,378	80	(242)	25,216
Total	$155,368	$1,047	$(633)	$155,782

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations-GSE	48,789	70	(676)	48,183
Residential mortgage backed securities – GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities – single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
Total	$134,429	$203	$(2,410)	$132,222

Amortized cost, carrying value, gross unrealized gains and losses and the fair value by security type for the held to maturity portfolio at December 31, 2019 and 2018 were as follows:

	2019
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities- GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
Total	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

	2018
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations – GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
Total	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

The investment securities portfolio totaled $232.4 million, or 14.7% of total assets, at December 31, 2019 compared to $211.8 million, or 18.0% of total assets, at December 31, 2018. Proceeds from maturities and prepayments for the year ended December 31, 2019 totaled $58.0 million while purchases of investment securities totaled $50.2 million during this period. On an average balance basis, the investment securities portfolio represented 18.5% and 20.6% of average interest-earning assets for the years ended December 31, 2019 and 2018, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns. At December 31, 2019, available-for-sale securities amounted to $155.8 million, which was an increase of $23.6 million from $132.2 million at December 31, 2018.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2019. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$10,690	$10,662	2.66%
Due after one year through five years	26,621	26,824	2.75
Due after five years through ten years	34,136	34,193	2.55
Due after ten years	83,921	84,103	2.75
Total	$155,368	$155,782	2.70%

(Dollars in thousands)	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$6,594	$6,664	3.88%
Due after one year through five years	13,573	13,803	3.67
Due after five years through ten years	18,410	18,766	3.15
Due after ten years	38,043	38,990	3.11
Total	$76,620	$78,223	3.28%

Proceeds from maturities and prepayments of securities available for sale amounted to $39.1 million for the year ended December 31, 2019 compared to $17.7 million for the year ended December 31, 2018. At December 31, 2019, the portfolio had net unrealized gains of $414,000 compared to net unrealized losses of $2.2 million at December 31, 2018. These unrealized gains or losses are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2019, securities held to maturity were $76.6 million, reflecting a decrease of $3.0 million from $79.6 million at December 31, 2018.  The fair value of the held-to-maturity portfolio at December 31, 2019 was $78.2 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2019 and 2018. See Note 3-"Investment Securities" to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2019 totaled $5.9 million compared to $3.0 million at December 31, 2018. The total loans originated for sale was $146.8 million and $111.1 million for 2019 and 2018, respectively. At December 31, 2019, residential mortgage loans held for sale totaled $5.7 million and SBA loans held for sale totaled $225,000. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA loans.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial real estate mortgage loans and income producing commercial real estate loans. Total loans averaged $964.9 million for the year ended December 31, 2019, representing an increase of $132.0 million, or 15.8%, compared to an average of $833.0 million for the year ended December 31, 2018. At December 31, 2019, total loans were $1.2 billion, representing an increase of $332.9 million, or 37.7%, compared to $883.2 million at December 31, 2018. Loans acquired in the Shore Merger were $206.2 million at December 31, 2019, compared to $63.0 million in loans acquired in the NJCB Merger at December 31, 2018.

The average yield earned on the loan portfolio was 5.55% for the year ended December 31, 2019 compared to 5.38% for the year ended December 31, 2018, which was an increase of 17 basis points.

The following table represents the components of the loan portfolio as of the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$567,655	47%	$388,431	44%	$308,924	39%	$242,393	34%	$207,250	30%
Mortgage warehouse lines	236,672	20	154,183	17	189,412	24	216,259	30	216,572	32
Construction	148,939	12	149,387	17	136,412	17	96,035	13	93,745	14
Commercial business	139,271	11	120,590	14	92,906	12	99,650	14	99,277	15
Residential real estate	90,259	7	47,263	5	40,494	5	44,791	6	40,744	6
Loans to individuals	32,604	3	22,962	3	21,025	3	23,736	3	23,074	3
Other	137	—	181	—	183	—	207	—	233	—
Deferred loan costs, net	491	—	167	—	550	—	1,737	—	1,226	—
Total	$1,216,028	100%	$883,164	100%	$789,906	100%	$724,808	100%	$682,121	100%

Commercial real estate loans averaged $426.9 million for the year ended December 31, 2019, representing an increase of $70.3 million, or 19.7%, compared to the average of $356.6 million for the year ended December 31, 2018. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business (owner-occupied properties) and loans to real estate investors to finance the acquisition and/or improvement of income producing commercial properties. The average yield on commercial real estate loans was 5.11% and 5.07% for 2019 and 2018, respectively.

The Company’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”). The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Company at the time of repayment. The Company had outstanding warehouse line of credit advances of $236.7 million at December 31, 2019 compared to $154.2 million at December 31, 2018. During 2019 and 2018, warehouse lines of credit advances averaged $174.2 million and $153.9 million, respectively, and yielded 5.48% and 5.46%, respectively. During 2019, $3.5 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group compared to $3.4 billion of mortgage loans financed in 2018. The increase in the warehouse lines of credit advances in 2019 compared to 2018 reflected the increased residential mortgage refinancing activity in 2019 compared to 2018 due to generally stable to lower market interest rates for residential mortgages in 2019 than in 2018. The number of active mortgage banking customers were 38 and 44 in 2019 and 2018, respectively.

Construction loans averaged $156.5 million for the year ended December 31, 2019, representing an increase of $18.5 million, or 13.4%, compared to the average of $138.0 million for the year ended December 31, 2018. Generally, these loans represent owner-occupied or investment properties and usually complement a broader commercial relationship between the Company and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the construction loan portfolio was 6.76% for 2019 compared to 6.59% for 2018.

Commercial business loans averaged $122.0 million for the year ended December 31, 2019, representing an increase of $10.8 million, or 9.7%, compared to the average of $111.2 million for the year ended December 31, 2018. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower.   The average yield on the commercial business loans was 5.98% in 2019 compared to 5.45% in 2018.

Average residential real estate loans increased $10.4 million to $56.7 million at December 31, 2019 compared to $46.3 million at December 31, 2018. The average yield on residential real estate loans was 4.50% in 2019 compared to 4.44% in 2018. Loans to individuals, which are comprised primarily of home equity loans, averaged $23.3 million during December 31, 2019 compared to $23.2 million during 2018. The average yield on loans to individuals was 5.06% in 2019 compared to 4.61% in 2018.

The following table provides information concerning the maturities and interest rate sensitivity of the loan portfolio at December 31, 2019.

	Maturity Range
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial real estate	$60,881	$444,702	$62,072	$567,655
Mortgage warehouse lines	236,672	—	—	236,672
Construction	145,189	2,357	1,393	148,939
Commercial business	58,886	39,022	41,363	139,271
Residential real estate	17,944	32,247	40,068	90,259
Loans to individuals and other loans	30,509	778	1,454	32,741
Total	$550,081	$519,106	$146,350	$1,215,537

Fixed rate loans	$34,813	$100,502	$123,824	$259,139
Floating rate loans	515,268	418,604	22,526	956,398
Total	$550,081	$519,106	$146,350	$1,215,537

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

Non-performing loans were $4.5 million at December 31, 2019 compared to $6.6 million at December 31, 2018. During the year ended December 31, 2019, $2.3 million of non-performing loans were resolved, $481,000 of loans were charged-off and $3.7 million of loans were placed on non-accrual. In the first quarter of 2019, the Bank was notified that a shared national credit syndicated loan in which it was a participant in a $4.3 million facility was upgraded to pass rating from substandard rating and was no longer classified as a non-accrual loan. As of the date of notification, the Bank upgraded the loan, which had a balance of $2.8 million at that time, and returned the loan to accrual status. The loan subsequently was paid in full.

At December 31, 2019, non-performing loans were comprised of six commercial real estate loans totaling $2.6 million, three residential mortgage loans totaling $708,000, three commercial business loans totaling $501,000 and five home equity loans totaling $692,000.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-Performing loans:
Loans 90 days or more past due and still accruing	$—	$55	$—	$24	$—
Non-accrual loans	4,497	6,525	7,114	5,174	6,020
Total non-performing loans	4,497	6,580	7,114	5,198	6,020
Other real estate owned	571	2,515	—	166	966
Other repossessed assets	—	—	—	—	—
Total non-performing assets	5,068	9,095	7,114	5,364	6,986
Performing troubled debt restructurings	6,132	4,003	3,728	864	1,535
Performing troubled debt restructurings and total non-performing assets	$11,200	$13,098	$10,842	$6,228	$8,521

Non-performing loans to total loans	0.37%	0.75%	0.90%	0.72%	0.88%
Non-performing loans to total loans excluding warehouse lines	0.46	0.90	1.18	1.02	1.29
Non-performing assets to total assets	0.32	0.77	0.66	0.52	0.72
Non-performing assets to total assets excluding mortgage warehouse lines	0.38	0.89	0.80	0.65	0.93
Total non-performing assets and performing troubled debt restructurings to total assets	0.71	1.11	1.00	0.60	0.88

As the table demonstrates, non-performing loans to total loans decreased to 0.37% at December 31, 2019 from 0.75% at December 31, 2018. Loan quality was stable and the loan portfolio is considered to be sound. This was accomplished through quality loan underwriting, a proactive approach to loan monitoring and aggressive workout strategies.

Additional interest income before taxes amounting to $318,000, $155,000 and $514,000 would have been recognized in 2019, 2018 and 2017, respectively, if interest on all loans had been recorded based upon their original contract terms.

Non-performing assets decreased $4.0 million to $5.1 million at December 31, 2019 from $9.1 million at December 31, 2018 and were 0.32% of total assets at December 31, 2019 compared to 0.77% at December 31, 2018. Non-performing loans decreased $2.1 million to $4.5 million at December 31, 2019 from $6.6 million at December 31, 2018. OREO decreased by $1.9 million to $571,000 at December 31, 2019 compared to $2.5 million at December 31, 2018. OREO is comprised of six residential lots with a carrying value of $478,000 acquired in the Shore Merger and land with a carrying value of $93,000.

In 2019, the Company sold two OREO properties with a carrying value of $2.4 million and recognized a net loss on sale of OREO of $101,000. In 2018, no OREO properties were sold.

At December 31, 2019, the Company had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $345,000 are included in the above table as non-accrual loans and the remaining nine loans totaling $6.1 million are considered performing.

At December 31, 2018, the Company had 12 loans totaling $7.3 million that were troubled debt restructurings. Four of these loans totaling $3.3 million are included in the above table as non-accrual loans and the remaining eight loans totaling $4.0 million were considered performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At December 31, 2019, there were 11 loans acquired with evidence of deteriorated credit quality totaling $4.6 million that were not classified as non-performing loans and there were two loans acquired with evidence of deteriorated credit quality totaling $865,000 that were not classified as non-performing loans at December 31, 2018.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of year	$8,402	$8,013	$7,494	$7,560	$6,925
Provision (credit) charged to operating expenses	1,350	900	600	(300)	1,100
Loans charged off:
Residential real estate loans	—	—	(101)	—	—
Commercial business and commercial real estate loans	(463)	(553)	(61)	(157)	(477)
Loans to individuals	(7)	(16)	—	—	(14)
All other loans	(43)	(17)	—	(1)	—
	(513)	(586)	(162)	(158)	(491)
Recoveries:
Commercial business and commercial real estate loans	26	74	64	386	20
Loans to individuals	6	1	4	6	6
All other loans	—	—	13	—	—
	32	75	81	392	26
Net (charge offs) recoveries	(481)	(511)	(81)	234	(465)
Balance, end of year	$9,271	$8,402	$8,013	$7,494	$7,560
Loans:
At year end	$1,216,028	$883,164	$789,906	$724,808	$682,121
Average during the year	964,920	832,966	717,010	698,436	684,485
Net recoveries (charge offs) to average loans outstanding	(0.05)%	(0.06)%	(0.01)%	0.03%	(0.07)%
Net recoveries (charge-offs) to average loans, excluding mortgage warehouse loans	(0.06)%	(0.08)%	(0.01)%	0.05%	(0.10)%
Allowance for loan losses to:
Total loans at year end	0.76%	0.95%	1.01%	1.03%	1.11%
Total loans at year end excluding mortgage warehouse lines and related allowance	0.84%	1.05%	1.19%	1.28%	1.44%
Non-performing loans	206.16%	127.69%	112.64%	144.17%	125.59%

At December 31, 2019, the allowance for loan losses was $9.3 million compared to $8.4 million at December 31, 2018, representing an increase of $869,000. The ratio of the allowance for loan losses to total loans at December 31, 2019 and 2018 was 0.76% and 0.95%, respectively. The allowance for loan losses as a percentage of non-performing loans was 206.16% at December 31, 2019 compared to 127.69% at December 31, 2018.

The allowance for loan losses increased in 2019 due primarily to a provision of $1.4 million, which reflected net charge-offs of $481,000, compared to a provision for loan losses in the amount of $900,000 in 2018, which reflected net charge-offs of $511,000.

The allowance for loan losses decreased as a percentage of total loans to 0.76% at December 31, 2019 from 0.95% at December 31, 2018 due primarily to acquisition accounting for the Shore Merger, which resulted in the Shore loans being recorded at their fair value and included a credit risk adjustment of approximately $3.6 million at the effective date of the Shore Merger.

Management believes that the quality of the loan portfolio remains sound, considering the economic climate and economy in the State of New Jersey and the New York City metropolitan area, and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The following tables present the allocation of the allowance for loan losses among loan classes and certain other information as of the dates indicated. The total allowance is available to absorb losses from any segment of loans.

	December 31,
(Dollars in thousands)	2019			2018			2017
	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans
Commercial real estate	$4,524	0.80%	47%	$3,439	0.89%	44%	$2,949	0.95%	39%
Commercial business	1,409	1.01	11	1,829	1.52	14	1,720	1.85	12
Construction loans	1,389	0.93	12	1,732	1.16	17	1,703	1.25	17
Residential real estate	412	0.46	7	431	0.91	5	392	0.97	5
Loans to individuals and other	185	0.57	3	148	0.64	3	114	0.54	3
Subtotal	7,919	0.81	80	7,579	1.09	83	6,878	1.15	76
Mortgage warehouse lines	1,083	0.46	20	731	0.47	17	852	0.45	24
Unallocated reserves	269	—	—	92	—	—	283	—	—
Total	$9,271	0.76%	100%	$8,402	0.95%	100%	$8,013	1.01%	100%

	December 31,
	2016			2015
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate	$2,574	1.06%	34%	$3,049	1.47%	30%
Commercial business	1,732	1.74	14	2,005	2.02	15
Construction loans	1,204	1.25	13	1,025	1.09	14
Residential real estate	367	0.82	6	288	0.71	6
Loans to individuals and other	112	0.47	3	109	0.47	3
Subtotal	5,989	1.18	70	6,476	1.39	68
Mortgage warehouse lines	973	0.45	30	866	0.40	32
Unallocated reserves	532	—	—	218	—	—
Total	$7,494	1.03%	100%	$7,560	1.11%	100%

The allowance for loan losses, excluding the portion related to mortgage warehouse lines, increased to $8.2 million at December 31, 2019 from $7.7 million at December 31, 2018.

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$287,555	23%	—%	$212,981	22%	—%
Interest bearing demand	393,392	31%	0.79%	323,503	34%	0.63%
Savings	259,033	20%	0.97%	189,612	20%	0.81%
Total core deposits	$939,980	74%	0.60%	$726,096	76%	0.51%

Certificates of deposit	$337,382	26%	2.23%	$224,576	24%	1.98%

Total	$1,277,362	100%	1.04%	$950,672	100%	0.85%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2019.

(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of $100,000 or more	$54,368	$60,652	$76,136	$48,225	$239,381
Certificates of deposit less than $100,000	17,080	18,815	24,999	37,107	98,001
Total	$71,448	$79,467	$101,135	$85,332	$337,382

The following table illustrates the components of average total deposits for the years indicated:

	2019		2018		2017
(Dollars in thousands)	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$226,701	21%	$204,002	21%	$183,802	21%
Interest bearing demand	349,663	33%	356,906	38%	336,445	38%
Savings	201,738	19%	203,940	21%	210,798	24%
Certificates of deposit	286,419	27%	189,521	20%	145,539	17%
Total	$1,064,521	100%	$954,369	100%	$876,584	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus on the building and expanding of long-term relationships. Deposits for the year ended December 31, 2019 averaged $1.1 billion, representing an increase of $110.2 million, or 11.5%, compared to $954.4 million for the year ended December 31, 2018. The Shore Merger provided $35.7 million in average deposits for the year ended December 31, 2019.

At December 31, 2019, total deposits were $1.3 billion, representing an increase of $326.7 million, or 34.4%, from $950.7 million at December 31, 2018. The Shore Merger provided $244.3 million in deposits at December 31, 2019. The increase in total deposits in 2019 was due principally to an increase of $74.6 million in non-interest bearing demand deposits, an increase of $69.9 million in interest-bearing demand deposits, an increase of $69.4 million in savings and an increase of $112.8 million in certificates of deposit. Total deposits, excluding Shore deposits, increased $82.4 million during the year ended December 31, 2019. Municipal deposits, primarily interest-bearing demand deposits and savings accounts, increased approximately $55.3 million from December 31, 2018. The average cost of the Company’s interest-bearing deposit accounts for 2019 was 1.32%, representing an increase from the average cost of 0.87% for 2018.

Average non-interest bearing demand deposits increased by $22.7 million, or 11.1%, to $226.7 million for the year ended December 31, 2019 from $204.0 million for the year ended December 31, 2018. At December 31, 2019, non-interest bearing demand deposits totaled $287.6 million, representing an increase of $74.6 million, or 35.0%, compared to $213.0 million at December 31, 2018.  Non-interest bearing demand deposits made up 22.5% of total deposits at December 31, 2019 compared to 22.4% at December 31, 2018 and represent a stable, interest-free source of funds.

In 2019, the average balance of savings accounts decreased by $2.2 million to $201.7 million compared to an average balance of $203.9 million in 2018. Savings accounts increased by $69.4 million, or 36.6%, to $259.0 million at December 31, 2019 from $189.6 million at December 31, 2018. The average cost of savings deposits was 0.97% for 2019 compared to 0.72% in 2018.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market and NOW accounts and the Company’s premier money market product, 1st Choice account, decreased by $7.2 million, or 2.0%, to an average of $349.7 million for 2019 from an average of $356.9 million for 2018. At December 31, 2019, interest-bearing demand deposits were $393.4 million compared to $323.5 million at December 31, 2018. The average cost of interest-bearing demand deposits was 0.79% for 2019 compared to 0.55% in 2018.

Certificates of deposit at December 31, 2019 were $337.4 million, an increase of $112.8 million from $224.6 million at December 31, 2018. The average cost of certificates of deposits increased to 2.23% in 2019 from 1.62% in 2018.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased and are primarily used to fund asset growth not supported by deposit generation. The average balance of other borrowed funds increased by $2.0 million to $38.6 million for 2019 from an average balance of $36.6 million for 2018 due to an increase in overnight borrowings in 2019 to meet the need for funding of the Bank's loan growth. The average cost of other borrowed funds increased 8 basis points to 2.36% for 2019 compared to 2.28% for 2018 because of the increase in short-term market interest rates.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $43.5 million, or 34.2%, to $170.6 million at December 31, 2019 from $127.1 million at December 31, 2018. Book value per common share was $16.74 at December 31, 2019 compared to $14.77 at December 31, 2018. The ratio of average shareholders’ equity to total average assets was 10.76% and 10.48% for 2019 and 2018, respectively. The increase in shareholders’ equity from December 31, 2018 to December 31, 2019 was primarily the result of the issuance of common stock in connection with the Shore Merger and net income of $13.6 million, which was partially offset by dividends paid.

On December 19, 2018, both of the outstanding warrants were exercised and pursuant to the terms and conditions of the two warrants, the Company issued a net of 198,378 shares. No cash was received from the exercise of the warrants.

In lieu of cash dividends, the Company (and its predecessor, the Bank) declared a stock dividend every year for the years 1992 through 2012 and paid such dividends every year for the years 1993 through 2013. The Company declared two stock dividends in 2015 and did not declare a stock dividend in 2014 or 2013. . The Company began declaring and paying cash dividends in September 2016 and has declared and paid a cash dividend each quarter since then. Most recently, the Company paid a cash dividend of $0.09 per share of common stock on February 27, 2020, representing an increase of 20% compared to the dividend of $0.075 per share of common stock paid on November 5, 2019. Although the Company intends to continue to pay comparable cash dividends, the timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Federal banking regulations on the payment of dividends and the Company’s compliance with said regulations are discussed in Item 1 of this Form 10-K under the section titled “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.”

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

The Company believes that its shareholders’ equity and regulatory capital position are adequate to support the planned operations of the Company for the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2019, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Federal regulatory capital adequacy requirements are discussed in Item 1 of this Form 10-K under the section titled “Capital Adequacy of the Company and the Bank.”

The Company and Bank are also limited in paying dividends if they do not maintain the necessary “capital conservation buffer” as discussed in Item 1 of this Form 10-K under the sections titled “Capital Adequacy of the Company and the Bank” and “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.” As of December 31, 2019, the Company and the Bank maintained the required capital conservation buffer of 2.5%.

The Company's and the Bank's regulatory capital ratios, excluding the impact of the capital conservation buffer, as of December 31, 2019 were as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Common Equity Tier 1	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A
Bank
Common Equity Tier 1	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

At December 31, 2019, the Company and the Bank met all the regulatory capital adequacy requirements to which they were subject and were classified as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2019 that would materially adversely change the Company’s or the Bank’s capital classifications. Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans. The Company and the Bank do not expect any material changes in the mix and relative cost of their capital resources in 2020.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a CBLR framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the “well capitalized” ratio requirements. Management is still reviewing the CBLR framework, but does not expect that the Company or the Bank will elect to use the framework. A further discussion of the CBLR framework is provided in Item 1 of this Form 10-K under the section titled “Capital Adequacy of the Company and the Bank.”

The Company and the Bank do not have material commitments for capital expenditures at December 31, 2019. Any non-material commitments for capital expenditures are in the ordinary course of business and will be funded through cash flow from operations in 2020.

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

The financial instrument commitments at December 31, 2019 were as follows:

(In thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Commercial and standby letters of credit	$4,290	$—	$—	$—	$4,290
Commitments to fund loans	54,325	180	44	—	54,549
Commitments to extend credit	233,756	31,998	6,260	54,456	326,470
Commitments to sell residential loans	14,964	—	—	—	14,964
Total	$307,335	$32,178	$6,304	$54,456	$400,273

Commercial and standby letters of credit

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a specified financial obligation of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential future payments that the Company could be required to make was $4.3 million at December 31, 2019.

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

Commitments to sell residential loans

The Company enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale), or it expects to close (commitments to originate loans to be sold). These commitments are utilized to reduce the Company’s market price risk from the date of commitment to the date of sale. The notional amount of the forward sales commitments was approximately $15.0 million at December 31, 2019.

The following table presents additional information regarding the Company’s outstanding contractual obligations as of December 31, 2019:

	Payments Due by Period
(In thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Operating leases	$1,663	$3,169	$2,195	$1,866	$8,893
Borrowed funds and subordinated debentures	92,050	—	—	18,557	110,607
Certificates of deposit	252,050	83,191	2,141	—	337,382
Retirement benefit obligation projected	4,719	—	—	—	4,719
Total contractual obligations:	$350,482	$86,360	$4,336	$20,423	$461,601

Liquidity

At December 31, 2019, the amount of liquid assets held by the Company remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.

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

The Company has established a borrowing relationship with the FHLB, which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets. Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $793.0 million, of its total assets at December 31, 2019. In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee. These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to the FHLB, as well as a member bank’s ability to meet the FHLB’s stock requirement.  A December 31, 2019 and December 31, 2018, the Bank pledged approximately $308.5 million and $270.9 million of loans, respectively, to support the FHLB borrowing capacity. At December 31, 2019 and December 31, 2018, the Bank had available borrowing capacity of $160.7 million and $131.2 million, respectively, at the FHLB of New York. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, of which $25.0 million was available at December 31, 2019.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2019, the balance of cash and cash equivalents was $14.8 million.

Net cash provided by operating activities totaled $13.3 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $17.3 million for the year ended December 31, 2018.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities. Cash was used in operations primarily for originating loans held for sale. The decrease in net cash provided by operating activities was due primarily to net cash used in the origination and sale of loans totaling $2.9 million in 2019 compared to $1.2 million of cash provided by the origination and sale of loans in 2018. $2.5 million of cash was used to reduce accrued expenses and other liabilities in 2019.

Net cash used in investing activities totaled $109.9 million for the year ended December 31, 2019 compared to $9.9 million for the year ended December 31, 2018. The cash used in lending activities was $127.1 million in 2019 compared to $19.8 million in 2018. The cash provided by investment activities was $7.8 million in 2019 compared to $12.9 million in 2018.

Net cash provided by financing activities totaled $94.7 million for the year ended December 31, 2019 compared to net cash used in financing activities of $9.3 million for the year ended December 31, 2018.  The net cash provided by financing activities in 2019 was due primarily to the net increase in deposits and short-term borrowings, which was used in funding the lending activity. The Company paid dividends totaling $2.6 million in 2019 compared to $2.1 million in 2018.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. For the year ended December 31, 2019, sales, repayments and maturities of investment securities totaled $58.0 million compared to $55.9 million in 2018. Another source of liquidity is the loan portfolio, which provides a flow of payments and maturities.

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

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments, at December 31, 2019.

	Interest Sensitivity Period				Total Within	One Year to	Over	Non-interest
(In thousands)	30 Day	90 Day	180 Day	365 Day	One Year	Five Years	Five Years	Sensitive	Total
Assets :
Cash and due from banks	$12,176	$—	$—	$—	$12,176	$—	$—	$2,666	$14,842
Federal funds sold	—	—	—	—	—	—	—	—	—
Investment securities	50,475	21,932	12,011	22,701	107,119	93,400	25,025	6,858	232,402
Loans held for sale	5,927	—	—	—	5,927	—	—	—	5,927
Loans, net of allowance for loan losses	521,744	33,910	43,390	95,680	694,724	465,353	42,763	13,188	1,216,028
Other assets	—	—	—	—	—	—	—	117,063	117,063
	$590,322	$55,842	$55,401	$118,381	$819,946	$558,753	$67,788	$139,775	$1,586,262
Liabilities and Equity:
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$287,555	$287,555
Demand deposits - interest bearing	189,640	—	—	—	189,640	159,460	44,292	—	393,392
Savings deposits	134,996	—	—	58	135,054	72,201	51,778	—	259,033
Certificates of deposits	19,750	50,140	80,878	101,282	252,050	85,332	—	—	337,382
Borrowings	92,050	—	—	—	92,050	—	—	—	92,050
Redeemable subordinated debentures	—	18,000	—	—	18,000	—	—	557	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	198,293	198,293
	$436,436	$68,140	$80,878	$101,340	$686,794	$316,993	$96,070	$486,405	$1,586,262

Asset (Liability) Sensitivity Gap :
Period Gap	$153,886	$(12,298)	$(25,477)	$17,041	$133,152	$241,760	$(28,282)	$(346,630)	—
Cumulative Gap	$153,886	$141,588	$116,111	$133,152	$133,152	$374,912	$346,630	—	—
Cumulative Gap to Total Assets	9.7%	8.9%	7.3%	8.4%	8.4%	23.6%	21.9%	—	—

Under the Company’s interest rate risk policy established by its Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”). The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk. The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income as if the theoretical rate shocks occurred. The EVE analysis and net interest income simulation model results are presented quarterly to the Asset/Liability Committee of the Board of Directors.Summarized below are the projected effects of a parallel shift of increases of 200 and 300 basis points, respectively, and a decrease of 200 basis points in market rates on the Company’s net interest income and EVE.

				Next 12 Months
Change in Interest Rates	Economic Value of Equity (2)			Net Interest Income
Basis Point (bp) (1)	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
(Dollars in thousands)	Amount	Change	Change	Amount	Change	Change
+300 bp	$205,647	$(5,573)	(2.64)%	$60,187	$3,547	6.26%
+200 bp	208,882	(2,338)	(1.11)%	59,071	2,431	4.29%
0 bp	211,220	—	—	56,640	—	—
-200 bp	201,629	(9,591)	(4.54)%	54,965	(1,675)	(2.96)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The above table indicates that, as of December 31, 2019, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 1.11% decrease in EVE and a $2.4 million, or 4.29%, increase in net interest income over the next twelve months. As of December 31, 2019, in the event of a 200 basis points decrease in interest rates, the Company would be expected to experience a $9.6 million, or 4.54% decrease in EVE and a $1.7 million, or 2.96% decrease in net interest income. This data does not reflect any future actions that management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

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

On July 27, 2017, the FCA, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.

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

ALCO uses simulation modeling to analyze the Company's net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2019. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2019.

In an immediate and sustained 200 basis point increase in market interest rates at December 31, 2019, net interest income for year one would increase approximately 4.29%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 8.30%, when compared to a flat interest rate scenario. In an immediate and sustained 200 basis points decrease in market interest rates, net interest income for year one would decrease approximately 2.96% and would decrease approximately 7.90% in year two.

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

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Items 15(a)(1) and (2) on page 68 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page 68 hereof.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment using those criteria, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

BDO USA, LLP, the Company's independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2019. Their attestation report, which appears in the Company’s consolidated financial statements that are contained in this Form 10-K immediately following Item 16, expressed an unqualified opinion on our internal control over financial reporting. Such report is incorporated herein by reference.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2019.

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions "Directors," "Corporate Governance" and "Stock Ownership of Management and Principal Shareholders," except for disclosure of our executive officers, which is included in Item 1 of this Form 10-K under the section titled “Information about our Executive Officers.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table shows information at December 31, 2019 for all equity compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	122,151	$9.85	398,991
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	122,151	$9.85	398,991

The remaining information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions "Equity Plans" and "Stock Ownership of Management and Principal Shareholders."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the captions "Certain Transactions with Management" and "Corporate Governance."

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2020 Proxy Statement under the caption "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     The following documents are filed as part of this Form 10-K:

1. Financial Statements

Reports of Independent Registered Public Accounting Firm

Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2019 and 2018.

Consolidated Statements of Income – For the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2019.

2. Financial Schedules

All schedules are omitted because they are either inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.    Exhibits

EXHIBIT INDEX

Exhibit No.		Description
2.1
Agreement and Plan of Merger, dated as of November 6, 2017, by and among the Company, the Bank and NJCB (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on November 7, 2017)

2.2
Agreement and Plan of Merger, dated as of June 23, 2019, by and among the Company, the Bank and Shore Community Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on June 25, 2019)

3(i)		Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)
3(ii)
By-laws of the Company, as amended February 21, 2019 (conformed copy) (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 15, 2019)

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

4.4	*	Description of Securities

10.1	#
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

10.27	#
1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (SEC File No. 000-32891) filed with the SEC on April 19, 2019, as supplemented on May 3, 2019)

10.28	* #	Form of 1st Constitution Bancorp Incentive Stock Option Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan
10.29	* #	Form of 1st Constitution Bancorp Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan
10.30	* #	Form of 1st Constitution Bancorp Restricted Stock Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan
10.31	* #	Form of 1st Constitution Bancorp Time-Based Restricted Stock Unit Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan
10.32	* #	Form of 1st Constitution Bancorp Performance-Based Restricted Stock Unit Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan
21	*	Subsidiaries of the Company
23	*	Consent of BDO USA, LLP as Independent Registered Public Accounting Firm
31.1	*	Certification of the principal executive officer of the Company, pursuant to Exchange Act Rule 13a-14(a)
31.2	*	Certification of the principal financial officer of the Company, pursuant to Exchange Act Rule 13a-14(a)
32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
*      Filed herewith.
#      Management contract or compensatory plan or arrangement.

(b)      Exhibits.

The exhibits required by Item 601 of Regulation S-K are included in the Exhibit Index above under a(3) of this Item 15.

(c)      Financial Statement Schedules

See the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 16.  Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020, expressed an unqualified opinion thereon.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).
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

Philadelphia, Pennsylvania
March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Constitution Bancorp
Cranbury, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited 1st Constitution Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 16, 2020

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Dollars in Thousands, except share data)

	2019	2018
ASSETS
Cash and due from banks	$2,547	$4,983
Interest-earning deposits	12,295	11,861
Total cash and cash equivalents	14,842	16,844
Investment securities:
Available for sale, at fair value	155,782	132,222
Held to maturity (fair value of $78,223 and $80,204 at December 31, 2019 and December 31, 2018, respectively)	76,620	79,572
Total investment securities	232,402	211,794
Loans held for sale	5,927	3,020
Loans	1,216,028	883,164
Less: allowance for loan losses	(9,271)	(8,402)
Net loans	1,206,757	874,762
Premises and equipment, net	15,262	11,653
Right-of-use assets	17,957	—
Accrued interest receivable	4,945	3,860
Bank-owned life insurance	36,678	28,705
Other real estate owned	571	2,515
Goodwill and intangible assets	36,779	12,258
Other assets	14,142	12,422
Total assets	$1,586,262	$1,177,833
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$287,555	$212,981
Interest bearing	989,807	737,691
Total deposits	1,277,362	950,672
Short-term borrowings	92,050	71,775
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,592	1,228
Lease liability	18,617	—
Accrued expense and other liabilities	7,506	8,516
Total liabilities	1,415,684	1,050,748
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,224,974 and 8,639,276 shares issued and 10,191,676 and 8,605,978 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	109,964	79,536
Retained earnings	60,791	49,750
Treasury stock, 33,298 shares at December 31, 2019 and December 31, 2018	(368)	(368)
Accumulated other comprehensive income (loss)	191	(1,833)
Total shareholders' equity	170,578	127,085
Total liabilities and shareholders' equity	$1,586,262	$1,177,833

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except per share data)

	2019	2018	2017
INTEREST INCOME
Loans, including fees	$53,537	$45,202	$35,967
Securities:
Taxable	4,710	4,024	3,326
Tax-exempt	1,667	1,989	2,140
Federal funds sold and short-term investments	176	258	230
Total interest income	60,090	51,473	41,663
INTEREST EXPENSE
Deposits	11,094	6,511	4,550
Borrowings	912	836	429
Redeemable subordinated debentures	748	694	519
Total interest expense	12,754	8,041	5,498
Net interest income	47,336	43,432	36,165
PROVISION FOR LOAN LOSSES	1,350	900	600
Net interest income after provision for loan losses	45,986	42,532	35,565
NON-INTEREST INCOME
Service charges on deposit accounts	663	638	596
Gain on sales of loans, net	4,885	4,475	5,149
Income on bank-owned life insurance	623	575	522
Gain from bargain purchase	—	230	—
Gain on sales/calls of securities	30	12	129
Other income	2,036	1,988	1,844
Total non-interest income	8,237	7,918	8,240
NON-INTEREST EXPENSES
Salaries and employee benefits	21,304	19,853	18,804
Occupancy expense	4,100	3,623	3,169
Data processing expenses	1,507	1,332	1,314
FDIC insurance expense	154	486	360
Other real estate owned expenses	171	158	42
Merger-related expenses	1,730	2,141	265
Other operating expenses	6,583	6,492	7,052
Total non-interest expenses	35,549	34,085	31,006
Income before income taxes	18,674	16,365	12,799
INCOME TAXES	5,040	4,317	5,871
Net Income	$13,634	$12,048	$6,928
EARNINGS PER COMMON SHARE
Basic	$1.54	$1.45	$0.86
Diluted	1.53	1.40	0.83
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,875,237	8,320,718	8,049,981
Diluted	8,933,471	8,593,509	8,312,784

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
Net income	$13,634	$12,048	$6,928
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2,651	(1,624)	(14)
Tax effect	(646)	388	40
Net of tax amount	2,005	(1,236)	26

Reclassification adjustment for realized gains on securities available for sale (1)	(30)	(12)	(93)
Tax effect (2)	7	3	38
Net of tax amount	(23)	(9)	(55)

Reclassification adjustment for unrealized impairment loss on held to maturity security (3)	9	—	—
Tax effect	(1)	—	—
Net of tax amount	8	—	—

Pension liability	222	269	62
Tax effect	(66)	(77)	(24)
Net of tax amount	156	192	38

Reclassification adjustment for actuarial gains for unfunded pension liability (4)	(176)	(62)	(60)
Tax effect (2)	54	18	24
Net of tax amount	(122)	(44)	(36)

Total other comprehensive income (loss)	2,024	(1,097)	(27)

Comprehensive income	$15,658	$10,951	$6,901

(1)	Included in gain on sale of securities on the consolidated statements of income

(2)	Included in income taxes on the consolidated statements of income

(3)	Included in investment securities held to maturity on the consolidated balance sheet

(4)	Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2017	$71,695	$34,074	$(368)	$(600)	$104,801
Net income	—	6,928	—	—	6,928
Exercise of stock options and issuance of restricted shares under employee benefit programs (31,640 and 60,613 shares, respectively)	247	—	—	—	247
Share-based compensation	993	—	—	—	993
Cash dividends ($0.16 per shares)	—	(1,289)	—	—	(1,289)
Other comprehensive loss	—	—	—	(27)	(27)
Reclassifications of certain deferred tax effects	—	109	—	(109)	—
Balance, December 31, 2017	72,935	39,822	(368)	(736)	111,653

Net income	—	12,048	—	—	12,048
Exercise of stock options and issuance of restricted shares (12,762 shares and 62,150 shares, respectively)	88	—	—	—	88
Share-based compensation	1,019	—	—	—	1,019
Exercise of stock warrants (198,378 shares)	—	—	—	—	—
Issuance of common stock (249,785 shares)	5,494	—	—	—	5,494
Cash dividends ($0.255 per share)	—	(2,120)	—	—	(2,120)
Other comprehensive loss	—	—	—	(1,097)	(1,097)
Balance, December 31, 2018	79,536	49,750	(368)	(1,833)	127,085

Net income	—	13,634	—	—	13,634
Exercise of stock options and issuance of restricted shares (24,277 shares and 53,931 shares, respectively)	149	—	—	—	149
Share-based compensation	1,104	—	—	—	1,104
Issuance of common stock (1,509,275 shares)	29,175	—	—	—	29,175
Cash dividends declared ($0.30 per share)	—	(2,593)	—	—	(2,593)
Other comprehensive income	—	—	—	2,024	2,024
Balance, December 31, 2019	$109,964	$60,791	$(368)	$191	$170,578

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
OPERATING ACTIVITIES:
Net Income	$13,634	$12,048	$6,928
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,350	900	600
Depreciation and amortization	1,444	1,389	1,380
Net amortization of premiums and discounts on securities	675	556	879
SBA loan discount accretion	(391)	(323)	(247)
Gain on bargain purchase	—	(230)	—
Gain on sales/calls of securities available for sale	(30)	(12)	(93)
Gain on sales of securities held to maturity	—	—	(36)
Loss (gain) on sales of other real estate owned	101	—	(5)
Gains on sales of loans held for sale	(4,885)	(4,475)	(5,149)
Originations of loans held for sale	(146,808)	(111,109)	(110,831)
Proceeds from sales of loans held for sale	148,786	116,818	126,555
Increase in cash surrender value on bank-owned life insurance	(623)	(589)	(522)
Loss on cash surrender value on bank-owned life insurance	—	14	—
Share-based compensation expense	1,104	1,019	993
Deferred tax expense	604	305	620
Noncash rent and equipment expense	192	—	—
Re-measurement of deferred tax assets and liabilities	—	(28)	1,712
Increase in accrued interest receivable	(307)	(123)	(383)
Decrease/(increase) decrease in other assets	511	(1,589)	(181)
Increase (decrease) in accrued interest payable	364	424	(62)
(Decrease)/increase in accrued expenses and other liabilities	(2,459)	2,333	(266)
Net cash provided by operating activities	13,262	17,328	21,892
INVESTING ACTIVITIES:
Purchases of securities :
Available for sale	(33,972)	(35,209)	(35,680)
Held to maturity	(16,188)	(7,723)	(34,592)
Proceeds from maturities and prepayments of securities:
Available for sale	39,086	17,664	25,770
Held to maturity	18,891	38,192	49,889
Proceeds from sales of securities:
Available for sale	—	—	7,602
Held to maturity	—	—	1,034
Proceeds from bank-owned life insurance benefits paid	—	893	—
Net (purchase) redemption of restricted stock	(272)	(2,510)	2,408
Net (increase) in loans	(127,121)	(19,762)	(65,387)
Capital expenditures	(161)	(648)	(846)
Forfeitable deposit on other real estate owned	—	175	—
Capital improvement to other real estate owned	—	—	(5)
Net cash paid for NJCB Merger	—	(996)	—
Net cash received from the Shore Merger	7,440	—	—
Proceeds from sales of other real estate owned	2,448	—	631
Purchase of bank-owned life insurance	(100)	—	(2,345)
Net cash used in investing activities	(109,949)	(9,924)	(51,521)

FINANCING ACTIVITIES:
Exercise of stock options	149	88	247
Cash dividends paid to shareholders	(2,593)	(2,120)	(1,690)
Net (decrease) increase in deposits	76,854	(58,557)	87,490
Increase (decrease) in overnight borrowings	20,275	51,275	(42,550)
Repayment of long-term borrowing	—	—	(10,000)
Net cash provided by (used in) financing activities	94,685	(9,314)	33,497
(Decrease) increase in cash and cash equivalents	(2,002)	(1,910)	3,868
Cash and cash equivalents at beginning of year	16,844	18,754	14,886
Cash and cash equivalents at end of year	$14,842	$16,844	$18,754
Supplemental disclosures of cash flow information:
Cash paid during the period for :
Interest	$12,387	$7,617	$5,560
Income taxes	6,108	3,226	3,220
Noncash items:
Transfer of loans to other real estate owned	—	1,460	455
Right-of-use assets	15,674	—	—
Lease liability	16,142	—	—
Acquisition of Shore Community Bank in 2019 and New Jersey Community Bank in 2018
Noncash assets acquired:
Investment securities available for sale	$26,440	11,173
Loans	205,833	75,144
Premises and equipment, net	4,433	1,120
Bank-owned life insurance	7,250	3,972
Accrued interest receivable	778	259
Core deposit intangible asset	1,467	80
Other real estate owned	605	1,230
Right-of-use assets	3,226	—
Other assets	2,518	1,601
	$252,550	$94,579
Liabilities assumed:
Deposits	$249,836	$87,223
Lease liability	3,226	—
Other liabilities	948	636
	$254,010	$87,859

Goodwill recorded from the Shore Merger	$23,194	$—
Common stock issued for NJCB Merger	—	5,494
Common stock issued for Shore Merger	$29,175	$—

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

1.           Summary of Significant Accounting Policies

1ST Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is the parent to 1ST Constitution Bank (the “Bank”), a New Jersey state-chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central, coastal and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2019, 25 additional branch offices in Asbury Park, Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jackson, Jamesburg, Lawrenceville, Little Silver, Long Branch, Manahawkin, Neptune City, Perth Amboy, Plainsboro, Princeton, Rumson, Shrewsbury, Skillman and three offices in Toms River, New Jersey. The Bank also operates two residential mortgage loan production offices in Forked River and Jersey City, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans. At December 31, 2019, 49.0% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 28.4% of the portfolio consisted of municipal bonds.  The remaining 22.6% of our investment securities consisted of corporate debt and asset-backed issues.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located primarily in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Other-than-temporary impairments ("OTTI") on all debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of sale for a debt security apply, the OTTI is bifurcated into credit-related and noncredit-related components. Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related OTTI in earnings. Noncredit-related OTTI on debt securities are recognized in OCI.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments. Premiums on purchased callable debt securities are amortized to the earliest call date.

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York is carried at cost and is included in other assets. The investment in FHLB stock was $4.2 million and $3.9 million at December 31, 2019 and December 31, 2018, respectively.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2019.

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

The fair value of rate lock commitments and best efforts commitments is not readily ascertainable with precision because rate lock commitments and best efforts commitments are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments based upon the forward sales price that is obtained in the best efforts commitment at the time the borrower locks in the interest rate on the loan while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts commitments, no gain or loss occurs on the rate lock commitments. The estimated fair value of rate lock commitments was $159,000 and $79,000 at December 31, 2019 and 2018, respectively.

ASC Topic 460, "Guarantees," requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets, for these types of commitments.  The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral.  The Bank had standby letters of credit for customers aggregating $4,300 thousand and $766 thousand at December 31, 2019 and 2018, respectively. These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2019.  The amount of the liability related to guarantees under issued standby letters of credit was not material as of December 31, 2019 and 2018.

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

Leases: The Company leases real property for its branch offices and general office space. Generally, the leases include one or more options to extend the lease term. In addition, the Company also leases office equipment, consisting of copiers, printers and two automobiles. None of the equipment leases include extensions and generally have three to five year terms.

The Company accounts for the leases in accordance with ASC Topic 842 “Leases.” The new standard requires a lessee to record a right-of-use asset ("ROU") and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted this ASU effective January 1, 2019 and recognized a lease liability and a ROU on its balance sheet based on the present value of the remaining minimum lease payments. The lease expense is recognized based on the terms of the leases. The new guidance includes a number of optional transition-related practical expedients. The Company elected to apply the practical expedients that relate to: the identification and classification of leases that commenced before January 1, 2019 and the initial direct costs of these leases.

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

The Bank accounts for impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long-lived assets at December 31, 2019 and 2018.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2019 and 2018 and has not recognized any liabilities for tax uncertainties as of December 31, 2019 and 2018. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2019 and 2018. The tax years subject to examination by the taxing authorities are, for federal and state purposes, the years ended December 31, 2019, 2018, 2017 and 2016.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of non-maturity checking, money market and savings deposits acquired in business combinations accounted for under the purchase method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment was determined.  No assurance can be given that future impairment tests will not result in a charge to earnings.  See Note 9 – "Goodwill and Intangible Assets" - for additional information.

Share-Based Compensation: The Company recognizes compensation expense for stock awards and options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of stock-based compensation is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each stock option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience

and may not necessarily equate to its market value when fully vested.   See Note 16 – "Share-Based Compensation " - for additional information.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, interest and non-interest bearing amounts due from banks, federal funds sold and short-term investments with original maturities less than 90 days.  Generally, federal funds are sold and short-term investments are made for a one or two-day period.

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

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the years ended December 31, 2019, 2018 and 2017, 27,930, 19,350 and 8,900 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

(In thousands, except per share data)	2019	2018	2017
Net income	$13,634	$12,048	$6,928

Basic weighted average shares outstanding	8,875,237	8,320,718	8,049,981
Plus: common stock equivalents	58,234	272,791	262,803
Diluted weighted average shares outstanding	8,933,471	8,593,509	8,312,784
Earnings per share:
Basic	$1.54	$1.45	$0.86
Diluted	1.53	1.40	0.83

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, other-than-temporary non-credit related security impairments, and changes in the funded status of benefit plans.

Variable Interest Entities: Management has determined that Trust II qualifies as a variable interest entity under ASC Topic 810, “Consolidation.” Trust II issued mandatorily redeemable preferred stock to investors, loaned the proceeds to the Company and holds, as its sole asset, subordinated debentures issued by the Company.  As a qualified variable interest entity, Trust II’s balance sheet and statement of operations have never been consolidated with those of the Company because the Company is not the primary beneficiary.

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2019 and 2018.

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

Recent Accounting Pronouncements

ASU 2019-11 - Financial Instruments - Credit Losses: Codification Improvements (Topic 326)

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-11, “Financial Instruments - Credit Losses: Codification Improvements (Topic 326).” ASU 2019-11 clarifies and addresses specific issues about certain aspects of the amendments in ASU 2016-13. For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. See the discussions regarding the adoptions of ASU 2016-13 below.

ASU 2019-10 - Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 provides that the FASB’s recently developed philosophy regarding the implementation of effective dates applies to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), ASU 2017-12, Derivatives and Hedging (Topic 815), and ASU 2016-02, Leases (Topic 842).
See the discussions regarding the adoptions of ASU 2016-13 and ASU 2016-02 below.

ASU 2019-01 - Leases: Codification Improvements (Topic 842)
In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements (Topic 842).” ASU 2019-01 aligns the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers, and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the FASB’s new lease accounting standard. Although this guidance is effective for years beginning after December 15, 2019, the Company adopted this guidance along with the adoption of ASU 2018-11, “Leases- Targeted Improvements,” and ASU 2016-02, “Leases.” The adoption of this guidance had a material impact on the Company’s consolidated financial statements. See the discussions regarding the adoption of ASU 2016-02 below.

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

The adoption of this guidance in 2020 is not expected to have a material impact on the Company's consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years ending after December 15, 2020. The adoption of this guidance in 2020 is not expected to have a material impact on the Company's consolidated financial statements.

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

ASU 2018-11 - Leases - Targeted Improvements (Topic 842)
In July 2018, the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional (and optional) transition method for a cumulative effect adjustment. The additional transition method allows entities to initially apply the new lease standard at the adoption date (January 1, 2019 for calendar-year-end public business entities) and recognizes a cumulative-

effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with the original U.S. GAAP (Topic 840, Leases).

For the Company, the provisions of this ASU were effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance effective January 1, 2019 along with the adoption of ASU 2016-02, “Leases.” The adoption of this guidance had a material impact on the Company's financial statements. See the discussion regarding the adoption of ASU 2016-02 below.

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

For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.

The Company has completed the initial analysis of its financial assets and will continue to build and validate the CECL models in 2020 to evaluate the impact of the adoption of the new standard on its consolidated financial statements.

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

(2) Acquisition of Shore Community Bank
On November 8, 2019, the Company completed its acquisition of 100 percent of the shares of common stock of Shore Community Bank ("Shore"), which merged with and into the Bank. The shareholders of Shore received total consideration of $54.3 million, which was comprised of 1,509,275 shares of common stock of the Company with a market value of $29.2 million and cash of $25.1 million, of which $925,000 was cash paid in exchange for unexercised outstanding stock options.

The merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the Shore merger date. The excess of the fair value of the consideration paid over the preliminary net fair value of Shore's assets and liabilities resulted in the recognition of goodwill of $23.2 million. Shore’s results of operations have been included in the Company’s Consolidated Statements of Income since November 8, 2019.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the merger, including the use of third party valuation specialists. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the merger.
The following table summarizes the estimated fair value of the acquired assets and liabilities assumed:

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$29,175
Cash payment	24,233
Cash payment for unexercised outstanding stock options	925
Total consideration paid	$54,333

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$32,599
Investment securities available for sale	26,440
Loans	205,833
Premises and equipment, net	4,433
Core deposit intangible asset	1,467
Bank-owned life insurance	7,250
Right-of-use assets	3,226
Accrued interest receivable	778
Other real estate owned	605
Other assets	2,518
Deposits	(249,836)
Lease liability	(3,226)
Other liabilities	(948)
Total identifiable assets and liabilities, net	$31,139

Goodwill recorded from Shore merger	$23,194

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

Loans acquired in the Shore merger were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. The fair values of loans acquired were estimated, utilizing cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses of approximately $3.6 million and estimated prepayments. Projected cash flows were then discounted to present value, utilizing a risk-adjusted market rate for similar loans that management determined market participants would likely use.

At the Shore merger date, the Company recorded $201.3 million of loans without evidence of credit quality deterioration and $4.6 million of loans with evidence of credit quality deterioration.
The following table summarizes the composition of the loans acquired and recorded at fair value:

	At November 8, 2019
(Dollars in thousands)	Loans acquired with no credit quality deterioration	Loans acquired with credit quality deterioration	Total
Commercial
Construction	$9,733	$—	$9,733
Commercial real estate	135,482	4,071	139,553
Commercial business	12,027	—	12,027
Residential real estate	36,849	500	37,349
Consumer	7,171	—	7,171
Total loans	$201,262	$4,571	$205,833

The following is a summary of the loans acquired with evidence of deteriorated credit quality in the Shore merger as of the date of the closing of the merger:

(Dollars in thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$7,584
Contractual cash flows not expected to be collected (non-accretable difference)	2,355

Expected cash flows at acquisition	5,229
Interest component of expected cash flows (accretable difference)	658

Fair value of acquired loans	$4,571

Bank-owned life insurance was recorded at the cash surrender value of the insurance policies, which approximates the redemption value of the policies.

The Company recorded a core deposit intangible asset related to a value ascribed to demand, interest checking, money market and savings account, referred to as core deposits, acquired as part of the acquisition. The value assigned to the acquired core deposits represents the future economic benefit of the potential cost savings from acquiring the core deposits, net of operating expenses and including ancillary fee income, compared to the cost of obtaining alternative funds from available market sources. Management used estimates including the expected attrition rates of depository accounts, future interest rate levels, and the cost of servicing various depository products. The core deposit intangible asset totaled $1.5 million and is being amortized over its estimated useful life of approximately 10 years, using an accelerated method.

The following table presents the projected amortization of the core deposit intangible asset for each period:

(Dollars in thousands)	Amount
Year
2019	$44
2020	262
2021	236
2022	209
2023	182
Thereafter	534
Total	$1,467

The fair values of deposit liabilities with no stated maturities, such as checking, money market and savings accounts, were assumed to equal the carrying value amounts since these deposits are payable on demand. The fair values of certificates of deposit represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the Shore merger were expensed as incurred. For the year ended December 31, 2019, the Company incurred $1.7 million of expenses for termination of contracts, legal and financial advisory fees, severance and other integration related expenses, which have been separately stated as merger-related expenses in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Shore operations included in the Company’s Consolidated Statements of Income from the date of the Shore Merger (November 8, 2019) through December 31, 2019 under the column “Actual from Acquisition Date to December 31, 2019.” In addition, the table presents unaudited condensed pro forma financial information assuming that the Shore Merger had been completed as of January 1, 2019 and January 1, 2018, respectively. In the table, merger-related expenses of $4.2 million of both the Bank and Shore were excluded from the pro forma non-interest expenses for the year ended December 31, 2019. There were no merger-related expenses incurred in 2018. Income taxes were also adjusted to exclude income tax benefits of $394,000 related to the merger expenses for the year ended December 31, 2019.

The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the Shore Merger occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma financial information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Shore’s operations. The pro forma financial information reflects adjustments related to certain merger expenses and the related income tax effects.

(Dollars in thousands)	Actual from Acquisition Date to 12/31/2019	Pro Forma for the Twelve Months Ended 12/31/2019	Pro Forma for the Twelve Months Ended 12/31/2018
Net interest income	$1,428	$54,774	$53,115
Non-interest income	23	8,714	8,851
Non-interest expenses	516	39,265	40,032
Income taxes	252	5,445	5,884
Net income	682	18,778	16,050

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
The following table summarizes the fair value of the acquired assets and liabilities assumed:

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$5,494
Cash payment	2,668
Cash held in escrow	401
Total consideration paid	$8,563

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$2,073
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Core deposit intangible asset	80
Bank-owned life insurance	3,972
Accrued interest receivable	259
Other real estate owned	1,230
Other assets	1,601
Deposits	(87,223)
Other liabilities	(636)
Total identifiable assets and liabilities, net	$8,793

Gain from bargain purchase	$230

3.           Investment Securities

A summary of amortized cost and fair value of investment securities available for sale as of December 31, 2019 and 2018 follows:

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Trust preferred debt securities – single issuer	1,492	—	(50)	1,442
Corporate debt securities	23,224	139	(84)	23,279
Other debt securities	25,378	80	(242)	25,216
	$155,368	$1,047	$(633)	$155,782

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$2,993	$—	$(41)	$2,952
Residential collateralized mortgage obligations - GSE	48,789	70	(676)	48,183
Residential mortgage backed securities - GSE	13,945	37	(100)	13,882
Obligations of state and political subdivisions	23,506	85	(249)	23,342
Trust preferred debt securities – single issuer	1,490	—	(161)	1,329
Corporate debt securities	28,323	—	(1,037)	27,286
Other debt securities	15,383	11	(146)	15,248
	$134,429	$203	$(2,410)	$132,222

A summary of amortized cost, carrying value and fair value of investment securities held to maturity as of December 31, 2019 and 2018 follows:

	2019
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

	2018
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$6,701	$—	$6,701	$30	$(143)	$6,588
Residential mortgage backed securities - GSE	31,343	—	31,343	84	(346)	31,081
Obligations of state and political subdivisions	38,494	—	38,494	634	(118)	39,010
Trust preferred debt securities - pooled	657	(501)	156	569	—	725
Other debt securities	2,878	—	2,878	—	(78)	2,800
	$80,073	$(501)	$79,572	$1,317	$(685)	$80,204

At December 31, 2019 and December 31, 2018, $92.2 million and $80.4 million of investment securities, respectively, were pledged to secure public funds, collateralize borrowings from the FHLB and for other purposes required or permitted by law.

During 2019 and 2018, the Company received proceeds from the calls of securities with a book value of $4.4 million and $1.4 million, respectively, and resulted in gains of $30,000 and $12,000 for the years ended December 31, 2019 and 2018, respectively.

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
The following is a summary of the proceeds from the sales of investment securities and the associated gross gains, gross losses, and net tax expense for the years ended December 31, 2019, 2018, and 2017.

	2019		2018		2017
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds	$—	$—	$—	$—	$7,602	$1,034
Gross gains	—	—	—	—	120	36
Gross losses	—	—	—	—	(27)	—
Net tax expense	—	—	—	—	38	12

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$10,690	$10,662	2.66%
Due after one year through five years	26,621	26,824	2.75
Due after five years through ten years	34,136	34,193	2.55
Due after ten years	83,921	84,103	2.75
Total	$155,368	$155,782	2.70%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$6,594	$6,664	3.88%
Due after one year through five years	13,573	13,803	3.67
Due after five years through ten years	18,410	18,766	3.15
Due after ten years	38,043	38,990	3.11
Total	$76,620	$78,223	3.28%

The following table presents gross unrealized losses on the Company's investment securities and the fair value of the related securities and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	2019
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	1	$764	$(10)	$—	$—	$764	$(10)
Residential collateralized mortgage obligations - GSE	39	18,328	(138)	13,300	(139)	31,628	(277)
Residential mortgage backed securities - GSE	13	5,505	(59)	—	—	5,505	(59)
Obligations of state and political subdivisions	4	2,311	(25)	527	—	2,838	(25)
Trust preferred debt securities -single issuer	2	—	—	1,442	(50)	1,442	(50)
Corporate debt securities	4	2,994	(5)	7,954	(79)	10,948	(84)
Other debt securities	12	13,692	(151)	5,598	(100)	19,290	(251)
Total temporarily impaired securities	75	$43,594	$(388)	$28,821	$(368)	$72,415	$(756)

	2018
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	2	$994	$(1)	$1,958	$(40)	$2,952	$(41)
Residential collateralized mortgage obligations - GSE	34	20,756	(138)	22,106	(682)	42,862	(819)
Residential mortgage backed securities - GSE	68	18,393	(141)	19,402	(305)	37,795	(446)
Obligations of state and political subdivisions	67	12,785	(154)	11,638	(213)	24,423	(367)
Trust preferred debt securities -single issuer	2	—	—	1,329	(162)	1,329	(162)
Corporate debt securities	10	8,912	(632)	18,374	(405)	27,286	(1,037)
Other debt securities	9	10,943	(93)	4,613	(130)	15,556	(223)
Total temporarily impaired securities	192	$72,783	$(1,159)	$79,420	$(1,937)	$152,203	$(3,095)

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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $9,000 was recognized in 2019 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of December 31, 2019, management concluded that no additional other-than-temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

4.           Loans and Loans Held for Sale

The following table presents loans outstanding, by class of loan, as of December 31,

(In thousands)	2019	2018
Commercial real estate	$567,655	$388,431
Mortgage warehouse lines	236,672	154,183
Construction	148,939	149,387
Commercial business	139,271	120,590
Residential real estate	90,259	47,263
Loans to individuals	32,604	22,962
Other loans	137	181
Gross Loans	1,215,537	882,997
Deferred loan costs, net	491	167
Total	$1,216,028	$883,164

The Company's lending focus and business is concentrated primarily in New Jersey, particularly northern and central New Jersey and the New York City metropolitan area. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Company is a participant in the Small Business Administration ("SBA") Preferred Lender Program and originates loans under the program that are later sold. The Company also sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2019 and 2018 included $5.7 million and $2.1 million, respectively, in residential mortgage loans that the Company intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period. The estimated fair value of the derivatives of interest-rate lock commitments was $159,000 at December 31, 2019 and $79,000 at December 31, 2018.

The following table presents loans held for sale, by type of loan, as of December 31, 2019 and 2018.

(In thousands)	2019	2018
Residential real estate	$5,702	$2,145
SBA	225	875
	$5,927	$3,020

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by outside investors, amounted to approximately $66.5 million and $71.7 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying value, of servicing assets was $930,000 and $991,000, respectively. The fair value of SBA servicing assets was determined using a discount rate of 10.75% on the servicing asset and constant prepayment speeds averaging 14.93%.

The table below summarizes the changes in the related servicing assets for the years ended December 31, 2019 and 2018.

(In thousands)	2019	2018
Balance, beginning of year	$991	$726
Servicing assets capitalized	259	517
Amortization expense	(320)	(252)
Balance, end of year	$930	$991

In addition, the Company had discounts of $946,000 and $1.1 million related to the retained portion of the unsold SBA loans at December 31, 2019 and 2018, respectively.

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

The following table provides an aging of the loan portfolio by loan class at December 31, 2019 and 2018:

	2019
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$238	$1,927	$3,882	$6,047	$561,608	$567,655	$—	$2,596
Mortgage warehouse lines	—	—	—	—	236,672	236,672	—	—
Construction	—	—	—	—	148,939	148,939	—	—
Commercial business	381	—	330	711	138,560	139,271	—	501
Residential real estate	2,459	271	677	3,407	86,852	90,259	—	708
Loans to individuals	296	—	311	607	31,997	32,604	—	692
Other loans	—	—	—	—	137	137	—	—
	$3,374	$2,198	$5,200	$10,772	$1,204,765	1,215,537	$—	$4,497
Deferred loan costs, net						491
Total						$1,216,028

	2018
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$—	$499	$1,201	$1,700	$386,731	$388,431	$—	$1,439
Mortgage warehouse lines	—	—	—	—	154,183	154,183	—	—
Construction	—	—	—	—	149,387	149,387	—	—
Commercial business	280	—	466	746	119,844	120,590	—	3,532
Residential real estate	588	—	1,156	1,744	45,519	47,263	—	1,156
Loans to individuals	16	237	263	516	22,446	22,962	55	398
Other loans	—	—	—	—	181	181	—	—
	$884	$736	$3,086	$4,706	$878,291	882,997	$55	$6,525
Deferred loan costs, net						167
Total						$883,164

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At December 31, 2019 and 2018, there were $5.4 million and $865,000 of PCI loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.

Additional income before taxes amounting to $318,000, $155,000 and $514,000 would have been recognized in 2019, 2018 and 2017, respectively, if interest on all loans had been recorded based upon their original contract terms.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2019 and 2018:

Commercial Credit Exposure by Internally Assigned Grade	2019
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$147,132	$135,804	$538,104	$235,808	$87,512
Special Mention	—	1,990	9,994	864	922
Substandard	1,807	1,477	19,557	—	1,825
Doubtful	—	—	—	—	—
Total	$148,939	$139,271	$567,655	$236,672	$90,259

Consumer Credit Exposure by Payment Activity	2019
(In thousands)	Loans to Individuals	Other Loans
Performing	$31,912	$137
Nonperforming	692	—
Total	$32,604	$137

Commercial Credit Exposure by Internally Assigned Grade	2018
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$146,460	$104,162	$366,424	$152,378	$45,825
Special Mention	2,927	12,703	13,317	1,805	103
Substandard	—	3,487	8,690	—	1,335
Doubtful	—	238	—	—	—
Total	$149,387	$120,590	$388,431	$154,183	$47,263

Consumer Credit Exposure by Payment Activity	2018
(In thousands)	Loans to Individuals	Other Loans
Performing	$22,564	$181
Nonperforming	398	—
Total	$22,962	$181

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method as of and for the years ended December 31, 2019, 2018 and 2017, respectively.

	2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Costs, Net	Total
Allowance for loan losses:
Beginning balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402
Provision (credit) charged to operations	(343)	(76)	1,178	352	(19)	38	43	177		1,350
Loans charged off	—	(370)	(93)	—	—	(7)	(43)	—		(513)
Recoveries of loans charged off	—	26	—	—	—	6	—	—		32
Ending balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269		$9,271

Individually evaluated for impairment	$8	$7	$50	$—	$—	$—	$—	$—		$65
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	—	4
Collectively evaluated for impairment	1,381	1,399	4,473	1,083	412	185	—	269		9,202
Ending balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269		$9,271
Loans receivables:
Individually evaluated for impairment	$1,807	$1,251	$6,171	$—	$708	$692	$—	$—	$—	$10,629
Loans acquired with deteriorated credit quality	—	334	5,419	—	504	—	—	—	—	6,257
Collectively evaluated for impairment	147,132	137,686	556,065	236,672	89,047	31,912	137	—	491	1,199,142
Total	$148,939	$139,271	$567,655	$236,672	$90,259	$32,604	$137	$—	$491	$1,216,028

	2018
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan Costs, Net	Total
Allowance for loan losses:
Beginning balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
(Credit) provision charged to operations	29	158	920	(121)	39	49	17	(191)		900
Loans charged off	—	(62)	(491)	—	—	(16)	(17)	—		(586)
Recoveries of loans charged off	—	13	61	—	—	1	—	—		75
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402

Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—		$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—	—	2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92		7,949
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402
Loans receivable:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	167	870,901
Total	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	$167	$883,164

	2017
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Fees	Total
Allowance for loan losses:
Beginning balance	$1,204	$1,732	$2,574	$973	$367	$112	$—	$532		$7,494
(Credit) provision charged to operations	499	2	358	(121)	126	(2)	(13)	(249)		600
Loans charged off	—	(61)	—	—	(101)	—	—	—		(162)
Recoveries of loans charged off	—	47	17	—	—	4	13	—		81
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013

Individually evaluated for impairment	$—	$592	$92	$—	$—	$—	$—	$—		$684
Collectively evaluated for impairment	1,703	1,128	2,857	852	392	114	—	283		7,329
Ending balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
Loans receivable:
Individually evaluated for impairment	$232	$4,459	$5,713	$—	$69	$368	$—	$—	$—	$10,841
Loans acquired with deteriorated credit quality	—	274	590	—	—	—	—	—	—	864
Collectively evaluated for impairment	136,180	88,173	302,621	189,412	40,425	20,657	183	—	550	778,201
Total	$136,412	$92,906	$308,924	$189,412	$40,494	$21,025	$183	$—	$550	$789,906

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

The following tables summarize information regarding impaired loans receivable by loan class as of and for the years ended December 31, 2019, 2018 and 2017, respectively.

	2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2019 Average Recorded Investment	Year to Date 2019 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$—	$—	$—	$35	$—
Commercial business	680	1,971	—	916	10
Commercial real estate	7,141	8,204	—	2,855	134
Mortgage warehouse lines	—	—	—	—	—
	7,821	10,175	—	3,806	144
Consumer:
Residential real estate	1,212	1,465	—	1,334	6
Loans to individuals	692	802	—	695	—
Other	—	—	—	—	—
	1,904	2,267	—	2,029	6
With no related allowance	9,725	12,442	—	5,835	150
With an allowance:
Commercial:
Construction	1,807	1,807	8	602	56
Commercial business	905	993	10	977	88
Commercial real estate	4,449	5,757	51	4,621	216
Mortgage warehouse lines	—	—	—	—	—
	7,161	8,557	69	6,200	360
Consumer:
Residential real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	1	—
	—	—	—	1	—
With an allowance	7,161	8,557	69	6,201	360

Total:
Construction	1,807	1,807	8	637	56
Commercial business	1,585	2,964	10	1,893	98
Commercial real estate	11,590	13,961	51	7,476	350
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	1,212	1,465	—	1,334	6
Loans to individuals	692	802	—	696	—
Other	—	—	—	—	—
	$16,886	$20,999	$69	$12,036	$510

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2018 Average Recorded Investment	Year to Date 2018 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$103	$103	$—	$115	$7
Commercial business	992	1,332	—	1,112	112
Commercial real estate	2,304	2,629	—	2,757	48
Mortgage warehouse lines	—	—	—	—	—
	3,399	4,064	—	3,984	167
Consumer:
Residential real estate	1,156	1,241	—	846	—
Loans to individuals	398	478	—	410	—
Other	—	—	—	—	—
	1,554	1,719	—	1,256	—
With no related allowance	4,953	5,783	—	5,240	167
With an allowance:
Commercial:
Construction	—	—	—	—	—
Commercial business	3,102	3,217	380	3,326	44
Commercial real estate	4,208	4,208	73	4,336	252
Mortgage warehouse lines	—	—	—	—	—
	7,310	7,425	453	7,662	296
Consumer:
Residential real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—
With an allowance	7,310	7,425	453	7,662	296

Total:
Construction	103	103	—	115	7
Commercial business	4,094	4,549	380	4,438	156
Commercial real estate	6,512	6,837	73	7,093	300
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	1,156	1,241	—	846	—
Loans to individuals	398	478	—	410	—
Other	—	—	—	—	—
	$12,263	$13,208	$453	$12,902	$463

(Dollars in thousands)	Year to Date 2017 Average Recorded Investment	Year to Date 2017 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$209	$12
Commercial business	828	153
Commercial real estate	2,772	128
Mortgage warehouse lines	—	—
	3,809	293
Consumer:
Residential real estate	142	—
Loans to individuals	342	—
Other	—	—
	484	—
With no related allowance	4,435	293
With an allowance:
Commercial:
Construction	86	—
Commercial business	2,864	84
Commercial real estate	3,005	188
Mortgage warehouse lines	—	—
	5,955	272
Consumer:
Residential real estate	75	—
Loans to individuals	—	—
Other	—	—
	75	—
With an allowance	6,030	272

Total:
Construction	295	12
Commercial business	3,692	237
Commercial real estate	5,777	316
Mortgage warehouse lines	—	—
Residential real estate	217	—
Loans to individuals	342	—
Other	—	—
	$10,323	$565

Purchased Credit-Impaired Loans

Purchased Credit-Impaired Loans ("PCI") are loans acquired at a discount that is due in part to credit quality.  On November 8, 2019, as part of the Shore merger, the Company acquired purchased credit-impaired loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. On April 11, 2018, as part of the NJCB merger, the Company acquired purchased credit-impaired loans with loan balances totaling $1.1 million and fair values totaling $881,000.

The following table presents additional information regarding PCI loans at December 31, 2019 and 2018:

(In thousands)	2019	2018
Outstanding balance	$8,038	$2,007
Carrying amount	6,257	1,738

In 2019, $4,000 in loan loss provision was recorded for PCI loans. In 2018 and 2017, no loan loss provision was recorded for PCI loans.

The following table presents changes in accretable discount for PCI loans for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Balance at beginning of year	$164	$126	$30
Acquisition of impaired loans	658	168	—
Transfer from non-accretable to accretable	—	—	161
Accretion of discount	(165)	(130)	(65)
Balance at end of year	$657	$164	126

Non-accretable difference at end of year	$1,175	$122	$26

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

(In thousands)	Years ending December 31,
	2020	$365
	2021	223
	2022	69
	Thereafter	—
	Total	$657

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

	December 31,
(Dollars in thousands)	2019		2018
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	2	$382	4	$821

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

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the years ended December 31, 2019 and 2018:

	2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial business	3	$597	$595
Construction	1	$1,807	$1,807

	2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial business	1	$135	$132
Commercial real estate	2	$1,001	$991

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the years ended December 31, 2019 and 2018.

6.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during the years ended December 31, 2019 2018 and 2017 is as follows:

(In thousands)	2019	2018	2017
Balance, beginning of year	$5,805	$2,719	$1,357
Loans granted	3,199	3,365	1,603
Repayments of loans	(2,668)	(279)	(241)
Balance, end of year	$6,336	$5,805	$2,719

Related party deposits were $12.7 million, $12.0 million and $10.7 million at December 31, 2019, 2018 and 2017, respectively.

Rent of approximately $128,000, $126,000 and $122,000, was paid in 2019, 2018 and 2017, respectively, to an entity affiliated with a director of the Company for the lease of one of the Company's offices.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and affiliated interests on comparable terms as those prevailing from time to time for other non-affiliated customers of the Company. For these transactions, related expenses are not significant to the operations of the Company.

7.           Premises and Equipment

Premises and equipment consist of the following at December 31,

(Dollars in thousands)	Estimated Useful Lives	2019	2018
Land		$2,536	$1,798
Building	40 years	10,666	8,340
Leasehold improvements	3 - 10 years	7,721	7,577
Furniture, fixtures and equipment	3 - 15 years	6,401	5,520
Projects in progress		529	24
		27,853	23,259
Less: Accumulated depreciation		12,591	11,606
Total		$15,262	$11,653

Depreciation expense was $985,000, $820,000 and $814,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

8.           Other Real Estate Owned (“OREO”)

The following table presents the activity in other real estate owned for the years ended December 31,

(In thousands)	2019	2018	2017
Balance, beginning of year	$2,515	$—	$166
Other real estate owned properties added	—	1,460	455
Other real estate owned property acquired in NJCB merger	—	1,230	—
Other real estate owned property acquired in Shore merger	605
Sales during the year	(2,549)	—	(626)
Increase in carrying amount of other real estate owned	—	—	5
Forfeitable deposit on other real estate owned	—	(175)	—
Balance, end of year	$571	$2,515	$—

The Company recorded (losses) and gains on sale of other real estate owned of $(101,000), $0 and $5,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

9.           Goodwill and Intangible Assets

The table below presents goodwill and intangible assets at December 31,

(In thousands)	2019	2018
Beginning balance	$12,258	$12,496
Additions:
Goodwill	23,194	—
Core deposits intangible	1,467	80
Amortization expense	(140)	(318)
Total	$36,779	$12,258

Amortization expense of intangible assets was $140,000, $318,000 and $384,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Scheduled amortization of the core deposits intangible is as follows:

(In thousands)	Year	Amount
	2020	$390
	2021	314
	2022	263
	2023	213
	2024	164
	After five years	388
		$1,732

10.           Deposits

The following table presents the details of total deposits at December 31,

		% of Total		% of Total
(Dollars in thousands)	2019	Deposits	2018	Deposits
Non-interest bearing	$287,555	22.51%	$212,981	22.40%
Interest bearing	393,392	30.80	323,503	34.03
Savings	259,033	20.28	189,612	19.95
Certificates of deposit	337,382	26.41	224,576	23.62
	$1,277,362	100.00%	$950,672	100.00%

At December 31, 2019, certificates of deposit have contractual maturities as follows:

(In thousands)	Year	Amount
	2020	$251,852
	2021	59,950
	2022	19,658
	2023	3,781
	2024	2,141
		$337,382

Certificates of deposit greater than $250,000 were $48.6 million and $38.0 million at December 31, 2019 and December 31, 2018, respectively.

11.           Borrowings

At December 31, 2019 the Company had overnight borrowings totaling $92.1 million with an average interest rate of 1.81%. Overnight borrowings at December 31, 2018 totaled $71.8 million with a weighted average interest rate of 2.6%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At December 31, 2019, unused short-term or overnight borrowing potential totaled $160.7 million from the FHLB and unused fed funds borrowing commitments totaled $25.0 million from correspondent banks.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1ST Constitution Capital Trust II (“Trust II”), a Delaware business trust and wholly-owned subsidiary of the Company, for the sole purpose of issuing $18.0 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by the Company, to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (3.5400% at December 31, 2019). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense are summarized as follows for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Federal:
Current	$2,826	$2,479	$2,791
Deferred	418	209	496
Remeasurement of deferred tax assets and liabilities	—	(28)	1,712
	3,244	2,660	4,999
State:
Current	1,610	1,561	748
Deferred	186	96	124
	1,796	1,657	872
	$5,040	$4,317	$5,871

A comparison of income tax expense at the Federal statutory rate of 21% in 2019 and 2018 and 34% in 2017 to the Company’s provision for income taxes is as follows:

(In thousands)	2019	2018	2017
Federal income tax	$3,922	$3,437	$4,352
Add (deduct) effect of:
State income taxes net of federal income tax effect	1,419	1,309	575
Tax-exempt interest income	(348)	(416)	(728)
Bank-owned life insurance	(131)	(110)	(177)
Executive compensation	120	96	139
Remeasurement of federal deferred tax assets and liabilities	—	(28)	1,712
Other items, net	58	29	(2)
Provision for income taxes	$5,040	$4,317	$5,871

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, 2019 and 2018:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,606	$2,362
Unrealized loss on securities available for sale	—	528
Supplemental executive retirement plan liability	1,343	1,294
Other than temporary impairment loss	118	119
Depreciation	752	612
Non-accrual interest	318	200
Acquisition accounting adjustments	1,121	647
Lease liability	5,233	—
Federal net operating loss carryover, net	830	871
Other	103	72
Total gross deferred tax assets	$12,424	$6,705
Deferred tax liabilities:
Deferred costs	631	564
Pension liability	102	90
Right-of-use assets	5,048	—
Unrealized gain on securities available for sale	111	—
Total gross deferred tax liabilities	$5,892	$654

Net deferred tax assets	$6,532	$6,051

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey and other states. The tax years of 2016, 2017, 2018 and 2019 remain open to federal examination. The tax years of 2015, 2016, 2017, 2018 and 2019 remain open for state examination.

At December 31, 2019, the Company has $5.8 million of federal net operating loss carryforwards which begin to expire in 2034, unless previously used. These net operating loss carryforwards arose from the NJCB Merger. The Company's use of the net operating loss carryforward is limited by statute to a maximum of $197,000 per year.

On December 22, 2017, the Tax Actwas signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

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

14.           Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income is the total of net income and all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income (loss) that are included in shareholders' equity and the related tax effects are as follows at December 31, 2019 and 2018:

	2019
(In thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gain on securities available for sale	$414	$(111)	$303
Unrealized impairment loss on held to maturity security	(492)	118	(374)
Gains on unfunded pension liability	364	(102)	262
Total other comprehensive income	$286	$(95)	$191

	2018
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$(2,207)	$528	$(1,679)
Unrealized impairment loss on held to maturity security	(501)	119	(382)
Gains on unfunded pension liability	318	(90)	228
Total other comprehensive loss	$(2,390)	$557	$(1,833)

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax:

(In thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(334)	$(331)	$65	$(600)
Other comprehensive income (loss) before reclassifications	26	—	38	64
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—	(36)	(91)
Other comprehensive income (loss)	(29)	—	2	(27)
Reclassification for certain deferred tax effects	(71)	(51)	13	(109)
Balance, December 31, 2017	(434)	(382)	80	(736)
Other comprehensive income (loss) before reclassifications	(1,236)	—	192	(1,044)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(44)	(44)
Reclassification adjustments for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,245)	—	148	(1,097)
Balance, December 31, 2018	(1,679)	(382)	228	(1,833)
Other comprehensive income before reclassifications	2,005	—	156	2,161
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	(122)	(114)
Reclassification adjustments for gains realized in income	(23)	—	—	(23)
Other comprehensive income	1,982	8	34	2,024
Balance, December 31, 2019	$303	$(374)	$262	$191

15.           Benefit Plans

Retirement Savings Plan: The Bank has a 401(k) Plan (the "Plan") which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make contributions to the Plan up to the IRS salary deferral limit. Under the Plan, the Bank provided a matching contribution of 50%, up to 6% of base compensation. Employer contributions to the Plan amounted to $348,000, $343,000 and $353,000 in 2019, 2018 and 2017, respectively.

Bank-Owned Life Insurance: In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors, officers and employees. The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies totaled approximately $36.7 million and $28.7 million as of December 31, 2019 and 2018, respectively. Included in the total at December 31, 2019, was $7.2 million of bank-owned life insurance policies acquired in the Shore Merger and at December 31, 2018, was $4.0 million of bank-owned life insurance policies acquired in the NJCB Merger.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the "Supplemental Plans"). The Supplemental Plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees participating in the Supplemental Plans. The present value of the benefits accrued under the Supplemental Plans as of December 31, 2019 and 2018 is approximately $4.4 million and $4.3 million, respectively, and is included in other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheets. Compensation expense related to the Supplemental Plans of $177,000, $287,000 and $293,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the changes in benefit obligations of the Company’s Supplemental Plans for the years ended December 31, 2019 and 2018.

(In thousands)	2019	2018
Change in Benefit Obligation
Beginning January 1	$4,285	$4,205
Service cost	189	192
Interest cost	164	157
Actuarial gain	(222)	(269)
Benefits paid	—	—
Ending December 31	$4,416	$4,285

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,780	$4,603
Net actuarial gain included in accumulated other comprehensive loss	(364)	(318)
Net recognized pension liability	$4,416	$4,285

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,416	$4,285
Accumulated benefit obligation	4,245	4,120

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017.

(In thousands)	2019	2018	2017
Service cost	$189	$192	$197
Interest cost	164	157	156
Recognized net actuarial gain	(176)	(62)	(60)
Net periodic benefit cost	$177	$287	$293

The net periodic benefit cost is projected to be a credit of $60,000 to expense and actuarial gains of $364,000 are expected to be removed from accumulated other comprehensive income and recognized as a component of net periodic benefit expense for the year ending December 31, 2020.

For each of the years ended December 31, 2019, 2018 and 2017, the weighted-average discount rate was 4% and the assumed salary increase was 4% for each of the same years.

Management's expectation as of December 31, 2019 for the projected annual benefit payments is represented in the table below.

(In thousands)
2020	$4,719
2021	—
2022	—
2023	—
2024	—
Thereafter	—
$4,719

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 885,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock ("Options"), awards of restricted shares of common stock (“Stock Awards”) and restricted stock units ("RSUs"). The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company. Under the Stock Plans, Options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances. Options are granted with an exercise price at the then fair market value of the Company’s common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2019, there were 398,991 shares of common stock available for future grants under the Stock Plans.

Share-based compensation expense related to Options was $55,000, $57,000 and $65,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was approximately $67,000 of unrecognized compensation cost related to unvested Options granted under the Stock Plans that is expected to be recognized over the next four years.

Transactions in Options under the Stock Plans during the year ended December 31, 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	139,511	$8.70	4.0	$1,566
Granted	11,400	19.38
Exercised	(24,277)	7.37
Forfeited	(1,268)	17.91
Expired or exchanged	(3,215)	13.03
Outstanding at December 31, 2019	122,151	$9.85	3.9	$1,500

Exercisable at December 31, 2019	103,145	$8.29	3.1	$1,427

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between market value of the Company's common stock on the last trading day of 2019 and the exercise price). The Company's closing stock price on

December 31, 2019 was $22.13. During the year ended December 31, 2019, the aggregate intrinsic value of Options exercised was $284,000 and the Company received cash totaling $149,000 for Options exercised.

The following table summarizes the Options that were outstanding and exercisable at December 31, 2019:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.54 to $5.63	44,897	1.8	$5.61	44,897	1.8	$5.61
$6.16 to $7.46	27,827	2.0	7.10	27,827	2.0	7.10
$9.30 to $11.98	21,497	5.0	10.64	19,901	4.9	10.54
$18.30 to 19.38	27,930	8.1	18.81	10,520	7.8	18.67
	122,151	3.9	$9.85	103,145	3.1	$8.29

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Fair value of options granted	$5.63	$5.93	$6.05
Risk-free rate of return	2.55%	2.46%	2.45%
Expected option life in years	7	7	7
Expected volatility	29.09%	31.35%	31.25%
Expected dividends	1.56%	1.18%	1.19%

Share-based compensation expense related to Stock Awards was $1.0 million, $962,000 and $928,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was approximately $1.7 million of unrecognized compensation cost related to non-vested stock awards that will be recognized over the next four years.

The following table summarizes the activity in unvested Stock Awards for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2019	147,533	$13.21
Granted	53,931	18.30
Vested	(65,320)	15.91
Forfeited	(1,785)	17.31
Balance at December 31, 2019	134,359	$13.84

The value of the Stock Awards is based upon the market value of the common stock on the date of grant. The Stock Awards generally vest over a four year service period with compensation expense recognized on a straight-line basis.

Share-based compensation expense related to Stock Awards was $1.0 million, $962,000 and $928,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was approximately $1.7 million of unrecognized compensation cost related to non-vested stock awards that will be recognized over the next four years.

Share based compensation expense related to RSUs was $67,000 for the year ended December 31, 2019, there was approximately $133,000 of unrecognized compensation expense related to unvested RSUs. No RSUs were granted prior to 2019. In January 2019, the Company granted 10,300 RSUs with a grant date fair value of $19.38. The RSUs will vest pro-rata over 3 years subject to achievement of certain established performance metrics. The ultimate number of RSUs earned, if any, will depend on the performance achievement measured over each annual period during the period from January 1, 2019 through December 31, 2021. If performance measures are achieved, the RSUs will vest on the date of certification of performance achievement by the Compensation Committee following each annual performance period. Awards of RSUs are settled in cash unless the recipient timely elects for the RSUs to be settled in shares of common stock.

17.           Commitments and Contingencies

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company was committed to advance $36.0 million and $23.1 million for loans that have not closed and $381.0 million and $403.0 million for lines of credit on closed loans as of December 31, 2019 and 2018, respectively.

The Company issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.” These are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments that the Company could be required to make under these standby letters of credit amounted to $4.3 million at December 31, 2019 and $766,000 at December 31, 2018. The current amount of the liability as of December 31, 2019 and 2018 for guarantors under standby letters of credit is not material.

The Company also enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These commitments are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The notional amount of the Company’s forward sales commitments was approximately $15.0 million at December 31, 2019 and $4.3 million at December 31, 2018. The fair value of the loan origination commitments was $159,000 at December 31, 2019 and $79,000 at December 31, 2018.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2019, 2018 and 2017 are as follows:

(Dollars in thousands)	2019	2018	2017
Regulatory, professional and other consulting fees	$1,806	$1,713	$2,263
Equipment	1,286	1,175	1,008
Telephone	400	391	389
Amortization of intangible assets	140	318	384
Insurance	391	375	373
Supplies	275	294	259
Marketing	302	280	225
Other expenses	1,983	1,946	2,151
	$6,583	$6,492	$7,052

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2019, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increased by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2019, the Company and the Bank maintained a capital conservation buffer of at least 2.5%.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The community bank leverage ratio framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the “well capitalized” ratio requirements. Management is still reviewing the community bank leverage ratio framework, but does not expect that the Company or the Bank will elect to use the framework.

The Bank's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common equity Tier 1	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

As of December 31, 2018
Common equity Tier 1	$133,548	12.40%	$48,471	4.50%	$70,013	6.50%
Total capital to risk-weighted assets	141,950	13.18%	86,170	8.00%	107,712	10.00%
Tier 1 capital to risk-weighted assets	133,548	12.40%	64,627	6.00%	86,170	8.00%
Tier 1 leverage capital	133,548	11.74%	45,516	4.00%	56,894	5.00%

The Company's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common equity Tier 1	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A

As of December 31, 2018
Common equity Tier 1	$115,537	10.72%	$48,496	4.50%	N/A	N/A
Total capital to risk-weighted assets	141,939	13.17%	86,214	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	133,537	12.39%	64,661	6.00%	N/A	N/A
Tier 1 leverage capital	133,537	11.73%	45,538	4.00%	N/A	N/A

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

Certain terms and conditions of the warrants issued to the Treasury were modified or deleted in the two new warrants, including, without limitation, the deletion of the anti-dilution provision upon certain issuances of the Company's common stock at or below a specified price relative to the initial exercise price. However, the two warrants provided for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company's common stock.

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

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005. The Company repurchased no shares during the years ended December 31, 2019, 2018 and 2017.

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

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S. Government sponsored corporations ("GSE")	$—	$764	$—	$764
Residential collateralized mortgage obligations - GSE	—	53,175	—	53,175
Residential mortgage backed securities-GSE	—	18,387	—	18,387
Obligations of state and political subdivisions	—	33,519	—	33,519
Trust preferred debt securities - single issuer	—	1,442	—	1,442
Corporate debt securities	11,151	12,128	—	23,279
Other debt securities	—	25,216	—	25,216
Interest rate lock derivative	—	159	—	159
Total	$11,151	$144,790	$—	$155,941

	December 31, 2018
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury Securities and obligations of U.S Government sponsored corporations (“GSE”)	$—	$2,952	$—	$2,952
Residential collateralized mortgage obligations - GSE	—	48,183	—	48,183
Residential mortgage backed securities – GSE	—	13,882	—	13,882
Obligations of state and political subdivisions	—	23,342	—	23,342
Trust preferred debt securities - single issuer	—	1,329	—	1,329
Corporate debt securities	16,388	10,898	—	27,286
Other debt securities	—	15,248	—	15,248
Interest rate lock derivative	—	79	—	79
Total	$16,388	$115,913	$—	$132,301

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018 are as follows:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2019
Impaired loans	—	—	$7,092	$7,092
Other real estate owned	—	—	93	93

December 31, 2018
Impaired loans	—	—	$6,857	$6,857
Other real estate owned	—	—	1,460	1,460

Impaired loans, measured at fair value and included in the above table, consisted of 12 loans having an aggregate balance of $7.2 million and specific loan loss allowances of $69,000 at December 31, 2019 and 8 loans having an aggregate balance of $7.3 million and specific loan loss allowances of $453,000 at December 31, 2018.

 The following table presents additional qualitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019
Impaired loans	$7,092	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1%-40.4% (12.6%)
Other real estate owned	93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)

December 31, 2018
Impaired loans	$6,857	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5%-100% (28.2%)
Other real estate owned	$1,460	Appraisal of collateral (1)	Appraisal adjustments (2)	47%-80% (63.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The fair values and the carrying value of financial instruments at December 31, 2019 and 2018 were as follows:

	2019
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$14,842	$14,842	$—	$—	$14,842
Securities available for sale	155,782	11,151	144,631	—	155,782
Securities held to maturity	76,620	—	78,223	—	78,223
Loans held for sale	5,927	—	6,093	—	6,093
Net loans	1,206,757	—	—	1,243,088	1,243,088
SBA servicing asset	930	—	1,245	—	1,245
Interest rate lock derivative	159	—	159	—	159
Accrued interest receivable	4,945	—	4,945	—	4,945
FHLB Stock	4,176	—	4,176	—	4,176
Deposits	(1,277,362)	—	(1,278,166)	—	(1,278,166)
Short-term borrowings	(92,050)	—	(92,050)	—	(92,050)
Redeemable subordinated debentures	(18,557)	—	(12,837)	—	(12,837)
Accrued interest payable	(1,592)	—	(1,592)	—	(1,592)

	2018
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$16,844	$16,844	$—	$—	$16,844
Securities available for sale	132,222	16,388	115,834	—	132,222
Securities held to maturity	79,572	—	80,204	—	80,204
Loans held for sale	3,020	—	3,141	—	3,141
Net loans	874,762	—	—	874,742	874,742
SBA servicing asset	991	—	1,490	—	1,490
Interest rate lock derivative	79	—	79	—	79
Accrued interest receivable	3,860	—	3,860	—	3,860
FHLB Stock	3,929	—	3,929	—	3,929
Deposits	(950,672)	—	(949,813)	—	(949,813)
Short-term borrowings	(71,775)	—	(71,775)	—	(71,775)
Redeemable subordinated debentures	(18,557)	—	(12,774)	—	(12,774)
Accrued interest payable	(1,228)	—	(1,228)	—	(1,228)

Loan commitments and standby letters of credit as of December 31, 2019 and 2018 were based on fees charged for similar agreements; accordingly, the estimated fair values of loan commitments and standby letters of credit were nominal.

22.     Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2019, 2018 and 2017. Items outside the scope of Topic 606 are noted as such.

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service charges on deposits:
Overdraft fees	$368	$343	$300
Other	295	295	296
Interchange income	460	405	347
Other income - in scope	412	521	340
(Loss) gain on sale of OREO	(101)	—	5
Income on BOLI (1)	623	575	522
Gains on sales of loans, net (1)	4,885	4,475	5,149
Loan servicing fees (1)	711	656	576
Net gains on sales and calls of securities (1)	30	12	129
Gain from bargain purchase (1)	—	230	—
Other income (1)	554	406	576
	$8,237	$7,918	$8,240
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

23.    Leases

At December 31, 2019, the Company had 37 operating leases under which the Company is a lessee. Of the 37 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases were for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 12 leases for office equipment, which are primarily copiers and printers and two automobile leases. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

For the years ended December 31, 2019 and 2018, the Company recognized rent and equipment expense associated with these leases as follows:

(In thousands)	2019	2018
Operating lease cost:
Fixed rent expense and equipment expense	$2,021	$2,055
Short-term lease expense	12	—
Net lease cost	$2,033	$2,055

(In thousands)	2019	2018
Lease cost - occupancy expense	$1,778	$1,801
Lease cost - other expense	255	254
Net lease cost	$2,033	$2,055

Rent expense aggregated $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Following is the cash and non-cash activities that were associated with the leases for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,840	$2,055

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities
Upon adoption	$15,674	$—
New or acquired during the year	3,765	—

The future payments due under operating leases at December 31, 2019 and 2018 were as follows:

	At December 31,
(In thousands)	2019	2018
Due in less than one year	$2,070	$1,525
Due in one year but less than two years	2,035	1,392
Due in two years but less than three years	2,022	1,245
Due in three years but less than four years	1,984	1,008
Due in four years but less than five years	1,847	798
Thereafter	15,118	2,284
Total future payments	$25,076	$8,252
Less: Implied interest	(6,459)	—
Total lease liability	$18,617	$8,252

As of December 31, 2019, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of December 31, 2018, the minimum future payments were disclosed as required by ASC Topic 840 and do not include future rent related to renewal options.

As of December 31, 2019, the weighted-average remaining lease term for all operating leases is 15.2 years. The weighted average discount rate associated with the operating leases as of December 31, 2019 was 3.33%.

24.           Parent-only Financial Information

The condensed financial statements of 1ST Constitution Bancorp (parent company only) are presented below:

1ST CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31,
	2019	2018
Assets:
Cash	$594	$425
Investment securities	557	557
Investment in subsidiary	188,257	145,096
Other assets	—	—
Total Assets	$189,408	$146,078
Liabilities And Shareholders’ Equity
Other liabilities	$273	$436
Subordinated debentures	18,557	18,557
Shareholders’ equity	170,578	127,085
Total Liabilities and Shareholders’ Equity	$189,408	$146,078

1ST CONSTITUTION BANCORP
Consolidated Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2019	2018	2017
Income:
Interest income	$—	$—	$16
Dividend income from subsidiary	3,369	2,830	1,826
Total Income	3,369	2,830	1,842
Expense:
Interest expense	748	694	535
Total Expense	748	694	535
Income before income taxes and equity in undistributed income of subsidiaries	2,621	2,136	1,307
Income tax benefit	(155)	(146)	(177)
Income before equity in undistributed income of subsidiaries	2,776	2,282	1,484
Equity in undistributed income of subsidiaries	10,858	9,766	5,444
Net Income	13,634	12,048	6,928
Equity in other comprehensive income (loss) of subsidiaries	2,024	(1,097)	(27)
Comprehensive Income	$15,658	$10,951	$6,901

1ST CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income	$13,634	$12,048	$6,928
Adjustments:
Decrease (increase) in other assets	—	2,520	(68)
Increase (decrease) in other liabilities	(163)	407	(16)
Equity in undistributed income of subsidiaries	(10,858)	(9,766)	(5,444)
Net cash provided by operating activities	2,613	5,209	1,400

Cash Flows From Investing Activities:
Investment in subsidiary	—	—	(130)
Cash paid for NJCB merger	—	(3,069)
Net cash used in investing activities	—	(3,069)	(130)

Cash Flows From Financing Activities:
Cash dividend paid	(2,593)	(2,120)	(1,690)
Exercise of stock options	149	88	247
Purchase of treasury stock, net	—	—	—
Net cash used in financing activities	(2,444)	(2,032)	(1,443)

Net increase (decrease) in cash	169	108	(173)
Cash at beginning of year	425	317	490
Cash at end of year	$594	$425	$317
`

25.           Quarterly Financial Data (Unaudited)

The following table sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2019, 2018 and 2017. In the fourth quarter 2019, the Company completed the acquisition of Shore and the quarterly data for the quarter ended December 31, 2019 includes results of former Shore operations.

Selected 2019 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$16,748	$14,874	$14,553	$13,915
Interest expense	3,589	3,357	3,120	2,688
Net interest income	13,159	11,517	11,433	11,227
Provision for loan losses	300	350	400	300
Net interest income after provision for loan losses	12,859	11,167	11,033	10,927
Non-interest income	1,995	2,206	2,170	1,866
Non-interest expense	10,453	8,436	8,566	8,094
Income before income taxes	4,401	4,937	4,637	4,699
Income taxes	1,157	1,314	1,267	1,302
Net income	$3,244	$3,623	$3,370	$3,397
Earnings per common share:(1)
Basic	$0.34	$0.42	$0.39	$0.39
Diluted	0.34	0.42	0.39	0.39

Selected 2018 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$13,754	$13,783	$12,881	$11,055
Interest expense	2,415	2,387	1,863	1,376
Net interest income	11,339	11,396	11,018	9,679
Provision for loan losses	225	225	225	225
Net interest income after provision for loan losses	11,114	11,171	10,793	9,454
Non-interest income	1,836	2,154	2,043	1,885
Non-interest expense	8,295	7,894	10,251	7,645
Income before income taxes	4,655	5,431	2,585	3,694
Income taxes	1,342	1,420	714	841
Net income	$3,313	$4,011	$1,871	$2,853
Earnings per common share:(1)
Basic	$0.39	$0.48	$0.22	$0.35
Diluted	0.38	0.46	0.22	0.34

Selected 2017 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$11,227	$10,811	$10,142	$9,483
Interest expense	1,418	1,451	1,340	1,289
Net interest income	9,809	9,360	8,802	8,194
Provision for loan losses	150	150	150	150
Net interest income after provision for loan losses	9,659	9,210	8,652	8,044
Non-interest income	1,930	2,112	1,785	2,413
Non-interest expense	8,064	7,609	7,677	7,656
Income before income taxes	3,525	3,713	2,760	2,801
Income taxes	2,951	1,227	841	852
Net income	$574	$2,486	$1,919	$1,949
Earnings per common share:(1)
Basic	$0.07	$0.31	$0.24	$0.24
Diluted	0.07	0.30	0.23	0.23

(1) The sum of quarterly income per basic and diluted common share may not equal net income per basic and diluted common share, respectively, for the years ended December 31, 2019, 2018 and 2017 due to differences in the computation of weighted average diluted common shares on a quarterly and annual basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date:	March 16, 2020	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 16, 2020
Robert F. Mangano	(Principal Executive Officer)
/s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 16, 2020
Stephen J. Gilhooly /s/ NAQI A. NAQVI	(Principal Financial Officer) Senior Vice President and Chief Accounting Officer	March 16, 2020
Naqi A. Naqvi	(Principal Accounting Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 16, 2020
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 16, 2020
William M. Rue /s/ EDWIN J. PISANI	Director	March 16, 2020
Edwin J. Pisani /s/ ANTONIO L. CRUZ	Director	March 16, 2020
Antonio L. Cruz /s/ ROY D. TARTAGLIA	Director	March 16, 2020
Roy D. Tartaglia /s/ J. LYNNE CANNON	Director	March 16, 2020
J. Lynne Cannon /s/ JAMES G. AARON	Director	March 16, 2020
James G. Aaron /s/ CARMEN M. PENTA	Director	March 16, 2020
Carmen M. Penta /s/ WILLIAM J. BARRETT	Director	March 16, 2020
William J. Barrett /s/ RAYMOND R. CICCONE	Director	March 16, 2020
Raymond R. Ciccone