Form 10-Q
period 2020-03-31
1ST CONSTITUTION BANCORP
filed 2020-05-11
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 7, 2020, there were 10,201,298 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$8,762	$2,547
Interest-earning deposits	3,277	12,295
Total cash and cash equivalents	12,039	14,842
Investment securities
Available for sale, at fair value	163,725	155,782
Held to maturity (fair value of $91,138 and $78,223 at March 31, 2020 and December 31, 2019, respectively)	88,381	76,620
Total investment securities	252,106	232,402
Loans held for sale	11,755	5,927
Loans	1,217,807	1,216,028
Less: allowance for loan losses	(10,001)	(9,271)
Net loans	1,207,806	1,206,757
Premises and equipment, net	14,966	15,262
Right-of-use assets	17,550	17,957
Accrued interest receivable	4,843	4,945
Bank-owned life insurance	36,858	36,678
Other real estate owned	470	571
Goodwill and intangible assets	36,654	36,779
Other assets	15,822	14,142
Total assets	$1,610,869	$1,586,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$299,147	$287,555
Interest bearing	998,885	989,807
Total deposits	1,298,032	1,277,362
Short-term borrowings	94,125	92,050
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,430	1,592
Lease liability	18,257	18,617
Accrued expenses and other liabilities	7,363	7,506
Total liabilities	1,437,764	1,415,684
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,240,624 and 10,224,974 shares issued and 10,201,298 and 10,191,676 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	110,254	109,964
Retained earnings	63,295	60,791
Treasury stock, 39,326 and 33,298 shares at March 31, 2020 and December 31, 2019, respectively	(503)	(368)
Accumulated other comprehensive income	59	191
Total shareholders' equity	173,105	170,578
Total liabilities and shareholders' equity	$1,610,869	$1,586,262
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$14,805	$12,157
Securities:
Taxable	1,056	1,270
Tax-exempt	438	441
Federal funds sold and short-term investments	89	47
Total interest income	16,388	13,915
INTEREST EXPENSE
Deposits	3,238	2,317
Borrowings	62	173
Redeemable subordinated debentures	152	198
Total interest expense	3,452	2,688
Net interest income	12,936	11,227
PROVISION FOR LOAN LOSSES	895	300
Net interest income after provision for loan losses	12,041	10,927
NON-INTEREST INCOME
Service charges on deposit accounts	213	166
Gain on sales of loans	1,470	1,045
Income on bank-owned life insurance	180	139
Gain on sales of securities	8	—
Other income	585	516
Total non-interest income	2,456	1,866
NON-INTEREST EXPENSES
Salaries and employee benefits	6,169	4,963
Occupancy expense	1,170	1,021
Data processing expenses	446	348
FDIC insurance expense	34	100
Other real estate owned expenses	17	48
Other operating expenses	1,957	1,614
Total non-interest expenses	9,793	8,094
Income before income taxes	4,704	4,699
INCOME TAXES	1,283	1,302
Net income	$3,421	$3,397
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.39
Diluted	$0.33	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,200,836	8,624,088
Diluted	10,262,047	8,694,004
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$3,421	$3,397
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale	(187)	1,408
Tax effect	46	(337)
Net of tax amount	(141)	1,071

Reclassification adjustment for gains on securities available for sale(1)	(1)	—
Tax effect (2)	—	—
Net of tax amount	(1)	—

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	3	1
Tax effect	(1)	—
Net of tax amount	2	1

Pension liability	56	55
Tax effect	(17)	(17)
Net of tax amount	39	38

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(44)	(44)
Tax effect (2)	13	13
Net of tax amount	(31)	(31)

Total other comprehensive (loss) income	(132)	1,079

Comprehensive income	$3,289	$4,476

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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	3,397	—	—	3,397
Exercise of stock options and issuance of restricted shares (5,364 shares and 14,000 shares, respectively)	23	—	—	—	23
Share-based compensation	269	—	—	—	269
Cash dividends ($0.075 per share)	—	(646)	—	—	(646)
Other comprehensive income	—	—	—	1,079	1,079
Balance, March 31, 2019	$79,828	$52,501	$(368)	$(754)	$131,207

Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	3,421	—	—	3,421
Issuance of restricted shares (15,650 shares)	—	—	—	—	—
Share-based compensation	290	—	—	—	290
Cash dividends ($0.09 per share)	—	(917)	—	—	(917)
Treasury stock purchased (6,028 shares)	—	—	(135)	—	(135)
Other comprehensive loss	—	—	—	(132)	(132)
Balance, March 31, 2020	$110,254	$63,295	$(503)	$59	$173,105
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$3,421	$3,397
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Provision for loan losses	895	300
Depreciation and amortization	542	340
Net amortization of premiums and discounts on securities	306	110
SBA loan discount accretion	(106)	(92)
Gains on sales and calls of securities available for sale	(1)	—
Gains on sales and calls of securities held to maturity	(7)	—
Gains on sales of loans held for sale	(1,470)	(1,045)
Originations of loans held for sale	(42,459)	(22,467)
Proceeds from sales of loans held for sale	38,101	25,363
Increase in cash surrender value on bank–owned life insurance	(180)	(139)
Share-based compensation expense	290	269
Increase in deferred tax asset	(41)	—
Noncash rent and equipment expense	47	53
Decrease in accrued interest receivable	102	81
Increase in other assets	(626)	(304)
(Decrease) increase in accrued interest payable	(162)	361
Decrease in accrued expenses and other liabilities	(131)	(1,084)
Net cash (used in) provided by operating activities	(1,479)	5,143
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(18,416)	(20,950)
Held to maturity	(16,729)	(2,739)
Proceeds from calls, maturities and payments of securities:
Available for sale	10,051	7,280
Held to maturity	4,889	4,436
Net (purchase) sale of restricted stock	(1,038)	2,238
Net (increase) decrease in loans	(1,838)	8,924
Capital expenditures	(37)	(200)
Proceeds from sales of other real estate owned	101	—
Net cash used in investing activities	(23,017)	(1,011)
FINANCING ACTIVITIES:
Exercise of stock options	—	23
Purchase of treasury shares	(135)	—
Cash dividends paid to shareholders	(917)	(646)
Net increase in deposits	20,670	44,533
Increase (decrease) in short-term borrowings	2,075	(49,725)
Net cash provided by (used in) financing activities	21,693	(5,815)
Decrease in cash and cash equivalents	(2,803)	(1,683)
Cash and cash equivalents at beginning of period	14,842	16,844
Cash and cash equivalents at end of period	$12,039	$15,161
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$3,614	$2,327
Income taxes	101	2,192

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Goodwill
During the first quarter of 2020, management determined that a triggering event had occurred with respect to goodwill, which required a review of goodwill for impairment. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded the carrying amount of goodwill at March 31, 2020. Accordingly, goodwill was not impaired at March 31, 2020.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

COVID-19 Impact
The sudden emergence of the COVID-19 global pandemic has created widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. Mandated business and school closures, restrictions on travel and social distancing have resulted in almost all businesses and employees being adversely impacted and a dramatic increase in unemployment levels in a short period of time. While the spread of COVID-19 and the restrictions implemented to contain its spread did not significantly impact the Company’s financial condition as of March 31, 2020, the businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted. As a result of the recent emergence of the pandemic and the uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO").

The future effect of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”)
Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision.

Adoption of New Accounting Standards

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

The adoption of this guidance in 2020 did not have a material impact on the Company's consolidated financial statements.

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

For the Company, the provisions of this ASU are effective for fiscal years ending after December 15, 2020. The adoption of this guidance in 2020 did not have a material impact on the Company's consolidated financial statements.

(2) Acquisition of Shore Community Bank
On November 8, 2019, the Company completed its acquisition of 100 percent of the shares of common stock of Shore Community Bank ("Shore"), which merged with and into the Bank (the “Shore Merger”). The former shareholders of Shore received total consideration of $54.3 million, which was comprised of 1,509,275 shares of common stock of the Company with a market value of $29.2 million and cash of $25.1 million, of which $925,000 was cash paid in exchange for unexercised outstanding stock options.

The Shore Merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the Shore Merger date. The excess of the fair value of the consideration paid over the preliminary net fair value of Shore's assets and liabilities resulted in the recognition of goodwill of $23.2 million. Shore’s results of operations have been included in the Company’s Consolidated Statements of Income since November 8, 2019.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the merger, including the use of third party valuation specialists. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the Shore Merger.

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

The following table presents the projected amortization of the core deposit intangible asset for each period:

(Dollars in thousands)	Amount
Year
2020	$262
2021	236
2022	209
2023	182
2024	156
Thereafter	378
Total	$1,423

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

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Shore operations included in the Company’s Consolidated Statements of Income for the three months ended March 31, 2020 under the column "Shore Three Months Ended 3/31/2020." In addition, the table presents unaudited condensed pro forma financial information assuming that the Shore Merger had been completed as of January 1, 2019.

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

(Dollars in thousands)	Shore Three Months Ended 3/31/2020	Actual for the Three Months Ended 3/31/2020	Pro Forma for the Three Months Ended 3/31/2019
Net interest income	$2,065	$12,936	$13,736
Non-interest income	113	2,456	2,044
Non-interest expenses	979	9,793	9,624
Income taxes	369	1,283	1,632
Net income	830	3,421	4,224

(3) Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of dilutive common stock options using the treasury stock method.

Awards of restricted shares are included in outstanding shares when granted. Unvested restricted shares are entitled to non-forfeitable dividends and participate in undistributed earnings with common shares. Awards of this nature are considered participating securities and basic and diluted earnings per share are computed under the two-class method.

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended March 31, 2020 and 2019, 41,430 options and 30,630 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019

Net income	$3,421	$3,397

Basic weighted average shares outstanding	10,200,836	8,624,088
Plus: common stock equivalents	61,211	69,916
Diluted weighted average shares outstanding	10,262,047	8,694,004
Earnings per share:
Basic	$0.34	$0.39
Diluted	$0.33	$0.39

(4) Investment Securities
A summary of amortized cost and approximate fair value of investment securities available for sale follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,968	$—	$(16)	$3,952
Residential collateralized mortgage obligations - GSE	47,196	866	(292)	47,770
Residential mortgage backed securities - GSE	19,177	693	(23)	19,847
Obligations of state and political subdivisions	34,941	637	(1)	35,577
Trust preferred debt securities - single issuer	1,493	—	(230)	1,263
Corporate debt securities	26,702	160	(1,052)	25,810
Other debt securities	30,022	146	(662)	29,506
Total	$163,499	$2,502	$(2,276)	$163,725

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Trust preferred debt securities - single issuer	1,492	—	(50)	1,442
Corporate debt securities	23,224	139	(84)	23,279
Other debt securities	25,378	80	(242)	25,216
Total	$155,368	$1,047	$(633)	$155,782

A summary of amortized cost, carrying value and approximate fair value of investment securities held to maturity follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$7,877	$—	$7,877	$383	$—	$8,260
Residential mortgage backed securities - GSE	34,622	—	34,622	1,312	—	35,934
Obligations of state and political subdivisions	43,455	—	43,455	632	—	44,087
Trust preferred debt securities - pooled	656	(489)	167	400	—	567
Other debt securities	2,260	—	2,260	30	—	2,290
Total	$88,870	$(489)	$88,381	$2,757	$—	$91,138

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
Total	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

At March 31, 2020 and December 31, 2019, $109.2 million and $92.2 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at March 31, 2020 and December 31, 2019 and totaled $5.4 million and $4.3 million, respectively. Restricted stock consisted of $5.2 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at March 31, 2020 and $4.2 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2019.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2020.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$13,440	$13,401	3.01%
Due after one year through five years	33,858	33,707	2.65%
Due after five years through ten years	37,027	36,689	2.52%
Due after ten years	79,174	79,928	2.39%
Total	$163,499	$163,725	2.52%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,871	$19,946	2.19%
Due after one year through five years	11,855	12,117	3.67%
Due after five years through ten years	16,925	17,560	3.09%
Due after ten years	39,730	41,515	2.82%
Total	$88,381	$91,138	2.84%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$3,952	$(16)	$—	$—	$3,952	$(16)
Residential collateralized mortgage obligations - GSE	9	$4,352	$(22)	$12,966	$(270)	$17,318	$(292)
Residential mortgage backed securities - GSE	23	2,158	(23)	—	—	2,158	(23)
Obligations of state and political subdivisions	4	1,424	(1)	—	—	1,424	(1)
Trust preferred debt securities - single issuer	2	—	—	1,263	(230)	1,263	(230)
Corporate debt securities	8	17,858	(836)	1,784	(216)	19,642	(1,052)
Other debt securities	11	12,870	(313)	7,016	(349)	19,886	(662)
Total temporarily impaired securities	59	$42,614	$(1,211)	$23,029	$(1,065)	$65,643	$(2,276)

	December 31, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	1	$764	$(10)	$—	$—	$764	$(10)
Residential collateralized mortgage obligations - GSE	39	18,328	(138)	13,300	(139)	31,628	(277)
Residential mortgage backed securities - GSE	13	5,505	(59)	—	—	5,505	(59)
Obligations of state and political subdivisions	4	2,311	(25)	527	—	2,838	(25)
Trust preferred debt securities - single issuer	2	—	—	1,442	(50)	1,442	(50)
Corporate debt securities	4	2,994	(5)	7,954	(79)	10,948	(84)
Other debt securities	12	13,692	(151)	5,598	(100)	19,290	(251)
Total temporarily impaired securities	75	$43,594	$(388)	$28,821	$(368)	$72,415	$(756)

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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $3,000 was recognized in the first quarter 2020 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of March 31, 2020, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at March 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$347	$—	$5,626	$5,973	$570,914	$576,887	$—	$3,842
Mortgage warehouse lines	—	—	—	—	224,794	224,794	—	—
Construction	9,307	—	—	9,307	136,292	145,599	—	7,500
Commercial business	437	—	525	962	149,105	150,067	—	644
Residential real estate	962	292	673	1,927	87,420	89,347	—	687
Loans to individuals	580	—	154	734	29,821	30,555	—	525
Other loans	—	—	—	—	141	141	—	—
Total loans	$11,633	$292	$6,978	$18,903	$1,198,487	1,217,390	$—	$13,198
Deferred loan costs, net						417
Total loans						$1,217,807
The following table provides an aging of the loan portfolio by loan class at December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$238	$1,927	$3,882	$6,047	$561,608	$567,655	$—	$2,596
Mortgage warehouse lines	—	—	—	—	236,672	236,672	—	—
Construction	—	—	—	—	148,939	148,939	—	—
Commercial business	381	—	330	711	138,560	139,271	—	501
Residential real estate	2,459	271	677	3,407	86,852	90,259	—	708
Loans to individuals	296	—	311	607	31,997	32,604	—	692
Other loans	—	—	—	—	137	137	—	—
Total loans	$3,374	$2,198	$5,200	$10,772	$1,204,765	$1,215,537	$—	$4,497
Deferred loan costs, net						491
Total loans						$1,216,028

As provided by Accounting Standards Codification (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At March 31, 2020 and December 31, 2019, there were $5.2 million and $5.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at March 31, 2020:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$136,292	$146,829	$549,099	$224,105	$86,467
Special Mention	—	1,871	8,262	689	1,062
Substandard	9,307	1,283	19,526	—	1,818
Doubtful	—	84	—	—	—
Total	$145,599	$150,067	$576,887	$224,794	$89,347

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$30,030	$141
Non-performing	525	—
Total	$30,555	$141

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$147,132	$135,804	$538,104	$235,808	$87,512
Special Mention	—	1,990	9,994	864	922
Substandard	1,807	1,477	19,557	—	1,825
Doubtful	—	—	—	—	—
Total	$148,939	$139,271	$567,655	$236,672	$90,259

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$31,912	$137
Non-performing	692	—
Total	$32,604	$137

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$19	$72	$—	$—	$—	$—	$—	$91
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,706	1,752	4,728	1,027	430	188		79	9,910
Ending Balance	$1,706	$1,771	$4,800	$1,027	$430	$188	$—	$79	$10,001

Loans receivable:
Individually evaluated for impairment	$9,307	$1,393	$7,398	$—	$688	$525	$—	$—	$19,311
Loans acquired with deteriorated credit quality	—	328	5,164	—	513	—	—	—	6,005
Collectively evaluated for impairment	136,292	148,346	564,325	224,794	88,146	30,030	141	—	1,192,074
Ending Balance	$145,599	$150,067	$576,887	$224,794	$89,347	$30,555	$141	$—	1,217,390
Deferred loan costs, net									417
									$1,217,807

	December 31, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$7	$50	$—	$—	$—	$—	$—	$65
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	4
Collectively evaluated for impairment	1,381	1,399	4,473	1,083	412	185	—	269	9,202
Ending Balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271

Loans receivable:
Individually evaluated for impairment	$1,807	$1,251	$6,171	$—	$708	$692	$—	$—	$10,629
Loans acquired with deteriorated credit quality	—	334	5,419	—	504	—	—	—	6,257
Collectively evaluated for impairment	147,132	137,686	556,065	236,672	89,047	31,912	137	—	1,198,651
Ending Balance	$148,939	$139,271	$567,655	$236,672	$90,259	$32,604	$137	$—	1,215,537
Deferred loan costs, net									491
									$1,216,028

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2020 and 2019 was as follows:

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other loans	Unallocated	Total
Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged/(credited) to operations	317	527	276	(56)	18	3	—	(190)	895
Loans charged off	—	(165)	—	—	—	—	—	—	(165)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - March 31, 2020	$1,706	$1,771	$4,800	$1,027	$430	$188	$—	$79	$10,001

January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	62	(214)	201	(149)	(5)	5	—	400	300
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - March 31, 2019	$1,794	$1,615	$3,640	$582	$426	$155	$—	$492	$8,704
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

Impaired Loans Receivables (By Class)

				Three Months Ended March 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$9,307	$9,307	$—	$3,102	$25
Commercial Business	1,658	3,190	—	1,095	18
Commercial Real Estate	8,354	9,510	—	7,792	94
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	19,319	22,007	—	11,989	137
Residential Real Estate	1,201	1,460	—	1,204	9
Consumer:
Loans to Individuals	525	640	—	680	—
Other loans	—	—	—	—	—
Subtotal	525	640	—	680	—
With no allowance:	$21,045	$24,107	$—	$13,873	$146

With an allowance:
Commercial:
Construction	$—	$—	$—	$1,204	$—
Commercial Business	63	63	19	656	—
Commercial Real Estate	4,208	5,516	72	4,552	50
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	4,271	5,579	91	6,412	50
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other loans	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	$4,271	$5,579	$91	$6,412	$50
Total:
Construction	9,307	9,307	—	4,306	25
Commercial Business	1,721	3,253	19	1,751	18
Commercial Real Estate	12,562	15,026	72	12,344	144
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	1,201	1,460	—	1,204	9
Consumer	525	640	—	680	—
Total	$25,316	$29,686	$91	$20,285	$196

Impaired Loans Receivables (By Class)

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	680	1,971	—
Commercial Real Estate	7,141	8,204	—
Mortgage Warehouse Lines	—	—	—
Subtotal	7,821	10,175	—
Residential Real Estate	1,212	1,465	—
Consumer:
Loans to Individuals	692	802	—
Other loans	—	—	—
Subtotal	692	802	—
With no allowance	$9,725	$12,442	$—
With an allowance:
Commercial:
Construction	$1,807	$1,807	$8
Commercial Business	905	993	10
Commercial Real Estate	4,449	5,757	51
Mortgage Warehouse Lines	—	—	—
Subtotal	7,161	8,557	69
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other loans	—	—	—
Subtotal	—	—	—
With an allowance	$7,161	$8,557	$69

Total:
Construction	$1,807	$1,807	$8
Commercial Business	1,585	2,964	10
Commercial Real Estate	11,590	13,961	51
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,212	1,465	—
Consumer	692	802	—
Total	$16,886	$20,999	$69

Impaired Loans Receivables (By Class)

	Three Months Ended March 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$103	$2
Commercial Business	951	26
Commercial Real Estate	1,757	16
Mortgage Warehouse Lines	—	—
Subtotal	2,811	44
Residential Real Estate	1,152	—

Consumer:
Loans to Individuals	552	—
Other loans	—	—
Subtotal	552	—
With no allowance	$4,515	$44
With an allowance:
Commercial:
Construction	$—	$—
Commercial Business	2,145	2
Commercial Real Estate	4,351	58
Mortgage Warehouse Lines	—	—
Subtotal	6,496	60
Residential Real Estate	—	—
Consumer:
Loans to Individuals	—	—
Other loans	—	—
Subtotal	—	—
With an allowance	$6,496	$60
Total:
Construction	$103	$2
Commercial Business	3,096	28
Commercial Real Estate	6,108	74
Mortgage Warehouse Lines	—	—
Residential Real Estate	1,152	—
Consumer	552	—
Total	$11,011	$104

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the Shore Merger, the Company acquired purchased credit-impaired loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding purchased credit-impaired loans at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding balance	$7,625	$8,038
Carrying amount	$6,005	$6,257

Changes in accretable discount for purchased credit-impaired loans for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$657	$164
Accretion of discount	(135)	(35)
Balance at end of period	$522	$129

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

March 31, 2020		December 31, 2019
Number of loans	Recorded Investment	Number of loans	Recorded Investment
1	$311	2	$382

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
There were no loans modified as a TDR during the three months ended March 31, 2020 and March 31, 2019. There were no TDRs that subsequently defaulted within 12 months of restructuring during the three months ended March 31, 2020.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. As of March 31, 2020, $16.6 million of loans to borrowers had been modified to defer the payment of interest and or principal for up to 90 days. These modified loans were not considered to be TDRs and are therefore excluded from the table above.

As of April 30, 2020, $77.5 million of commercial loans and $5.2 million of residential mortgage and home equity loans had been modified and the Bank had committed to modify $47.6 million of commercial loans and $446,000 of residential mortgage and home equity loans to provide deferral of interest and or principal for up to 90 days due to the adverse effects of the COVID-19 pandemic on the operations and financial position of the borrowers.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Service charges on deposit accounts:
Overdraft fees	$95	$89
Other	118	77
Interchange income	149	103
Other income - in scope	103	94
Income on bank-owned life insurance (1)	180	139
Net gains on sales of loans (1)	1,470	1,045
Loan servicing fees (1)	166	179
Gains on sales and calls of securities (1)	8	—
Other income (1)	167	140
	$2,456	$1,866
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
As of March 31, 2020, there were 356,341 shares of common stock available for future grants under the Stock Plans.
The following table summarizes Options activity during the three months ended March 31, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	122,151	$9.85	3.9	1,500
Granted	27,000	17.53
Outstanding at March 31, 2020	149,151	$11.24	4.7	$572

Exercisable at March 31, 2020	110,351	$8.88	3.1	$570

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the three months ended March 31, 2020 were as follows:

	Grant Date
	January 6, 2020	March 19, 2020
Fair value of options granted	$5.27	$2.09
Risk-free rate of return	1.72%	1.00%
Expected option life in years	7	7
Expected volatility	24.53%	24.53%
Expected dividends	1.35%	2.86%

Share-based compensation expense related to Options was $32,000 and $23,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $134,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the three months ended March 31, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	134,359	$13.84
Granted	15,650	21.92
Vested	(25,165)	16.73
Non-vested at March 31, 2020	124,844	$14.27

Share-based compensation expense related to Stock Awards was $258,000 and $246,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $1.8 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in Restricted Stock Units ("RSUs") for the three months ended March 31, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	10,300	$19.38
Granted	18,950	21.92
Vested	(3,433)	19.38
Non-vested at March 31, 2020	25,817	$21.24

Share-based compensation expense related to RSUs was $76,000 and $17,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $305,000 of unrecognized compensation cost related to unvested Stock Awards.
RSUs vest pro-rata over 3 years subject to achievement of certain established performance metrics. The ultimate number of RSUs earned, if any, will depend on the performance measured over each annual period during the applicable 3-year performance period. If performance measures are achieved, the RSUs will vest on the date of certification of performance achievement by the Compensation Committee following each annual performance period. On March 19, 2020, the Compensation Committee determined that the applicable performance metrics were achieved at 138% of target. Awards of RSUs are settled in cash unless the recipient timely elects for the RSUs to be settled in shares of common stock. The RSUs are recorded as a liability by the Company.

(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At March 31, 2020 and December 31, 2019, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $36.9 million and $36.7 million at March 31, 2020 and December 31, 2019, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Service cost	$47	$47
Interest cost	41	41
Actuarial gain recognized	(44)	(44)
Total	$44	$44

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	March 31, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$226	$(65)	$161
Unrealized impairment loss on held to maturity security	(489)	117	(372)
Gains on unfunded pension liability	376	(106)	270
Accumulated other comprehensive income	$113	$(54)	$59

	December 31, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$414	$(111)	$303
Unrealized impairment loss on held to maturity security	(492)	118	(374)
Gains on unfunded pension liability	364	(102)	262
Accumulated other comprehensive income	$286	$(95)	$191

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - January 1, 2020	$303	$(374)	$262	$191
Other comprehensive (loss) income before reclassifications	(141)	—	39	(102)
Amounts reclassified from accumulated other comprehensive income	—	2	(31)	(29)
Reclassification adjustment for gains realized in income	(1)	—	—	(1)
Other comprehensive (loss) income	(142)	2	8	(132)
Balance - March 31, 2020	$161	$(372)	$270	$59

Balance - January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income before reclassifications	1,071	—	38	1,109
Amounts reclassified from accumulated other comprehensive income	—	1	(31)	(30)
Other comprehensive income	1,071	1	7	1,079
Balance - March 31, 2019	$(608)	$(381)	$235	$(754)

(10) Recent Accounting Pronouncements
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).

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

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 provides that the FASB’s recently developed philosophy regarding the implementation of effective dates applies to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), among other ASUs. For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. See the discussions regarding the adoption of ASU 2016-13 above.

Also in November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments - Credit Losses: Codification Improvements (Topic 326)” to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. ASU 2019-11 clarifies that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving the amortized cost basis. For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. See the discussions regarding the adoption of ASU 2016-13 above.

ASU Update 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)

In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. See the discussion regarding the adoption of ASU 2016-13 above.

ASU Update 2020-03 - Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-3, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$3,952	$—	$3,952
Residential collateralized mortgage obligations - GSE	—	47,770	—	47,770
Residential mortgage backed securities - GSE	—	19,847	—	19,847
Obligations of state and political subdivisions	—	35,577	—	35,577
Trust preferred debt securities - single issuer	—	1,263	—	1,263
Corporate debt securities	11,808	14,002	—	25,810
Other debt securities	—	29,506	—	29,506
Interest rate lock derivative	—	359	—	359
Total	$11,808	$152,276	$—	$164,084

	December 31, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$764	$—	$764
Residential collateralized mortgage obligations - GSE	—	53,175	—	53,175
Residential mortgage backed securities - GSE	—	18,387	—	18,387
Obligations of state and political subdivisions	—	33,519	—	33,519
Trust preferred debt securities - single issuer	—	1,442	—	1,442
Corporate debt securities	11,151	12,128	—	23,279
Other debt securities	—	25,216	—	25,216
Interest rate lock derivative	—	159	—	159
Total	$11,151	$144,790	$—	$155,941

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2020
Impaired loans	$—	$—	$4,180	$4,180
Other real estate owned	—	—	93	93
December 31, 2019
Impaired loans	$—	$—	$7,092	$7,092
Other real estate owned	—	—	93	93

Impaired loans measured at fair value and included in the above table at March 31, 2020 consisted of six loans having an aggregate recorded investment of $4.3 million and specific loan loss allowance of $91,000. Impaired loans measured at fair value and included in the above table at December 31, 2019 consisted of twelve loans having an aggregate balance of $7.2 million with specific loan loss allowance of $69,000.

The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2020
Impaired loans	$4,180	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)
December 31, 2019
Impaired loans	$7,092	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$12,039	$12,039	$—	$—	$12,039
Securities available for sale	163,725	11,808	151,917	—	163,725
Securities held to maturity	88,381	—	91,138	—	91,138
Loans held for sale	11,755	—	12,100	—	12,100
Net loans	1,207,806	—	—	1,222,317	1,222,317
SBA servicing asset	902	—	1,245	—	1,245
Interest rate lock derivative	359	—	359	—	359
Accrued interest receivable	4,843	—	4,843	—	4,843
FHLB stock	5,214	—	5,214	—	5,214
Deposits	(1,298,032)	—	(1,301,168)	—	(1,301,168)
Short-term borrowings	(94,125)	—	(94,125)	—	(94,125)
Redeemable subordinated debentures	(18,557)	—	(12,441)	—	(12,441)
Accrued interest payable	(1,430)	—	(1,430)	—	(1,430)

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,842	$14,842	$—	$—	$14,842
Securities available for sale	155,782	11,151	144,631	—	155,782
Securities held to maturity	76,620	—	78,223	—	78,223
Loans held for sale	5,927	—	6,093	—	6,093
Net loans	1,206,757	—	—	1,243,088	1,243,088
SBA servicing asset	930	—	1,245	—	1,245
Interest rate lock derivative	159	—	159	—	159
Accrued interest receivable	4,945	—	4,945	—	4,945
FHLB stock	4,176	—	4,176	—	4,176
Deposits	(1,277,362)	—	(1,278,166)	—	(1,278,166)
Short-term borrowings	(92,050)	—	(92,050)	—	(92,050)
Redeemable subordinated debentures	(18,557)	—	(12,837)	—	(12,837)
Accrued interest payable	(1,592)	—	(1,592)	—	(1,592)

Loan commitments and standby letters of credit as of March 31, 2020 and December 31, 2019 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At March 31, 2020, the Company had 37 operating leases under which the Company is a lessee. Of the 37 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 12 leases for office equipment, which are primarily copiers and printers and two automobile lease. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

During the three months ended March 31, 2020 and 2019, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Operating lease cost:
Fixed rent expense and equipment expense	$667	$484
Short-term lease expense	12	2
Net lease cost	$679	$486

(In thousands)	Three Months Ended March 31,
	2020	2019
Lease cost - occupancy expense	$614	$427
Lease cost - other expense	65	59
Net lease cost	$679	$486

During the three months ended March 31, 2020 and 2019, the following cash and non-cash activities were associated with the leases:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$630	$433

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	—	60

The future payments due under operating leases at March 31, 2020 and 2019 were as follows:

	At March 31,
(In thousands)	2020	2019
Due in less than one year	$2,065	$1,778
Due in one year but less than two years	2,033	1,762
Due in two years but less than three years	2,018	1,730
Due in three years but less than four years	1,969	1,719
Due in four years but less than five years	1,802	1,673
Thereafter	14,673	12,988
Total future payments	$24,560	$21,650
Less: Implied interest	(6,303)	(5,738)
Total lease liability	$18,257	$15,912

As of March 31, 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included.

As of March 31, 2020, the weighted-average remaining lease term for all operating leases is 15.1 years. The weighted average discount rate associated with the operating leases as of March 31, 2020 was 3.43%.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three months ended March 31, 2020 and financial condition at March 31, 2020 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  When used in this and in future filings by the Company with the SEC, and in the Company’s written and oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

These forward-looking statements are based upon our opinions and estimates as of the date they are made and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements.

Examples of factors or events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; the enactment of legislation or regulatory changes; changes in monetary and fiscal policies of the U.S. government; changes to the method that LIBOR rates are determined and to the potential phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the FDIC to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the SEC; and our ability to manage the risks involved in the foregoing.

In addition, statements about the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of the pandemic on our employees, customers, business and third-parties with which we conduct business. Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time. For a discussion of certain COVID-19-related risks, see Part II, Item 1A - Risk Factors of this Form 10-Q.

Although management has taken certain steps to mitigate any negative effect of the aforementioned factors, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by law.

General

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

The Bank operates 26 branches and manages its investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

On November 8, 2019, the Company and the Bank completed the merger of Shore Community Bank (“Shore”) with and into the Bank (the "Shore Merger"). See Note 2 - Acquisition of Shore Community Bank - for further information.

COVID-19 Impact and Response

The sudden emergence of the COVID-19 global pandemic has created widespread uncertainty, social and economic disruption and highly volatile financial markets. Mandated business and school closures, restrictions on travel and social distancing have resulted in almost all businesses and employees being adversely impacted and a dramatic increase in unemployment levels in a short period of time.

In the first quarter of 2020, the Company did not experience a significant increase in loan delinquencies or down- grades in credit ratings of loans directly related to the pandemic. However, the economic disruption will more severely impact businesses, borrowers and consumers in the second quarter of 2020, which may continue with increasing severity in future periods. Management increased the provision for loan losses in response to the deterioration in the economic operating conditions and higher incurred losses in the loan portfolio. Management may further increase the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

The future effect of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

In the event that the COVID-19 pandemic continues to disrupt business for a prolonged period of time, the fair value of assets could be negatively impacted, which could result in a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets and OREO. As a result of the recent emergence of the pandemic and the uncertainty, it is not possible to determine the overall future impact of the pandemic on the Company’s business and the results of operations. However, if the pandemic continues for an extended period of time, there could be a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Among other things, the CARES ACT provides relief to borrowers, including the option to defer loan payments while not affecting their credit and access to additional credit through the Small Business Administration (“SBA”) Pay Check Protection Program (“PPP”).

In response to the COVID-19 pandemic, the Company has taken the following actions:
To protect our employees and customers we have:

•	Adjusted branch hours and temporarily closed our branch lobbies, except on an appointment only basis.

•
Continued to service our customers through drive-up facilities, ATMs and our robust technology capabilities that allow customers to execute transactions and apply for residential mortgage loans through our website www.momentummortgage.com through their mobile devices and computers.

•	Assigned employees to work remotely where practical.

To support our loan and deposit customers and the communities we serve:

•
We are working tirelessly to provide access to additional credit and provided forbearance on loan interest and or principal of up to 90 days where management has determined that it is warranted. As of March 31, 2020, $16.6 million of loans were modified to provide deferral of interest and or principal by borrowers up to 90 days. As of April 30, 2020, $77.5 million of commercial loans and $5.2 million of residential mortgage and home equity loans had been modified and the Bank had committed to modify $47.6 million of commercial loans and $446,000 of residential mortgage and home equity loans to provide deferral of interest and or principal by borrowers up to 90 days.

•
As a long-standing Small Business Administration ("SBA") preferred lender, we are actively participating in the SBA’s PPP program. As of April 30, 2020, we have accepted and funded 162 applications for PPP loans totaling $48.7 million and have 218 SBA approved applications for $23.3 million of PPP loans in process.

•
As more information becomes available, we intend to evaluate the benefits of utilizing the Main Street New Loan Facility (“Facility”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the CARES Act to provide financing to our customers and communities. This Facility is intended to facilitate lending by banks to small and medium-sized businesses that were not eligible to participate in the PPP.

•
We are participating in the Federal Reserve's PPP loan funding program and are pledging the PPP loans to collateralize a like amount of borrowings from the Federal Reserve at a favorable interest rate of 0.35% up to a 2 year term.

The spread of COVID-19 and the restrictions implemented to contain its spread did not significantly impact the Company’s financial condition as of March 31, 2020. However, the future impact of the pandemic is highly uncertain and cannot be predicted and there is no assurance that it will not have a material adverse impact on our future results. The extent of the impact will depend on future developments, including further actions taken to mitigate the spread of COVID-19, the extent and severity of the outbreak and the duration of the government mandates and business closures. During the quarter ended March 31, 2020, we did not experience a significant increase in loan delinquencies or downgrades in credit ratings of loans directed related to the pandemic, but we expect the economic disruption will more severely impact the businesses, clients and communities we serve, and therefore our business, in the second quarter of 2020. For a discussion of certain COVID-19-related risks, see Part II, Item 1A – Risk Factors of this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Summary

The Company reported net income of $3.4 million and diluted earnings per share of $0.33 for the three months ended March 31, 2020 compared to net income of $3.4 million and diluted earnings per share of $0.39 for the three months ended March 31, 2019.

Return on average total assets and return on average shareholders' equity were 0.89% and 8.01%, respectively, for the three months ended March 31, 2020 compared to return on average total assets and return on average shareholders' equity of 1.18% and 10.75%, respectively, for the three months ended March 31, 2019. Book value per share was $16.97 at March 31, 2020 compared to $16.74 at December 31, 2019.

Management anticipates that the Company’s results of operations and net income will be impacted in the foreseeable future due to the economic disruption related to the COVID-19 pandemic.

•
The provision for loan losses and allowance for loan losses may increase as borrowers continue to be negatively affected by the contraction of economic activity and the dramatic increase in unemployment.

•
Due to the asset sensitive nature of the Company’s balance sheet, the Federal Reserve’s reduction in the targeted fed funds rate to zero to 0.25% and the concomitant decline in the prime rate to 3.25% in March 2020 will cause a reduction in the average yield of loans tied to the prime rate and the net interest margin and may cause a reduction in net interest income in the second quarter of 2020. The net interest margin will also be impacted by the funding of the PPP loans with a 1.0% interest rate, which will be partially offset by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and the extent to which the PPP loans become grants that are repaid by the SBA over the next two years.

•
It is expected that residential real estate sales, and therefore the origination and sale of residential mortgages will decline as a result of the restrictions implemented to contain the spread of COVID-19, such as mandated business closures and social distancing measures. This in turn, would result in a decrease in non-interest income and lower gains on sales of loans.

•	A significant increase in non-performing loans could result in increased non-interest expense due to higher expenses for loan collection and recovery costs.

During the first quarter of 2020, management determined that a triggering event had occurred with respect to goodwill, which required a review of goodwill for impairment. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded the carrying amount of goodwill at March 31, 2020. Accordingly, goodwill was not impaired at March 31, 2020.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a new goodwill impairment test and could result in an impairment charge being necessary in the future. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

FIRST QUARTER 2020 HIGHLIGHTS

•	Return on average total assets and return on average shareholders’ equity were 0.89% and 8.01%, respectively.

•	Book value per share was $16.97 at March 31, 2020.

•	Net interest income was $12.9 million and net interest margin was 3.68% on a tax equivalent basis.

•	A provision for loan losses of $895,000 and net charge-offs of $165,000 were recorded.

•
Total loans were $1.2 billion at March 31, 2020. Commercial business, commercial real estate and construction loans totaled $872.6 million, and increased $16.7 million from December 31, 2019. During the first quarter of 2020, mortgage warehouse loans declined $11.9 million to $224.8 million, reflecting the seasonal nature of residential lending in the Bank's markets.

•	Total deposits were $1.3 billion at March 31, 2020 and increased $20.7 million from $1.28 billion at December 31, 2019.

•	Non-performing assets increased $8.6 million to $13.7 million, or 0.85% of total assets, and included $470,000 of OREO at March 31, 2020.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 84.0% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2020 compared to 85.7% of net revenues for the three months ended March 31, 2019. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended March 31, 2020 and 2019. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended March 31, 2020			Three months ended March 31, 2019
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$24,557	$89	1.46%	$8,004	$47	2.38%
Investment securities:
Taxable	168,376	1,056	2.51%	160,825	1,270	3.16%
Tax-exempt (1)	65,194	555	3.40%	59,837	558	3.73%
Total investment securities	233,570	1,611	2.76%	220,662	1,828	3.31%
Loans: (2)
Commercial real estate	574,640	7,355	5.06%	390,251	5,011	5.14%
Mortgage warehouse lines	175,275	2,035	4.64%	123,394	1,824	5.91%
Construction	147,496	2,179	5.94%	155,864	2,662	6.93%
Commercial business	142,793	1,803	5.08%	122,878	1,823	6.02%
Residential real estate	90,360	996	4.36%	47,274	535	4.53%
Loans to individuals	30,497	392	5.08%	22,748	275	4.84%
Loans held for sale	3,986	35	3.51%	1,363	17	4.99%
All other loans	1,803	10	2.19%	1,013	10	3.95%
Total loans	1,166,850	14,805	5.10%	864,785	12,157	5.70%
Total interest-earning assets	1,424,977	$16,505	4.66%	1,093,451	$14,032	5.20%
Non-interest-earning assets:
Allowance for loan losses	(9,454)			(8,535)
Cash and due from banks	13,383			10,479
Other assets	122,482			74,307
Total non-interest-earning assets	126,411			76,251
Total assets	$1,551,388			$1,169,702
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$401,837	$760	0.76%	$334,955	$574	0.69%
Savings accounts	265,053	604	0.92%	189,175	426	0.91%
Certificates of deposit	359,881	1,874	2.09%	247,735	1,317	2.16%
Short-term borrowings	18,915	62	1.32%	26,199	173	2.68%
Redeemable subordinated debentures	18,557	152	3.24%	18,557	198	4.27%
Total interest-bearing liabilities	1,064,243	$3,452	1.30%	816,621	$2,688	1.33%
Non-interest-bearing liabilities:
Demand deposits	283,520			208,079
Other liabilities	31,793			16,798
Total non-interest-bearing liabilities	315,313			224,877
Shareholders’ equity	171,832			128,204
Total liabilities and shareholders’ equity	$1,551,388			$1,169,702
Net interest spread (3)			3.36%			3.87%
Net interest income and margin (4)		$13,053	3.68%		$11,344	4.21%
(1) Tax equivalent basis, using federal tax rate of 21% in 2020 and 2019.
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

Net interest income was $12.9 million for the quarter ended March 31, 2020 and increased $1.7 million compared to net interest income of $11.2 million for the first quarter of 2019. Total interest income was $16.4 million for the three months ended March 31, 2020 compared to $13.9 million for the three months ended March 31, 2019. The increase in total interest income was primarily due to a net increase of $302.1 million in average loans, reflecting growth in all segments of the loan portfolio except construction loans. The growth in average loans included approximately $207.2 million of loans from the Shore Merger. Average interest-earning assets were $1.4 billion with a tax-equivalent yield of 4.66%, for the first quarter of 2020, compared to average interest-earning assets of $1.1 billion, with a tax-equivalent yield of 5.20%, for the first quarter of 2019. The yield on average interest-earning assets for the first quarter of 2020 declined 54 basis points to 4.66%, primarily due to the sharp decline in market interest rates beginning in the third quarter of 2019 and continuing through the first quarter of 2020. The Federal Reserve reduced the targeted federal funds rate 50 basis points in the third quarter and 25 basis points in the fourth quarter of 2019 and, in response to the COVID-19 pandemic, further reduced the targeted federal funds rate by 150 basis points in March 2020. The prime rate was 5.50% in the first quarter of 2019. As a result of the reductions in the targeted federal funds rate in 2019, the prime rate declined to 4.75% in October 2019 and declined further to 3.25% in March 2020. At March 31, 2020, the Bank had approximately $434 million of loans with an interest rate tied to the prime rate and approximately $51 million of loans with an interest rate tied to either 1- or 3-month LIBOR. The decline in market interest rates and the prime rate had a negative effect on the yield of the loan portfolio and investment securities in the first quarter of 2020.

Interest expense on average interest-bearing liabilities was $3.5 million, with an interest cost of 1.30%, for the first quarter of 2020, compared to $2.7 million, with an interest cost of 1.33%, for the first quarter of 2019. The $764,000 increase in interest expense on interest-bearing liabilities for the first quarter of 2020 reflected primarily an increase of $247.6 million in average interest bearing liabilities. The average cost of interest-bearing deposits was 1.27% for the first quarter of 2020 compared to 1.22% for the first quarter of 2019 and declined from the peak interest cost for the third quarter of 2019 of 1.41%. The higher interest cost of interest-bearing deposits for the first quarter of 2020 compared to the first quarter of 2019 primarily reflects (i) the rising and higher interest rate environment in 2018, which carried into the first two quarters of 2019, (ii) the lag effect on the interest cost of deposits as market interest rates declined sharply in the first quarter of 2020, (iii) competitive factors for deposits and (iv) the term structure of certificates of deposit (“CDs”). The interest rates paid on deposits generally do not adjust quickly to sharp changes in market interest rates and decline over time in a falling interest rate environment. The lower level of short-term interest rates in the first quarter of 2020 compared to the first quarter of 2019 resulted in a decline in the interest cost of short-term borrowings and the redeemable subordinated debentures. The growth in average interest-bearing liabilities included average interest-bearing deposits of $176.5 million acquired in the Shore Merger. Of the total increase in average interest-bearing liabilities, CDs increased $112.1 million, which generally have a higher interest cost than other types of interest-bearing deposits. At March 31, 2020, there were $259 million of CDs with an average interest cost of 2.10% that mature within the next 12 months. Management will continue to adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis decreased 53 basis points to 3.68% for the first quarter of 2020 compared to 4.21% for the first quarter of 2019 due primarily to the 54 basis point decline in the yield of average interest-earning assets. Due to the sharp decline in the prime rate in the third and fourth quarters of 2019 followed by the further decline in the prime rate in March of 2020, the yield of loans declined 60 basis points to 5.10% and the interest cost of deposits was not reduced as quickly and to the same extent as the decline in the yield of loans.

The 150 basis point decline in the prime rate in March 2020 and the significantly lower interest rate environment had only a partial effect on the yield of loans tied to the prime rate, net interest income and the net interest margin in the first quarter of 2020. Management anticipates that the net interest margin will decline in the second quarter of 2020 due to the full quarter’s effect of the lower prime rate. The net interest margin will also be impacted by the funding of the PPP loans with a 1.0% interest rate, which will be partially offset by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and to the extent that the PPP loans become grants that are repaid by the SBA over the next two years. The interest cost of interest bearing deposits is not expected to decline as quickly and to the same extent as the decline in the yield of interest earning assets.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

The Company recorded a provision for loan losses of $895,000 for the first quarter of 2020 compared to a provision for loan losses of $300,000 for the first quarter of 2019. The significant increase in the provision for loan losses in the first quarter of 2020 includes an additional provision of approximately $388,000, which reflected an increase in the qualitative factors for national and local economic conditions due to a weakening economic operating environment primarily resulting from the existing and anticipated impacts of the COVID-19 pandemic. The higher provision also reflects, to a lesser extent, the growth and change in mix of the loan portfolio. At March 31, 2020 total loans were $1.2 billion and the allowance for loan losses was $10.0 million, or 0.82% of total loans, compared to total loans of $874.3 million and an allowance for loan losses of $8.7 million, or 1.00% of total loans, at March 31, 2019. Included in loans at March 31, 2020 were $208.4 million of loans that were acquired in the Shore Merger. The decrease in the allowance as a percentage of loans was due primarily to acquisition accounting for the Shore Merger, which resulted in the Shore loans being recorded at their fair value as of the effective time of the merger. The unaccreted general credit fair value discount related to the former Shore loans was $2.2 million at March 31, 2020.

Due to the economic disruption and uncertainty caused by the COVID-19 pandemic, the provision for loan losses may increase in future periods as borrowers are affected by the expected severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, down-grades of loan credit ratings and charge-offs in future periods. The provision for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

Non-Interest Income

Non-interest income was $2.5 million for the first quarter of 2020, an increase of $590,000 compared to $1.9 million for the first quarter of 2019. Gains on the sale of loans increased $425,000, service charges on deposit accounts increased $47,000, income on Bank-owned life insurance increased $41,000 and other income increased $69,000 as compared to the prior year period. In the first quarter of 2020, $34.0 million of residential mortgages were sold and $1.2 million of gains were recorded compared to $19.6 million of residential mortgage loans sold and $715,000 of gains recorded in the first quarter of 2019. Management believes that the increase in residential mortgage loans sold was due primarily to increased residential mortgage lending activity as a result of lower mortgage interest rates in the 2020 period compared to the 2019 period. In the first quarter of 2020, $2.7 million of SBA loans were sold and gains of $226,000 were recorded compared to $4.7 million of SBA loans sold and gains of $330,000 recorded in the first quarter of 2019. SBA guaranteed commercial lending activity and loan sales vary from period to period, and the level of activity is due primarily to the timing of loan originations.

Non-interest income may decline as the origination and sale of residential mortgages may decrease due to the negative effect that mandated business closures and social distancing may have on the purchase of homes, which would result in lower gains on sales of loans. The origination and sale of SBA loans may also decrease due to lower demand for financing by customers.

Non-Interest Expenses
For the three months ended March 31, 2020, non-interest expenses were $9.8 million compared to $8.1 million for the three months ended March 31, 2019, representing an increase of $1.7 million, or 21.0%. The primary reason for the increase was $979,000 of expenses included with respect to the former Shore operations in the first quarter of 2020.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Salaries and employee benefits	$6,169	$4,963
Occupancy expense	1,170	1,021
Data processing expenses	446	348
Equipment expense	411	324
Marketing	44	80
Telephone	125	96
Regulatory, professional and consulting fees	464	457
Insurance	119	90
Supplies	97	66
FDIC insurance expense	34	100
Other real estate owned expenses	17	48
Amortization of intangible assets	122	32
Other expenses	575	469
Total	$9,793	$8,094
Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.2 million, or 24.3%, to $6.2 million for the three months ended March 31, 2020 compared to $5.0 million for the three months ended March 31, 2019, due primarily to salaries and benefits for former Shore employees ($486,000) who joined the Company, higher commissions expense of $328,000 related to the origination of residential mortgage loans primarily for sale, merit increases and increases in employee benefit expenses.

Occupancy expense increased $149,000 to $1.2 million, or 14.6%, due primarily to the addition of the five former Shore branch offices, compared to $1.0 million in 2019.

Data processing expenses increased to $446,000 in the first quarter of 2020 compared to $348,000 for the first quarter of 2019 due primarily to the addition of the Shore operations ($85,000) and increases in loans, deposits and other customer services.

FDIC insurance expense declined to $34,000 from the $100,000 in the first quarter of 2019, due to the small bank assessment credit received of $123,000 for the fourth quarter of 2019. The full credit has been applied and no further credits will be received.

Amortization of intangible assets increased $90,000 to $122,000 for the three months ended March 31, 2020 compared to $32,000 for the three months ended March 31, 2019 due primarily to the $94,000 amortization of a core deposit intangible related to the Shore Merger.

Other expenses increased $106,000, or 22.6%, primarily resulting from additional expenses incurred as a result of the Shore Merger ($73,000).

Non-interest expenses may increase, if there is a significant increase in non-performing loans, due to higher expenses for loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Income Taxes

Income tax expense was $1.3 million for the first quarter of 2020 resulting in an effective tax rate of 27.3%, compared to income tax expense of $1.3 million, which resulted in an effective tax rate of 27.7% for the first quarter of 2019.

FINANCIAL CONDITION

March 31, 2020 compared to December 31, 2019

Total consolidated assets were $1.61 billion at March 31, 2020, an increase of $24.6 million from total consolidated assets of $1.59 billion at December 31, 2019. This increase was due primarily to a $19.7 million increase in total investment securities and a $5.8 million increase in loans held for sale. The increase in assets was funded primarily by a $20.7 million increase in deposits and a $2.1 million increase in short-term borrowings.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.0 million at March 31, 2020 compared to $14.8 million at December 31, 2019, representing a decrease of $2.8 million. The decrease in cash and cash equivalents reflects a short-term decrease in interest-earning deposits, partially offset by an increase in cash and due from banks, as a result of current market conditions.

Loans Held for Sale

Loans held for sale were $11.8 million at March 31, 2020 compared to $5.9 million at December 31, 2019. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 15.7% of total assets at March 31, 2020 and approximately 14.7% of total assets at December 31, 2019. Total investment securities increased $19.7 million to $252.1 million at March 31, 2020 from $232.4 million at December 31, 2019. Purchases of investment securities totaled $35.1 million during the three months ended March 31, 2020, and proceeds from calls, maturities and payments totaled $14.9 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At March 31, 2020, securities available for sale were $163.7 million, an increase of $7.9 million, or 5.1%, compared to securities available for sale of $155.8 million at December 31, 2019.

At March 31, 2020, the securities available for sale portfolio had net unrealized gains of $226,000 compared to net unrealized gains of $414,000 at December 31, 2019.  These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At March 31, 2020, securities held to maturity were $88.4 million, an increase of $11.8 million from $76.6 million at December 31, 2019.  The fair value of the held to maturity portfolio was $91.1 million at March 31, 2020.

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

The following table represents the components of the loan portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$576,886	47%	$567,655	47%
Mortgage warehouse lines	224,793	19	236,672	20
Construction loans	145,599	12	148,939	12
Commercial business	150,068	12	139,271	11
Residential real estate	89,347	7	90,259	7
Loans to individuals	30,556	3	32,604	3
Other loans	141	—	137	—
Total loans	1,217,390	100%	1,215,537	100%
Deferred loan costs, net	417		491
Total loans, including deferred loans costs, net	$1,217,807		$1,216,028

Total loans remained relatively steady, increasing only $1.8 million, or 0.1%, to $1.2 billion at March 31, 2020 compared to $1.2 billion at December 31, 2019. Commercial business loans and commercial real estate loans increased by $10.8 million and $9.2 million, respectively. Partially offsetting these increases, mortgage warehouse lines and construction loans decreased $11.9 million and $3.3 million, respectively.

Commercial real estate loans totaled $576.9 million at March 31, 2020, representing an increase of $9.2 million compared to $567.7 million at December 31, 2019. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of owned income-producing commercial properties.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse totaled $224.8 million at March 31, 2020 compared to $236.7 million at December 31, 2019. In the first quarter of 2020, $855.6 million of residential mortgage loans were financed through the mortgage warehouse funding group compared to $644.0 million during the first quarter 2019.

Construction loans totaled $145.6 million at March 31, 2020 compared to $148.9 million at December 31, 2019. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources.

Commercial business loans totaled $150.1 million at March 31, 2020 compared to $139.3 million at December 31, 2019. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $89.3 million at March 31, 2020 compared to $90.3 million at December 31, 2019. Loans to individuals, which are comprised primarily of home equity loans, totaled $30.6 million at March 31, 2020 compared to $32.6 million at December 31, 2019.

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

If the economic disruption caused by the COVID-19 pandemic continues for an extended period of time, the Company may experience a decline in the origination of new loans and total loans could decline.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but which have not been classified as non-accrual. Included in non-accrual loans are loans, the terms of which have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and have not performed in accordance with the restructured terms. Loan payments that are deferred due to COVID-19 continue to accrue interest and are not presented as past due in the table below.

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

At March 31, 2020, non-performing loans increased by $8.7 million to $13.2 million from $4.5 million at December 31, 2019, and the ratio of non-performing loans to total loans increased to 1.08% at March 31, 2020 compared to 0.37% at December 31, 2019. During the three months ended March 31, 2020, $513,000 of non-performing loans were resolved, $165,000 of loans were charged-off and $9.2 million of loans were placed on non-accrual. During the first quarter of 2020, a $7.5 million participation in a construction loan, $1.5 million in commercial real estate loans, $84,000 in commercial business loans and $108,000 of loans to individuals were placed on non-accrual.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	13,198	4,497
Total non-performing loans	13,198	4,497
Other real estate owned	470	571
Total non-performing assets	13,668	5,068
Performing troubled debt restructurings	6,112	6,132
Performing troubled debt restructurings and total non-performing assets	$19,780	$11,200

Non-performing loans to total loans	1.08%	0.37%
Non-performing loans to total loans excluding mortgage warehouse lines	1.33%	0.46%
Non-performing assets to total assets	0.85%	0.32%
Non-performing assets to total assets excluding mortgage warehouse lines	0.99%	0.38%
Total non-performing assets and performing troubled debt restructurings to total assets	1.23%	0.71%
Non-performing assets increased by $8.6 million to $13.7 million at March 31, 2020 from $5.1 million at December 31, 2019. OREO totaled $470,000 at March 31, 2020 compared to $571,000 at December 31, 2019. One residential lot acquired in the Shore Merger with a carrying value of $101,000 was sold in the first quarter of 2020. OREO at March 31, 2020 was comprised of 5 residential lots acquired in the Shore Merger with a carrying value of $377,000 and land with a carrying value of $93,000 that was foreclosed in the second quarter of 2018.

At March 31, 2020, the Bank had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $335,000 are included in the above table as non-accrual loans and the remaining ten loans totaling $6.1 million were performing. At December 31, 2019, the Bank had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $345,000 are included in the above table as non-accrual loans and the remaining nine loans totaling $6.1 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At March 31, 2020, there were 12 loans acquired with evidence of deteriorated credit quality totaling $5.2 million that were not classified as non-performing loans. At December 31, 2019, there were 11 loans acquired with evidence of deteriorated credit quality totaling $4.6 million that were not classified as non-performing loans.

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

Management periodically reviews the level of loan concentrations by industry, borrower and geography. In response to the COVID-19 pandemic, management identified certain industries that were most likely to be adversely impacted in the near-term by the economic disruption caused by the pandemic. The following table summarizes those industry concentrations, as well as the amount of loan modification and forbearance granted, the amount of PPP loans funded and the amount of loans that are guaranteed by the SBA for which the SBA will be paying the interest and principal for the next six months within each such industry.

(Dollars in thousands)	Balance	% of Total Loans	COVID-19 Deferrals	SBA Paying P&I	PPP Loans
Hotels	$67,849	5.6%	$41,367	$1,667	$462
Restaurant-food service	50,523	4.1%	15,140	4,408	4,220

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

Due to the economic disruption and uncertainty caused by the pandemic, the allowance for loan losses may increase in future periods as borrowers are affected by the expected severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, down-grades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

Management also evaluated the potential that incurred losses had increased with respect to the concentrations in hotels and restaurant-food service loans. In reviewing the loans in the hotels concentration, management noted that all loans were current, except for one loan with a balance of $1.3 million that was on non-accrual, and the weighted average loan to value of the hotel loans was 55%.

With the respect to the restaurant-food service concentration, management observed that all loans with balances greater than $400,000 in this concentration were current, except for one loan with a balance of $1.8 million that was on non-accrual, and the weighted average loan to value of these restaurant-food service loans was 63%.

On the basis of this review and the evaluation of the loans in the hotels and restaurant-food service concentrations, management concluded that if loan defaults increase it would require a substantial decrease in the value of the collateral supporting these loans for there to be a significant increase in incurred losses in the hotels and restaurant-food service concentrations at March 31, 2020.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Balance, beginning of period	$9,271	$8,402	$8,402
Provision charged to operating expenses	895	1,350	300
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(165)	(463)	—
Loans to individuals	—	(7)	—
All other loans	—	(43)	—
Total loans charged off	(165)	(513)	—
Recoveries:
Commercial business and commercial real estate	—	26	—
Loans to individuals	—	6	2
All other loans	—	—	—
Total recoveries	—	32	2
Net (charge offs) recoveries	(165)	(481)	2
Balance, end of period	$10,001	$9,271	$8,704
Loans:
At period end	$1,217,807	$1,216,028	$874,333
Average during the period	1,166,850	964,920	864,785
Net (charge offs) recoveries to average loans outstanding	(0.01)%	(0.05)%	—%
Net (charge offs) recoveries to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	(0.06)%	0.01%
Allowance for loan losses to:
Total loans at period end	0.82%	0.76%	1.00%
Total loans at period end excluding mortgage warehouse loans	0.90%	0.84%	1.09%
Non-performing loans	75.78%	206.16%	248.76%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of March 31, 2020 and December 31, 2019, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$4,800	0.83%	48%	$4,524	0.80%	47%
Commercial Business	1,771	1.18%	12%	1,409	1.01%	11%
Construction loans	1,706	1.17%	12%	1,389	0.93%	12%
Residential real estate loans	430	0.48%	7%	412	0.46%	7%
Loans to individuals	188	0.61%	3%	185	0.57%	3%
Subtotal	8,895	0.90%	82%	7,919	0.81%	80%
Mortgage warehouse lines	1,027	0.18%	18%	1,083	0.46%	20%
Unallocated reserves	79	—	—	269	—	—
Total	$10,001	0.82%	100%	$9,271	0.76%	100%
For the first three months of 2020, the Company recorded a provision for loan losses of $895,000, charge-offs of $165,000 compared to a provision for loan losses of $300,000, no charge-offs and recoveries of loans previously charged-off of $2,000 recorded for the first three months of 2019. The higher provision for loan losses recorded for the first three months of 2020 was due primarily to an additional provision of approximately $388,000 related to an increase in the qualitative factors as a result of a weakening national and local economic environment resulting from the existing and anticipated impacts of the COVID-19 pandemic and, to a lesser extent, the growth and change in the mix of the loan portfolio.

At March 31, 2020, the allowance for loan losses was $10.0 million, or 0.82% of loans, compared to $9.3 million, or 0.76% of loans, at December 31, 2019 and $8.7 million, or 1.00% of loans, at March 31, 2019. The allowance for loan losses was 75.8% of non-performing loans at March 31, 2020 compared to 206.2% of non-performing loans at December 31, 2018 and 248.8% of non-performing loans at March 31, 2019.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at March 31, 2020. However, it is expected that the economic disruption resulting from the COVID-19 pandemic will more significantly impact businesses, borrowers, employees and consumers in the second quarter of 2020, which may continue with increasing severity in future periods. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Demand
Non-interest bearing	$299,147	$287,555
Interest bearing	397,236	393,392
Savings	266,295	259,033
Certificates of deposit	335,354	337,382
Total	$1,298,032	$1,277,362
At March 31, 2020, total deposits were $1.30 billion, an increase of $20.7 million, or 1.6%, from $1.28 billion at December 31, 2019. Non-interest bearing demand deposits increased $11.6 million, interest-bearing demand deposits increased $3.8 million and savings deposits increased $7.3 while certificates of deposit decreased $2.0 million when compared to the levels at December 31, 2019.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. If the pandemic continues for an extended period of time, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At March 31, 2020, the Company had $94.1 million of short-term borrowings from the FHLB compared to $92.1 million of short-term borrowings from the FHLB at December 31, 2019. In April 2020 the Bank began participating in the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF"), which is a liquidity and borrowing program to allow participating banks to borrow 100% of the PPP loans funded at an interest rate of 0.35% for up to two years.

Liquidity
At March 31, 2020, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $805.4 million, at March 31, 2020.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2020 and December 31, 2019, the Bank pledged approximately $385.5 million and $308.5 million of loans, respectively, to support the FHLB borrowing capacity. At March 31, 2020 and December 31, 2019, the Bank had available borrowing capacity of $168.2 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at March 31, 2020.
At April 30, 2020 the Bank had an outstanding balance of $40.1 million with the Federal Reserve Bank under the PPPLF program. The Bank may borrow additional funds under this facility up to 100% of the PPP loans. In addition, the Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2020, the balance of cash and cash equivalents was $12.0 million.
Net cash used in operating activities totaled $1.5 million for the three months ended March 31, 2020 compared to net cash provided by operating activities of $5.1 million for the three months ended March 31, 2019.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. Net cash used in operating activities for the three months ended March 31, 2020 compared to net cash provided by operating activities for the three months ended March 31, 2019 was due primarily to the net funding of loans held for sale of approximately $4.4 million in the first three months of 2020 compared to net sales of loans held for sale of approximately $2.9 million in the first three months of 2019.

Net cash used in investing activities totaled $23.0 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash by investing activities for the three months ended March 31, 2020 was the purchase of $35.1 million of investment securities compared to $23.7 million in the first three months of 2019. Partially offsetting these purchases was $14.9 million of payments, calls and maturities of investment securities in the first quarter of 2020 compared to $11.7 million of payments, calls and maturities in the first quarter of 2019. During the three months ended March 31, 2020, net loans increased $1.8 million compared to a decrease in net loans of $8.9 million during the three months ended March 31, 2019. There were no sales of investment securities in the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities was $21.7 million for the three months ended March 31, 2020 compared to $5.8 million used in financing activities for the three months ended March 31, 2019. The primary source of funds for the 2020 period was the increase in both the deposits and short-term borrowings of $20.7 million and $2.1 million, respectively. The primary use of funds for the three months ended March 31, 2019 was the $49.7 million reduction in short-term borrowings, which was partially offset by an increase in deposits of $44.5 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $2.5 million, or 1.5%, to $173.1 million at March 31, 2020 from $170.6 million at December 31, 2019.  The increase in shareholders’ equity was due primarily to an increase of $2.5 million in retained earnings.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. In the first quarter of 2020, 6,028 shares of common stock were repurchased to satisfy income tax withholding requirements on taxable income from the vesting of restricted share grants.

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended March 31, 2020 is set forth under Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of March 31, 2020 and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of March 31, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increased by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At March 31, 2020, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans. However, if the financial position of the Company and the Bank are materially adversely impacted by the economic disruption caused by the COVID-19 pandemic, the Company and or the Bank may be required to increase its regulatory capital position.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Common equity Tier 1 (CET1)	$135,817	9.84%	$62,122	4.50%	N/A	N/A
Total capital to risk-weighted assets	163,818	11.87%	110,439	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	153,817	11.14%	82,829	6.00%	N/A	N/A
Tier 1 leverage capital	153,817	10.17%	60,521	4.00%	N/A	N/A

As of December 31, 2019:
Common equity Tier 1 (CET1)	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Common equity Tier 1 (CET1)	$153,586	11.13%	$62,097	4.50%	$89,696	6.50%
Total capital to risk-weighted assets	163,587	11.85%	110,395	8.00%	137,993	10.00%
Tier 1 capital to risk-weighted assets	153,586	11.13%	82,796	6.00%	110,395	8.00%
Tier 1 leverage capital	153,586	10.15%	60,498	4.00%	75,623	5.00%

As of December 31, 2019:
Common equity Tier 1 (CET1)	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at March 31, 2020 a parallel shift down was not presented.

Based upon the current interest rate environment, as of March 31, 2020, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$55,541	$1,627	3.02%	$198,001	$(6,086)	(2.98)%
+200	54,721	807	1.50%	200,604	(3,483)	(1.71)%
—	53,914	—	—%	204,087	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2020, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the Company’s Annual Report Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2019. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2020. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2020.

In an immediate and sustained 200 basis point increase in market interest rates at March 31, 2020, net interest income for the next 12 months would increase approximately 1.5%, when compared to a flat interest rate scenario.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2020, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K (Risk Factors) for the year ended December 31, 2019, as filed with the SEC on March 16, 2020, other than the risks and uncertainties described below related to the Coronavirus pandemic.

The ongoing COVID-19 pandemic and the measures implemented in response intended to prevent its spread have adversely affected, and are likely to continue to adversely affect, our business, results of operations and financial condition, the ultimate impact of which will depend on future developments that are highly uncertain and are difficult to predict at this time.
The outbreak of a strain of the Novel Coronavirus (COVID-19) originating from Wuhan, China has caused global disruption in the financial markets and our primary market is increasingly threatened by the potential spread of this virus. On March 11, 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak to be a global pandemic. The ultimate impact of COVID-19 is uncertain at this time, but the known effects of, and risks posed by, the pandemic are discussed below.

In response to public health concerns resulting from the pandemic, governments around the world have implemented a variety of precautionary measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of our customers and vendors, which are primarily located in northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely.

In addition, these measures have negatively affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. Among other measures, we have implemented work-from-home for our employees whose jobs can be performed remotely, provided employees who are not working remotely with appropriate protective equipment and supplies, adjusted branch hours and temporarily closed all of our branch lobbies, except on an appointment only basis. These changes in our operations in response to COVID-19 have impacted the way that we operate and conduct business, and may result in additional inefficiencies or delays, including additional costs related to business continuity initiatives, which cannot be avoided or alleviated through succession planning, employees working remotely or teleconferencing technologies. In recent weeks, the pandemic has also caused significant volatility in financial markets, including the market price of our common stock.

The immediate consequences of and responses to the pandemic, including the public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, have raised the prospect of an extended global recession, which would adversely impact the businesses of our customers, clients, counterparties and service providers, as well as other market participants, and would further disrupt our operations. Other known impacts and anticipated risks of the COVID-19 pandemic include, but are not limited to, the following:

•
We primarily operate in northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area, which are among some of the most affected areas in the U.S. and, accordingly, are the most likely geographies to remain subject to governmental restrictions aimed at curtailing household and non-essential business activity to contain COVID-19 for a prolonged period. The longer that our clients, customers, communities and business partners remain subject to such restrictions, the greater the likelihood that economic and demand uncertainty will increase, which would negatively impact, among other things, demand for and profitability of the Bank’s products and services and our liquidity, regulatory capital and growth strategy.

•
Concern about the spread of COVID-19 and the measures enacted to mitigate its spread have already caused and are likely to continue to cause business shutdowns and interruptions, increased unemployment, labor shortages and commercial property vacancies, and supply chain disruptions, all of which contribute to economic and financial market instability and which, in turn, could impact the ability of our customers to make scheduled loan payments. If the pandemic results in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure.

•
Our financial performance, the ability of borrowers to pay interest on and repay principal of outstanding loans, and the value of the collateral securing such loans is highly dependent upon the business environment in the U.S. generally and in northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area in particular. Further economic downturn resulting from the pandemic, particularly in our primary market areas, could negatively impact the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, and the financial condition and credit risk of our customers, among other credit risks.

•
Legislative responses and regulatory policy changes to protect borrowers, such as forbearance, waiver of late payment and other fees, and the suspension of foreclosures, may have a negative impact on our business, financial condition, liquidity and results of operations. We may need to further increase the allowance for loan losses if borrowers experience financial difficulties beyond forbearance periods, which would adversely affect our net income.

•
To support our customers, businesses and communities, we are participating in the SBA’s Paycheck Protection Program (“PPP”) established under the CARES Act, notwithstanding that our participation in this federal relief program exposes the Company and the Bank to additional litigation risk. Several national banking associations have already been subject to litigation regarding their respective procedures for processing PPP applications. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding the manner in which we processed PPP applications. Any such litigation regardless of the outcome, may result in significant financial liability or adversely affect the Company’s reputation.

•
Our participation in the PPP and any other relief programs established under the CARES Act further exposes us to certain credit risks. Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, we have a greater risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Additionally, there is risk that the SBA could conclude there is a deficiency in the manner in which the Bank originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Department of the Treasury thereunder regarding the operation of the PPP.

•
Our ability to meet customer servicing expectations may be limited due to certain operational risks as a result of our reduced hours, branch lobby closures and work-from-home policy, as described above, including reduced productivity in our workforce, less reliable and more limited access to the networks, information systems, applications and other tools available to employees, as well as increased cybersecurity and information security risk.

•
In addition, our reliance on third-party service providers and vendors exposes us to certain operational risks to the extent that such service providers and vendors continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize. By way of example, our business depends on vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, among others. Without these services, we have experienced and will continue to experience delays in originating and closing loans.

•
During this challenging economic environment, our communities are increasingly relying on us to access necessary capital and our customers are more dependent on our credit commitments. Increased borrowings under these commitments could adversely impact our liquidity. Moreover, our management has been focused on meeting clients’ needs and mitigating the impact of the pandemic on our business, which has required and will continue to require a substantial investment of time and resources across our enterprise. This has resulted and can be expected to continue to result in a diversion of management attention.

•	Further volatility in interest rates caused by uncertainties stemming from COVID-19 could negatively impact our net interest income, lending activities, deposits and profitability.

While the full extent and impact of the pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our consolidated business, results of operations and financial condition. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also enhance certain material risks relating to our business that are addressed at Item 1A Risk Factors in our Annual Report on Form 10-K filed for the year ended December 31, 2019 and in any subsequent Quarterly Reports on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. The Company is authorized to repurchase up to 396,141 shares of common stock of the Company under the repurchase program, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. At March 31, 2020, the remaining number of shares that may be purchased under the stock repurchase program are 388,113. In the first quarter of 2020, the Company repurchased 6,028 shares under the stock repurchase program from employees to withhold and remit income taxes.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
January 1, 2020	January 31, 2020	6,028	$22.35	—	388,113
February 1, 2020	February 29, 2020	—	—	—	388,113
March 1, 2020	March 31, 2020	—	—	—	388,113
Total		6,028	$22.35	—	388,113

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

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date:	May 11, 2020	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)