Form 10-Q
period 2020-06-30
1ST CONSTITUTION BANCORP
filed 2020-08-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 3, 2020, there were 10,215,550 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$10,101	$2,547
Interest-earning deposits	2,481	12,295
Total cash and cash equivalents	12,582	14,842
Investment securities
Available for sale, at fair value	151,661	155,782
Held to maturity (fair value of $97,567 and $78,223 at June 30, 2020 and December 31, 2019, respectively)	94,440	76,620
Total investment securities	246,101	232,402
Loans held for sale	11,129	5,927
Loans	1,355,436	1,216,028
Less: allowance for loan losses	(12,126)	(9,271)
Net loans	1,343,310	1,206,757
Premises and equipment, net	14,691	15,262
Right-of-use assets	17,282	17,957
Accrued interest receivable	5,740	4,945
Bank-owned life insurance	36,943	36,678
Other real estate owned	470	571
Goodwill and intangible assets	36,563	36,779
Other assets	16,139	14,142
Total assets	$1,740,950	$1,586,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$397,238	$287,555
Interest bearing	1,012,154	989,807
Total deposits	1,409,392	1,277,362
Short-term borrowings	107,250	92,050
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,296	1,592
Lease liability	18,036	18,617
Accrued expenses and other liabilities	8,935	7,506
Total liabilities	1,563,466	1,415,684
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,258,374 and 10,224,974 shares issued and 10,219,048 and 10,191,676 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	110,546	109,964
Retained earnings	66,067	60,791
Treasury stock, 39,326 and 33,298 shares at June 30, 2020 and December 31, 2019, respectively	(503)	(368)
Accumulated other comprehensive income	1,374	191
Total shareholders' equity	177,484	170,578
Total liabilities and shareholders' equity	$1,740,950	$1,586,262
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$15,374	$12,869	$30,179	$25,026
Securities:
Taxable	852	1,215	1,908	2,485
Tax-exempt	496	422	934	863
Federal funds sold and short-term investments	4	47	93	94
Total interest income	16,726	14,553	33,114	28,468
INTEREST EXPENSE
Deposits	2,724	2,671	5,962	4,988
Borrowings	48	257	110	430
Redeemable subordinated debentures	106	192	258	390
Total interest expense	2,878	3,120	6,330	5,808
Net interest income	13,848	11,433	26,784	22,660
PROVISION FOR LOAN LOSSES	2,125	400	3,020	700
Net interest income after provision for loan losses	11,723	11,033	23,764	21,960
NON-INTEREST INCOME
Service charges on deposit accounts	132	159	345	325
Gain on sales of loans	2,121	1,160	3,591	2,205
Income on bank-owned life insurance	264	149	444	288
Gain on sales and calls of securities	10	—	18	—
Other income	573	702	1,158	1,218
Total non-interest income	3,100	2,170	5,556	4,036
NON-INTEREST EXPENSES
Salaries and employee benefits	6,001	5,278	12,170	10,241
Occupancy expense	1,205	991	2,375	2,012
Data processing expenses	470	345	916	693
FDIC insurance expense	225	60	259	160
Other real estate owned expenses	14	34	31	82
Merger-related expenses	—	258	64	273
Other operating expenses	1,922	1,600	3,815	3,199
Total non-interest expenses	9,837	8,566	19,630	16,660
Income before income taxes	4,986	4,637	9,690	9,336
INCOME TAXES	1,296	1,267	2,579	2,569
Net income	$3,690	$3,370	$7,111	$6,767
EARNINGS PER COMMON SHARE
Basic	$0.36	$0.39	$0.70	$0.78
Diluted	$0.36	$0.39	$0.69	$0.78
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,209,295	8,634,251	10,205,065	8,629,197
Diluted	10,248,156	8,696,943	10,256,481	8,692,063
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$3,690	$3,370	$7,111	$6,767
Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	1,716	1,021	1,529	2,431
Tax effect	(418)	(251)	(372)	(590)
Net of tax amount	1,298	770	1,157	1,841

Reclassification adjustment for gains on securities available for sale(1)	(10)	—	(11)	—
Tax effect (2)	3	—	3	—
Net of tax amount	(7)	—	(8)	—

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	5	3	8	4
Tax effect	(2)	(1)	(3)	(1)
Net of tax amount	3	2	5	3

Pension liability	85	56	141	111
Tax effect	(25)	(14)	(42)	(31)
Net of tax amount	60	42	99	80

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(56)	(44)	(100)	(88)
Tax effect (2)	17	13	30	26
Net of tax amount	(39)	(31)	(70)	(62)

Total other comprehensive income	1,315	783	1,183	1,862

Comprehensive income	$5,005	$4,153	$8,294	$8,629

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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2019	$79,828	$52,501	$(368)	$(754)	$131,207
Net income	—	3,370	—	—	3,370
Exercise of stock options and issuance of restricted shares (10,555 shares and 14,181 shares, respectively)	66	—	—	—	66
Share-based compensation	296	—	—	—	296
Cash dividends ($0.075 per share)	—	(647)	—	—	(647)
Other comprehensive income	—	—	—	783	783
Balance, June 30 2019	$80,190	$55,224	$(368)	$29	$135,075

Balance, April 1, 2020	$110,254	$63,295	$(503)	$59	$173,105
Net income	—	3,690	—	—	3,690
Share-based compensation	292	—	—	—	292
Cash dividends ($0.09 per share)	—	(918)	—	—	(918)
Other comprehensive income	—	—	—	1,315	1,315
Balance, June 30, 2020	$110,546	$66,067	$(503)	$1,374	$177,484

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	6,767	—	—	6,767
Exercise of stock options and issuance of restricted shares (15,919 shares and 28,581 shares, respectively)	89	—	—	—	89
Share-based compensation	565	—	—	—	565
Cash dividends ($0.15 per share)	—	(1,293)	—	—	(1,293)
Other comprehensive income	—	—	—	1,862	1,862
Balance, June 30, 2019	$80,190	$55,224	$(368)	$29	$135,075

Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	7,111	—	—	7,111
Share-based compensation	582	—	—	—	582
Cash dividends ($0.18 per share)	—	(1,835)	—	—	(1,835)
Treasury stock purchased (6,028 shares)	—	—	(135)	—	(135)
Other comprehensive income	—	—	—	1,183	1,183
Balance, June 30, 2020	$110,546	$66,067	$(503)	$1,374	$177,484

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,111	$6,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Provision for loan losses	3,020	700
Depreciation and amortization	1,061	681
Net amortization of premiums and discounts on securities	655	248
SBA loan discount accretion	(206)	(188)
Gains on sales and calls of securities available for sale	(11)	—
Gains on sales and calls of securities held to maturity	(7)	—
Gains on sales of other real estate owned	—	(137)
Gains on sales of loans held for sale	(3,591)	(2,205)
Originations of loans held for sale	(118,467)	(56,668)
Proceeds from sales of loans held for sale	116,856	58,030
Increase in cash surrender value on bank–owned life insurance	(369)	(288)
Gain on cash surrender value on bank-owned life insurance	(75)	—
Share-based compensation expense	582	565
Decrease in deferred tax asset	384	1,033
Noncash rent and equipment expense	94	112
Increase in accrued interest receivable	(795)	(235)
Increase in other assets	(1,226)	(1,215)
(Decrease) increase in accrued interest payable	(296)	469
Increase (decrease) in accrued expenses and other liabilities	1,470	(1,765)
Net cash provided by operating activities	6,190	5,904
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(18,417)	(25,339)
Held to maturity	(31,364)	(5,942)
Proceeds from calls, maturities and payments of securities:
Available for sale	23,624	13,660
Held to maturity	13,347	7,590
Proceeds from bank-owned life insurance benefits paid	179	—
Net purchase of restricted stock	(1,706)	(1,524)
Net increase in loans	(139,367)	(84,929)
Capital expenditures	(107)	(375)
Proceeds from sales of other real estate owned	101	1,192
Net cash used in investing activities	(153,710)	(95,667)
FINANCING ACTIVITIES:
Exercise of stock options	—	89
Purchase of treasury shares	(135)	—
Cash dividends paid to shareholders	(1,835)	(1,293)
Net increase in deposits	132,030	71,162
Increase in short-term borrowings	15,200	33,075
Net cash provided by financing activities	145,260	103,033
(Decrease) increase in cash and cash equivalents	(2,260)	13,270
Cash and cash equivalents at beginning of period	14,842	16,844
Cash and cash equivalents at end of period	$12,582	$30,114

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$6,626	$5,339
Income taxes	1,241	3,724
Noncash items:
Right-of-use assets	$—	$15,441
Lease liability	144	16,021

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc. and FCB Assets Holdings, Inc. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Goodwill
During the second quarter of 2020, management determined that a triggering event had occurred with respect to goodwill, which required a review of goodwill for impairment. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded the carrying amount of goodwill at June 30, 2020. Accordingly, goodwill was not impaired at June 30, 2020.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

COVID-19 Impact
The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020, and the responses thereto (including business and school closures, restrictions on travel and social distancing protocols), has caused, and is continuing to cause, widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. As a result, almost all businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted.

The ultimate impact of the COVID-19 pandemic on the businesses and the people in the communities that the Bank serves, and on the Company’s operations and financial performance, will depend on future developments related to the duration, extent and severity of the pandemic and measures taken by governmental and private parties in response thereto. However, to the extent that the Bank’s customers are not able to fulfill their contractual obligations, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may also include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO"). Similarly, the Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could also negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could also be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”)
Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30,

2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020.

Adoption of New Accounting Standards

ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.

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

The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the consolidated statements of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the consolidated statements of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the consolidated balance sheets in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

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

The Shore Merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the Shore Merger date. The excess of the fair value of the consideration paid over the preliminary net fair value of Shore's assets and liabilities resulted in the recognition of goodwill of $23.2 million. Shore’s results of operations have been included in the Company’s Consolidated Financial Statements since November 8, 2019.

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

Accounting Standards Codification (“ASC”) Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report, in its financial statements, provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall adjust the provisional amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date. Thus, the acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of a change in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts calculated as if the accounting had been completed at the acquisition date. The measurement period may not exceed one year from the acquisition date.

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

The following table presents the projected amortization of the core deposit intangible asset for each period beginning July 1, 2020:

(Dollars in thousands)	Amount
Year
2020	$129
2021	236
2022	209
2023	182
2024	156
Thereafter	378
Total	$1,290

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

Supplemental Financial Information

The following table presents financial information regarding the former Shore operations included in the Company’s Consolidated Statements of Income for the six months ended June 30, 2020 under the column "Shore Six Months Ended June 30, 2020." In addition, the table presents unaudited condensed pro forma financial information for the three and six months ended June 30, 2019 assuming that the Shore Merger had been completed as of January 1, 2019.

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

(Dollars in thousands)	Shore Six Months Ended June 30, 2020	Actual for the Six Months Ended June 30, 2020	Pro Forma for the Three Months Ended June 30, 2019	Pro Forma for the Six Months Ended June 30, 2019
Net interest income	$4,678	$26,784	$14,010	$27,776
Non-interest income	199	5,556	2,331	4,375
Non-interest expenses	1,928	19,630	10,385	20,009
Income taxes	725	2,579	1,615	3,247
Net income	1,849	7,111	3,942	8,166

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

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended June 30, 2020 and 2019, 54,930 and 29,530 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the six months ended June 30, 2020 and 2019, 41,430 and 29,530 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Net income	$3,690	$3,370	$7,111	$6,767

Basic weighted average shares outstanding	10,209,295	8,634,251	10,205,065	8,629,197
Plus: common stock equivalents	38,861	62,692	51,416	62,866
Diluted weighted average shares outstanding	10,248,156	8,696,943	10,256,481	8,692,063
Earnings per share:
Basic	$0.36	$0.39	0.70	0.78
Diluted	$0.36	$0.39	0.69	0.78

(4) Investment Securities
A summary of amortized cost and fair value of investment securities available for sale follows:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,769	$—	$(16)	$3,753
Residential collateralized mortgage obligations - GSE	41,888	641	(158)	42,371
Residential mortgage backed securities - GSE	17,498	678	(8)	18,168
Obligations of state and political subdivisions	30,591	1,032	—	31,623
Trust preferred debt securities - single issuer	1,493	—	(166)	1,327
Corporate debt securities	29,047	542	(260)	29,329
Other debt securities	25,443	171	(524)	25,090
Total	$149,729	$3,064	$(1,132)	$151,661

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Trust preferred debt securities - single issuer	1,492	—	(50)	1,442
Corporate debt securities	23,224	139	(84)	23,279
Other debt securities	25,378	80	(242)	25,216
Total	$155,368	$1,047	$(633)	$155,782

A summary of amortized cost, carrying value and fair value of investment securities held to maturity follows:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$7,406	$—	$7,406	$361	$—	$7,767
Residential mortgage backed securities - GSE	31,921	—	31,921	1,406	—	33,327
Obligations of state and political subdivisions	52,840	—	52,840	969	(12)	53,797
Trust preferred debt securities - pooled	655	(484)	171	334	—	505
Other debt securities	2,102	—	2,102	69	—	2,171
Total	$94,924	$(484)	$94,440	$3,139	$(12)	$97,567

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
Total	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

At June 30, 2020 and December 31, 2019, $99.1 million and $92.2 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at June 30, 2020 and December 31, 2019 and totaled $6.0 million and $4.3 million, respectively. Restricted stock consisted of $5.9 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at June 30, 2020 and $4.2 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2019.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2020.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$9,553	$9,543	2.43%
Due after one year through five years	34,085	35,038	2.38%
Due after five years through ten years	35,376	35,585	1.84%
Due after ten years	70,715	71,495	2.32%
Total	$149,729	$151,661	2.23%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$17,407	$17,477	2.26%
Due after one year through five years	10,302	10,585	3.72%
Due after five years through ten years	18,178	18,950	2.94%
Due after ten years	48,553	50,555	2.78%
Total	$94,440	$97,567	2.81%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	2	$3,753	$(16)	$—	$—	$3,753	$(16)
Residential collateralized mortgage obligations - GSE	6	4,197	(31)	11,620	(127)	15,817	(158)
Residential mortgage backed securities - GSE	5	519	(8)	—	—	519	(8)
Obligations of state and political subdivisions	4	2,475	(12)	—	—	2,475	(12)
Trust preferred debt securities - single issuer	2	—	—	1,327	(166)	1,327	(166)
Corporate debt securities	5	8,841	(182)	4,922	(78)	13,763	(260)
Other debt securities	10	3,693	(113)	11,703	(411)	15,396	(524)
Total temporarily impaired securities	34	$23,478	$(362)	$29,572	$(782)	$53,050	$(1,144)

	December 31, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	1	$764	$(10)	$—	$—	$764	$(10)
Residential collateralized mortgage obligations - GSE	39	18,328	(138)	13,300	(139)	31,628	(277)
Residential mortgage backed securities - GSE	13	5,505	(59)	—	—	5,505	(59)
Obligations of state and political subdivisions	4	2,311	(25)	527	—	2,838	(25)
Trust preferred debt securities - single issuer	2	—	—	1,442	(50)	1,442	(50)
Corporate debt securities	4	2,994	(5)	7,954	(79)	10,948	(84)
Other debt securities	12	13,692	(151)	5,598	(100)	19,290	(251)
Total temporarily impaired securities	75	$43,594	$(388)	$28,821	$(368)	$72,415	$(756)

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

Other debt securities.  The unrealized losses on investments in other debt securities were caused by an increase in market interest rates, which includes the yield required by market participants for the issuer’s credit risk.  All of the issuers maintain an investment grade rating and none of the issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $8,000 was recognized in the first six months of 2020 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of June 30, 2020, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$453	$5,117	$5,570	$586,706	$592,276	$—	$3,886
Mortgage warehouse lines	—	—	—	—	297,093	297,093	—	—
Construction	—	—	7,500	7,500	127,682	135,182	—	7,500
Commercial business	28	—	629	657	215,592	216,249	—	784
Residential real estate	77	1,123	668	1,868	85,994	87,862	—	836
Loans to individuals	97	217	153	467	27,853	28,320	—	513
Other loans	—	2	—	2	126	128	—	—
Total loans	$202	$1,795	$14,067	$16,064	$1,341,046	1,357,110	$—	$13,519
Deferred loan (fees) costs, net						(1,674)
Total loans						$1,355,436

The following table provides an aging of the loan portfolio by loan class at December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$238	$1,927	$3,882	$6,047	$561,608	$567,655	$—	$2,596
Mortgage warehouse lines	—	—	—	—	236,672	236,672	—	—
Construction	—	—	—	—	148,939	148,939	—	—
Commercial business	381	—	330	711	138,560	139,271	—	501
Residential real estate	2,459	271	677	3,407	86,852	90,259	—	708
Loans to individuals	296	—	311	607	31,997	32,604	—	692
Other loans	—	—	—	—	137	137	—	—
Total loans	$3,374	$2,198	$5,200	$10,772	$1,204,765	1,215,537	$—	$4,497
Deferred loan costs, net						491
Total loans						$1,216,028

As provided by Accounting Standards Codification (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At June 30, 2020 and December 31, 2019, there were $5.2 million and $5.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income.
The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and their definitions are as follows:

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

3w. Watch - Included in this category are loans evidencing problems identified by Company management that require closer supervision, but do not require a “special mention” rating. This category also covers situations where the Company does not have adequate current information upon which credit quality can be determined.  The account officer has the obligation to correct these deficiencies within 30 days from the time of notification. Loans that received modification to provide a deferral of interest and or principal for up to 90 days that complied with the CARES Act criteria were rated watch by management.

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

Loans graded as “excellent,” “above average,” “good” and “watch” are treated as “pass” for grading purposes. The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2020:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$125,875	$211,978	$553,192	$297,093	$84,997
Special Mention	—	2,819	14,533	—	888
Substandard	9,307	1,216	24,551	—	1,977
Doubtful	—	236	—	—	—
Total	$135,182	$216,249	$592,276	$297,093	$87,862

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$27,807	$128
Non-performing	513	—
Total	$28,320	$128

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$147,132	$135,804	$538,104	$235,808	$87,512
Special Mention	—	1,990	9,994	864	922
Substandard	1,807	1,477	19,557	—	1,825
Doubtful	—	—	—	—	—
Total	$148,939	$139,271	$567,655	$236,672	$90,259

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$31,912	$137
Non-performing	692	—
Total	$32,604	$137

At June 30, 2020, there were $75.1 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the SBA and, accordingly, no reserve was provided for such loans.
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$89	$28	$—	$—	$—	$—	$—	$117
Loans acquired with deteriorated credit quality	—	—	8	—	—	—	—	—	8
Collectively evaluated for impairment	1,661	1,691	6,583	1,337	506	182		41	12,001
Ending Balance	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126

Loans receivable:
Individually evaluated for impairment	$9,307	$1,530	$7,436	$—	$836	$513	$—	$—	$19,622
Loans acquired with deteriorated credit quality	—	321	5,163	—	519	—	—	—	6,003
Collectively evaluated for impairment	125,875	214,398	579,677	297,093	86,507	27,807	128	—	1,331,485
Ending Balance	$135,182	$216,249	$592,276	$297,093	$87,862	$28,320	$128	$—	1,357,110
Deferred loan (fees) costs, net									(1,674)
									$1,355,436

	December 31, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$7	$50	$—	$—	$—	$—	$—	$65
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	4
Collectively evaluated for impairment	1,381	1,399	4,473	1,083	412	185	—	269	9,202
Ending Balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271

Loans receivable:
Individually evaluated for impairment	$1,807	$1,251	$6,171	$—	$708	$692	$—	$—	$10,629
Loans acquired with deteriorated credit quality	—	334	5,419	—	504	—	—	—	6,257
Collectively evaluated for impairment	147,132	137,686	556,065	236,672	89,047	31,912	137	—	1,198,651
Ending Balance	$148,939	$139,271	$567,655	$236,672	$90,259	$32,604	$137	$—	1,215,537
Deferred loan (fees) costs, net									491
									$1,216,028

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2020 and 2019 was as follows:

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - April 1, 2020	$1,706	$1,771	$4,800	$1,027	$430	$188	$—	$79	$10,001
Provision charged/(credited) to operations	(45)	9	1,819	310	76	(6)	—	(38)	2,125
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126

Balance - April 1, 2019	$1,794	$1,615	$3,640	$582	$426	$155	$—	$492	$8,704
Provision charged/(credited) to operations	(35)	276	189	351	55	(13)	43	(466)	400
Loans charged off	—	(345)	(75)	—	—	—	(43)	—	(463)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2019	$1,759	$1,546	$3,754	$933	$481	$142	$—	$26	$8,641

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged/(credited) to operations	272	536	2,095	254	94	(3)	—	(228)	3,020
Loans charged off	—	(165)	—	—	—	—	—	—	(165)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126

January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	27	62	390	202	50	(8)	43	(66)	700
Loans charged off	—	(345)	(75)	—	—	—	(43)	—	(463)
Recoveries of loans charged off	—	—	—	—	—	2	—	—	2
Balance - June 30, 2019	$1,759	$1,546	$3,754	$933	$481	$142	$—	$26	$8,641
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

Impaired Loans Receivables (By Class)

				Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$9,307	$9,307	$—	$9,304	$23	$6,203	$48
Commercial Business	1,637	3,057	—	1,621	17	1,358	35
Commercial Real Estate	8,856	11,233	—	8,884	91	8,338	182
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	19,800	23,597	—	19,809	131	15,899	265
Residential Real Estate	1,355	1,620	—	1,360	9	1,282	18
Consumer:
Loans to Individuals	513	635	—	517	—	599	—
Other loans	—	—	—	—	—	—	—
Subtotal	513	635	—	517	—	599	—
With no allowance:	$21,668	$25,852	$—	$21,686	$140	$17,780	$283

With an allowance:
Commercial:
Construction	$—	$—	$—	$—	$—	$—	$—
Commercial Business	214	214	89	140	—	398	—
Commercial Real Estate	3,743	3,743	36	3,675	51	4,113	104
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,957	3,957	125	3,815	51	4,511	104
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$3,957	$3,957	$125	$3,815	$51	$4,511	$104
Total:
Construction	9,307	9,307	—	9,304	23	6,203	48
Commercial Business	1,851	3,271	89	1,761	17	1,756	35
Commercial Real Estate	12,599	14,976	36	12,559	142	12,451	286
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,355	1,620	—	1,360	9	1,282	18
Consumer	513	635	—	517	—	599	—
Total	$25,625	$29,809	$125	$25,501	$191	$22,291	$387

Impaired Loans Receivables (By Class)

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	680	1,971	—
Commercial Real Estate	7,141	8,204	—
Mortgage Warehouse Lines	—	—	—
Subtotal	7,821	10,175	—
Residential Real Estate	1,212	1,465	—
Consumer:
Loans to Individuals	692	802	—
Other loans	—	—	—
Subtotal	692	802	—
With no allowance	$9,725	$12,442	$—
With an allowance:
Commercial:
Construction	$1,807	$1,807	$8
Commercial Business	905	993	10
Commercial Real Estate	4,449	5,757	51
Mortgage Warehouse Lines	—	—	—
Subtotal	7,161	8,557	69
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other loans	—	—	—
Subtotal	—	—	—
With an allowance	$7,161	$8,557	$69

Total:
Construction	$1,807	$1,807	$8
Commercial Business	1,585	2,964	10
Commercial Real Estate	11,590	13,961	51
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,212	1,465	—
Consumer	692	802	—
Total	$16,886	$20,999	$69

Impaired Loans Receivables (By Class)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$34	$1	$69	$2
Commercial Business	954	26	953	52
Commercial Real Estate	1,432	17	1,590	33
Mortgage Warehouse Lines	—	—		—
Subtotal	2,420	44	2,612	87
Residential Real Estate	1,333	—	1,243	—

Consumer:
Loans to Individuals	683	—	617	—
Other loans	—	—		—
Subtotal	683	—	617	—
With no allowance	$4,436	$44	$4,472	$87
With an allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	301	1	1,233	3
Commercial Real Estate	4,700	59	4,526	117
Mortgage Warehouse Lines	—	—	—
Subtotal	5,001	60	5,759	120
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other loans	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$5,001	$60	$5,759	$120
Total:
Construction	$34	$1	69	2
Commercial Business	1,255	27	2,186	55
Commercial Real Estate	6,132	76	6,116	150
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,333	—	1,243	—
Consumer	683	—	617	—
Total	$9,437	$104	$10,231	$207

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the Shore Merger, the Company acquired purchased credit-impaired loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding purchased credit-impaired loans at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Outstanding balance	$7,479	$8,038
Carrying amount	$6,003	$6,257

Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$522	$129	$657	$164
Acquisition of impaired loans	—	—	—	—
Accretion of discount	(96)	(35)	(231)	(70)
Balance at end of period	$426	$94	$426	$94

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

June 30, 2020		December 31, 2019
Number of loans	Recorded Investment	Number of loans	Recorded Investment
2	$475	2	$382

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
There were no loans modified as a TDR during the six months ended June 30, 2020 and June 30, 2019. There were no TDRs that subsequently defaulted within 12 months of restructuring during the six months ended June 30, 2020.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. As of June 30, 2020, $147.5 million of loans to borrowers had been modified to defer the payment of interest and or principal for up to 90 days and were comprised of $139.1 million of commercial loans and $8.4 million of consumer loans. These modified loans were not considered to be TDRs.

Deferrals for $49.2 million of these modified loans expired in July 2020, at which time a full monthly loan payment was due. As of July 31, 2020, customers had made the required monthly loan payments on $45.6 million of these loans, payments were due on $2.6 million of these loans and one loan relationship totaling $1.0 million received a second modification to extend the deferral for another 90 days.

As of July 31, 2020, loan deferrals totaled $99.4 million and were comprised of $94.3 million of commercial loans and $5.1 million of consumer loans.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service charges on deposit accounts:
Overdraft fees	$30	$83	$125	$172
Other	102	76	220	153
Interchange income	152	118	301	221
Other income - in scope	112	112	215	206
Gain on sale of OREO	—	137	—	137
Income on bank-owned life insurance (1)	264	149	444	288
Net gains on sales of loans (1)	2,121	1,160	3,591	2,205
Loan servicing fees (1)	157	180	323	359
Gains on sales and calls of securities (1)	10	—	18	—
Other income (1)	152	155	319	295
	$3,100	$2,170	$5,556	$4,036
(1) Not within the scope of ASC 606
(7) Share-Based Compensation
The Company’s share-based incentive plans (“Stock Plans”) authorize the issuance of an aggregate of 945,873 shares of the Company’s common stock (as adjusted for stock dividends) through awards that may be granted in the form of stock options to purchase common stock (each an “Option” and collectively, “Options”), awards of restricted shares of common stock (“Stock Awards”), restricted stock units (“RSUs”), stock appreciation rights or such other awards as the Compensation Committee of the Board of Directors (the “Compensation Committee”) may determine.
As of June 30, 2020, there were 398,591 shares of common stock available for future grants under the Stock Plans.
The following table summarizes Options activity during the six months ended June 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	122,151	$9.85	3.9	1,500
Granted	27,000	17.53	9.6
Outstanding at June 30, 2020	149,151	$11.24	4.5	$490

Exercisable at June 30, 2020	115,751	$9.29	3.2	$490

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the six months ended June 30, 2020 were as follows:

	Grant Date
	January 6, 2020	March 19, 2020
Fair value of options granted	$5.27	$2.10
Risk-free rate of return	1.72%	1.00%
Expected option life in years	7	7
Expected volatility	24.53%	24.63%
Expected dividends	1.35%	2.86%

Share-based compensation expense related to Options was $45,000 and $35,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $122,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the six months ended June 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	134,359	$13.84
Granted	33,400	16.53
Vested	(37,651)	17.38
Non-vested at June 30, 2020	130,108	$13.51

Share-based compensation expense related to Stock Awards was $537,000 and $530,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $1.8 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in RSUs for the six months ended June 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	10,300	$19.38
Granted	18,950	21.92
Vested	(3,433)	19.38
Non-vested at June 30, 2020	25,817	$21.24

Share-based compensation expense related to RSUs was $112,000 and $33,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $303,000 of unrecognized compensation cost related to unvested Stock Awards.
RSUs vest pro-rata over 3 years subject to achievement of certain established performance metrics. The ultimate number of RSUs earned, if any, will depend on the performance measured over each annual period during the applicable 3-year performance period. If performance measures are achieved, the RSUs will vest on the date of certification of performance achievement by the Compensation Committee following each annual performance period. On March 19, 2020, the Compensation Committee certified that the applicable performance metrics were achieved at 138% of target for 2019. Awards of RSUs are settled in cash unless the recipient timely elects for the RSUs to be settled in shares of common stock. The RSUs are recorded as a liability by the Company and the liability is adjusted as the market value of the Company's stock price changes..

(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At June 30, 2020 and December 31, 2019, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $36.9 million and $36.7 million at June 30, 2020 and December 31, 2019, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$45	$47	$92	$94
Interest cost	41	41	82	82
Actuarial gain recognized	(56)	(44)	(100)	(88)
Total	$30	$44	$74	$88

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	June 30, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$1,932	$(480)	$1,452
Unrealized impairment loss on held to maturity security	(484)	115	(369)
Gains on unfunded pension liability	405	(114)	291
Accumulated other comprehensive income	$1,853	$(479)	$1,374

	December 31, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$414	$(111)	$303
Unrealized impairment loss on held to maturity security	(492)	118	(374)
Gains on unfunded pension liability	364	(102)	262
Accumulated other comprehensive income	$286	$(95)	$191

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and six months ended June 30, 2020 and June 30, 2019:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - April 1, 2020	$161	$(372)	$270	$59
Other comprehensive income (loss) before reclassifications	1,298	—	60	1,358
Amounts reclassified from accumulated other comprehensive income	—	3	(39)	(36)
Reclassification adjustment for gains realized in income	(7)	—	—	(7)
Other comprehensive income	1,291	3	21	1,315
Balance - June 30, 2020	$1,452	$(369)	$291	$1,374

Balance - April 1, 2019	$(608)	$(381)	$235	$(754)
Other comprehensive income (loss) before reclassifications	770	—	42	812
Amounts reclassified from accumulated other comprehensive income	—	2	(31)	(29)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income	770	2	11	783
Balance - June 30, 2019	$162	$(379)	$246	$29

January 1, 2020	$303	$(374)	$262	$191
Other comprehensive income (loss) before reclassifications	1,157	—	99	1,256
Amounts reclassified from accumulated other comprehensive income	—	5	(70)	(65)
Reclassification adjustment for gains realized in income	(8)	—	—	(8)
Other comprehensive income	1,149	5	29	1,183
Balance - June 30, 2020	$1,452	$(369)	$291	$1,374

January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income (loss) before reclassifications	1,841	—	80	1,921
Amounts reclassified from accumulated other comprehensive income	—	3	(62)	(59)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive income	1,841	3	18	1,862
Balance - June 30, 2019	$162	$(379)	$246	$29

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

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)

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

ASU 2020-03 - Codification Improvements to Financial Instruments

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

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)" provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$3,753	$—	$3,753
Residential collateralized mortgage obligations - GSE	—	42,371	—	42,371
Residential mortgage backed securities - GSE	—	18,168	—	18,168
Obligations of state and political subdivisions	—	31,623	—	31,623
Trust preferred debt securities - single issuer	—	1,327	—	1,327
Corporate debt securities	17,756	11,573	—	29,329
Other debt securities	—	25,090	—	25,090
Interest rate lock derivative	—	354	—	354
Total	$17,756	$134,259	$—	$152,015

	December 31, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$764	$—	$764
Residential collateralized mortgage obligations - GSE	—	53,175	—	53,175
Residential mortgage backed securities - GSE	—	18,387	—	18,387
Obligations of state and political subdivisions	—	33,519	—	33,519
Trust preferred debt securities - single issuer	—	1,442	—	1,442
Corporate debt securities	11,151	12,128	—	23,279
Other debt securities	—	25,216	—	25,216
Interest rate lock derivative	—	159	—	159
Total	$11,151	$144,790	$—	$155,941

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2020
Impaired loans	$—	$—	$3,833	$3,833
Other real estate owned	—	—	93	93
December 31, 2019
Impaired loans	$—	$—	$7,092	$7,092
Other real estate owned	—	—	93	93

Impaired loans measured at fair value and included in the above table at June 30, 2020 consisted of seven loans having an aggregate recorded investment of $4.0 million and specific loan loss allowance of $125,000. Impaired loans measured at fair value and included in the above table at December 31, 2019 consisted of twelve loans having an aggregate balance of $7.2 million with specific loan loss allowance of $69,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2020
Impaired loans	$3,833	Appraisal of collateral (1)	Appraisal adjustments (2)	0.5% - 26.6% (11.5%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)
December 31, 2019
Impaired loans	$7,092	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.

(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
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
The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$12,582	$12,582	$—	$—	$12,582
Securities available for sale	151,661	17,756	133,905	—	151,661
Securities held to maturity	94,440	—	97,567	—	97,567
Loans held for sale	11,129	—	11,424	—	11,424
Net loans	1,343,310	—	—	1,385,404	1,385,404
SBA servicing asset	819	—	1,245	—	1,245
Interest rate lock derivative	354	—	354	—	354
Accrued interest receivable	5,740	—	5,740	—	5,740
FHLB stock	5,882	—	5,882	—	5,882
Deposits	(1,409,392)	—	(1,412,108)	—	(1,412,108)
Short-term borrowings	(107,250)	—	(107,250)	—	(107,250)
Redeemable subordinated debentures	(18,557)	—	(10,808)	—	(10,808)
Accrued interest payable	(1,296)	—	(1,296)	—	(1,296)

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,842	$14,842	$—	$—	$14,842
Securities available for sale	155,782	11,151	144,631	—	155,782
Securities held to maturity	76,620	—	78,223	—	78,223
Loans held for sale	5,927	—	6,093	—	6,093
Net loans	1,206,757	—	—	1,243,088	1,243,088
SBA servicing asset	930	—	1,245	—	1,245
Interest rate lock derivative	159	—	159	—	159
Accrued interest receivable	4,945	—	4,945	—	4,945
FHLB stock	4,176	—	4,176	—	4,176
Deposits	(1,277,362)	—	(1,278,166)	—	(1,278,166)
Short-term borrowings	(92,050)	—	(92,050)	—	(92,050)
Redeemable subordinated debentures	(18,557)	—	(12,837)	—	(12,837)
Accrued interest payable	(1,592)	—	(1,592)	—	(1,592)

Loan commitments and standby letters of credit as of June 30, 2020 and December 31, 2019 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At June 30, 2020, the Company had 35 operating leases under which the Company is a lessee. Of the 35 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 10 leases for office equipment, which are primarily copiers and printers, and two automobile leases. None of these leases include extensions and generally have three to five year terms.

The Company does not have any finance leases.

During the three and six months ended June 30, 2020 and 2019, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2019	2018
Operating lease cost:
Fixed rent expense and equipment expense	$670	$492	$1,337	$976
Variable rent expense	—	—	—	—
Short-term lease expense	11	2	23	4
Sublease income	—	—	—	—
Net lease cost	$681	$494	$1,360	$980

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2019	2018
Lease cost - occupancy expense	$626	$430	$1,240	$857
Lease cost - other expense	55	64	120	123
Net lease cost	$681	$494	$1,360	$980

During the six months ended June 30, 2020 and 2019, the following cash and non-cash activities were associated with the leases:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,266	$868

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	144	412

The future payments due under operating leases at June 30, 2020 and 2019 were as follows:

	At June 30
(In thousands)	2020	2019
Due in less than one year	$2,058	$1,832
Due in one year but less than two years	2,030	1,816
Due in two years but less than three years	2,021	1,788
Due in three years but less than four years	1,929	1,784
Due in four years but less than five years	1,766	1,687
Thereafter	14,243	12,865
Total future payments	$24,047	$21,772
Less: Implied interest	(6,011)	(5,751)
Total lease liability	$18,036	$16,021

As of June 30, 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of June 30, 2020, the weighted-average remaining lease term for all operating leases is 14.9 years. The weighted average discount rate associated with the operating leases as of June 30, 2020 was 3.35%.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc., 204 South Newman Street Corp. and 249 New York Avenue, LLC.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three and six months ended June 30, 2020 and financial condition at June 30, 2020 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of results to be attained for any other periods.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “2019 Form 10-K”), as well as the risk factors set forth under Part I, Item 1A of the 2019 Form 10-K, as modified and supplemented by the risk factors under Part II, Item 1A of the Company’s Form 10-Q for the period ended March 31, 2020, as filed with the SEC on May 11, 2020.

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

In addition, statements about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of the pandemic on our employees, customers, business and third-parties with which we conduct business.

Although management has taken certain steps to mitigate any negative effect of the aforementioned factors and the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances, except as required by law.

OVERVIEW

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

On November 8, 2019, the Company and the Bank completed the merger of Shore Community Bank (“Shore”) with and into the Bank (the "Shore Merger"). Shore’s results of operations have been included in the Company’s Consolidated Financial Statements since November 8, 2019. Therefore, comparisons of the Company’s Consolidated Financial Statements from before and after the Shore Merger are impacted by the inclusion of former Shore operations after November 7, 2020. See Note 2 - Acquisition of Shore Community Bank - for further information.

COVID-19 Impact and Response

The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020 has created widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. Mandated business and school closures, restrictions on travel and social distancing have resulted in almost all businesses and employees being adversely impacted. The businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted. As a result of the recent emergence of the pandemic and the uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO").

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”)
Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020.

In the Company's Form 10-Q for the quarter ended March 31, 2020, the Company reported the initial steps that it took in response to the sudden emergence of the COVID-19 global pandemic. During the second quarter of 2020, the Company continued to work with its customers who were severely impacted by the economic disruption. Management significantly increased the provision for loan losses in response to the deterioration in the economic environment and higher potential incurred losses in the loan portfolio. Management may further increase the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

To protect our employees and customers we have:

•	Effective March 24, 2020 adjusted branch hours and temporarily closed our branch lobbies to customers, except on an appointment only basis and deployed 50% of the staff to work remotely.

•	Continued to service our customers through drive-up facilities, ATMs and our robust technology capabilities that allow customers to execute transactions and apply for residential mortgage loans through our website
www.momentummortgage.com utilizing their mobile devices and computers.

•	Provided our employees with masks, gloves and hand sanitizer.

•	Installed protective shields and partitions in branch offices and social distancing markings.

•	Effective June 22, 2020 re-opened our lobby facilities and require that customers entering our locations to have face coverings.

To support our loan and deposit customers and the communities we serve:

•
We are working tirelessly to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted. As of June 30, 2020, $147.5 million of loans ($139.1 million of commercial loans and $8.4 million of consumer loans) were modified to provide deferral of interest and or principal by borrowers for up to 90 days.

•
In connection with the review of the adequacy of the allowance for loan losses at June 30, 2020, management reviewed over 81% of the $139.1 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days and also reviewed over 97% of the hotel loans and 87% of the restaurant-food service loans.

•
As a long-standing Small Business Administration (“SBA”) preferred lender, we are actively participating in the SBA’s Paycheck Protection Program (“PPP”) established under the CARES Act. As of June 30, 2020, we have funded 459 SBA PPP loans totaling $75.1 million.

•
We registered to utilize the Main Street New Loan Facility (“Facility”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the CARES Act to provide financing to our customers and communities. This Facility is intended to facilitate lending by banks to small and medium sized businesses, which we believe may be beneficial to certain of our customers.

•
We are participating in the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”) and may pledge the SBA PPP loans to collateralize a like amount of borrowings from the Federal Reserve at a favorable interest rate of 0.35% up to a 2 year term.

Modification of Loans and Deferral of Payments
During the six months ended June 30, 2020, $139.1 million of commercial loans and $8.4 million of consumer loans had been modified to provide deferral of interest and or principal by borrowers for up to 90 days. Deferrals for $49.2 million of these modified loans expired during July 2020, at which time a full monthly loan payment was due. As of July 31, 2020, customers had made the required monthly loan payments on $45.6 million of these loans, payments were due on $2.6 million of these loans and one loan relationship totaling $1.0 million received a second modification to extend the deferral for another 90 days.
As of July 31, 2020, loan deferrals totaled $99.4 million and were comprised of $94.3 million of commercial loans and $5.1 million of consumer loans.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Summary

The Company reported net income of $3.7 million and diluted earnings per share of $0.36 for the three months ended June 30, 2020 compared to net income of $3.4 million and diluted earnings per share of $0.39 for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income was $7.1 million and diluted earnings per share were $0.69 compared to net income of $6.8 million, or $0.78 per diluted share, for the six months ended June 30, 2019. The decrease in diluted earnings per share is due primarily to an increase in the average number of shares outstanding in 2020 compared to 2019 as a result of the issuance of 1,509,275 shares of common stock as consideration in the Shore Merger.

Return on average total assets and return on average shareholders' equity were 0.89% and 8.50%, respectively, for the three months ended June 30, 2020 compared to return on average total assets and return on average shareholders' equity of 1.10% and 10.22%, respectively, for the three months ended June 30, 2019. Return on average total assets and return on average shareholders' equity were 0.89% and 8.26%, respectively, for the six months ended June 30, 2020 compared to return on average assets and return on average shareholders' equity of 1.14% and 10.49%, respectively, for the six months ended June 30, 2019. Book value per share was $17.37 at June 30, 2020 compared to $16.74 at December 31, 2019.

Management anticipates that the Company’s results of operations and net income will continue to be impacted for the foreseeable future due to the economic disruption related to the COVID-19 pandemic.

•
The provision for loan losses and allowance for loan losses may increase as borrowers continue to be negatively affected by the contraction of economic activity and the dramatic increase in unemployment.

•
Due to the asset sensitive nature of the Company’s balance sheet, the Federal Reserve’s reduction in the targeted fed funds rate to zero to 0.25% and the concomitant decline in the prime rate to 3.25% in March 2020 caused a reduction in the average yield of loans tied to the prime rate and the net interest margin declined in the second quarter of 2020. The net interest margin was also impacted by the funding of the PPP loans with a 1.0% interest rate, which will be partially offset by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and the extent to which the PPP loans become grants that are repaid by the SBA over the next two years. The net interest margin and the net interest income may decline in future periods if the Company cannot reduce the cost of interest-bearing liabilities at the same time and to the same extent as the decline in the average yield of assets.

•
It is expected that residential real estate sales, and therefore the origination and sale of residential mortgages may decline as a result of the restrictions implemented to contain the spread of COVID-19, such as business closures and social distancing measures. This decline in turn, would result in lower gain on sales of loans and a decrease in non-interest income.

•	A significant increase in non-performing loans could result in increased non-interest expense due to higher expenses for loan collection and recovery costs.

During the second quarter of 2020, management determined that a triggering event had occurred with respect to goodwill, which required a review of goodwill for impairment. Management completed its review of goodwill and concluded that it was more likely than not that the fair value of goodwill exceeded the carrying amount of goodwill at June 30, 2020. Accordingly, goodwill was not impaired at June 30, 2020.

The effects of the COVID-19 pandemic could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a new goodwill impairment test and could result in an impairment charge being necessary in the future. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. It is expected that any such charge would have no impact on tangible capital or regulatory capital.

Second Quarter 2020 Highlights

•	Return on average total assets and return on average shareholders' equity were 0.89% and 8.50%, respectively.

•	Net interest income was $13.8 million and net interest margin was 3.64% on a tax equivalent basis.

•	A provision for loan losses of $2.1 million was recorded for the second quarter of 2020 and there were no charge-offs.

•
Total loans were $1.4 billion at June 30, 2020 and increased $138.0 million from March 31, 2020. Mortgage warehouse loans increased $72.3 million and commercial real estate loans increased $15.4 million from March 31, 2020.

•	During the second quarter of 2020, the Bank funded $75.1 million in SBA PPP loans under the CARES Act.

•	Total deposits were $1.4 billion at June 30, 2020 and increased $111.4 million with non-interest demand deposits increasing $98.1 million from March 31, 2020.

•	Non-performing assets were $14.0 million, or 0.80% of total assets at June 30, 2020, relatively unchanged from March 31, 2020, and included $470,000 of other real estate owned ("OREO").

The following table reflects the reconciliation of non-GAAP measures for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Adjusted net income
Net income	$3,690	$3,370	$7,111	$6,767
Adjustments:
Merger-related expenses	—	258	64	273
Income tax effect of adjustments	—	(77)	(19)	(82)
Adjusted net income	$3,690	$3,551	$7,156	$6,958

Adjusted earnings per diluted share
Adjusted net income	$3,690	$3,551	$7,156	$6,958
Diluted shares outstanding	10,248,156	8,696,943	10,256,481	8,692,063
Adjusted net income per diluted share	$0.36	$0.41	$0.70	$0.80

Adjusted return on average total assets
Adjusted net income	$3,690	$3,551	$7,156	$6,958
Average assets	1,668,600	1,227,743	1,609,991	1,198,211
Adjusted return on average total assets	0.89%	1.16%	0.89%	1.17%

Adjusted return on average shareholders' equity
Adjusted net income	$3,690	$3,551	$7,156	$6,958
Average equity	174,603	132,222	173,217	130,099
Adjusted return on average shareholders' equity	8.50%	10.77%	8.31%	10.79%

Book value and tangible book value per common share
Shareholders' equity			$177,484	$135,075
Less: goodwill and intangible assets			36,563	12,196
Tangible shareholders' equity			140,921	122,879
Shares outstanding			10,219,048	8,648,993
Book value per common share			$17.37	$15.62
Tangible book value per common share			$13.79	$14.21

[1]  The Company used the non-GAAP financial measures, Adjusted net income, Adjusted net income per diluted share, Adjusted return on average total assets, Adjusted return on average shareholders' equity and tangible book value per common share, because the Company believes that it is helpful to readers in understanding the Company's financial performance and the effect on its financial statements of the merger-related expenses related to the Shore Merger in 2019. These non-GAAP measures improve the comparability of the current period results with the results of the prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's GAAP financial results.

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
Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 81.7% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2020 compared to 84.0% of net revenues for the three months ended June 30, 2019. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended June 30, 2020 and 2019. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended June 30, 2020			Three months ended June 30, 2019
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$16,807	$4	0.10%	$7,650	$47	2.46%
Investment securities:
Taxable	168,415	852	2.02%	166,287	1,215	2.92%
Tax-exempt (1)	82,709	627	3.03%	57,425	534	3.72%
Total investment securities	251,124	1,479	2.36%	223,712	1,749	3.13%
Loans: (2)
Commercial real estate	579,640	7,791	5.32%	403,980	5,187	5.08%
Mortgage warehouse lines	223,696	2,284	4.08%	151,929	2,214	5.76%
Construction	140,593	1,992	5.70%	158,097	2,768	7.02%
Commercial business	145,209	1,567	4.34%	122,005	1,833	6.03%
SBA PPP loans	54,285	348	2.58%	—	—	—%
Residential real estate	87,878	952	4.29%	47,280	523	4.42%
Loans to individuals	28,809	316	4.34%	21,964	292	5.26%
Loans held for sale	14,472	114	3.15%	4,104	42	4.09%
All other loans	890	10	4.44%	895	10	4.42%
Total loans	1,275,472	15,374	4.85%	910,254	12,869	5.67%
Total interest-earning assets	1,543,403	$16,857	4.39%	1,141,616	$14,665	5.15%
Non-interest-earning assets:
Allowance for loan losses	(10,232)			(8,755)
Cash and due from banks	11,712			10,968
Other assets	123,717			83,914
Total non-interest-earning assets	125,197			86,127
Total assets	$1,668,600			$1,227,743
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$425,347	$611	0.58%	$340,048	$683	0.81%
Savings accounts	271,772	547	0.81%	191,586	464	0.97%
Certificates of deposit	353,160	1,566	1.78%	266,662	1,524	2.29%
Federal Reserve Bank PPPLF borrowings	3,970	3	0.30%	—	—	—%
Short-term borrowings	35,679	45	0.51%	39,187	257	2.63%
Redeemable subordinated debentures	18,557	106	2.26%	18,557	192	4.14%
Total interest-bearing liabilities	1,108,485	$2,878	1.04%	856,040	$3,120	1.46%
Non-interest-bearing liabilities:
Demand deposits	356,322			215,530
Other liabilities	29,190			23,951
Total non-interest-bearing liabilities	385,512			239,481
Shareholders’ equity	174,603			132,222
Total liabilities and shareholders’ equity	$1,668,600			$1,227,743
Net interest spread (3)			3.35%			3.69%
Net interest income and margin (4)		$13,979	3.64%		$11,545	4.06%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the six months ended June 30, 2020 and 2019. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Six months ended June 30, 2020			Six months ended June 30, 2019
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$20,682	$93	0.90%	$7,490	$94	2.53%
Investment securities:
Taxable	168,393	1,908	2.27%	163,454	2,485	3.04%
Tax-exempt (1)	73,954	1,182	3.20%	58,621	1,093	3.73%
Total investment securities	242,347	3,090	2.55%	222,075	3,578	3.22%
Loans: (2)
Commercial real estate	577,140	15,146	5.19%	397,154	10,199	5.11%
Mortgage warehouse lines	199,485	4,319	4.33%	137,741	4,038	5.86%
Construction	144,044	4,171	5.82%	156,987	5,430	6.98%
Commercial business	144,001	3,370	4.71%	122,456	3,655	6.02%
SBA PPP loans	27,143	348	2.58%	—	—	—%
Residential real estate	89,119	1,948	4.32%	47,277	1,058	4.45%
Loans to individuals	29,653	708	4.72%	22,353	567	5.05%
Loans held for sale	9,229	149	3.23%	2,741	58	4.23%
All other loans	1,346	20	2.94%	936	21	4.46%
Total loans	1,221,160	30,179	4.97%	887,645	25,026	5.69%
Total interest-earning assets	1,484,189	$33,362	4.52%	1,117,210	$28,698	5.18%
Non-interest-earning assets:
Allowance for loan losses	(9,843)			(8,645)
Cash and due from banks	12,547			11,060
Other assets	123,098			78,586
Total non-interest-earning assets	125,802			81,001
Total assets	$1,609,991			$1,198,211
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$413,592	$1,371	0.67%	$337,516	$1,257	0.75%
Savings accounts	268,413	1,151	0.86%	190,387	889	0.94%
Certificates of deposit	356,521	3,440	1.94%	257,251	2,842	2.23%
Federal Reserve Bank PPPLF borrowings	1,984	3	0.30%	—	—	—%
Short-term borrowings	27,298	107	0.79%	32,729	430	2.65%
Redeemable subordinated debentures	18,557	258	2.75%	18,557	391	4.21%
Total interest-bearing liabilities	1,086,365	$6,330	1.17%	836,440	$5,809	1.40%
Non-interest-bearing liabilities:
Demand deposits	319,920			211,575
Other liabilities	30,489			20,097
Total non-interest-bearing liabilities	350,409			231,672
Shareholders’ equity	173,217			130,099
Total liabilities and shareholders’ equity	$1,609,991			$1,198,211
Net interest spread (3)			3.35%			3.78%
Net interest income and margin (4)		$27,032	3.66%		$22,889	4.13%
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

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net interest income was $13.8 million for the three months ended June 30, 2020 and increased $2.4 million, or 21.1%, compared to net interest income of $11.4 million for the three months ended June 30, 2019. Total interest income was $16.7 million for the three months ended June 30, 2020 compared to $14.6 million for the three months ended June 30, 2019. The increase in total interest income was primarily due to a net increase of $365.2 million in average loans, reflecting growth in all segments of the loan portfolio except construction loans, and includes $54.3 million in average new SBA PPP loans. The growth in average loans included approximately $201.9 million of loans from the Shore Merger. Average interest-earning assets were $1.5 billion with a tax-equivalent yield of 4.39% for the second quarter of 2020 compared to average interest-earning assets of $1.1 billion, with a tax-equivalent yield of 5.15%, for the second quarter of 2019. The yield on average interest-earning assets for the second quarter of 2020 declined 76 basis points to 4.39%, primarily due to the sharp decline in market interest rates beginning in the third quarter of 2019 and continuing through the second quarter of 2020. The Federal Reserve reduced the targeted federal funds rate 50 basis points in the third quarter of 2019, 25 basis points in the fourth quarter of 2019 and, in response to the COVID-19 pandemic, further reduced the targeted federal funds rate by 150 basis points in March 2020. The prime rate was 5.50% in the second quarter of 2019. As a result of the reductions in the targeted federal funds rate in 2019 and 2020, the prime rate declined to 4.75% in October 2019 and declined further to 3.25% in March 2020. The Bank had approximately $487.0 million of loans with an interest rate tied to the prime rate and approximately $49.3 million of loans with an interest rate tied to either 1 or 3-month LIBOR at June 30, 2020. The results for the second quarter of 2020 reflected the impact of the lower prime rate on loan interest income for a full quarter.

Interest expense on average interest-bearing liabilities was $2.9 million, with an interest cost of 1.04%, for the second quarter of 2020, compared to $3.5 million, with an interest cost of 1.30%, for the first quarter of 2020 and $3.1million, with an interest cost of 1.46%, for the second quarter of 2019. Despite an increase of $252.4 million in average interest-bearing liabilities for the second quarter of 2020 compared to the second quarter of 2019, interest expense declined $242,000 for the comparable period largely due to a decline in interest rates paid on deposits, borrowings and the redeemable subordinated debentures as a direct result of the falling interest rate environment. The average cost of interest-bearing deposits was 1.04% for the second quarter of 2020, 1.27% for the first quarter of 2020 and 1.35% for the second quarter of 2019. The lower interest cost of interest-bearing deposits for the second quarter of 2020 compared to the second quarter of 2019 primarily reflects a sharp decline in market interest rates beginning in the fourth quarter of 2019 and continuing through the first six months of 2020. The interest rates paid on deposits generally do not adjust quickly to sharp changes in market interest rates and decline over time in a falling interest rate environment. The growth in average interest-bearing liabilities included average interest-bearing deposits of $172.6 million acquired in the Shore Merger. Of the total increase in average interest-bearing liabilities, certificates of deposit increased $86.5 million, which generally have a higher interest cost than other types of interest-bearing deposits. At June 30, 2020, there were $266 million of certificates of deposit with an average interest cost of 1.60% that mature within the next 12 months. Management will continue to adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis decreased 42 basis points to 3.64% for the second quarter of 2020 compared to 4.06% for the second quarter of 2019 due primarily to the 76 basis point decline in the yield of average interest-earning assets, partially offset by the 42 basis points decline in the interest cost of average interest-bearing liabilities. Due to the sharp decline in the prime rate in the third and fourth quarters of 2019 followed by the further decline in the prime rate in March of 2020, the yield of loans declined 82 basis points to 4.85% and the interest cost of interest-bearing liabilities was not reduced as quickly and to the same extent as the decline in the yield of loans.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
For the six months ended June 30, 2020, net interest income increased $4.1 million, or 18.2%, to $26.8 million compared to $22.7 million for the comparable period in 2019. Total interest income was $33.1 million for the six months ended June 30, 2020 compared to $28.5 million for the six months ended June 30, 2019. This increase was due primarily to the $333.5 million increase in average loans, reflecting growth in all segments of the loan portfolio except construction loans and includes $27.1 million in average SBA PPP loans. The increase in average loans included approximately $204.4 million of loans acquired from Shore Merger. Average interest-earning assets increased $367.0 million to $1.48 billion for the six months ended June 30, 2020 compared to $1.12 billion for the same period in 2019. This increase was due primarily to the $333.5 million increase in average loans, a $20.3 million increase in average total investment securities and a $13.2 million increase in average federal funds sold/short-term investments. The tax-equivalent yield on average interest earnings assets was 4.52% for the six months ended June 30, 2020 compared to 5.18% for the same period in the prior year. The decline of 66 basis points in tax-equivalent yield year over year was due primarily to the steady decline in market interest rates since late 2019 and into the first half of 2020. The Federal Reserve reduced the targeted federal funds rate in the third and fourth quarters of 2019 and a further sharp decline in March 2020 in response to the COVID-19 pandemic. As a result of the reductions in the targeted federal funds rate, the prime rate declined to 3.25% in March 2020 compared to 5.50% in June 2019.

Interest expense on average interest-bearing liabilities was $6.3 million, with an interest cost of 1.17%, for the six months ended June 30, 2020 compared to $5.8 million, with an interest cost of 1.40%, for the same period in the prior year. The interest cost declined 23 basis points at June 30, 2020 compared to June 30, 2019 largely due to lower market interest rates. The increase in average interest-bearing liabilities included average interest-bearing deposits of $174.6 million acquired in the Shore Merger. Of the total increase in average interest-bearing liabilities of $249.9 million, certificates of deposit, which generally have a higher interest cost than non-maturity deposits, increased $99.3 million. Management will continue to monitor the interest rates paid on deposits and adjust them based on then current market conditions.

The net interest margin on a tax-equivalent basis was 3.66% for the six months ended June 30, 2020 compared to 4.13% for the six months ended June 30, 2019. The 47 basis points decline in the net interest margin year over year was a result of a decline of 66 basis points in the yield of average interest-bearing assets, which was partially offset by a decline of 23 basis points in interest cost of the average interest-bearing liabilities.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. As a result of the economic and social disruption caused by the COVID-19 pandemic, in the second quarter of 2020 management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with special emphasis on hotel and restaurant-food service industries as most likely to be adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The Company recorded a provision for loan losses of $2.1 million for the second quarter of 2020 compared to a provision for loan losses of $400,000 for the second quarter of 2019. The significant increase in the provision for loan losses in the second quarter of 2020 included an additional provision of approximately $1.2 million that reflected an increase in the qualitative factors attributed to the modification and deferral of principal and or interest up to 90 days on $147.5 million of loans at June 30, 2020. As a result of the deferral of payments requested by and granted to these borrowers, management concluded that, although these loans generally were credit rated “Watch,” the deferral of payments indicated a somewhat weaker financial strength than “Pass” credit rated loans warranting an additional reserve for estimated incurred losses. During the second quarter of 2020, total loans downgraded to credit ratings of “Special Mention”, “Substandard” and “Doubtful” were $8.9 million, $5.2 million and $151,000, respectively. As a result of these downgrades, an additional provision for loan losses of approximately $850,000 was recorded. The higher provision also reflects, to a lesser extent, the growth and change in mix of the loan portfolio. At June 30, 2020 total loans were $1.4 billion and the allowance for loan losses was $12.1 million, or 0.89% of total loans, compared to total loans of $967.8 million and an allowance for loan losses of $8.6 million, or 0.89% of total loans, at June 30, 2019. Included in loans at June 30, 2020 were $200.0 million of loans that were acquired in the Shore Merger. Acquisition accounting for the Shore Merger in 2019 and the New Jersey Community Bank (“NJCB”) merger in 2018 resulted in the former Shore and NJCB loans being recorded at their fair value and no allowance for loan losses as of the effective time of the respective mergers. The unaccreted general credit fair value discounts related to the former Shore and NJCB loans were approximately $1.9 million and $0.6 million at June 30, 2020, respectively. In addition, at June 30, 2020 there were $75.1 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no reserve was provided.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
The Company recorded a provision for loan losses of $3.0 million for the six months ended June 30, 2020, representing an increase of $2.3 million from a provision for loan losses of $700,000 for the six months ended June 30, 2019. The significant increase in the provision for loan losses for the first six months of 2020 was to reserve for the estimated increase in incurred loan losses due primarily to the economic and social disruption caused by the COVID-19 pandemic. The principal components of the increase were: a provision of $388,000, which reflected an increase in the qualitative factors for national and local economic conditions due to the weakening economic operating environment; a provision of $1.2 million for an increase in the qualitative factors attributed to the modification of loans and deferral of principal and or interest on $147.5 million of loans; and an $850,000 provision related to the downgrade of the credit ratings on certain loans. The higher provision also reflects, to a lesser extent, the growth and change in mix of the loan portfolio. Net charge-offs were $165,000 for the six months ended June 30, 2020 compared to $481,000 for the six months ended June 30, 2019.

Non-Interest Income

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Non-interest income was $3.1 million for the second quarter of 2020, representing an increase of $930,000, or 42.9%, compared to $2.2 million for the second quarter of 2019. The significant increase in non-interest income was driven primarily by a $961,000 increase in gain on the sales of loans.

For the second quarter of 2020, residential mortgage banking operations originated approximately $76.0 million of residential mortgages, sold $76.6 million of residential mortgages and recorded $2.1 million of gain on sales of loans compared to $26.2 million of residential mortgages originated, $28.3 million of residential mortgage loans sold and $878,000 of gain on sales of loans recorded for the second quarter of 2019. The residential mortgage loan pipeline was $48.6 million at June 30, 2020 and was comprised 60% of refinance and 40% of purchase loan applications and commitments for mortgages. Management believes that the increase in residential mortgage loans sold was due primarily to increased residential mortgage lending activity as a result of lower mortgage interest rates in the 2020 period compared to the 2019 period.

Due to the disruption and uncertainty caused by the COVID-19 pandemic, no SBA loans were originated or sold and no gain on sales of loans was recorded for the second quarter of 2020 compared to $4.7 million of SBA loans sold and gain on sales of loans of $282,000 recorded for the second quarter of 2019. However, SBA lending activity continued during the second quarter of 2020 and at June 30, 2020 the SBA pipeline of applications and commitments was $7.7 million.

Service charges on deposit accounts for the three months ended June 30, 2020 decreased $27,000 compared to the three months ended June 30, 2019 primarily due to lower overdraft fees. Income on Bank-owned life insurance (“BOLI”) for the three months ended June 30, 2020 increased $115,000 compared to the three months ended June 30, 2019 due primarily to the increase in BOLI acquired in the Shore Merger. Other income decreased $129,000 for the second quarter of 2020 compared to the second quarter of 2019 primarily due to a gain from the sale of OREO of $137,000 in the second quarter of 2019.

In future periods, sales of residential mortgages may decline due to a lower level of refinancing activity and or a lower level of residential home purchases due to the economic and social disruption caused by the COVID-19 pandemic. A decline in sales of residential mortgages could result in lower gain on sales of loans and a decline of non-interest income. The origination and sale of SBA loans may continue to be depressed due to lower demand for financing by customers.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Total non-interest income for the six months ended June 30, 2020 increased $1.5 million, or 37.7%, to $5.5 million compared to total non-interest income of $4.0 million for the six months ended June 30, 2019 due primarily to increases in gain on the sales of loans.
The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. For the six months ended June 30, 2020, $115.8 million of residential mortgages were originated and $110.6 million of residential mortgages were sold, which generated gain on sales of loans of $3.3 million, as compared to $54.1 million of residential mortgages originated and $47.9 million of residential mortgage sold, which generated gain on sales of loans of $1.6 million, for the six months ended June 30, 2019. The increase in residential mortgage loans sold was due primarily to increased residential mortgage lending activity due to a lower interest rate environment for the first six months of 2020 compared to the same period in 2019.
For the six months ended June 30, 2020, SBA loan sales were $2.7 million and gain on sales of loans of $226,000 was recorded compared to $7.9 million of SBA loans sold and gain on sales of loans of $612,000 recorded for the six months ended June 30, 2019.
Service charges on deposit accounts increased modestly to $345,000 for the six months ended June 30, 2020 from $325,000 for the six months ended June 30, 2019.
For the six months ended June 30, 2020, income on BOLI increased $155,000 to $444,000, due primarily to the increase in BOLI acquired in the Shore Merger compared to $289,000 for the six months ended June 30, 2019. Other income decreased $59,000 to $1.1 million compared to $1.2 million for the six months ended June 30, 2019 in part due to a gain on the sale of OREO of $137,000 recorded in the second quarter of 2019.

Non-Interest Expenses
For the three months ended June 30, 2020, non-interest expenses were $9.8 million compared to $8.6 million for the three months ended June 30, 2019, representing an increase of $1.3 million, or 14.8%. The primary reason for the increase was $950,000 of expenses due to the inclusion of the former Shore operations in the second quarter of 2020.

The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$6,001	$5,278	$12,170	$10,241
Occupancy expense	1,205	991	2,375	2,012
Data processing expenses	470	345	916	693
Equipment expense	412	295	823	619
Marketing	34	111	78	191
Telephone	129	97	254	193
Regulatory, professional and consulting fees	497	376	961	833
Insurance	127	97	246	187
Supplies	111	57	208	123
FDIC insurance expense	225	60	259	160
Other real estate owned expenses	14	34	31	82
Merger-related expense	—	258	64	273
Amortization of intangible assets	91	31	213	63
Other expenses	521	536	1,032	990
Total	$9,837	$8,566	$19,630	$16,660

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $723,000, or 13.7%, to $6.0 million for the three months ended June 30, 2020 compared to $5.3 million for the three months ended June 30, 2019, due primarily to salaries and benefits for former Shore employees ($442,000) who joined the Company, higher commissions expense of $421,000 related to the origination of residential mortgage loans primarily for sale, merit increases and increases in employee benefit expenses, which amounts were partially offset by higher deferred loan origination expenses of approximately $338,000 related to the origination of SBA PPP loans.

Occupancy expense increased $214,000, or 21.6%, to $1.2 million for the three months ended June 30, 2020, due primarily to the addition of the five former Shore branch offices and the opening of a new branch office in Long Branch in June 2019 compared to $1.0 million for the three months ended June 30, 2019.

Data processing expenses increased $125,000, or 36.2%, to $470,000 for the second quarter of 2020 compared to $345,000 for the second quarter of 2019 due primarily to the addition of the former Shore operations ($110,000) and increases in loans, deposits and other customer services.

Equipment expense increased $117,000, or 39.7%, to $412,000 in the second quarter of 2020 compared to $295,000 for the second quarter of 2019 due primarily to the addition of equipment and maintenance agreements related to the inclusion of Shore operations.

Regulatory, professional and consulting fees increased $121,000, or 32.2%, to $497,000 in the second quarter of 2020 compared to $376,000 for the second quarter of 2019 due primarily to an increase in legal services.

Supplies increased $54,000, or 94.7%, to $111,000 for the second quarter of 2020 compared to $57,000 for the second quarter of 2019 due primarily to the addition of five former Shore branch offices, the opening of a new branch in Long Branch and, in part, due to the purchase of COVID-19-related protective supplies.

FDIC insurance expense increased $165,000, or 275.0%, to $225,000 for the second quarter of 2020 from $60,000 for the second quarter of 2019, due primarily to the growth of assets, the Shore Merger and an increase in the FDIC assessment rate.

For the second quarter of 2020, there were no merger-related expenses compared to $258,000 for the second quarter of 2019 related to legal and financial advisory fees incurred for the pending Shore Merger.

Amortization of intangible assets increased $60,000, or 193.5%, to $91,000 for the three months ended June 30, 2020 compared to $31,000 for the three months ended June 30, 2019 due primarily to the $67,000 amortization of the core deposit intangible related to the Shore Merger.

Non-interest expenses may increase, if there is a significant increase in non-performing loans, due to higher expenses for loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Non-interest expenses were $19.6 million for the six months ended June 30, 2020 compared to $16.7 million for the six months ended June 30, 2019, representing an increase of $3.0 million, or 17.8%, due primarily to $1.9 million of expenses incurred in connection with the former Shore operations and general increases year-over-year due to the growth of the Company.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased $1.9 million, or 18.8%, to $12.2 million for the six months ended June 30, 2020 compared to $10.2 million for the six months ended June 30, 2019, due primarily to salaries and benefits for former Shore employees ($928,000) who joined the Company, higher commissions expense of $749,000 related to the origination of residential mortgage loans primarily for sale, merit increases and increases in employee benefit expenses.

Occupancy expense increased $363,000or 18.0% to $2.4 million for the six months ended June 30, 2020 compared $2.0 million for the six months ended June 30, 2019, due primarily to the addition of the five former Shore branch offices and the opening of a new branch in Long Branch in June 2019.

Data processing expenses increased $223,000, or 32.2%, to $916,000 for the six months ended June 30, 2020 compared to $693,000 for the six months ended June 30, 2019, due primarily to the addition of the Shore operations ($195,000) and increases in loans, deposits and other customer services.

Equipment expense increased $204,000, or 33.0%, to $823,000 for the six months ended June 30, 2020 compared to $619,000 for the six months ended June 30, 2019, due primarily to additional equipment and maintenance agreements related to the inclusion of Shore operations.

Regulatory, professional and consulting fees increased $128,000, or 15.4%, to $961,000 for the six months ended June 30, 2020 compared to $833,000 for the six months ended June 30, 2019, due primarily to an increase in legal services.

Supplies increased $85,000, or 69.1%, to $208,000 for the six months ended June 30, 2020 compared to $123,000 for the six months ended June 30, 2019, due primarily to growth of the Company, the inclusion of the former Shore operations and the purchase of COVID-19-related protective supplies.

FDIC insurance expense increased $99,000, or 61.9%, to $259,000 for the six months ended June 30, 2020 compared to $160,000 for the six months ended June 30, 2019, due primarily to the growth of assets, the acquisition of Shore and an increase in the FDIC assessment rate.

Merger-related expenses declined to $64,000 for the six months ended June 30, 2020 compared to $273,000 for the six months ended June 30, 2019, due to higher legal and financial advisory fees incurred in connection with the Shore Merger in 2019.

Amortization of intangible assets increased $150,000, or 238.1%, to $213,000 for the six months ended June 30, 2020 compared to $63,000 for the six months ended June 30, 2019, due primarily to the amortization of a core deposit intangible related to the Shore Merger.

Income Taxes

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Income tax expense was $1.3 million for the second quarter of 2020, which resulted in an effective tax rate of 26.0%, compared to income tax expense of $1.3 million, which resulted in an effective tax rate of 27.3% for the second quarter of 2019. The reduction in the effective tax rate for 2020 was due primarily to the 1.00% lower New Jersey state statutory rate in 2020 than in 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Income tax expense was $2.6 million for the six months ended June 30, 2020, which resulted in an effective tax rate of 26.6%, compared to income tax expense of $2.6 million, which resulted in an effective tax rate of 27.5% for the six months ended June 30, 2019. The reduction in the effective tax rate for 2020 was due primarily to the 1.00% lower New Jersey state statutory tax rate in 2020 than in 2019 and the effect of non-deductible merger expenses in the 2019 period.

FINANCIAL CONDITION

June 30, 2020 compared to December 31, 2019

Total consolidated assets were $1.74 billion at June 30, 2020, representing an increase of $154.7 million from total consolidated assets of $1.59 billion at December 31, 2019. This increase was due primarily to a $139.4 million increase in total loans, a $13.7 million increase in total investment securities and a $5.2 million increase in loans held for sale. The increase in assets was funded primarily by a $132.0 million increase in total deposits and a $15.2 million increase in short-term borrowings.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.6 million at June 30, 2020 compared to $14.8 million at December 31, 2019, representing a decrease of $2.3 million. The decrease in cash and cash equivalents reflects a short-term decrease in interest-earning deposits, partially offset by an increase in cash and due from banks, due to the timing of cash flows.

Loans Held for Sale

Loans held for sale were $11.1 million at June 30, 2020 compared to $5.9 million at December 31, 2019. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 14.1% of total assets at June 30, 2020 and approximately 14.7% of total assets at December 31, 2019. Total investment securities increased $13.7 million to $246.1 million at June 30, 2020 from $232.4 million at December 31, 2019. Purchases of investment securities totaled $49.8 million during the six months ended June 30, 2020, and proceeds from calls, maturities and payments totaled $37.0 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns.  At June 30, 2020, securities available for sale were $151.7 million, representing a decrease of $4.1 million from securities available for sale of $155.8 million at December 31, 2019.

At June 30, 2020, the securities available for sale portfolio had net unrealized gains of $1.9 million compared to net unrealized gains of $414,000 at December 31, 2019.  These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At June 30, 2020, securities held to maturity were $94.4 million, representing an increase of $17.8 million from $76.6 million at December 31, 2019.  The fair value of the held to maturity portfolio was $97.6 million at June 30, 2020.

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

The following table represents the components of the loan portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$592,276	44%	$567,655	47%
Mortgage warehouse lines	297,093	22	236,672	20
Construction loans	135,182	10	148,939	12
Commercial business	216,249	16	139,271	11
Residential real estate	87,862	6	90,259	7
Loans to individuals	28,320	2	32,604	3
Other loans	128	—	137	—
Total loans	1,357,110	100%	1,215,537	100%
Deferred loan (fees) costs, net	(1,674)		491
Total loans, including deferred loans (fees) costs, net	$1,355,436		$1,216,028
Total loans increased $139.4 million, or 11.5%, to $1.4 billion at June 30, 2020 compared to $1.2 billion at December 31, 2019. Commercial business loans increased $77.0 million, which included $75.1 million in SBA PPP loans, mortgage warehouse loans increased $60.4 million and commercial real estate loans increased $24.6 million. Partially offsetting these increases, construction loans decreased $13.8 million, loans to individuals decreased $4.3 million and residential mortgage loans decreased $2.4 million.

Commercial real estate loans totaled $592.3 million at June 30, 2020, representing an increase of $24.6 million compared to $567.7 million at December 31, 2019. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of owned income-producing commercial properties.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse loans totaled $297.1 million at June 30, 2020 compared to $236.7 million at December 31, 2019. In the first six months of 2020, $2.0 billion of residential mortgage loans were financed through the mortgage warehouse funding group compared to $1.5 billion during the first six months of 2019. The higher level of funding activity was due primarily to the lower interest rate environment in 2020 than in 2019, which resulted in an increase in refinance activity in 2020 compared to 2019.

Construction loans totaled $135.2 million at June 30, 2020 compared to $148.9 million at December 31, 2019. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources. In many cases the Bank also provides the mortgage loan to the customer upon completion of the project.

Commercial business loans totaled $216.2 million at June 30, 2020 compared to $139.3 million at December 31, 2019. As a SBA preferred lender, the Bank is participating in the SBA PPP, which was established under the CARES Act and has funded $75.1 million in SBA PPP loans as of June 30, 2020. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $87.9 million at June 30, 2020 compared to $90.3 million at December 31, 2019. Loans to individuals, which are comprised primarily of home equity loans, totaled $28.3 million at June 30, 2020 compared to $32.6 million at December 31, 2019.

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

At June 30, 2020, non-performing loans increased by $9.0 million to $13.5 million from $4.5 million at December 31, 2019, and the ratio of non-performing loans to total loans increased to 1.00% at June 30, 2020 compared to 0.37% at December 31, 2019. During the six months ended June 30, 2020, $773,000 of non-performing loans were resolved, $165,000 of loans were charged-off and $9.8 million of loans were placed on non-accrual. During the first six months of 2020, a $7.5 million participation in a construction loan, $1.7 million in commercial real estate loans, a $84,000 commercial business loan, $320,000 of loans to individuals and a $162,000 residential loan were placed on non-accrual.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio for the periods indicated.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$—
Non-accrual loans	13,519	4,497
Total non-performing loans	13,519	4,497
Other real estate owned	470	571
Other repossessed assets	—	—
Total non-performing assets	13,989	5,068
Performing troubled debt restructurings	6,102	6,132
Performing troubled debt restructurings and total non-performing assets	$20,091	$11,200

Non-performing loans to total loans	1.00%	0.37%
Non-performing loans to total loans excluding mortgage warehouse lines	1.28%	0.46%
Non-performing assets to total assets	0.80%	0.32%
Non-performing assets to total assets excluding mortgage warehouse lines	0.97%	0.38%
Total non-performing assets and performing troubled debt restructurings to total assets	1.15%	0.71%

Non-performing assets increased by $8.9 million to $14.0 million at June 30, 2020 from $5.1 million at December 31, 2019. OREO totaled $470,000 at June 30, 2020 compared to $571,000 at December 31, 2019. One residential lot acquired in the Shore Merger with a carrying value of $101,000 was sold in the first quarter of 2020. OREO at June 30, 2020 was comprised of 5 residential lots acquired in the Shore Merger with a carrying value of $377,000 and land with a carrying value of $93,000 that was foreclosed in the second quarter of 2018.

At June 30, 2020, the Bank had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $318,000 are included in the above table as non-accrual loans and the remaining ten loans totaling $6.1 million were performing. At December 31, 2019, the Bank had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $345,000 are included in the above table as non-accrual loans and the remaining nine loans totaling $6.1 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At June 30, 2020, there were 12 loans acquired with evidence of deteriorated credit quality totaling $5.2 million that were not classified as non-performing loans. At December 31, 2019, there were 13 loans acquired with evidence of deteriorated credit quality totaling $5.4 million that were not classified as non-performing loans.

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

Due to the economic disruption and uncertainty caused by the pandemic, the allowance for loan losses may increase in future periods as borrowers are affected by the expected severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, downgrades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

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

In response to the COVID-19 pandemic, management identified hotel and restaurant-food service as industries that were most likely to be adversely impacted in the near-term by the economic disruption caused by the pandemic. The following table, which presents information as of June 30, 2020, summarizes the amount of loan modifications and forbearance granted, the amount of SBA PPP loans funded and the amount of loans for which the SBA will be paying the interest and principal over a six-month period within each such industry.

(Dollars in thousands)	Balance	% of Total Loans	COVID-19 Deferrals	SBA Paying P&I	PPP Loans
Hotel	$67,688	5.0%	$32,094	$1,662	$662
Restaurant-food service	47,709	3.5%	6,180	4,265	10,403

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Balance, beginning of period	$9,271	$8,402	$8,402
Provision charged to operating expenses	3,020	1,350	700
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(165)	(463)	(420)
Loans to individuals	—	(7)	—
All other loans	—	(43)	(43)
Total loans charged off	(165)	(513)	(463)
Recoveries:
Commercial business and commercial real estate	—	26	—
Loans to individuals	—	6	2
All other loans	—	—	—
Total recoveries	—	32	2
Net charge offs	(165)	(481)	(461)
Balance, end of period	$12,126	$9,271	$8,641
Loans:
At period end	$1,355,436	$1,216,028	$967,820
Average during the period	1,221,160	964,920	887,645
Net charge offs to average loans outstanding	(0.01)%	(0.05)%	(0.05)%
Net charge offs to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	(0.06)%	(0.06)%
Allowance for loan losses to:
Total loans at period end	0.89%	0.76%	0.89%
Total loans at period end excluding mortgage warehouse loans	1.15%	0.84%	1.01%
Non-performing loans	89.70%	206.16%	216.84%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of June 30, 2020 and December 31, 2019, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$6,619	1.12%	44%	$4,524	0.80%	47%
Commercial Business	1,780	0.82%	16%	1,409	1.01%	11%
Construction loans	1,661	1.23%	10%	1,389	0.93%	12%
Residential real estate loans	506	0.58%	6%	412	0.46%	7%
Loans to individuals	182	0.64%	2%	185	0.57%	3%
Subtotal	10,748	1.01%	78%	7,919	0.81%	80%
Mortgage warehouse lines	1,337	0.45%	22%	1,083	0.46%	20%
Unallocated reserves	41	—	—	269	—	—
Total	$12,126	0.89%	100%	$9,271	0.76%	100%
For the first six months of 2020, the Company recorded a provision for loan losses of $3.0 million, and net charge-offs of $165,000 compared to a provision for loan losses of $700,000, and net charge-offs of $481,000 recorded for the first six months of 2019. The higher provision for loan losses recorded for the first six months of 2020 was due primarily to (i) a reserve for the estimated increase in incurred loan losses resulting from the economic and social disruption caused by the COVID-19 pandemic; (ii) the increase in the qualitative factors attributed to the modification of loans, including the deferral of principal and or interest payments and downgrades of the credit ratings on certain loans and, (iii) to a lesser extent, the growth and change in the mix of the loan portfolio.

As part of the review of the adequacy of the allowance for loan losses at June 30, 2020, management reviewed over 81% of the $139.1 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days. Loans excluded from the review were either recently modified in June, had a balance less than $250,000 or payments were being made by the SBA for six months under the CARES Act.

As a result of this review, management concluded that although loans with modifications and deferrals of loan payments were credit rated “Watch,” the deferral of payments indicated a somewhat weaker financial strength than “Pass” credit rated loans. Therefore, an additional reserve for potential incurred losses of $1.2 million was warranted.

Management previously identified the hotel and restaurant-food service industries as most likely to be adversely impacted in the near-term by the economic disruption caused by the COVID-19 pandemic. At June 30, 2020 loans to hotel and restaurant-food service industries were $67.7 million and $47.7 million, respectively. Management reviewed over 97% of the hotel loans and over 87% of the restaurant-food service loans in the second quarter of 2020. Loans excluded from this review had a balance of less than $250,000 or payments were being made by the SBA for six months under the CARES Act.

Management also evaluated the potential that incurred losses had increased with respect to the concentrations in hotel and restaurant-food service loans. In reviewing the loans in the hotel concentration, management noted that the weighted average loan to value of the hotel loans was 55% and all loans were current, except for one loan with a balance of $1.3 million that was on non-accrual.

With the respect to the restaurant-food service concentration, management observed that the weighted average loan to value of these restaurant-food service loans was 63% and all loans with balances greater than $400,000 in this concentration were current, except for one loan with a balance of $1.8 million that was on non-accrual.

On the basis of this review and the evaluation of the loans in the hotel and restaurant-food service concentrations, management concluded that, at June 30, 2020, an increase in loan defaults would require a substantial decrease in the value of the collateral supporting these loans for there to be a significant increase in incurred losses in the hotel and restaurant-food service concentrations.

At June 30, 2020, the allowance for loan losses was $12.1 million, or 0.89% of loans, compared to $9.3 million, or 0.76% of loans, at December 31, 2019 and $8.6 million, or 0.89% of loans, at June 30, 2019. The allowance for loan losses was 89.7% of non-performing loans at June 30, 2020 compared to 206.2% of non-performing loans at December 31, 2018 and 216.8% of non-performing loans at June 30, 2019.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at June 30, 2020. However, it is expected that the economic disruption occurring due to the COVID-19 pandemic will continue to impact businesses, borrowers, employees and consumers in the second half of 2020, which may continue with increasing severity in future periods. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Demand
Non-interest bearing	$397,238	$287,555
Interest bearing	402,662	393,392
Savings	279,879	259,033
Certificates of deposit	329,613	337,382
Total	$1,409,392	$1,277,362
At June 30, 2020, total deposits were $1.41 billion, representing an increase of $132.0 million, or 10.3%, from $1.28 billion at December 31, 2019.

The increase in deposits was due primarily to a $109.7 million increase in non-interest-bearing demand deposits, a $9.3 million increase in interest-bearing demand deposits and a $20.8 million increase in savings deposits, which were offset by a $7.8 million decrease in certificates of deposit when compared to the levels at December 31, 2019. Management estimated that approximately $30.0 million of the increase in non-interest-bearing demand deposits represented proceeds from SBA PPP loans that had not been expended by the borrowers at June 30, 2020.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. If the pandemic continues for an extended period of time, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At June 30, 2020, the Company had $107.3 million of short-term borrowings from the FHLB compared to $92.1 million of short-term borrowings from the FHLB at December 31, 2019. In April 2020 the Bank began participating in the Federal Reserve's PPPLF, which is a liquidity and borrowing program to allow participating banks to borrow 100% of the SBA PPP loans funded through the SBA at an interest rate of 0.35% for up to two years.

Liquidity
At June 30, 2020, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $870.5 million, at June 30, 2020.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2020 and December 31, 2019, the Bank pledged approximately $467.0 million and $308.5 million of loans, respectively, to support the FHLB borrowing capacity. At June 30, 2020 and December 31, 2019, the Bank had available borrowing capacity of $187.4 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at June 30, 2020.
The Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility. The Bank has $75.1 million of SBA PPP loans that may be pledged to the Federal Reserve's PPPLF or to the FHLB for borrowing.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2020, the balance of cash and cash equivalents was $12.6 million.
Net cash provided by operating activities totaled $6.2 million for the six months ended June 30, 2020 compared to net cash provided by operating activities of $5.9 million for the six months ended June 30, 2019.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. The increase in cash provided by operating activities for the six months ended June 30, 2020 compared to net cash provided by operating activities for the six months ended June 30, 2019 was due primarily to the increase in net income in 2020 less the net funding (cash used) of loans held for sale of approximately $1.6 million in the first six months of 2020 compared to net sales (cash provided) of loans held for sale of approximately $1.4 million in the first six months of 2019.

Net cash used in investing activities totaled $153.7 million for the six months ended June 30, 2020 compared to $95.7 million for the six months ended June 30, 2019. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash by investing activities for the six months ended June 30, 2020 was the purchase of $49.8 million of investment securities compared to $31.3 million in the first six months of 2019. Partially offsetting these purchases was $37.0 million of payments, calls and maturities of investment securities in the first six months of 2020 compared to $21.3 million of payments, calls and maturities in the first six months of 2019. During the six months ended June 30, 2020, net loans increased $139.4 million compared to an increase in net loans of $84.9 million during the six months ended June 30, 2019. There were no sales of investment securities in the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities was $145.3 million for the six months ended June 30, 2020 compared to $103.0 million for the six months ended June 30, 2019. The primary source of funds for the 2020 period was the increase in both the deposits and short-term borrowings of $132.0 million and $15.2 million, respectively. The primary source of funds for the six months ended June 30, 2019 was the $71.2 million increase in deposits and $33.1 million increase in short-term borrowings. Management estimated that approximately $30.0 million of the increase in non-interest-bearing demand deposits represented proceeds from SBA PPP loans that had not been expended by the borrowers at June 30, 2020. The Company anticipates that these deposit balances will decline over time as the funds are used for intended business purposes; however, this deposit outflow should be partially offset as the associated SBA PPP loans are forgiven and loan reimbursement is received. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations over the next 12 months following June 30, 2020.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $6.9 million, or 4.0%, to $177.5 million at June 30, 2020 from $170.6 million at December 31, 2019.  The increase in shareholders’ equity was due primarily to an increase of $5.3 million in retained earnings and a $1.2 million increase in accumulated other comprehensive income.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. In the first six months of 2020, 6,028 shares of common stock were repurchased to satisfy income tax withholding requirements on taxable income from the vesting of restricted share grants.

Disclosure of repurchases of shares of common stock of the Company that were made during the quarter ended June 30, 2020 is set forth under Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of June 30, 2020 and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of June 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increased by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At June 30, 2020, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Common equity Tier 1 (CET1)	$139,006	9.33%	$67,083	4.50%	N/A	N/A
Total capital to risk-weighted assets	169,132	11.35%	119,179	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	157,006	10.54%	89,384	6.00%	N/A	N/A
Tier 1 leverage capital	157,006	9.65%	65,061	4.00%	N/A	N/A

As of December 31, 2019:
Common equity Tier 1 (CET1)	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Common equity Tier 1 (CET1)	$156,746	10.53%	$67,013	4.50%	$96,797	6.50%
Total capital to risk-weighted assets	168,872	11.34%	119,134	8.00%	148,918	10.00%
Tier 1 capital to risk-weighted assets	156,746	10.53%	89,351	6.00%	119,134	8.00%
Tier 1 leverage capital	156,746	9.64%	65,039	4.00%	81,298	5.00%

As of December 31, 2019:
Common equity Tier 1 (CET1)	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at June 30, 2020 a parallel shift down was not presented.
Based upon the current interest rate environment, as of June 30, 2020, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$62,128	$1,971	3.28%	$201,981	$(1,532)	(0.75)%
+200	61,132	975	1.62%	203,550	37	0.02%
—	60,157	—	—%	203,513	—	—%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2020, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the 2019 Form 10-K. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2020. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2020.

In an immediate and sustained 200 basis point increase in market interest rates at June 30, 2020, net interest income for the next 12 months would increase approximately 1.6%, when compared to a flat interest rate scenario.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

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
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
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

Changes in Internal Control Over Financial Reporting

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2020, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarter ended March 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 396,141 shares of its common stock, representing 5% of the shares of common stock outstanding on January 21, 2016, as adjusted for subsequent common stock dividends. At June 30, 2020, 388,113 shares remained available for repurchase under the common stock repurchase program. In the second quarter of 2020, there were no repurchases under the stock repurchase program from employees to withhold and remit income taxes.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
April 1, 2020	April 30, 2020	—	$—	—	388,113
May 1, 2020	May 31, 2020	—	$—	—	388,113
June 1, 2020	June 30, 2020	—	$—	—	388,113
Total		—	$—	—	388,113

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits.

3(i)
Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on Form 10-K (SEC File No. 000-32891) filed with the SEC on March 27, 2009)

3(ii)
By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K (SEC File No. 000-32891) filed with the SEC on March 15, 2019)

10.1	#
1st Constitution Bancorp 2020 Directors Stock Plan (incorporated by reference to exhibit 99 to the Company's Registration Statement on Form S-8 (SEC File No. 333-239455) filed with the SEC on June 26, 2020 )

10.2	*#	Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2020 Directors Stock Plan

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	**
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
_____________________
*    Filed herewith.
**     Furnished herewith.
#    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date:	August 7, 2020	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)