Form 10-Q
period 2020-09-30
1ST CONSTITUTION BANCORP
filed 2020-11-06
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
    As of November 3, 2020, there were 10,237,851 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$8,811	$2,547
Interest-earning deposits	11,244	12,295
Total cash and cash equivalents	20,055	14,842
Investment securities
Available for sale, at fair value	135,123	155,782
Held to maturity (fair value of $90,735 and $78,223 at September 30, 2020 and December 31, 2019, respectively)	87,811	76,620
Total investment securities	222,934	232,402
Loans held for sale	28,196	5,927
Loans	1,455,684	1,216,028
Less: allowance for loan losses	(14,450)	(9,271)
Net loans	1,441,234	1,206,757
Premises and equipment, net	14,503	15,262
Right-of-use assets	16,910	17,957
Accrued interest receivable	5,689	4,945
Bank-owned life insurance	37,131	36,678
Other real estate owned	267	571
Goodwill and intangible assets	36,471	36,779
Other assets	20,640	14,142
Total assets	$1,844,030	$1,586,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$426,528	$287,555
Interest bearing	1,084,505	989,807
Total deposits	1,511,033	1,277,362
Short-term borrowings	105,867	92,050
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	1,069	1,592
Lease liability	17,714	18,617
Accrued expenses and other liabilities	7,783	7,506
Total liabilities	1,662,023	1,415,684
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,285,229 and 10,224,974 shares issued and 10,237,520 and 10,191,676 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	110,825	109,964
Retained earnings	70,058	60,791
Treasury stock, 47,709 and 33,298 shares at September 30, 2020 and December 31, 2019, respectively	(611)	(368)
Accumulated other comprehensive income	1,735	191
Total shareholders' equity	182,007	170,578
Total liabilities and shareholders' equity	$1,844,030	$1,586,262
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$16,477	$13,316	$46,656	$38,342
Securities:
Taxable	725	1,130	2,633	3,615
Tax-exempt	504	393	1,438	1,256
Federal funds sold and short-term investments	2	35	95	129
Total interest income	17,708	14,874	50,822	43,342
INTEREST EXPENSE
Deposits	2,171	2,904	8,133	7,892
Borrowings	95	268	205	698
Redeemable subordinated debentures	90	185	348	575
Total interest expense	2,356	3,357	8,686	9,165
Net interest income	15,352	11,517	42,136	34,177
PROVISION FOR LOAN LOSSES	2,320	350	5,340	1,050
Net interest income after provision for loan losses	13,032	11,167	36,796	33,127
NON-INTEREST INCOME
Service charges on deposit accounts	126	165	471	490
Gain on sales of loans	3,396	1,351	6,987	3,556
Income on bank-owned life insurance	188	149	632	437
Gain on sales and calls of securities	79	16	97	16
Other income	947	525	2,105	1,743
Total non-interest income	4,736	2,206	10,292	6,242
NON-INTEREST EXPENSES
Salaries and employee benefits	7,106	5,231	19,276	15,472
Occupancy expense	1,222	972	3,597	2,984
Data processing expenses	486	379	1,402	1,072
FDIC insurance expense	225	(47)	484	113
Other real estate owned expenses	27	52	58	134
Merger-related expenses	—	302	64	575
Other operating expenses	1,896	1,546	5,711	4,746
Total non-interest expenses	10,962	8,435	30,592	25,096
Income before income taxes	6,806	4,938	16,496	14,273
INCOME TAXES	1,896	1,315	4,475	3,883
Net income	$4,910	$3,623	$12,021	$10,390
EARNINGS PER COMMON SHARE
Basic	$0.48	$0.42	$1.18	$1.20
Diluted	$0.48	$0.42	$1.17	$1.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,230,488	8,666,251	10,213,601	8,641,684
Diluted	10,268,951	8,722,349	10,260,477	8,698,959
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$4,910	$3,623	$12,021	$10,390
Other comprehensive income:
Unrealized holding gains on securities available for sale	435	200	1,964	2,631
Tax effect	(103)	(48)	(475)	(638)
Net of tax amount	332	152	1,489	1,993

Reclassification adjustment for losses (gains) on securities available for sale(1)	14	(16)	3	(16)
Tax effect (2)	(4)	4	(1)	4
Net of tax amount	10	(12)	2	(12)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	6	2	14	6
Tax effect	(1)	—	(4)	(1)
Net of tax amount	5	2	10	5

Pension liability	70	56	211	167
Tax effect	(20)	(18)	(62)	(49)
Net of tax amount	50	38	149	118

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(51)	(44)	(151)	(132)
Tax effect (2)	15	14	45	40
Net of tax amount	(36)	(30)	(106)	(92)

Total other comprehensive income	361	150	1,544	2,012

Comprehensive income	$5,271	$3,773	$13,565	$12,402
(1) Included in gain on sales and calls of securities on the consolidated statements of income
(2) Included in income taxes on the consolidated statements of income
(3) Included in investment securities held to maturity on the consolidated balance sheets
(4) Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2019	$80,190	$55,224	$(368)	$29	$135,075
Net income	—	3,623	—	—	3,623
Exercise of stock options and issuance of restricted shares (8,358 shares and 25,350 shares, respectively)	60	—	—	—	60
Share-based compensation	268	—	—	—	268
Cash dividends ($0.075 per share)	—	(649)	—	—	(649)
Other comprehensive income	—	—	—	150	150
Balance, September 30, 2019	$80,518	$58,198	$(368)	$179	$138,527

Balance, July 1, 2020	$110,546	$66,067	$(503)	$1,374	$177,484
Net income	—	4,910	—	—	4,910
Exercise of stock options and issuance of restricted shares (755 shares and 26,100 shares, respectively)	5	—	—	—	5
Share-based compensation	274	—	—	—	274
Cash dividends ($0.09 per share)	—	(919)	—	—	(919)
Treasury stock purchase (8,383 shares)			(108)		(108)
Other comprehensive income	—	—	—	361	361
Balance, September 30, 2020	$110,825	$70,058	$(611)	$1,735	$182,007

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2019	$79,536	$49,750	$(368)	$(1,833)	$127,085
Net income	—	10,390	—	—	10,390
Exercise of stock options and issuance of restricted shares (24,277 shares and 53,931 shares, respectively)	149	—	—	—	149
Share-based compensation	833	—	—	—	833
Cash dividends ($0.225 per share)	—	(1,942)	—	—	(1,942)
Other comprehensive income	—	—	—	2,012	2,012
Balance, September 30, 2019	$80,518	$58,198	$(368)	$179	$138,527

Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	12,021	—	—	12,021
Exercise of stock options and issuance of restricted shares (755 shares and 59,500 shares, respectively)	5	—	—	—	5
Share-based compensation	856	—	—	—	856
Cash dividends ($0.27 per share)	—	(2,754)	—	—	(2,754)
Treasury stock purchased (14,411 shares)	—	—	(243)	—	(243)
Other comprehensive income	—	—	—	1,544	1,544
Balance, September 30, 2020	$110,825	$70,058	$(611)	$1,735	$182,007
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$12,021	$10,390
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Provision for loan losses	5,340	1,050
Depreciation and amortization	1,561	1,020
Net amortization of premiums and discounts on securities	956	425
SBA loan discount accretion	(300)	(289)
Loss (gain) on sales and calls of securities available for sale	3	(16)
Gain on sales and calls of securities held to maturity	(100)	—
Gain on sales of other real estate owned	(71)	(137)
Gain on sales of loans held for sale	(6,987)	(3,556)
Originations of loans held for sale	(238,201)	(100,664)
Proceeds from sales of loans held for sale	222,919	100,502
Increase in cash surrender value on bank–owned life insurance	(557)	(437)
Gain on cash surrender value on bank-owned life insurance	(75)	—
Share-based compensation expense	856	833
Decrease in deferred tax asset	498	1,146
Noncash rent and equipment expense	144	152
(Increase) decrease in accrued interest receivable	(744)	208
(Increase) in other assets	(9,492)	(3,442)
(Decrease) increase in accrued interest payable	(523)	374
Increase (decrease) in accrued expenses and other liabilities	338	(693)
Net cash (used in) provided by operating activities	(12,414)	6,866
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(23,415)	(28,472)
Held to maturity	(32,665)	(9,101)
Proceeds from sales, calls, maturities and payments of securities:
Available for sale	45,425	27,988
Held to maturity	21,244	13,592
Proceeds from bank-owned life insurance benefits paid	179	—
Net redemption (purchase) of restricted stock	1,753	(2,062)
Net increase in loans	(239,517)	(142,053)
Capital expenditures	(248)	(657)
Proceeds from sales of other real estate owned	375	1,192
Net cash used in investing activities	(226,869)	(139,573)
FINANCING ACTIVITIES:
Exercise of stock options	5	149
Purchase of treasury shares	(243)	—
Cash dividends paid to shareholders	(2,754)	(1,942)
Net increase in deposits	233,671	72,387
Increase in short-term borrowings	13,817	66,025
Net cash provided by financing activities	244,496	136,619
Increase in cash and cash equivalents	5,213	3,912
Cash and cash equivalents at beginning of period	14,842	16,844
Cash and cash equivalents at end of period	$20,055	$20,756

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$9,209	$8,791
Income taxes	4,311	4,528
Noncash items:
Right-of-use assets	$250	$15,080
Lease liability	250	15,699

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc and 1st Constitution Real Estate Investment Corporation. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Goodwill
The Company completed its annual testing of goodwill for impairment in the fourth quarter of 2019 and concluded at that time that the fair value of the reporting unit exceeded the carrying amount of the reporting unit. In completing the impairment testing the Company identified a single reporting unit and the $35.0 million of goodwill at December 31, 2019 was assigned to the single reporting unit.

The decline in the market price of the Company’s common stock and the resulting aggregate market capitalization of the Company declining below the total amount of common shareholders’ equity at September 30, 2020, was an indication that the carrying amount of goodwill may exceed its fair value. Even though the decline in the market price of the Company’s common stock during 2020 was consistent with a broad decline in the market value of all banking company stocks and was not specific to the Company, it was a triggering event that required an evaluation of the potential impairment of goodwill.

For the third quarter of 2020, the Company performed a quantitative impairment test of goodwill utilizing a discounted cash flow valuation methodology based upon an updated five year projection of the Company’s financial performance. A discount rate was estimated utilizing the build up method with a risk free rate, an equity risk premium and a size premium. This discount rate was applied to the projected cash flows over the five year period, which included a terminal value in year five based on a multiple of the projected cash flow in year five. The year five terminal multiple was based upon the observed average market price to earnings multiple for the trailing last twelve months of earnings for companies included in the SNL US Bank Index at September 30, 2020. This multiple does not include a control premium. This estimated fair value exceeded the carrying value of shareholders’ equity at September 30, 2020 by 10.3%.

The five year projection was based on the Company’s 2020 business plan, historical operating results and internal financial models and included key assumptions for significantly elevated loan losses as a result of the COVID pandemic in the first three years of the projection. The Company’s actual financial results for the quarter ended June 30, 2020 and September 30, 2020 exceeded the financial projections for those periods.

It is not possible to know the severity and duration of the COVID-19 pandemic and the severity and duration of the economic disruption that will occur in the near term. While the Company has projected loan losses significantly higher than its historical experience in its five year projections, the actual loan losses may vary due to the uncertainty of the severity and duration of the economic disruption. Changes in market interest rates and the economic conditions in the Company’s market area may also affect the Company’s future net interest income and net income.

If the Company’s common stock price remains below the Company’s book value per common share in future periods, the Company will continue to evaluate goodwill for impairment on a quarterly basis. Changes in economic conditions, actual loan losses at levels higher than projected, changes in market interest rates and changes in discount rates and valuation multiples may affect the Company’s financial projections and valuation. The Company may determine that goodwill becomes impaired in a future period and a portion or all of the goodwill may be written off.

On the basis of the evaluation of goodwill, management concluded that it was more likely than not the fair value of the reporting unit exceeded the carrying value of the reporting unit. Accordingly, goodwill was not impaired at September 30, 2020.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

The ultimate impact of the COVID-19 pandemic on the businesses and the people in the communities that the Bank serves, and on the Company’s operations and financial performance, will depend on future developments related to the duration, extent and severity of the pandemic and measures taken by governmental and private parties in response thereto, including but not limited to the enactment of further legislation or the adoption of policies designed to deliver monetary aid and other relief to borrowers. In addition, to the extent that the Bank’s customers are not able to fulfill their contractual obligations, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may also include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO"). Similarly, the Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could also negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could also be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in Accounting Standards Codification (“ASC”) Topic 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020.

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

For the Company, the provisions of this ASU are effective for fiscal years ending after December 15, 2020. Early adoption was permitted. The adoption of this guidance in 2020 did not have a material impact on the Company's consolidated financial statements.

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

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the merger, including the use of third party valuation specialists. The measurement period may not exceed one year from the acquisition date and the measurement period for the Shore Merger is expected to end on November 7, 2020.

The following table summarizes the fair value of the acquired assets and liabilities assumed as of November 8, 2019:

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

The following table presents the projected amortization of the core deposit intangible asset for each period beginning October 1, 2020:

(Dollars in thousands)	Amount
Year
2020	$62
2021	236
2022	209
2023	182
2024	156
Thereafter	378
Total	$1,223

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

Supplemental Financial Information

The following table presents financial information regarding the former Shore operations included in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2020 under the column "Shore Nine Months Ended September 30, 2020." In addition, the table presents unaudited condensed pro forma financial information for the three and nine months ended September 30, 2019 assuming that the Shore Merger had been completed as of January 1, 2019.

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

(Dollars in thousands)	Shore Nine Months Ended September 30, 2020	Actual for the Nine Months Ended September 30, 2020	Pro Forma for the Three Months Ended September 30, 2019	Pro Forma for the Nine Months Ended September 30, 2019
Net interest income	$7,185	$42,136	$14,161	$41,936
Non-interest income	284	10,292	2,373	6,748
Non-interest expenses	2,869	30,528	9,312	29,048
Income taxes	1,108	4,494	1,731	4,939
Net income	2,997	12,066	5,171	13,528

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

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended September 30, 2020 and 2019, 54,930 and 27,930 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2020 and 2019, 41,430 and 27,930 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Net income	$4,910	$3,623	$12,021	$10,390

Basic weighted average shares outstanding	10,230,488	8,666,251	10,213,601	8,641,684
Plus: common stock equivalents	38,463	56,098	46,876	57,275
Diluted weighted average shares outstanding	10,268,951	8,722,349	10,260,477	8,698,959
Earnings per share:
Basic	$0.48	$0.42	1.18	1.20
Diluted	$0.48	$0.42	1.17	1.19

(4) Investment Securities
A summary of amortized cost and fair value of investment securities available for sale follows:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,574	$1	$(6)	$3,569
Residential collateralized mortgage obligations - GSE	41,047	533	(159)	41,421
Residential mortgage backed securities - GSE	14,478	611	(7)	15,082
Obligations of state and political subdivisions	28,538	1,026	—	29,564
Trust preferred debt securities - single issuer	1,493	—	(105)	1,388
Corporate debt securities	19,500	497	(72)	19,925
Other debt securities	24,112	323	(261)	24,174
Total	$132,742	$2,991	$(610)	$135,123

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Trust preferred debt securities - single issuer	1,492	—	(50)	1,442
Corporate debt securities	23,224	139	(84)	23,279
Other debt securities	25,378	80	(242)	25,216
Total	$155,368	$1,047	$(633)	$155,782

A summary of amortized cost, carrying value and fair value of investment securities held to maturity follows:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,831	$—	$5,831	$246	$—	$6,077
Residential mortgage backed securities - GSE	26,863	—	26,863	1,260	—	28,123
Obligations of state and political subdivisions	52,842	—	52,842	970	(10)	53,802
Trust preferred debt securities - pooled	652	(478)	174	382	—	556
Other debt securities	2,101	—	2,101	76	—	2,177
Total	$88,289	$(478)	$87,811	$2,934	$(10)	$90,735

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
Total	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

At September 30, 2020 and December 31, 2019, $89.4 million and $92.2 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at September 30, 2020 and December 31, 2019 and totaled $2.6 million and $4.3 million, respectively. Restricted stock consisted of $2.4 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at September 30, 2020 and $4.1 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2019.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2020.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$5,047	$5,041	1.11%
Due after one year through five years	28,103	29,194	2.38%
Due after five years through ten years	33,831	34,088	1.77%
Due after ten years	65,761	66,800	2.15%
Total	$132,742	$135,123	2.07%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$18,359	$18,411	2.43%
Due after one year through five years	6,279	6,464	4.56%
Due after five years through ten years	16,842	17,565	2.87%
Due after ten years	46,331	48,295	2.81%
Total	$87,811	$90,735	2.87%
During the third quarter of 2020, $2.6 million of residential mortgage backed securities that were classified as held to maturity were sold and a gain of $87,000 was recognized. The remaining par values of all of these securities that were sold were less than 15% of the original par value. Accordingly, the securities sold were considered to be equivalent to holding the securities to their maturity.

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	1	$588	$(6)	$—	$—	$588	$(6)
Residential collateralized mortgage obligations - GSE	7	7,948	(37)	11,610	(122)	19,558	(159)
Residential mortgage backed securities - GSE	3	212	(7)	—	—	212	(7)
Obligations of state and political subdivisions	3	2,782	(10)	—	—	2,782	(10)
Trust preferred debt securities - single issuer	2	—	—	1,389	(105)	1,389	(105)
Corporate debt securities	3	2,980	(19)	4,947	(53)	7,927	(72)
Other debt securities	9	—	—	14,822	(261)	14,822	(261)
Total temporarily impaired securities	28	$14,510	$(79)	$32,768	$(541)	$47,278	$(620)

	December 31, 2019
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE) and agencies	1	$764	$(10)	$—	$—	$764	$(10)
Residential collateralized mortgage obligations - GSE	39	18,328	(138)	13,300	(139)	31,628	(277)
Residential mortgage backed securities - GSE	13	5,505	(59)	—	—	5,505	(59)
Obligations of state and political subdivisions	4	2,311	(25)	527	—	2,838	(25)
Trust preferred debt securities - single issuer	2	—	—	1,442	(50)	1,442	(50)
Corporate debt securities	4	2,994	(5)	7,954	(79)	10,948	(84)
Other debt securities	12	13,692	(151)	5,598	(100)	19,290	(251)
Total temporarily impaired securities	75	$43,594	$(388)	$28,821	$(368)	$72,415	$(756)
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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $14,000 was recognized in the first nine months of 2020 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of September 30, 2020, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$2,290	$3,264	$4,263	$9,817	$606,140	$615,957	$—	$8,083
Mortgage warehouse lines	—	—	—	—	374,007	374,007	—	—
Construction	—	—	7,500	7,500	134,083	141,583	—	7,500
Commercial business	961	118	299	1,378	208,626	210,004	—	444
Residential real estate	310	882	754	1,946	86,260	88,206	92	817
Loans to individuals	—	—	300	300	27,132	27,432	—	309
Other loans	—	—	—	—	122	122	—	—
Total loans	$3,561	$4,264	$13,116	$20,941	$1,436,370	1,457,311	$92	$17,153
Deferred loan (fees) costs, net						(1,627)
Total loans						$1,455,684

The following table provides an aging of the loan portfolio by loan class at December 31, 2019:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$238	$1,927	$3,882	$6,047	$561,608	$567,655	$—	$2,596
Mortgage warehouse lines	—	—	—	—	236,672	236,672	—	—
Construction	—	—	—	—	148,939	148,939	—	—
Commercial business	381	—	330	711	138,560	139,271	—	501
Residential real estate	2,459	271	677	3,407	86,852	90,259	—	708
Loans to individuals	296	—	311	607	31,997	32,604	—	692
Other loans	—	—	—	—	137	137	—	—
Total loans	$3,374	$2,198	$5,200	$10,772	$1,204,765	1,215,537	$—	$4,497
Deferred loan costs, net						491
Total loans						$1,216,028
As provided by (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At September 30, 2020 and December 31, 2019, there were $4.0 million and $5.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income.
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

Loans graded as “excellent,” “above average,” “good” and “watch” are treated as “pass” for grading purposes. The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2020:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$134,083	$199,857	$576,015	$373,070	$85,118
Special Mention	—	3,117	14,930	937	1,243
Substandard	7,500	6,794	25,012	—	1,845
Doubtful	—	236	—	—	—
Total	$141,583	$210,004	$615,957	$374,007	$88,206

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$27,123	$122
Non-performing	309	—
Total	$27,432	$122

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2019:

(Dollars in thousands)
Commercial Credit Exposure - By Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$147,132	$135,804	$538,104	$235,808	$87,512
Special Mention	—	1,990	9,994	864	922
Substandard	1,807	1,477	19,557	—	1,825
Doubtful	—	—	—	—	—
Total	$148,939	$139,271	$567,655	$236,672	$90,259

Consumer Credit Exposure - By Payment Activity	Loans To Individuals	Other loans
Performing	$31,912	$137
Non-performing	692	—
Total	$32,604	$137
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,433	$89	$87	$—	$—	$—	$—	$—	$1,609
Loans acquired with deteriorated credit quality	—	—	9	—	—	—	—	—	9
Collectively evaluated for impairment	1,786	2,482	5,981	1,707	524	179		173	12,832
Ending Balance	$3,219	$2,571	$6,077	$1,707	$524	$179	$—	$173	$14,450

Loans receivable:
Individually evaluated for impairment	$7,500	$1,183	$12,634	$—	$817	$310	$—	$—	$22,444
Loans acquired with deteriorated credit quality	—	315	4,863	—	402	—	—	—	5,580
Collectively evaluated for impairment	134,083	208,506	598,460	374,007	86,987	27,122	122	—	1,429,287
Ending Balance	$141,583	$210,004	$615,957	$374,007	$88,206	$27,432	$122	$—	1,457,311
Deferred loan fees, net									(1,627)
									$1,455,684

	December 31, 2019
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$7	$50	$—	$—	$—	$—	$—	$65
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	4
Collectively evaluated for impairment	1,381	1,399	4,473	1,083	412	185	—	269	9,202
Ending Balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271

Loans receivable:
Individually evaluated for impairment	$1,807	$1,251	$6,171	$—	$708	$692	$—	$—	$10,629
Loans acquired with deteriorated credit quality	—	334	5,419	—	504	—	—	—	6,257
Collectively evaluated for impairment	147,132	137,686	556,065	236,672	89,047	31,912	137	—	1,198,651
Ending Balance	$148,939	$139,271	$567,655	$236,672	$90,259	$32,604	$137	$—	1,215,537
Deferred loan costs, net									491
									$1,216,028

At September 30, 2020, there were $75.6 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the SBA, and, accordingly, no allowance was provided for such loans.

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2020 and 2019 was as follows:

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - July 1, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126
Provision charged/(credited) to operations	1,558	791	(549)	370	18	—	—	132	2,320
Loans charged off	—	—	—	—	—	(3)	—	—	(3)
Recoveries of loans charged off	—	—	7	—	—	—	—	—	7
Balance - September 30, 2020	$3,219	$2,571	$6,077	$1,707	$524	$179	$—	$173	$14,450

Balance - July 1, 2019	$1,760	$1,546	$3,754	$933	$480	$142	$—	$26	$8,641
Provision charged/(credited) to operations	(175)	(148)	533	204	(74)	8	—	2	350
Loans charged off	—	—	(18)	—	—	—	—	—	(18)
Recoveries of loans charged off	—	—	—	—	—	4	—	—	4
Balance - September 30, 2019	$1,585	$1,398	$4,269	$1,137	$406	$154	$—	$28	$8,977

(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged/(credited) to operations	1,830	1,327	1,546	624	112	(3)	—	(96)	5,340
Loans charged off	—	(165)	—	—	—	(3)	—	—	(168)
Recoveries of loans charged off	—	—	7	—	—	—	—	—	7
Balance - September 30, 2020	$3,219	$2,571	$6,077	$1,707	$524	$179	$—	$173	$14,450

January 1, 2019	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92	$8,402
Provision charged/(credited) to operations	(147)	(86)	923	406	(25)	—	43	(64)	1,050
Loans charged off	—	(345)	(93)	—	—	—	(43)	—	(481)
Recoveries of loans charged off	—	—	—	—	—	6	—	—	6
Balance - September 30, 2019	$1,585	$1,398	$4,269	$1,137	$406	$154	$—	$28	$8,977
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

Impaired Loans Receivables (By Class)

				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$—	$—	$—	$6,185	$—	$6,197	$—
Commercial Business	1,284	2,686	—	1,509	17	1,408	51
Commercial Real Estate	15,327	16,541	—	14,328	146	10,334	439
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	16,611	19,227	—	22,022	163	17,939	490
Residential Real Estate	1,219	1,470	—	1,265	7	1,277	25
Consumer:
Loans to Individuals	310	337	—	419	—	539	—
Other loans	—	2	—	—	—	—	—
Subtotal	310	339	—	419	—	539	—
With no allowance:	$18,140	$21,036	$—	$23,706	$170	$19,755	$515

With an allowance:
Commercial:
Construction	$7,500	$7,500	$1,433	$2,500	$—	$1,235	$—
Commercial Business	214	214	89	214	—	337	—
Commercial Real Estate	2,170	3,478	96	2,923	21	3,717	63
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	9,884	11,192	1,618	5,637	21	5,289	63
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$9,884	$11,192	$1,618	$5,637	$21	$5,289	$63
Total:
Construction	7,500	7,500	1,433	8,685	—	7,432	—
Commercial Business	1,498	2,900	89	1,723	17	1,745	51
Commercial Real Estate	17,497	20,019	96	17,251	167	14,051	502
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,219	1,470	—	1,265	7	1,277	25
Consumer	310	339	—	419	—	539	—
Total	$28,024	$32,228	$1,618	$29,343	$191	$25,044	$578

Impaired Loans Receivables (By Class)

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	680	1,971	—
Commercial Real Estate	7,141	8,204	—
Mortgage Warehouse Lines	—	—	—
Subtotal	7,821	10,175	—
Residential Real Estate	1,212	1,465	—
Consumer:
Loans to Individuals	692	802	—
Other loans	—	—	—
Subtotal	692	802	—
With no allowance	$9,725	$12,442	$—
With an allowance:
Commercial:
Construction	$1,807	$1,807	$8
Commercial Business	905	993	10
Commercial Real Estate	4,449	5,757	51
Mortgage Warehouse Lines	—	—	—
Subtotal	7,161	8,557	69
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other loans	—	—	—
Subtotal	—	—	—
With an allowance	$7,161	$8,557	$69

Total:
Construction	$1,807	$1,807	$8
Commercial Business	1,585	2,964	10
Commercial Real Estate	11,590	13,961	51
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,212	1,465	—
Consumer	692	802	—
Total	$16,886	$20,999	$69

Impaired Loans Receivables (By Class)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$—	$—	$46	$2
Commercial Business	951	4	952	56
Commercial Real Estate	2,819	17	1,999	50
Mortgage Warehouse Lines	—	—		—
Subtotal	3,770	21	2,997	108
Residential Real Estate	1,402	—	1,296	—

Consumer:
Loans to Individuals	792	—	675	—
Other loans	—	—		—
Subtotal	792	—	675	—
With no allowance	$5,964	$21	$4,968	$108
With an allowance:
Commercial:
Construction	$602	$29	$201	$29
Commercial Business	578	20	1,008	23
Commercial Real Estate	4,782	59	4,611	176
Mortgage Warehouse Lines	—	—	—	—
Subtotal	5,962	108	5,820	228
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other loans	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$5,962	$108	$5,820	$228
Total:
Construction	$602	$29	247	31
Commercial Business	1,529	24	1,960	79
Commercial Real Estate	7,601	76	6,610	226
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,402	—	1,296	—
Consumer	792	—	675	—
Total	$11,926	$129	$10,788	$336

Purchased Credit-Impaired Loans
Purchased credit-impaired loans (“PCI”) are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the Shore Merger, the Company acquired purchased credit-impaired loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding purchased credit-impaired loans at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Outstanding balance	$6,907	$8,038
Carrying amount	$5,581	$6,257
Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$426	$94	$657	$164
Acquisition of impaired loans	—	—	—	—
Accretion of discount	(112)	(23)	(343)	(93)
Balance at end of period	$314	$71	$314	$71
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

September 30, 2020		December 31, 2019
Number of loans	Recorded Investment	Number of loans	Recorded Investment
1	$311	2	$382
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
There were no loans modified as a TDR during the nine months ended September 30, 2020. There were three commercial business loans with an aggregate pre- and post-modified recorded investment of $596,000 and one construction loan with a pre- and post-modified recorded investment of $1.8 million that were each modified as a TDR during the nine months ended September 30, 2019. There were no TDRs that subsequently defaulted within 12 months of restructuring during the nine months ended September 30, 2020 and 2019.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. For the nine months ended September 30, 2020, $149.3 million of loans to borrowers had been modified to defer the payment of interest and or principal for up to 90 days. These modified loans were not considered to be TDRs under the CARES Act.

Through September 30, 2020, $140.9 million of commercial business and commercial real estate loans and $8.4 million of consumer loans had been modified to provide deferral of interest and or principal by borrowers for up to 90 days. As of September 30, 2020, $123.6 million of these modified loans that had previously received deferrals were no longer deferred and had made the contractually due payments. During the third quarter of 2020, commercial business and commercial real estate loans totaling $10.3 million received a second deferral and commercial real estate loans totaling $1.8 million received a first deferral of interest and or principal for up to 90 days. Commercial real estate loans totaling $4.6 million that had received deferrals in the second quarter of 2020 were placed on non-accrual in the third quarter of 2020. One commercial real estate loan in the amount of $595,000 had not made the first payment after the end of the deferral period. Commercial business and commercial real estate loans with a deferral of principal and or interest for up to 90 days totaled $12.1 million at September 30, 2020.

During the third quarter of 2020, all but $974,000 of the $8.4 million of consumer loans that had received a deferral made the contractually due payments.

(6)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service charges on deposit accounts:
Overdraft fees	$32	$100	$157	$272
Other	94	65	314	218
Interchange income	186	122	487	343
Other income - in scope	105	103	320	309
Gain on sale of OREO	71	—	71	137
Income on bank-owned life insurance (1)	188	149	632	437
Gain on sales of loans (1)	3,396	1,351	6,987	3,556
Loan servicing fees (1)	164	181	487	540
Gain on sales and calls of securities (1)	79	16	97	16
Other income (1)	421	119	740	414
	$4,736	$2,206	$10,292	$6,242
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
As of September 30, 2020, there were 372,491 shares of common stock available for future grants under the Stock Plans.

The following table summarizes Options activity during the nine months ended September 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	122,151	$9.85	3.9	1,500
Granted	27,000	17.53	9.4
Exercised	(755)	6.93
Outstanding at September 30, 2020	148,396	$11.26	4.3	$440

Exercisable at September 30, 2020	114,996	$9.30	3.0	$440
The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the nine months ended September 30, 2020 were as follows:

	Grant Date
	January 6, 2020	March 19, 2020
Fair value of options granted	$5.27	$2.09
Risk-free rate of return	1.72%	1.00%
Expected option life in years	7	7
Expected volatility	24.53%	24.63%
Expected dividends	1.35%	2.86%
Share-based compensation expense related to Options was $58,000 and $47,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $109,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the nine months ended September 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	134,359	$13.84
Granted	59,500	14.45
Vested	(62,501)	17.31
Non-vested at September 30, 2020	131,358	$12.46
Share-based compensation expense related to Stock Awards was $798,000 and $786,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $1.8 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in RSUs for the nine months ended September 30, 2020:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2020	10,300	$19.38
Granted	18,950	21.92
Vested	(3,433)	19.38
Non-vested at September 30, 2020	25,817	$21.24
Share-based compensation expense related to RSUs was $130,000 and $50,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $229,000 of unrecognized compensation cost related to unvested RSUs.

RSUs vest pro-rata over 3 years subject to achievement of certain established performance metrics. The ultimate number of RSUs earned, if any, will depend on the performance measured over each annual period during the applicable 3-year performance period. If performance measures are achieved, the RSUs will vest on the date of certification of performance achievement by the Compensation Committee following each annual performance period. On March 19, 2020, the Compensation Committee certified that the applicable performance metrics were achieved at 138% of target for 2019. Awards of RSUs are settled in cash unless the recipient timely elects for the RSUs to be settled in shares of common stock. The RSUs are recorded as a liability by the Company and the liability is adjusted as the market value of the Company's stock price changes.
(8) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans.  The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At September 30, 2020 and December 31, 2019, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $37.1 million and $36.7 million at September 30, 2020 and December 31, 2019, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$46	$48	$138	$142
Interest cost	42	40	124	122
Actuarial gain recognized	(51)	(44)	(151)	(132)
Total	$37	$44	$111	$132

(9) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	September 30, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$2,381	$(587)	$1,794
Unrealized impairment loss on held to maturity security	(478)	114	(364)
Gains on unfunded pension liability	424	(119)	305
Accumulated other comprehensive income	$2,327	$(592)	$1,735

	December 31, 2019
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$414	$(111)	$303
Unrealized impairment loss on held to maturity security	(492)	118	(374)
Gains on unfunded pension liability	364	(102)	262
Accumulated other comprehensive income	$286	$(95)	$191

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and nine months ended September 30, 2020 and September 30, 2019:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - July 1, 2020	$1,452	$(369)	$291	$1,374
Other comprehensive income before reclassifications	332	—	50	382
Amounts reclassified from accumulated other comprehensive income	—	5	(36)	(31)
Reclassification adjustment for losses realized in income	10	—	—	10
Other comprehensive income	342	5	14	361
Balance - September 30, 2020	$1,794	$(364)	$305	$1,735

Balance - July 1, 2019	$162	$(379)	$246	$29
Other comprehensive income before reclassifications	152	—	38	190
Amounts reclassified from accumulated other comprehensive income	—	2	(30)	(28)
Reclassification adjustment for gains realized in income	(12)	—	—	(12)
Other comprehensive income	140	2	8	150
Balance - September 30, 2019	$302	$(377)	$254	$179

January 1, 2020	$303	$(374)	$262	$191
Other comprehensive income before reclassifications	1,489	—	149	1,638
Amounts reclassified from accumulated other comprehensive income	—	10	(106)	(96)
Reclassification adjustment for losses realized in income	2	—	—	2
Other comprehensive income	1,491	10	43	1,544
Balance - September 30, 2020	$1,794	$(364)	$305	$1,735

January 1, 2019	$(1,679)	$(382)	$228	$(1,833)
Other comprehensive income before reclassifications	1,993	—	118	2,111
Amounts reclassified from accumulated other comprehensive income	—	5	(92)	(87)
Reclassification adjustment for gains realized in income	(12)	—	—	(12)
Other comprehensive income	1,981	5	26	2,012
Balance - September 30, 2019	$302	$(377)	$254	$179

(10) Recent Accounting Pronouncements
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).

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

ASU 2020-03 - Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$3,569	$—	$3,569
Residential collateralized mortgage obligations - GSE	—	41,421	—	41,421
Residential mortgage backed securities - GSE	—	15,082	—	15,082
Obligations of state and political subdivisions	—	29,564	—	29,564
Trust preferred debt securities - single issuer	—	1,388	—	1,388
Corporate debt securities	9,311	10,614	—	19,925
Other debt securities	—	24,174	—	24,174
Interest rate lock derivative	—	673	—	673
Total	$9,311	$126,485	$—	$135,796

	December 31, 2019
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$764	$—	$764
Residential collateralized mortgage obligations - GSE	—	53,175	—	53,175
Residential mortgage backed securities - GSE	—	18,387	—	18,387
Obligations of state and political subdivisions	—	33,519	—	33,519
Trust preferred debt securities - single issuer	—	1,442	—	1,442
Corporate debt securities	11,151	12,128	—	23,279
Other debt securities	—	25,216	—	25,216
Interest rate lock derivative	—	159	—	159
Total	$11,151	$144,790	$—	$155,941
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2020
Impaired loans	$—	$—	$8,265	$8,265

December 31, 2019
Impaired loans	$—	$—	$7,092	$7,092
Other real estate owned	—	—	93	93
Impaired loans measured at fair value and included in the above table at September 30, 2020 consisted of eight loans having an aggregate recorded investment of $9.9 million and specific loan loss allowance of $1.6 million. Impaired loans measured at fair value and included in the above table at December 31, 2019 consisted of twelve loans having an aggregate balance of $7.2 million with specific loan loss allowance of $69,000.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2020
Impaired loans	$8,265	Appraisal of collateral (1)	Appraisal adjustments (2)	—% - 28.5% (12.2%)

December 31, 2019
Impaired loans	$7,092	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47.0% (47.0%)
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs that are not identifiable.
(2)Includes qualitative adjustments by management and estimated liquidation expenses.
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

The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$20,055	$20,055	$—	$—	$20,055
Securities available for sale	135,123	9,311	125,812	—	135,123
Securities held to maturity	87,811	—	90,735	—	90,735
Loans held for sale	28,196	—	29,099	—	29,099
Net loans	1,441,234	—	—	1,498,557	1,498,557
SBA servicing asset	855	—	1,245	—	1,245
Interest rate lock derivative	673	—	673	—	673
Accrued interest receivable	5,689	—	5,689	—	5,689
FHLB stock	2,422	—	2,422	—	2,422
Deposits	(1,511,033)	—	(1,513,161)	—	(1,513,161)
Short-term borrowings	(105,867)	—	(105,867)	—	(105,867)
Redeemable subordinated debentures	(18,557)	—	(10,877)	—	(10,877)
Accrued interest payable	(1,069)	—	(1,069)	—	(1,069)

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$14,842	$14,842	$—	$—	$14,842
Securities available for sale	155,782	11,151	144,631	—	155,782
Securities held to maturity	76,620	—	78,223	—	78,223
Loans held for sale	5,927	—	6,093	—	6,093
Net loans	1,206,757	—	—	1,243,088	1,243,088
SBA servicing asset	930	—	1,245	—	1,245
Interest rate lock derivative	159	—	159	—	159
Accrued interest receivable	4,945	—	4,945	—	4,945
FHLB stock	4,176	—	4,176	—	4,176
Deposits	(1,277,362)	—	(1,278,166)	—	(1,278,166)
Short-term borrowings	(92,050)	—	(92,050)	—	(92,050)
Redeemable subordinated debentures	(18,557)	—	(12,837)	—	(12,837)
Accrued interest payable	(1,592)	—	(1,592)	—	(1,592)
Loan commitments and standby letters of credit as of September 30, 2020 and December 31, 2019 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(12) Leases

At September 30, 2020, the Company had 37 operating leases under which the Company is a lessee. Of the 37 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 12 leases for office equipment, consisting primarily of copiers and printers, and two automobile leases. None of these leases include extensions and generally have three to five year terms.

At September 30, 2020, the Company did not have any finance leases.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Fixed rent expense and equipment expense	$1,338	$501	$2,005	$1,477
Variable rent expense	—	—	—	—
Short-term lease expense	23	3	35	7
Sublease income	—	—	—	—
Net lease cost	$1,361	$504	$2,040	$1,484

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost - occupancy expense	$1,245	$438	$1,859	$1,295
Lease cost - other expense	116	66	181	189
Net lease cost	$1,361	$504	$2,040	$1,484

For the nine months ended September 30, 2020 and 2019, the following cash and non-cash activities were associated with the leases:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,896	$1,332

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	250	417

The future payments due under operating leases at September 30, 2020 and 2019 were as follows:

	At September 30,
(In thousands)	2020	2019
Due in less than one year	$2,071	$1,841
Due in one year but less than two years	2,059	1,796
Due in two years but less than three years	2,014	1,784
Due in three years but less than four years	1,882	1,767
Due in four years but less than five years	1,712	1,644
Thereafter	13,836	12,483
Total future payments	$23,574	$21,315
Less: Implied interest	(5,860)	(5,616)
Total lease liability	$17,714	$15,699

At September 30, 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of September 30, 2020, the weighted-average remaining lease term for all operating leases was 14.8 years. The weighted average discount rate associated with the operating leases at September 30, 2020 was 3.34%.

(13) Borrowings

The Company has overnight or short-term borrowing lines established with FHLB, other correspondent banks and participates in Federal Reserve Bank's PPPLF funding program. At September 30, 2020, the Company had overnight or short-term borrowings totaling $105.9 million with an average interest rate of 0.35%. Overnight or short-term borrowings at December 31, 2019 totaled $92.1 million with an average interest rate of 1.81%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At September 30, 2020, unused overnight or short-term borrowing potential totaled $281.1 million from the FHLB and unused Fed Funds borrowing commitments of $46.0 million from correspondent banks.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc. and 1st Constitution Real Estate Investment Corporation.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three and nine months ended September 30, 2020 and financial condition at September 30, 2020 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of results to be attained for any other periods.

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

Examples of factors or events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimate made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; the enactment of legislation or regulatory changes; changes in monetary and fiscal policies of the U.S. government; changes to the method that LIBOR rates are determined and to the phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of non-performing assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the FDIC to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the SEC; and our ability to manage the risks involved in the foregoing. Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time.

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

On November 8, 2019, the Company and the Bank completed the merger of Shore Community Bank (“Shore”) with and into the Bank (the "Shore Merger"). Shore’s results of operations have been included in the Company’s Consolidated Financial Statements since November 8, 2019. Therefore, comparisons of the Company’s Consolidated Financial Statements from before and after the Shore Merger are impacted by the inclusion of former Shore operations after November 7, 2019. See Note 2 - Acquisition of Shore Community Bank - for further information.

COVID-19 Impact and Response

The sudden emergence of the COVID-19 pandemic in the first quarter of 2020 has created widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. Mandated business and school closures, restrictions on travel and social distancing have resulted in almost all businesses and employees being adversely impacted. The businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted. As a result of the COVID-19 pandemic and the resulting economic disruption and uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO").

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic; the length of time that restrictions on travel and gatherings, capacity and other operational limitations or closures imposed on or by businesses and schools, and social distancing measures remain in place; and the enactment of further legislation or the adoption of policies designed to deliver monetary aid and other relief to borrowers, including but not limited to federal stimulus, forbearance or Federal Reserve monetary policy. In addition, The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could further negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic.

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020.

In the Company's Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020, the Company reported the steps that it took in response to the sudden emergence of the COVID-19 pandemic. During the third quarter of 2020, the Company continued working with customers severely impacted by the resulting economic disruption. Management significantly increased the provision for loan losses in response to the higher incurred losses in the loan portfolio. Management may further adjust the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

As we conduct our daily operations, the safety of our employees and customers remains our primary concern and we continue to maintain the same measures and protective procedures that we implemented in the second quarter of 2020.

To support our loan and deposit customers and the communities we serve:
•We continue to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted. For the nine months ended September 30, 2020, $149.3 million of loans ($140.9 million of commercial loans and $8.4 million of consumer loans) were modified to provide deferral of interest and or principal by borrowers for up to 90 days.
•As a long-standing Small Business Administration ("SBA") preferred lender, we actively participated in the SBA’s Paycheck Protection Program ("PPP") established under the CARES Act. For the nine months ended September 30, 2020, we funded 467 SBA PPP loans totaling $75.6 million.
•We are registered to utilize the Main Street New Loan Facility (“Facility”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the CARES Act to provide financing to our customers and communities. This Facility is intended to facilitate lending by banks to small and medium-sized businesses, which we believe may be beneficial to certain of our customers.
•We are participating in the Federal Reserve's PPP loan funding program and are pledging the PPP loans to collateralize a like amount of borrowings from the Federal Reserve at a favorable interest rate of 0.35% up to a two-year term.

Modification of Loans and Deferral of Payments

During the nine months ended September 30, 2020, $140.9 million of commercial business and commercial real estate loans and $8.4 million of consumer loans had been modified to provide deferral of interest and or principal by borrowers for up to 90 days. As of September 30, 2020, $123.6 million of commercial business and commercial real estate loans that had previously received deferrals were no longer deferred and had made the contractually due payments in the third quarter of 2020. During the third quarter of 2020, commercial business and commercial real estate loans to three borrowers totaling $10.3 million received a second modification and commercial real estate loans to three borrowers totaling $1.8 million received a first modification to defer principal and or interest up to 90 days. Two commercial real estate loans totaling $4.6 million that had received a modification in the second quarter of 2020 were placed on non-accrual during the third quarter of 2020. One commercial real estate loan with a balance of $595,000 had not made the first payment after the end of the deferral period. Commercial business and commercial real estate loans with a modification to defer principal and or interest up to 90 days totaled $12.1 million at September 30, 2020.

All but two loans totaling $974,000 of the $8.4 million of consumer loans that had received a deferral made the contractually due payments during the third quarter of 2020.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Summary

The Company reported net income of $4.9 million and diluted earnings per share of $0.48 for the three months ended September 30, 2020 compared to net income of $3.6 million and diluted earnings per share of $0.42 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income was $12.0 million and diluted earnings per share were $1.17 compared to net income of $10.4 million and diluted earnings per share of $1.19 for the nine months ended September 30, 2019.

Return on average total assets and return on average shareholders' equity were 1.08% and 10.92%, respectively, for the three months ended September 30, 2020 compared to return on average total assets and return on average shareholders' equity of 1.14% and 10.57%, respectively, for the three months ended September 30, 2019. Return on average total assets and return on average shareholders' equity were 0.96% and 9.17%, respectively, for the nine months ended September 30, 2020 compared to return on average assets and return on average shareholders' equity of 1.14% and 10.52%, respectively, for the nine months ended September 30, 2019. Book value per share was $17.78 at September 30, 2020 compared to $16.74 at December 31, 2019.

Management anticipates that the Company’s results of operations and net income will continue to be impacted for the foreseeable future due to the economic disruption related to the COVID-19 pandemic.
•The provision for loan losses and allowance for loan losses may increase as borrowers continue to be negatively affected by the contraction of economic activity and the dramatic increase in unemployment.
•Due to the asset sensitive nature of the Company’s balance sheet, the Federal Reserve’s reduction in the targeted fed funds rate to zero to 0.25% and the concomitant decline in the prime rate to 3.25% in March 2020 caused a reduction in the average yield of loans tied to the prime rate and the overall lower market interest rate environment negatively impacted the net interest margin. The net interest margin was also impacted by the funding of the PPP loans with a 1.0% interest rate, which will be partially offset by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and the extent to which the PPP loans become grants that are repaid by the SBA over the next two years. The net interest margin and the net interest income may decline in future periods if the Company cannot reduce the cost of interest-bearing liabilities at the same time and to the same extent as the decline in the average yield of assets.
•Residential real estate sales, and therefore the origination and sale of residential mortgages may decline as a result of the restrictions implemented to contain the spread of COVID-19, such as business closures and social distancing measures. This decline in turn, would result in lower gain on sales of loans and a decrease in non-interest income.
•A significant increase in non-performing loans could result in increased non-interest expense due to higher expenses for loan collection and recovery costs.

Goodwill

The Company completed its annual testing of goodwill for impairment in the fourth quarter of 2019 and concluded at that time that the fair value of the reporting unit exceeded the carrying amount of the reporting unit. In completing the impairment testing the Company identified a single reporting unit and the $35.0 million of goodwill at December 31, 2019 was assigned to the single reporting unit.

The decline in the market price of the Company’s common stock and the resulting aggregate market capitalization of the Company declining below the total amount of common shareholders’ equity at September 30, 2020, was an indication that the carrying amount of goodwill may exceed its fair value. Even though the decline in the market price of the Company’s common stock during 2020 was consistent with a broad decline in the market value of all banking company stocks and was not specific to the Company, it was a triggering event that required an evaluation of the potential impairment of goodwill.

For the third quarter of 2020, the Company performed a quantitative impairment test of goodwill utilizing a discounted cash flow valuation methodology based upon an updated five year projection of the Company’s financial performance. A discount rate was estimated utilizing the build up method with a risk free rate, an equity risk premium and a size premium. This discount rate was applied to the projected cash flows over the five year period, which included a terminal value in year five based on a multiple of the projected cash flow in year five. The year five terminal multiple was based upon the observed average market price to earnings multiple for the trailing last twelve months of earnings for companies included in the SNL US Bank Index at September 30, 2020. This multiple does not include a control premium. This estimated fair value exceeded the carrying value of shareholders’ equity at September 30, 2020 by 10.3%.

The five year projection was based on the Company’s 2020 business plan, historical operating results and internal financial models and included key assumptions for significantly elevated loan losses as a result of the COVID pandemic in the first three years of the projection. The Company’s actual financial results for the quarter ended June 30, 2020 and September 30, 2020 exceeded the financial projections for those periods.

It is not possible to know the severity and duration of the COVID-19 pandemic and the severity and duration of the economic disruption that will occur in the near term. While the Company has projected loan losses significantly higher than its historical experience in its five year projections, the actual loan losses may vary due to the uncertainty of the severity and duration of the economic disruption. Changes in market interest rates and the economic conditions in the Company’s market area may also affect the Company’s future net interest income and net income.

If the Company’s common stock price remains below the Company’s book value per common share in future periods, the Company will continue to evaluate goodwill for impairment on a quarterly basis. Changes in economic conditions, actual loan losses at levels higher than projected, changes in market interest rates and changes in discount rates and valuation multiples may affect the Company’s financial projections and valuation. The Company may determine that goodwill becomes impaired in a future period and a portion or all of the goodwill may be written off.

On the basis of the evaluation of goodwill, management concluded that it was more likely than not the fair value of the reporting unit exceeded the carrying value of the reporting unit. Accordingly, goodwill was not impaired at September 30, 2020.

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

Third Quarter 2020 Highlights

•Return on average total assets and return on average shareholders' equity were 1.08% and 10.92%, respectively.
•Net interest income was $15.4 million and net interest margin was 3.67% on a tax equivalent basis.
•A provision for loan losses of $2.3 million was recorded for the third quarter of 2020 and net recoveries were $5,000.
•Total loans were $1.5 billion at September 30, 2020 and increased $100.2 million from June 30, 2020. Mortgage warehouse loans increased $76.9 million and commercial real estate loans increased $23.7 million from June 30, 2020.
•As of September 30, 2020, the Bank had funded $75.6 million in SBA PPP loans under the CARES Act.
•Total deposits were $1.5 billion at September 30, 2020 and increased $101.6 million, with non-interest demand deposits increasing $29.3 million, from June 30, 2020.
•Non-performing assets were $17.5 million, or 0.95% of total assets, at September 30, 2020, increasing $3.5 million from June 30, 2020 and included $267,000 of other real estate owned ("OREO").

The following table reflects the reconciliation of non-GAAP measures for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Adjusted net income
Net income	$4,910	$3,623	$12,021	$10,390
Adjustments:
Merger-related expenses	—	302	64	575
Income tax effect of adjustments	—	(37)	(19)	(119)
Adjusted net income	$4,910	$3,888	$12,066	$10,846

Adjusted net income per diluted share
Adjusted net income	$4,910	$3,888	$12,066	$10,846
Diluted shares outstanding	10,268,951	8,722,349	10,260,477	8,698,959
Adjusted net income per diluted share	$0.48	$0.45	$1.18	$1.25

Adjusted return on average total assets
Adjusted net income	$4,910	$3,888	$12,066	$10,846
Average assets	1,804,198	1,264,298	1,675,200	1,221,410
Adjusted return on average total assets	1.08%	1.22%	0.96%	1.19%

Adjusted return on average shareholders' equity
Adjusted net income	$4,910	$3,888	$12,066	$10,846
Average equity	178,946	135,975	175,141	132,079
Adjusted return on average shareholders' equity	10.92%	11.34%	9.20%	10.98%

Book value and tangible book value per common share
Shareholders' equity			$182,007	$138,527
Less: goodwill and intangible assets			36,471	12,165
Tangible shareholders' equity			145,536	126,362
Shares outstanding			10,237,520	8,682,401
Book value per common share			$17.78	$15.95
Tangible book value per common share			$14.22	$14.55

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

Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 76.4% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2020 compared to 83.9% of net revenues for the three months ended September 30, 2019. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended September 30, 2020 and 2019. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended September 30, 2020			Three months ended September 30, 2019
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$8,027	$2	0.10%	$6,452	$35	2.15%
Investment securities:
Taxable	155,242	725	1.87%	161,538	1,130	2.80%
Tax-exempt (1)	83,461	638	3.06%	52,990	498	3.76%
Total investment securities	238,703	1,363	2.28%	214,528	1,628	3.04%
Loans: (2)
Commercial real estate	609,917	7,789	5.00%	405,885	5,295	5.10%
Mortgage warehouse lines	333,461	3,383	4.06%	191,812	2,644	5.39%
Construction	136,252	1,794	5.24%	157,752	2,705	6.80%
Commercial business	138,073	1,445	4.16%	117,465	1,731	5.85%
SBA PPP loans	75,484	470	2.48%	—	—	—%
Residential real estate	89,755	1,137	4.96%	57,026	624	4.38%
Loans to individuals	27,284	293	4.20%	20,555	260	4.95%
Loans held for sale	23,914	155	2.59%	5,160	49	3.80%
All other loans	643	11	6.69%	772	8	4.05%
Deferred (fees) costs, net	(1,736)	—	—%	450	—	—%
Total loans	1,433,047	16,477	4.57%	956,877	13,316	5.67%
Total interest-earning assets	1,679,777	$17,842	4.23%	1,177,857	$14,979	5.15%
Non-interest-earning assets:
Allowance for loan losses	(12,348)			(8,786)
Cash and due from banks	11,460			11,684
Other assets	125,309			83,543
Total non-interest-earning assets	124,421			86,441
Total assets	$1,804,198			$1,264,298
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$425,401	$542	0.51%	$335,997	$720	0.85%
Savings accounts	290,055	461	0.63%	190,985	491	1.02%
Certificates of deposit	350,654	1,168	1.33%	291,674	1,693	2.30%
Federal Reserve Bank PPPLF borrowings	35,296	33	0.37%	—	—	—%
Short-term borrowings	63,175	62	0.39%	45,378	268	2.34%
Redeemable subordinated debentures	18,557	90	1.90%	18,557	185	3.99%
Total interest-bearing liabilities	1,183,138	$2,356	0.79%	882,591	$3,357	1.51%
Non-interest-bearing liabilities:
Demand deposits	413,350			221,166
Other liabilities	28,764			24,566
Total non-interest-bearing liabilities	442,114			245,732
Shareholders’ equity	178,946			135,975
Total liabilities and shareholders’ equity	$1,804,198			$1,264,298
Net interest spread (3)			3.44%			3.54%
Net interest income and margin (4)		$15,486	3.67%		$11,622	3.91%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the nine months ended September 30, 2020 and 2019. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$16,433	$95	0.77%	$7,140	$129	2.42%
Investment securities:
Taxable	163,979	2,633	2.14%	162,809	3,615	2.96%
Tax-exempt (1)	77,145	1,821	3.15%	56,723	1,590	3.74%
Total investment securities	241,124	4,454	2.46%	219,532	5,205	3.16%
Loans: (2)
Commercial real estate	588,145	22,935	5.12%	400,096	15,494	5.11%
Mortgage warehouse lines	244,470	7,702	4.20%	155,962	6,682	5.71%
Construction	141,428	5,965	5.63%	157,245	8,135	6.92%
Commercial business	142,010	4,815	4.53%	120,774	5,386	5.96%
SBA PPP loans	43,374	818	2.52%	—	—	—%
Residential real estate	89,333	3,085	4.54%	50,562	1,682	4.39%
Loans to individuals	28,857	1,001	4.56%	21,748	827	5.01%
Loans held for sale	14,160	304	2.86%	3,556	107	4.01%
All other loans	872	31	4.67%	799	29	4.79%
Deferred (fees) costs, net	(345)	—	—%	233	—	—%
Total loans	1,292,304	46,656	4.82%	910,975	38,342	5.63%
Total interest-earning assets	1,549,861	$51,205	4.41%	1,137,647	$43,676	5.13%
Non-interest-earning assets:
Allowance for loan losses	(10,684)			(8,693)
Cash and due from banks	12,182			11,270
Other assets	123,841			81,186
Total non-interest-earning assets	125,339			83,763
Total assets	$1,675,200			$1,221,410
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$417,557	$1,913	0.61%	$337,004	$1,977	0.78%
Savings accounts	275,679	1,612	0.78%	190,589	1,380	0.97%
Certificates of deposit	354,551	4,608	1.74%	268,851	4,535	2.26%
Federal Reserve Bank PPPLF borrowings	13,169	36	0.37%	—	—	—%
Short-term borrowings	39,344	169	0.58%	36,992	698	2.52%
Redeemable subordinated debentures	18,557	348	2.46%	18,557	575	4.13%
Total interest-bearing liabilities	1,118,857	$8,686	1.04%	851,993	$9,165	1.44%
Non-interest-bearing liabilities:
Demand deposits	351,291			214,618
Other liabilities	29,911			22,720
Total non-interest-bearing liabilities	381,202			237,338
Shareholders’ equity	175,141			132,079
Total liabilities and shareholders’ equity	$1,675,200			$1,221,410
Net interest spread (3)			3.37%			3.69%
Net interest income and margin (4)		$42,519	3.66%		$34,511	4.06%
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

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net interest income was $15.4 million for the third quarter of 2020 and increased $3.8 million compared to net interest income of $11.5 million for the third quarter of 2019. Total interest income was $17.7 million for the three months ended September 30, 2020 compared to $14.9 million for the three months ended September 30, 2019. The increase in total interest income was primarily due to a net increase of $476.2 million in average loans, reflecting growth in all segments of the loan portfolio except construction loans and included $75.5 million in average SBA PPP loans. The growth in average loans included approximately $193.4 million of loans from the Shore Merger.

Average interest-earning assets were $1.7 billion with a tax-equivalent yield of 4.23% for the third quarter of 2020 compared to average interest-earning assets of $1.2 billion, with a tax-equivalent yield of 5.05%, for the third quarter of 2019. The yield on average interest-earning assets for the third quarter of 2020 declined 82 basis points to 4.23%, primarily due to the steep decline in market interest rates beginning in the third quarter of 2019 and continuing for the first nine months of 2020.

The Federal Reserve reduced the targeted federal funds rate 50 basis points in the third quarter of 2019, 25 basis points in the fourth quarter of 2019 and, in response to the COVID-19 pandemic, further reduced the targeted federal funds rate by 150 basis points in March 2020. The prime rate was 5.00% at September 30, 2019. As a result of the reductions in the targeted federal funds rate in 2019, the prime rate declined to 4.75% in October 2019 and declined further to 3.25% in March 2020. The Bank had approximately $571.8 million of loans with an interest rate tied to the prime rate and approximately $49.2 million of loans with an interest rate tied to either 1 or 3-month LIBOR at September 30, 2020.

Interest expense on average interest-bearing liabilities was $2.4 million, with an interest cost of 0.79%, for the third quarter of 2020, compared to $2.9 million, with an interest cost of 1.04%, for the second quarter of 2020 and $3.4 million, with an interest cost of 1.51%, for the third quarter of 2019. Despite an increase of $300.5 million in average interest-bearing liabilities for the third quarter of 2020 compared to the third quarter of 2019, interest expense declined $1.0 million largely due to the decline in interest rates paid on deposits, borrowings and the redeemable subordinated debentures resulting from the falling interest rate environment. The average cost of interest-bearing deposits was 0.81% for the third quarter of 2020, 1.04% for the second quarter of 2020 and 1.41% for the third quarter of 2019. The lower interest cost of interest-bearing deposits for the third quarter of 2020 compared to the third quarter of 2019 primarily reflects a steep decline in deposit market interest rates beginning in the fourth quarter of 2019 and continuing for the first nine months of 2020. The interest rates paid on deposits generally do not adjust quickly to rapid changes in market interest rates and tend to decline over time in a falling interest rate environment.

The growth in average interest-bearing liabilities included average interest-bearing deposits of $174.0 million acquired in the Shore Merger. Of the total increase in average interest-bearing liabilities, certificates of deposit which generally have a higher interest cost than other types of interest-bearing deposits, increased by $59.0 million at September 30, 2020 as compared to September 30, 2019. At September 30, 2020, there were $260.0 million of certificates of deposit with an average interest cost of 1.33% that mature within the following nine months. Management will continue to adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis decreased 24 basis points to 3.67% for the third quarter of 2020 compared to 3.91% for the third quarter of 2019 due primarily to the 82 basis point decline in the yield of average interest-earning assets, partially offset by the 72 basis points decline in the interest cost of average interest-bearing liabilities. Due to the decline in the prime rate in the third and fourth quarters of 2019 followed by the further decline in the prime rate in March 2020, the yield of loans declined 95 basis points to 4.57% and the interest cost of interest-bearing liabilities was not reduced to the same extent as the decline in the yield of loans.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
For the nine months ended September 30, 2020, net interest income increased $8.0 million, or 23.3%, to $42.1 million compared to $34.2 million for the comparable period in 2019. Total interest income was $50.8 million for the nine months ended September 30, 2020 compared to $43.3 million for the nine months ended September 30, 2019. This increase was due primarily to the $381.3 million increase in average loans, reflecting growth in all segments of the loan portfolio except construction loans and includes $43.4 million in average SBA PPP loans. The increase in average loans included approximately $200.7 million of average loans acquired from the Shore Merger.

Average interest-earning assets increased $412.2 million to $1.55 billion for the nine months ended September 30, 2020 compared to $1.14 billion for the same period in 2019. This increase was due primarily to the $381.3 million increase in average loans, a $21.6 million increase in average total investment securities and a $9.3 million increase in average federal funds sold/short-term investments.

The tax-equivalent yield on average interest earnings assets was 4.41% for the nine months ended September 30, 2020 compared to 5.13% for the same period in the prior year. The decline of 72 basis points in tax-equivalent yield year over year was due primarily to the steady decline in market interest rates beginning in the third quarter of 2019 and continuing into the first nine months of 2020. The Federal Reserve reduced the targeted federal funds rate 50 basis points in the third quarter of 2019, 25 basis points in the fourth quarter of 2019 and, in response to the COVID-19 pandemic, further reduced the targeted federal funds rate by 150 basis points in March 2020. The prime rate was 5.00% at September 30, 2019. As a result of the reductions in the targeted federal funds rate in 2019, the prime rate declined to 4.75% in October 2019 and declined further to 3.25% in March 2020.

Interest expense on average interest-bearing liabilities was $8.7 million, with an interest cost of 1.04%, for the nine months ended September 30, 2020 compared to $9.2 million, with an interest cost of 1.44%, for the same period in the prior year. The average interest cost declined 40 basis points largely due to lower market interest rates. The increase in average interest-bearing liabilities included average interest-bearing deposits of $174.0 million acquired in the Shore Merger. Of the total increase in average interest-bearing liabilities of $266.9 million, certificates of deposit, which generally have a higher interest cost than non-maturity deposits, increased $85.7 million. Management will continue to monitor the interest rates paid on deposits and adjust them based on then current market conditions.

The net interest margin on a tax-equivalent basis was 3.66% for the nine months ended September 30, 2020 compared to 4.06% for the nine months ended September 30, 2019. The 40 basis points decline in the net interest margin year over year was a result of a decline of 72 basis points in the yield of average interest-bearing assets, which was partially offset by a decline of 40 basis points in interest cost of the average interest-bearing liabilities.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. As a result of the economic and social disruption caused by the COVID-19 pandemic, in the third quarter of 2020, management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with special emphasis on hotel and restaurant-food service industries as most likely to be adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The Company recorded a provision for loan losses of $2.3 million for the third quarter of 2020 compared to a provision for loan losses of $350,000 for the third quarter of 2019. The significant increase in the provision for loan losses in the third quarter of 2020 included an additional provision of approximately $1.5 million to increase specific reserves on impaired loans. The higher provision also reflects changes in loan ratings and the growth and change in mix of the loan portfolio. At September 30, 2020, total loans were $1.5 billion and the allowance for loan losses was $14.5 million, or 0.99% of total loans, compared to total loans of $1.0 billion and an allowance for loan losses of $9.0 million, or 0.88% of total loans, at September 30, 2019. Included in total loans at September 30, 2020 were $186.6 million of loans that were acquired in the Shore Merger. Acquisition accounting for the Shore Merger in 2019 and the merger with New Jersey Community Bank (“NJCB”) in 2018 resulted in the Shore and NJCB loans being recorded at their fair value and no allowance for loan losses as of the effective time of the respective mergers. The unaccreted general credit fair value discounts related to the former Shore and NJCB loans were approximately $1.8 million and $0.5 million at September 30, 2020, respectively. In addition, at September 30, 2020, there were $75.6 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no reserve was provided.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
For the nine months ended September 30, 2020, the Company recorded a provision for loan losses of $5.3 million, representing an increase of $4.3 million from a provision for loan losses of $1.0 million for the nine months ended September 30, 2019. The significant increase in the provision for loan losses for the first nine months of 2020 was to reserve for the estimated increase in incurred loan losses due primarily to the economic disruption caused by the COVID-19 pandemic. The principal components of the increase were: a provision of approximately $1.5 million to increase specific reserves, a provision of $388,000, which reflected an increase in the qualitative factors for national and local economic conditions due to the weakening economic operating environment; a provision of $1.1 million for an increase in the qualitative factors attributed to the modification of loans and deferral of principal and or interest on $149.3 million of loans; and an $850,000 provision related to the down-grade of the credit ratings on certain loans.

The higher provision also reflects, to a lesser extent, the growth and change in mix of the loan portfolio. Net charge-offs were $161,000 for the nine months ended September 30, 2020 compared to $475,000 for the nine months ended September 30, 2019.

Non-Interest Income

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Non-interest income was $4.7 million for the third quarter of 2020, representing an increase of $2.5 million, or 114.7%, compared to $2.2 million for the third quarter of 2019. The significant increase in non-interest income was driven primarily by a $2.0 million increase in gain on sale of loans.

For the third quarter of 2020, residential mortgage banking operations originated approximately $118.0 million of residential mortgages, sold $97.5 million of residential mortgages and recorded $2.9 million of gain on sale of loans compared to $53.3 million of residential mortgages originated, $38.8 million of residential mortgage loans sold and $1.1 million of gain on sale of loans recorded in the third quarter of 2019. The residential mortgage loan pipeline was $71.7 million at September 30, 2020 and was comprised 64% and 36% of refinance and purchase loan applications and commitments for mortgages, respectively. Management believes that the increase in residential mortgage loans originated and sold was due primarily to increased residential mortgage lending activity as a result of significantly lower mortgage interest rates in the 2020 period compared to the 2019 period. In the third quarter of 2020, $5.1 million of SBA loans were sold and gain of $463,000 was recorded compared to $2.4 million of SBA loans sold and gain of $205,000 recorded in the third quarter of 2019.

For the third quarter of 2020 compared to the third quarter of 2019, service charges on deposit accounts decreased $39,000, due primarily to lower overdraft fees and income on bank-owned life insurance (“BOLI”) increased $39,000 due primarily to the increase in BOLI acquired in the Shore Merger. Gain on sales and calls of securities increased $63,000 for the third quarter of 2020 as a result of sales and calls of approximately $14.4 million of investment securities. Other income increased $422,000 in the third quarter of 2020 compared to the third quarter of 2019 primarily due to an interest rate swap fee collected of $172,000, an expired loan commitment fee of $59,000, gain from the sale of OREO of $71,000 and general increases in other income components.

In future periods, sales of residential mortgages may decline due to a lower level of refinancing activity and or a lower level of residential home purchases due to the economic and social disruption caused by the COVID-19 pandemic. A decline in sales of residential mortgages would result in lower gain on sales of loans and a decline of non-interest income. The future origination and sale of SBA loans may be negatively affected by the pandemic.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Total non-interest income for the nine months ended September 30, 2020 increased $4.1 million, or 64.9%, to $10.3 million compared to total non-interest income of $6.2 million for the nine months ended September 30, 2019 due primarily to increases in gain on the sales of loans.
For the nine months ended September 30, 2020, $233.8 million of residential mortgages were originated and $208.1 million of residential mortgages were sold, which generated gain on sales of loans of $6.3 million, as compared to $107.4 million of residential mortgages originated and $86.7 million of residential mortgage sold, which generated gain on sales of loans of $2.7 million, for the nine months ended September 30, 2019. The increase in residential mortgage loans sold was due primarily to increased residential mortgage lending activity attributable to a lower interest rate environment for the first nine months of 2020 compared to the same period in 2019.
For the nine months ended September 30, 2020, SBA loan sales, excluding SBA PPP loans, were $7.8 million and gain on sales of loans of $688,000 was recorded compared to $10.4 million of SBA loans sold and gain on sales of loans of $817,000 recorded for the nine months ended September 30, 2019.
Service charges on deposit accounts decreased to $471,000 for the nine months ended September 30, 2020 from $490,000 for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, income on BOLI increased $195,000 to $632,000, due primarily to the increase in BOLI acquired in the Shore Merger compared to $437,000 for the nine months ended September 30, 2019. Other income increased $362,000 to $2.1 million compared to $1.7 million for the nine months ended September 30, 2019 in part due to an interest rate swap fee collected of $172,000, an expired loan commitment fee of $59,000 and general increases in other income components.

Non-Interest Expenses
For the three months ended September 30, 2020, non-interest expenses were $11.0 million compared to $8.4 million for the three months ended September 30, 2019, representing an increase of $2.5 million, or 30.0%. The primary reasons for the increase were higher commissions related to the origination of residential mortgages for sale of $1.2 million and $941,000 of expenses due to the inclusion of the former Shore operations in the third quarter of 2020.

The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$7,106	$5,231	$19,276	$15,472
Occupancy expense	1,222	972	3,597	2,984
Data processing expenses	486	379	1,402	1,072
Equipment expense	388	323	1,211	942
Marketing	21	62	99	253
Telephone	124	97	378	290
Regulatory, professional and consulting fees	575	426	1,536	1,259
Insurance	118	96	364	283
Supplies	67	65	275	188
FDIC insurance expense	225	(47)	484	113
Other real estate owned expenses	27	52	58	134
Merger-related expenses	—	302	64	575
Amortization of intangible assets	91	30	304	93
Other expenses	512	447	1,544	1,438
Total	$10,962	$8,435	$30,592	$25,096

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Salaries and employee benefits expense, which represents the largest portion of non-interest expenses, increased $1.9 million, or 35.8%, to $7.1 million for the third quarter of 2020 compared to $5.2 million for the third quarter of 2019, due primarily to a $1.2 million increase in mortgage commissions resulting from significantly higher residential mortgage lending activity, salaries and benefits for former Shore employees ($478,000) who joined the Company, merit increases and increases in employee benefit expenses, which amounts were partially offset by higher deferred loan origination expenses of approximately $142,000 related to the origination of loans.

Occupancy expense increased $250,000, or 25.7%, to $1.2 million for the three months ended September 30, 2020, due primarily to the addition of the five former Shore branch offices compared to $1.0 million for the three months ended September 30, 2019.

Data processing expenses increased $107,000, or 28.2%, to $486,000 for the third quarter of 2020 compared to $379,000 for the third quarter of 2019, due primarily to the addition of the Shore operations and increases in loans, deposits and other customer services.

Regulatory, professional and consulting fees increased $149,000, or 35.0%, to $575,000 in the third quarter of 2020 compared to $426,000 for the third quarter of 2019 due primarily to an increase in legal services.

FDIC insurance expense increased $272,000 for the third quarter of 2020, due primarily to the acquisition of Shore, the growth of assets, a credit of $87,000 from the FDIC applied to the second quarter of 2019 assessment and an increase in the FDIC assessment rate in 2020.

For the third quarter of 2020, there were no merger-related expenses compared to $302,000 for the third quarter of 2019 related to legal and financial advisory fees incurred for the Shore Merger.

Amortization of intangible assets increased $61,000, or 203.3%, to $91,000 for the three months ended September 30, 2020 compared to $30,000 for the three months ended September 30, 2019 due primarily to the $67,000 of amortization expense for the core deposit intangible related to the Shore Merger.

Other expenses increased $65,000, or 14.5%, due to general increases in other operating expenses.

Non-interest expenses may increase, if there is a significant increase in non-performing loans, as a result of higher expenses incurred in connection with loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Non-interest expenses were $30.6 million for the nine months ended September 30, 2020 compared to $25.1 million for the nine months ended September 30, 2019, representing an increase of $5.5 million, or 21.9%, due primarily to $2.0 million in higher commissions related to the origination of residential mortgages for sale and $2.9 million of expenses related to the inclusion of the former Shore operations and general increases year-over-year due to the growth of the Company.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased $3.8 million, or 24.6%, to $19.3 million for the nine months ended September 30, 2020 compared to $15.5 million for the nine months ended September 30, 2019, due primarily to salaries and benefits for former Shore employees ($1.4 million) who joined the Company, higher commissions of $2.0 million related to the higher origination volume of residential mortgage loans primarily for sale, merit increases and increases in employee benefit expenses.

Occupancy expense increased $613,000 or 20.5% to $3.6 million for the nine months ended September 30, 2020 compared $3.0 million for the nine months ended September 30, 2019, due primarily to the addition of the five former Shore branch offices.

Data processing expenses increased $330,000, or 30.8%, to $1.4 million for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019, due primarily to the addition of the Shore operations ($272,000) and increases in loans, deposits and other customer services.

Equipment expense increased $269,000, or 28.6%, to $1.2 million for the nine months ended September 30, 2020 compared to $942,000 for the nine months ended September 30, 2019, due primarily to additional equipment and maintenance agreements related to the inclusion of the Shore operations.

Regulatory, professional and consulting fees increased $277,000, or 22.0%, to $1.5 million for the nine months ended September 30, 2020 compared to $1.3 million for the nine months ended September 30, 2019, due primarily to an increase in legal services.

Supplies increased $87,000, or 46.3%, to $275,000 for the nine months ended September 30, 2020 compared to $188,000 for the nine months ended September 30, 2019, due primarily to growth of the Company, the inclusion of the former Shore operations and the purchase of COVID-19-related protective supplies.

FDIC insurance expense increased $371,000 to $484,000 for the nine months ended September 30, 2020 compared to $113,000 for the nine months ended September 30, 2019, due primarily to the acquisition of Shore, the growth in assets, the $87,000 credit from the FDIC for the third quarter of 2019 and an increase in the FDIC assessment rate.

Merger-related expenses declined to $64,000 for the nine months ended September 30, 2020 compared to $575,000 for the nine months ended September 30, 2019, due to the legal and financial advisory fees incurred in connection with the Shore Merger in 2019.

Amortization of intangible assets increased $211,000 to $304,000 for the nine months ended September 30, 2020 compared to $93,000 for the nine months ended September 30, 2019, due primarily to the amortization of the core deposit intangible related to the Shore Merger.

Income Taxes

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Income tax expense was $1.9 million for the third quarter of 2020, resulting in an effective tax rate of 27.9%, compared to income tax expense of $1.3 million, which resulted in an effective tax rate of 26.6% for the third quarter of 2019. The increase in the effective tax rate for the third quarter of 2020 was due primarily to the lower percentage of the total of income on BOLI and tax-exempt interest to pre-tax income in the third quarter of 2020 compared to the third quarter of 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Income tax expense was $4.5 million for the nine months ended September 30, 2020, which resulted in an effective tax rate of 27.1%, compared to income tax expense of $3.9 million, which resulted in an effective tax rate of 27.2% for the nine months ended September 30, 2019. The reduction in the effective tax rate for 2020 was due primarily to the effect of non-deductible merger expenses in the 2019 period.

FINANCIAL CONDITION

September 30, 2020 compared to December 31, 2019

Total consolidated assets were $1.84 billion at September 30, 2020, representing an increase of $257.8 million from total consolidated assets of $1.59 billion at December 31, 2019. This increase was due primarily to a $239.7 million increase in total loans, a $22.3 million increase in loans held for sale and a $5.2 million increase in total cash and cash equivalents partially offset by a $9.5 million decrease in total investment securities. The increase in assets was funded primarily by a $233.7 million increase in deposits and a $13.8 million increase in short-term borrowings.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.1 million at September 30, 2020 compared to $14.8 million at December 31, 2019, representing an increase of $5.2 million. The increase in cash and cash equivalents reflects an increase in cash and due from banks, partially offset by a decrease in interest-earning deposits, due to the timing of cash flows.

Loans Held for Sale

Loans held for sale were $28.2 million at September 30, 2020 compared to $5.9 million at December 31, 2019, representing an increase of $22.3 million. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 12.1% of total assets at September 30, 2020 and approximately 14.7% of total assets at December 31, 2019. Total investment securities decreased $9.5 million to $222.9 million at September 30, 2020 from $232.4 million at December 31, 2019. Purchases of investment securities totaled $56.1 million during the nine months ended September 30, 2020 and proceeds from sales, calls, maturities and payments totaled $66.7 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns. At September 30, 2020, securities available for sale were $135.1 million, representing a decrease of $20.7 million from securities available for sale of $155.8 million at December 31, 2019.

At September 30, 2020, the securities available for sale portfolio had net unrealized gains of $2.4 million compared to net unrealized gains of $414,000 at December 31, 2019. These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. At September 30, 2020, securities held to maturity were $87.8 million, representing an increase of $11.2 million from $76.6 million at December 31, 2019. The fair value of the held to maturity portfolio was $90.7 million at September 30, 2020.

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

The following table represents the components of the loan portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$615,957	42%	$567,655	47%
Mortgage warehouse lines	374,007	26	236,672	20
Construction loans	141,583	10	148,939	12
Commercial business	210,004	14	139,271	11
Residential real estate	88,206	6	90,259	7
Loans to individuals	27,432	2	32,604	3
Other loans	122	—	137	—
Total loans	1,457,311	100%	1,215,537	100%
Deferred loan (fees) costs, net	(1,627)		491
Total loans, including deferred loans (fees) costs, net	$1,455,684		$1,216,028
Total loans increased $239.7 million, or 19.7%, to $1.5 billion at September 30, 2020 compared to $1.2 billion at December 31, 2019. Commercial business loans increased $70.7 million, which included $75.6 million in SBA PPP loans, mortgage warehouse loans increased $137.3 million and commercial real estate loans increased $48.3 million. Partially offsetting these increases, construction loans decreased $7.4 million, loans to individuals decreased $5.2 million and residential real estate loans decreased $2.1 million.

Commercial real estate loans totaled $616.0 million at September 30, 2020, representing an increase of $48.3 million compared to $567.7 million at December 31, 2019. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of income-producing commercial properties.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse loans totaled $374.0 million at September 30, 2020 compared to $236.7 million at December 31, 2019. In the first nine months of 2020, $3.6 billion of residential mortgage loans were financed through the mortgage warehouse funding group compared to $2.5 billion during the first nine months of 2019. The higher level of funding activity was due primarily to the lower interest rate environment in 2020 than in 2019, which resulted in an increase in refinance activity in 2020 compared to 2019.

Construction loans totaled $141.6 million at September 30, 2020 compared to $148.9 million at December 31, 2019. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources. In many cases the Bank also provides the mortgage loan to the customer upon completion of the project.

Commercial business loans totaled $210.0 million at September 30, 2020 compared to $139.3 million at December 31, 2019. As a SBA preferred lender, the Bank is participating in the SBA PPP loan program, which was established under the CARES Act and has funded $75.6 million in SBA PPP loans for the nine months ended September 30, 2020. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $88.2 million at September 30, 2020 compared to $90.3 million at December 31, 2019. Loans to individuals, which are comprised primarily of home equity loans, totaled $27.4 million at September 30, 2020 compared to $32.6 million at December 31, 2019.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the economic environment and real estate market in the Company’s primary market area of northern and central New Jersey, communities along the New Jersey shore, primarily New Jersey and the New York City metropolitan area.

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

At September 30, 2020, non-performing loans increased by $12.7 million to $17.2 million from $4.5 million at December 31, 2019, and the ratio of non-performing loans to total loans increased to 1.18% at September 30, 2020 compared to 0.37% at December 31, 2019. During the nine months ended September 30, 2020, $2.2 million of non-performing loans were resolved, net charge-offs were $161,000 and $14.9 million of loans were placed on non-accrual status. For the nine months ended September 30, 2020, a $7.5 million participation in a construction loan, $6.9 million in commercial real estate loans, a $84,000 commercial business loan, $248,000 of loans to individuals and a $160,000 residential loan were placed on non-accrual status.

The major segments of non-accrual loans consist of commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio at the dates indicated.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-performing loans:
Loans 90 days or more past due and still accruing	$92	$—
Non-accrual loans	17,153	4,497
Total non-performing loans	17,245	4,497
Other real estate owned	267	571
Other repossessed assets	—	—
Total non-performing assets	17,512	5,068
Performing troubled debt restructurings	6,092	6,132
Performing troubled debt restructurings and total non-performing assets	$23,604	$11,200

Non-performing loans to total loans	1.18%	0.37%
Non-performing loans to total loans excluding mortgage warehouse lines	1.59%	0.46%
Non-performing assets to total assets	0.95%	0.32%
Non-performing assets to total assets excluding mortgage warehouse lines	1.19%	0.38%
Total non-performing assets and performing troubled debt restructurings to total assets	1.28%	0.71%
Non-performing assets increased by $12.4 million to $17.5 million at September 30, 2020 from $5.1 million at December 31, 2019. OREO totaled $267,000 at September 30, 2020 compared to $571,000 at December 31, 2019. Three residential lots acquired in the Shore Merger with a carrying value of $304,000 were sold in the nine months ended September 30, 2020. OREO at September 30, 2020 was comprised of three residential lots acquired in the Shore Merger with a carrying value of $174,000 and land with a carrying value of $93,000 that was foreclosed in the second quarter of 2018.

At September 30, 2020, the Bank had 12 loans totaling $6.2 million that were troubled debt restructurings. Two of these loans totaling $146,000 are included in the above table as non-accrual loans and the remaining ten loans totaling $6.1 million were performing. At December 31, 2019, the Bank had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $345,000 are included in the above table as non-accrual loans and the remaining nine loans totaling $6.1 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At September 30, 2020, there were 12 loans acquired with evidence of deteriorated credit quality totaling $5.2 million that were not classified as non-performing loans. At December 31, 2019, there were 13 loans acquired with evidence of deteriorated credit quality totaling $5.4 million that were not classified as non-performing loans.

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

Due to the economic disruption and uncertainty caused by the pandemic, the allowance for loan losses may increase in future periods as borrowers are affected by the severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, downgrades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

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
•Economic trends - national and local; and
•External factors - competition, legal and regulatory.

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

Much of the Company's lending is in northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

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

In response to the COVID-19 pandemic, management identified hotel and restaurant-food service as industries that were most likely to be adversely impacted in the near-term by the economic disruption caused by the pandemic. The following table, which presents information as of September 30, 2020, summarizes the amount of loan modifications and forbearance granted and the amount of SBA PPP loans funded.

(Dollars in thousands)	Balance	% of Total Loans	COVID-19 Deferrals through September 30, 2020	COVID-19 Deferrals at September 30, 2020	PPP Loans
Hotel	$68,487	4.7%	$43,096	$3,338	$662
Restaurant-food service	58,218	4.0%	13,745	1,424	10,818

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Balance, beginning of period	$9,271	$8,402	$8,402
Provision charged to operating expenses	5,340	1,350	1,050
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(165)	(463)	(438)
Loans to individuals	—	(7)	—
All other loans	(3)	(43)	(43)
Total loans charged off	(168)	(513)	(481)
Recoveries:
Commercial business and commercial real estate	7	26	—
Loans to individuals	—	6	6
All other loans	—	—	—
Total recoveries	7	32	6
Net charge offs	(161)	(481)	(475)
Balance, end of period	$14,450	$9,271	$8,977
Loans:
At period end	$1,455,684	$1,216,028	$1,025,031
Average during the period	1,292,650	964,920	910,975
Net charge offs to average loans outstanding	(0.01)%	(0.05)%	(0.05)%
Net charge offs to average loans outstanding, excluding mortgage warehouse loans	(0.02)%	(0.06)%	(0.06)%
Allowance for loan losses to:
Total loans at period end	0.99%	0.76%	0.88%
Total loans at period end excluding mortgage warehouse loans	1.18%	0.84%	1.16%
Non-performing loans	83.79%	206.16%	170.47%

The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of September 30, 2020 and December 31, 2019, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate loans	$6,077	0.99%	42%	$4,524	0.80%	47%
Commercial Business	2,571	1.22%	14%	1,409	1.01%	11%
Construction loans	3,219	2.27%	10%	1,389	0.93%	12%
Residential real estate loans	524	0.59%	6%	412	0.46%	7%
Loans to individuals	179	0.65%	2%	185	0.57%	3%
Subtotal	12,570	1.16%	74%	7,919	0.81%	80%
Mortgage warehouse lines	1,707	0.46%	26%	1,083	0.46%	20%
Unallocated reserves	173	—	—	269	—	—
Total	$14,450	0.99%	100%	$9,271	0.76%	100%
For the nine months ended September 30, 2020, the Company recorded a provision for loan losses of $5.3 million, and net charge-offs of $161,000 compared to a provision for loan losses of $1.1 million, and net charge-offs of $461,000 recorded for the first nine months of 2019. The higher provision for loan losses recorded for the first nine months of 2020 was due primarily to (i) a reserve for the estimated increase in incurred loan losses resulting from the economic and social disruption caused by the COVID-19 pandemic; (ii) the increase in the qualitative factors attributed to the modification of loans, including the deferral of principal and or interest payments and downgrades of the credit ratings on certain loans, (iii) additional provision to increase specific reserves and, (iv) to a lesser extent, the growth and change in the mix of the loan portfolio.

As part of the review of the adequacy of the allowance for loan losses at September 30, 2020, management reviewed over 95% of the $140.9 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days. Loans excluded from the review had a balance less than $250,000.

As a result of this review,management had concluded that although loans with modifications and deferrals of loan payments were credit rated “Pass-Watch,” the deferral of payments indicated a somewhat weaker financial strength than loans that were credit rated “Pass”. Therefore, an additional reserve for incurred losses of $1.0 million was maintained at September 30, 2020 for loans that were rated Pass-Watch and had received a deferral.

Management previously identified the hotel and restaurant-food service industries as most likely to be adversely impacted in the near-term by the economic disruption caused by the COVID-19 pandemic. At September 30, 2020 loans to hotel and restaurant-food service industries were $68.5 million and $58.2 million, respectively. Management reviewed over 99% of the hotel loans and over 95% of the restaurant-food service loans. Loans excluded from this review had a balance of less than $250,000.

Management also evaluated the potential that incurred losses had increased with respect to the concentrations in hotel and restaurant-food service loans. In reviewing the loans in the hotel concentration, management noted that the weighted average loan to value of the hotel loans was 55% and all loans were current, except for three loans with a balance of $5.9 million that was on non-accrual.

With the respect to the restaurant-food service concentration, management observed that the weighted average loan to value of these restaurant-food service loans was 63% and all loans with balances greater than $400,000 in this concentration were current, except for one loan with a balance of $0.5 million that was on non-accrual.

On the basis of this review and the evaluation of the loans in the hotel and restaurant-food service concentrations, management concluded that, at September 30, 2020, an increase in loan defaults would require a substantial decrease in the value of the collateral supporting these loans for there to be a significant increase in incurred losses in the hotel and restaurant-food service concentrations.

Construction loans are closely monitored on a quarterly basis and are reviewed to assess the progress of construction relative to the plan and budget and lease-up or sales of units.

Management also expanded its loan level review for the third quarter of 2020 to include a review of loans to schools that are private educational institutions that are generally sponsored or affiliated with religious organizations. The loans totaled $28.8 million at September 30, 2020, 99% of which were reviewed by management.

The expanded review also included commercial loans made under the SBA 7(a) loan program with loan balances greater than $250,000. These loans were not reviewed in the second quarter of 2020 because the SBA was making the loan payments through September 30, 2020 as part of the CARES Act financial assistance. $6.7 million, or 45% of the total loans of $14.8, million were reviewed.

In connection with management's review for the third quarter of 2020, loans totaling $2.7 million and $7.5 million were down-graded to “Special Mention” and “Substandard,” respectively. Two hotel loans totaling $4.6 million were placed on non-accrual status during the third quarter of 2020.

At September 30, 2020, the allowance for loan losses was $14.5 million, or 0.99% of loans, compared to $9.3 million, or 0.76% of loans, at December 31, 2019 and $9.0 million, or 0.88% of loans, at September 30, 2019. The allowance for loan losses was 83.79% of non-performing loans at September 30, 2020 compared to 206.16% of non-performing loans at December 31, 2019 and 170.47% of non-performing loans at September 30, 2019.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at September 30, 2020. However, it is expected that the economic disruption occurring due to the COVID-19 pandemic will continue to impact businesses, borrowers, employees and consumers in the near term, which may continue with increasing severity in future periods. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Demand
Non-interest bearing	$426,528	$287,555
Interest bearing	429,020	393,392
Savings	299,583	259,033
Certificates of deposit	355,902	337,382
Total	$1,511,033	$1,277,362
At September 30, 2020, total deposits were $1.5 billion, representing an increase of $233.7 million, or 18.3%, from $1.3 billion at December 31, 2019.

The increase in deposits from December 31, 2019 was due primarily to a $139.0 million increase in non-interest-bearing demand deposits, a $35.6 million increase in interest-bearing demand deposits, a $40.6 million increase in savings deposits and an $18.5 million increase in certificates of deposit. Consistent with observed trends in the banking industry, the Company experienced a significant increase in deposits during the nine months ended September 30, 2020. The primary source of the growth of deposits was the increase in deposits from existing customers. In addition, certificates of deposit originated through internet deposit listing services increased approximately $54.4 million during 2020, which was partially offset by decreases in other certificates of deposit.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. As the pandemic continues, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may in turn cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2020, the Company had $105.9 million of short-term borrowings compared to $92.1 million of short-term borrowings December 31, 2019. In April 2020, the Bank began participating in the Federal Reserve's PPPLF, which is a liquidity and borrowing program to allow participating banks to borrow 100% of the SBA PPP loans funded through the SBA at an interest rate of 0.35% for up to two years. The borrowing under the Federal Reserve PPPLF was $75.5 million at September 30, 2020.

Liquidity
At September 30, 2020, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $922.0 million, at September 30, 2020.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2020 and December 31, 2019, the Bank pledged approximately $492.6 million and $308.5 million of loans, respectively, to support the FHLB borrowing capacity. At September 30, 2020 and December 31, 2019, the Bank had available borrowing capacity of $281.1 million and $131.2 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at September 30, 2020.
The Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2020, the balance of cash and cash equivalents was $20.1 million.
Net cash used by operating activities totaled $12.4 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $6.9 million for the nine months ended September 30, 2019.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. The increase in cash used by operating activities for the nine months ended September 30, 2020 compared to net cash provided by operating activities for the nine months ended September 30, 2019 was due primarily to the increase in net income and the higher provision for loan losses for 2020 less the net funding (cash used) of loans held for sale of approximately $15.1 million for the first nine months of 2020 compared to net sales (cash used) of loans held for sale of approximately $162,000 for the first nine months of 2019.

Net cash used in investing activities totaled $226.9 million for the nine months ended September 30, 2020 compared to $139.6 million for the nine months ended September 30, 2019. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary use of cash by investing activities for the nine months ended September 30, 2020 was the purchase of $56.1 million of investment securities compared to $37.6 million in the first nine months of 2019. Sales, calls, payments, and maturities of investment securities for the first nine months of 2020 were $66.7 million compared to $41.6 million of payments, calls and maturities for the first nine months of 2019. During the nine months ended September 30,

2020, net loans increased $239.5 million compared to an increase in net loans of $142.1 million during the nine months ended September 30, 2019.

Net cash provided by financing activities was $244.5 million for the nine months ended September 30, 2020 compared to $136.6 million for the nine months ended September 30, 2019. The primary source of funds for the 2020 period was the increase in both the deposits and short-term borrowings of $233.7 million and $13.8 million, respectively. The primary source of funds for the nine months ended September 30, 2019 was the $72.4 million increase in deposits and the $66.0 million increase in short-term borrowings. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations over the next 12 months following September 30, 2020.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $11.4 million, or 6.7%, to $182.0 million at September 30, 2020 from $170.6 million at December 31, 2019.  The increase in shareholders’ equity was due primarily to an increase of $9.3 million in retained earnings and a $1.5 million increase in accumulated other comprehensive income.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. For the nine months ended September 30, 2020, the Company withheld 14,411 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

See Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information regarding the Company's purchases of equity securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of September 30, 2020 and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of September 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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
The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 at 0.625% of Common Equity Tier 1 capital to risk-weighted assets and increased by that amount each year until fully implemented in January 2019 at 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At September 30, 2020, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Common equity Tier 1 (CET1)	$146,678	9.44%	$68,276	4.50%	N/A	N/A
Total capital to risk-weighted assets	179,128	11.58%	121,380	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	164,678	10.62%	91,035	6.00%	N/A	N/A
Tier 1 leverage capital	164,678	9.32%	69,186	4.00%	N/A	N/A

As of December 31, 2019:
Common equity Tier 1 (CET1)	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Common equity Tier 1 (CET1)	$164,500	10.62%	$68,251	4.50%	$98,585	6.50%
Total capital to risk-weighted assets	178,950	11.57%	121,335	8.00%	151,669	10.00%
Tier 1 capital to risk-weighted assets	164,500	10.62%	91,002	6.00%	121,335	8.00%
Tier 1 leverage capital	164,500	9.31%	69,164	4.00%	86,454	5.00%

As of December 31, 2019:
Common equity Tier 1 (CET1)	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at September 30, 2020 a parallel shift down was not presented.
Based upon the current interest rate environment, as of September 30, 2020, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$68,939	$5,198	8.15%	$210,420	$715	0.34%
+200	66,706	2,965	4.65%	210,988	1,283	0.61%
—	63,741	—	—%	209,705	—	—%
(1)Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)Economic value of equity is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2020, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the 2019 Form 10-K. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

The following strategies are among those used to manage interest rate risk:

•Actively market commercial business loan originations, which tend to have adjustable rate features and which generate customer relationships that can result in higher core deposit accounts;
•Actively market commercial mortgage loan originations, which tend to have shorter maturity terms and higher interest rates than residential mortgage loans and which generate customer relationships that can result in higher core deposit accounts;
•Actively market core deposit relationships, which are generally longer duration liabilities;
•Utilize short term and long-term certificates of deposit and/or borrowings to manage liability duration;
•Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•Maintain adequate levels of capital; and
•Utilize loan sales and/or loan participations.

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2020. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2020.

In an immediate and sustained 200 basis point increase in market interest rates at September 30, 2020, net interest income for the next 12 months would increase approximately 4.7%, when compared to a flat interest rate scenario.

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

Changes in Internal Control Over Financial Reporting

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2020, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarter ended June 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 396,141 shares of its common stock, representing 5% of the shares of common stock outstanding on January 21, 2016, as adjusted for subsequent common stock dividends. At September 30, 2020, 394,141 shares remained available for repurchase under the common stock repurchase program. The following table sets forth information regarding the Company's repurchases of its common stock for the three months ended September 30, 2020.

Period		Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
July 1, 2020	July 31, 2020	3,998	$12.46	—	394,141
August 1, 2020	August 31, 2020	4,385	13.23	—	394,141
September 1, 2020	September 30, 2020	—	—	—	394,141
Total		8,383	$12.86	—	394,141
(1) Represents shares withheld in connection with the vesting of restricted stock awards to satisfy tax withholding obligations.

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

1ST CONSTITUTION BANCORP

Date:	November 6, 2020	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)